Form 10-Q
period 2000-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2000-08-17
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NO. 0-30821

TELECOMMUNICATION SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MARYLAND (State or Other Jurisdiction of Incorporation or Organization)	52-1526369 (I.R.S. Employer Identification No.)

275 West Street, Annapolis, MD (Address of principal executive offices)	21401 (Zip Code)

(410) 263-7616

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports): Yes [ x ]     No [  ]

      Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days: Yes [  ]     No [ x ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Each Class:	as of August 7, 2000

Class A Common Stock, par value $0.01 per share	12,854,930
Class B Common Stock, par value $0.01 per share	10,787,671

INDEX

TELECOMMUNICATION SYSTEMS, INC.

PART I. — FINANCIAL INFORMATION

Item  1. — Financial Statements

TeleCommunication Systems, Inc.

Statements of Operations

(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenue:

Network applications:

Software licenses	$2,245	$1,049	$3,412	$1,428

Services	2,578	1,504	4,800	3,355

Network applications	4,823	2,553	8,212	4,783

Communications engineering services	7,681	8,995	16,351	15,551

Total revenue	12,504	11,548	24,563	20,334

Cost of revenue:

Network applications:

Amortization of software development costs	672	350	1,342	700

Cost of network application services	1,807	1,104	3,385	2,147

Cost of network applications	2,479	1,454	4,727	2,847

Cost of communications engineering services	5,636	6,831	12,038	12,193

Total cost of revenue	8,115	8,285	16,765	15,040

Other operating expenses:

Sales and marketing	1,237	560	2,315	1,040

Research and development	674	275	1,142	495

General and administrative	2,595	1,335	4,510	2,311

Non-cash stock compensation expense	158	—	158	—

Depreciation and amortization of property and equipment	517	163	1,088	330

Total other operating expenses	5,181	2,333	9,213	4,176

Income (loss) from operations	(792)	930	(1,415)	1,118

Interest expense and other financing costs	430	364	804	767

Income (loss) before income taxes	(1,222)	566	(2,219)	351

Income tax expense (benefit)	(524)	—	(907)	—

Net income (loss)	(698)	566	(1,312)	351
Dividends accrued on Series A Redeemable

Convertible Preferred Stock	(200)	—	(400)	—
Accretion of Series A Redeemable Convertible

Preferred Stock	(24)	—	(48)	—

Net income (loss) attributable to common stockholders	$(922)	$566	$(1,760)	$351

Earnings (loss) per share, basic	$(0.07)	$0.05	$(0.15)	$0.03

Earnings (loss) per share, diluted	$(0.07)	$0.03	$(0.15)	$0.02

Weighted average shares used in computation — basic	12,780	10,788	11,771	10,788

Weighted average shares used in computation — diluted	12,780	16,195	11,771	16,285

See accompanying notes.

TeleCommunication Systems, Inc.

Balance Sheets

(in thousands, except share data)
(unaudited)

	December 31,	June 30,	June 30, 2000
	1999	2000	Pro Forma

Assets

Current assets:

Cash	$3,257	$1,572	$67,119

Restricted cash	1,445	1,445	1,445

Accounts receivable	10,522	7,785	7,785

Unbilled receivables, less allowance of $100 in 1999 and 2000	1,344	2,211	2,211

Deferred income taxes	241	241	241

Other current assets	365	351	351

Total current assets	17,174	13,605	79,152

Property and equipment, net of accumulated depreciation and amortization of $2,008 in 1999 and $3,096 in 2000	2,669	2,899	2,899

Software development costs, net of accumulated amortization of $2,286 in 1999 and $3,628 in 2000	7,374	7,784	7,784

Other assets	455	1,504	1,345

Total assets	$27,672	$25,792	$91,180

Liabilities and stockholders’ equity (deficit)

Current liabilities:

Accounts payable and accrued expenses	$4,085	$4,987	$4,987

Accrued payroll and related liabilities	2,730	1,895	1,895

Deferred revenue	720	1,456	1,455

Notes payable to related parties	1,426	1,426	1,426

Current portion of long-term debt and capital lease obligations	3,984	3,767	989

Total current liabilities	12,945	13,531	10,752

Long-term debt, less current portion and net of discount of $361 in 1999 and $226 in 2000	5,948	4,877	—

Capital lease obligations, less current portion	724	1,180	1,180

Commitments and contingent liabilities	—	—	—

Deferred income taxes	2,734	1,827	1,827

Series A Redeemable Convertible Preferred Stock, $0.001 par value:

Authorized shares — 15,000,000; issued and outstanding shares of 3,412,000 in 1999 and 2000; none pro forma; liquidation preference of $2.93 per share plus accrued dividends, aggregating $10,400 in 2000	9,520	9,968	—

Stockholders’ equity (deficit):

Class A Common Stock; $0.01 par value:

Authorized shares — 225,000,000; issued and outstanding shares of 10,787,671 in 1999 and 2000; 12,660,942 shares pro forma	108	108	127

Class B Common Stock; $0.01 par value:

Authorized shares — 75,000,000; issued and outstanding shares of 2,918,280 in 2000; 10,787,671 shares pro forma	—	29	108

Additional paid-in capital	—	103	83,401

Accumulated deficit	(4,307)	(5,831)	(6,215)

Total stockholders’ equity (deficit)	(4,199)	(5,591)	77,421

Total liabilities and stockholders’ equity (deficit)	$27,672	$25,792	$91,180

See accompanying notes.

TeleCommunication Systems, Inc.

Statements of Cash Flows

(in thousands)
(unaudited)

	Six months ended
	June 30

	2000	1999

Operating activities

Net income (loss)	$(1,312)	$351

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Amortization of software development costs	1,342	700

Depreciation and amortization of property and equipment	1,088	330

Amortization of debt discount	174	81

Deferred income taxes	(907)	—

Non-cash stock compensation expense	158	—

Changes in operating assets and liabilities:

Accounts receivable	2,737	(3,130)

Unbilled receivables	(867)	(601)

Other current assets	14	(27)

Accounts payable and accrued expenses	865	2,505

Accrued payroll and other liabilities	(835)	(305)

Deferred revenue	735	461

Net cash provided by operating activities	3,192	365

Investing activities

Purchases of property and equipment	(275)	(106)

Capitalized software development costs	(1,752)	(1,931)

Change in restricted cash	—	(5)

Change in other assets	(1,049)	(48)

Net cash used in investing activities	(3,076)	(2,090)

Financing activities

Proceeds from line of credit	—	670

Proceeds from issuance of long-term debt	—	2,000

Proceeds from issuance of employee stock options	209	—

Payments on long-term debt	(943)	(612)

Payments on capital lease obligations	(1,047)	—

Payment of debt issue costs	(20)	(40)

Net cash provided by (used in) financing activities	(1,801)	2,018

Net change in cash	(1,685)	293

Cash at the beginning of the period	3,257	440

Cash at the end of the period	$1,572	$733

See accompanying notes

TeleCommunication Systems, Inc

Notes to Financial Statements

June 30, 2000
(in thousands, except share data)
(unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s registration statement on Form S-1, File No. 333-35522, effective on August 7, 2000.

2.  Earnings (Loss) Per Common Share

	Three months ended		Six months ended
	June 30,		June 30,

	2000	1999	2000	1999

Numerator:

Net income (loss)	$(698)	$566	$(1,312)	$351
Dividends on Series A

Redeemable Convertible Preferred Stock	(200)	—	(400)	—
Accretion of Series A

Redeemable Convertible Preferred Stock	(24)	—	(48)	—

	$(922)	$566	$(1,760)	$351

Denominator:

Denominator for basic earnings (loss) per common share — weighted average shares	12,780,023	10,787,671	11,771,303	10,787,671

Effect of dilutive securities:

Employee stock options	—	3,912,670	—	4,002,582

Warrants	—	1,494,565	—	1,494,565

	—	5,407,235	—	5,497,147

Denominator for diluted earnings (loss) per common share	12,780,023	16,194,906	11,771,303	16,284,818

Earnings (loss) per common share — basic	$(0.07)	$0.05	$(0.15)	$0.03

Earnings (loss) per common share — diluted	$(0.07)	$0.04	$(0.15)	$0.02

Basic earnings (loss) per common share is based upon the average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share includes the additional dilutive effect of other outstanding securities, consisting of stock options, warrants and convertible preferred stock. Because the Company incurred a net loss for the three and six months ended June 30, 2000, these potentially dilutive securities were excluded from the computation for those periods because the result would be anti-dilutive.

TeleCommunication Systems, Inc

Notes to Financial Statements — (Continued)

2.  Earnings (Loss) Per Common Share — (continued)

Supplemental Pro Forma Earnings (Loss) Per Common Share

Pro forma basic and diluted loss per common share attributable to common stockholders is presented to disclose the effect on (loss) earnings per common share of the assumed conversion or exercise of securities which converted or became mandatorily exercisable into common stock upon the closing of the Company’s initial public offering completed in August 2000. For purposes of the pro forma computation, the convertible securities are assumed to have been converted or exercised on January 1, 1999, or the issuance date, if later.

The following table summarizes the computation of the supplemental pro forma basic and diluted earnings (loss) per common share presented in the accompanying statements of operations:

			Six months ended
	Three months ended June 30		June 30

	2000	1999	2000	1999

Numerator:

Net income (loss)	$(698)	$566	$(1,312)	$351

Denominator:

Shares used in historical calculation, basic	12,780,023	10,787,671	11,771,303	10,787,671

Add:
Pro forma conversion of Series A

Redeemable Preferred Stock	3,549,488	—	3,549,488	—

Pro forma conversion of warrants to purchase Class A Common Stock	1,397,907	1,397,907	1,397,907	1,397,907

Denominator for pro forma earnings (loss) per common share — basic	17,727,418	12,185,578	16,718,698	12,185,578

Additional dilution from options and warrants	—	3,912,670	—	4,002,582

Denominator for pro forma earnings (loss) per common share — diluted	17,727,418	16,098,248	16,718,698	16,188,160

Supplemental pro forma earnings (loss) per common share:

Basic	$(0.04)	$0.05	$(0.08)	$0.03

Diluted	$(0.04)	$0.04	$(0.08)	$0.02

3.  Supplemental Disclosure of Cash Flow Information

The Company acquired property and equipment under capital leases totaling $86 and $622 for the three months ended June 30, 1999 and 2000 respectively, and $142 and $1,043 for the six months ended June 30, 1999 and 2000, respectively.

Interest paid totaled $375 and $423 for the three months ended June 30, 1999 and 2000 respectively, and $803 and $774 for the six months ended June 30, 1999 and 2000, respectively.

4.  Income Taxes

As discussed more fully in notes 1 and 22 to the 1999 audited financial statements, prior to December 15, 1999 the Company was organized as a Subchapter S Corporation under the Internal Revenue Code and was not

TeleCommunication Systems, Inc

Notes to Financial Statements — (Continued)

4.  Income Taxes — (continued)

subject to income taxes. Commencing December 15, 1999, the Company is subject to income tax at the corporate level. Assuming that the Company was subject to income taxes for the three-and six-month periods ended June 30, 1999, pro forma net income was approximately $351 and $218, respectively. Pro forma diluted earnings per share for the three-and six-month periods ended June 30, 1999 were $0.02 and $0.01, respectively.

During the six months ended June 30, 2000, the Company reduced its deferred tax liability by $907 to reflect the tax effect of its net operating loss for that period.

5.  Segment Information

The following table sets forth information on each of the Company’s reportable segments:

	Three months ended		Six months ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenue:

Software licenses	$2,245	$1,049	$3,412	$1,428

Services	2,578	1,504	4,800	3,355

Network applications	4,823	2,553	8,212	4,783

Communications engineering services	7,681	8,995	16,351	15,551

Total revenue	$12,504	$11,548	$24,563	$20,334

Segment profit (loss):

Network applications	$(955)	$188	$(2,018)	$289

Communications engineering services	163	742	603	829

Total segment profit (loss)	$(792)	$930	$(1,415)	$1,118

Depreciation and amortization of property and equipment:

Network applications	$220	$120	$417	$247

Communications engineering	297	43	671	83

Total depreciation and amortization of property and equipment	$517	$163	$1,088	$330

6.  Stock Splits

In April 2000, the Company declared a three-for-one stock split of its common stock for stockholders of record on April 5, 2000. In June 2000, the Company declared a one-for-2.92 reverse stock split of its common stock for stockholders of record on June 15, 2000 and increased the number of authorized Class A and Class B shares of common stock to 225,000,000 and 75,000,000, respectively. All share and per share data including stock option, warrant and earnings (loss) per common share information has been restated in the financial statements to retroactively reflect the stock split and reverse stock split.

7.  Stock Options

In April 2000, the Company increased the number of shares of Class B Common Stock reserved for future issuance of stock options eligible for granting under the Amended and Restated 1997 Stock Incentive Plan from 6,466,803 shares to 8,904,110 shares. During April 2000, the Company granted options to purchase 172,757 shares of common stock to employees at an exercise price of $2.86 per share. For the three and six

TeleCommunication Systems, Inc

Notes to Financial Statements — (Continued)

7.  Stock Options — (continued)

months ended June 30, 2000, the Company recorded $158 of non-cash stock compensation expense related to these grants.

In July 2000, the Company granted incentive stock options to employees and Directors to purchase 580,603 shares of Class B common stock. The options were granted at an exercise price less than the estimated market value of the Company’s common stock at the date of grant.

The Company expects to record stock compensation expense of approximately $8,500 as a result of these option grants that will be recognized ratably over the five-year vesting period.

8.  Pro Forma Balance Sheet and Subsequent Events

In August 2000, the Company completed an initial public offering of 4,700,000 shares of common stock which resulted in net proceeds of approximately $73,007, after deducting underwriting discounts, commissions and offering expenses. Upon the closing of the offering, the Series A Redeemable Convertible Preferred Stock automatically converted into 3,549,488 shares of Class A Common Stock and all outstanding warrants were exchanged for 1,397,907 shares of Class A Common Stock. Concurrently with the closing, a recapitalization occurred in which (i) all outstanding shares of non-voting Class B Common Stock were converted into an equal number of shares of Class A Common Stock having one vote per share; (ii) all outstanding options and warrants to purchase non-voting Class B Common Stock were converted to be exercisable for an equal number of shares of Class A Common Stock having one vote per share; and (iii) the outstanding shares of Class A Common Stock issued to Maurice B. Tosé, the Company’s President, Chief Executive Officer and Chairman of the Board, were converted into an equal number of shares of Class B Common Stock, which have three votes per share.

The accompanying pro forma balance sheet gives effect to (i) the conversion of 3,412,000 shares of outstanding Series A Redeemable Convertible Preferred Stock into 3,549,488 shares of Class A Common Stock, (ii) exercise of all outstanding warrants into 1,397,907 shares of Class A Common Stock for proceeds of $421, (iii) conversion of 10,787,671 shares of outstanding Class A Common Stock into an equal number of shares of Class B Common Stock, (iv) conversion of all outstanding shares of Class B Common Stock into 2,918,280 shares of Class A Common Stock; and (v) the retirement of $9,100 of debt with a portion of the proceeds of the offering.

TeleCommunication Systems, Inc

Notes to Financial Statements — (Continued)

8.  Pro forma Balance Sheet and Subsequent Events — (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “believes,” “anticipates,” “intends,” or “expects.” These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report depending in particular upon the risks and uncertainties described in the “Risk Factors” in the Company’s Registration Statement filed on Form S-1, as amended, and certain factors including, but not limited to, the ability of the Company to (i) focus its business on network application software products and related services, (ii) continue to rely on Lucent Technologies, Inc. to market and sell the Company’s network applications and for other relevant support, (iii) adapt and integrate new technology into its products, (iv) expand its business offerings in the wireless data industry, (v) capitalize on opportunities in the marketplace and the Company’s future financial results and other factors. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Company Background

      We provide wireless network application software and services and communications engineering services. We were founded in 1987 as a provider of communications engineering services, which have historically generated the majority of our revenue. Our communications engineering services include network design, installation and operation, network engineering and analysis, and complex program management. Through our experience, we recognized the demand for network application software that provides for the delivery of Internet content, short messages and enhanced data communications services to wireless devices, including phones, two-way pagers and personal digital assistants. As a result, we expanded our business over the past several years to focus on the development of this software.

      In 1990, we began engagements to design and develop custom network application software. In 1996, we entered into a development agreement with Lucent Technologies, Inc. to develop software and to share revenue from and ownership rights in this software. In 1997, under this agreement, we released the Short Message Service Center, a software application which allows wireless device users to send and receive text or data messages. In 1998, we developed Prepaid Wireless, a software application that allows wireless subscribers to pre-pay for wireless phone service. In the same year, we developed and installed our Wireless Internet Gateway, a software application for wireless carriers which enables two-way data communication between the Internet and wireless networks. During 1999, we instituted an aggressive program to develop additional software for wireless connectivity to the Internet.

      As the demand for software applications that provide data delivery to wireless devices grows, we expect our future revenue to continue to be increasingly derived from network application software licenses and related services. We have incurred net losses in two of the past five years and had nominal income in two other years. We may incur further net losses in the future. We expect our operating expenses to grow significantly, particularly as a result of the expansion of our sales and marketing efforts and research and development activities.

Overview

      We manage our business in two segments, network applications and communications engineering services. Our network applications segment consists of the development and licensing of software products and the provision of related services. Our communications engineering services segment includes the design, development and deployment of complex information processing and communication systems, including high-speed satellite data networks, and the provision of related services. The following table sets forth information on each of our segments:

	Three months ended		Six months ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenue:

Software licenses	$2,245	$1,049	$3,412	$1,428

Services	2,578	1,504	4,800	3,355

Network applications	4,823	2,553	8,212	4,783

Communications engineering services	7,681	8,995	16,351	15,551

Total revenue	$12,504	$11,548	$24,563	$20,334

Segment profit (loss):

Network applications	$(955)	$188	$(2,018)	$289

Communications engineering services	163	742	603	829

Total segment profit (loss)	$(792)	$930	$(1,415)	$1,118

Depreciation and amortization of property and equipment:

Network applications	$220	$120	$417	$247

Communications engineering	297	43	671	83

Total depreciation and amortization of property and equipment	$517	$163	$1,088	$330

      For the six months ended June 30, 2000, our aggregate revenue from U.S. government agencies was $10.9 million and our aggregate revenue from our Lucent channel was $4.1 million, compared to $12.1 million from the U.S. government and $2.1 million from Lucent for the six months ended June 30, 1999. For the three months ended June 30, 2000, our aggregate revenues from U.S. government agencies was approximately $6.1 million and revenue from our Lucent channel was approximately $2.4 million, compared to $6.9 million from the U.S. government and $1.1 million from Lucent for the same period in 1999.

      From 1989 to June 1998, we participated as a minority-owned business enterprise for federal government contracting purposes under Section 8(a) of the U.S. Small Business Act. We continue to perform under contracts awarded to us under this program, and have recently filed and on August 4, 2000 received a waiver of the termination of the Section 8(a) contracts with the Small Business Administration to enable us to perform under those contracts. We had $6.7 million of backlog under such contracts as of June 30, 2000. The last of these contracts is scheduled to end in December 2002. Total backlog at June 30, 2000 was $21.2 million.

  Network Application Revenue

      We generate network applications revenue from two sources, licensing of our software products and provision of related services. The Short Message Service Center, Prepaid Wireless and Wireless Internet Gateway products have been the principal generators of software license fees. Lucent pays us initial license fees generally equal to 50% of the revenue it generates from sales of the Short Message Service Center and Prepaid Wireless applications that we developed under the development agreement we entered into with Lucent. For sales of our Wireless Internet Gateway, Lucent pays us initial fees which we negotiate on a case by case basis and which have generally ranged between 75% and 90% of the sale value. Initial licensing fees are a function of the number of subscribers in the network where our software is deployed. As a carrier’s subscriber base increases, the carrier must purchase additional capacity under its license agreement with

Lucent and we receive additional revenue. We recognize license fee revenue when each of the following have occurred: (1) evidence of an arrangement is in place; (2) we have delivered software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software license fees billed and not recognized as revenue are included in deferred revenue.

      In April 2000, Lucent indicated that it would cease to market the Prepaid Wireless software we developed under our development agreement with Lucent and would instead market and sell a new prepaid wireless software application that it is currently developing. Under an amendment to our development agreement with Lucent, we have granted Lucent the right to incorporate software and other intellectual property developed by us into their new prepaid wireless software application. Lucent has agreed to share revenue with us from the sale of this new prepaid wireless software for the next four years. We will receive 50% of the revenue from Lucent’s sales of this software for the twelve months ended March 31, 2001; 25% of this revenue for the twelve months ended March 31, 2002; and 20% of this revenue for the 24 months ended March 31, 2004. We cannot predict the amount of revenue we will ultimately receive from the sale of this new prepaid wireless software application. If we sell the Prepaid Wireless software application developed under our development agreement with Lucent or any software primarily based upon it, we will split all revenue from these sales with Lucent. Additionally, we have agreed to refrain from marketing Prepaid Wireless software to specified Lucent wireless carrier customers through March 31, 2001. Our license and related service revenue from the Prepaid Wireless software were approximately 5% of our network applications revenue for the six months ended June 30, 2000 and less than 1% for the same period in 1999. Revenue from Prepaid Wireless was less than 1% of network applications revenue for the quarters ended June 30, 2000 and 1999. Also in April 2000, we agreed with Lucent to develop Over-The-Air, a software application which enables the activation of wireless devices from remote locations. After this software is developed and available for sale, Lucent will pay us initial license fees equal to 40% of the revenue for the first year and 50% of the revenue thereafter.

      Our network applications service revenue arises from annual maintenance fees for our packaged software products and fees from development, implementation and maintenance of custom software. Maintenance fees on packaged software are collected in advance and recognized ratably over the annual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. We recognize fixed-fee contract revenue using the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs. We recognize estimated losses under long-term contracts in their entirety upon discovery.

  Communications Engineering Services Revenue

      We generate communications engineering services revenue from the design, development and deployment of complex information processing and communication systems for corporate and government enterprises. Examples of recent representative communications engineering services projects include work performed under our agreements with AT&T Solutions Inc., special operations units of the U.S. Department of Defense, U S West, Inc. and the City of Baltimore. Under our agreement with AT&T Solutions, Inc., we designed, installed and operate a global satellite communications network for a multinational bank. Under our agreement with the Special Operations Forces of the U.S. Department of Defense, we created a system which integrates secure and non-secure radio frequency, satellite and wireline networks for data and voice communications. U S West, Inc. needed a connection between their existing Octel voicemail systems and the Lucent Advantage system. Under our agreement with U S West, we designed and installed a new connection between these systems. Under our agreement with the City of Baltimore, we provide maintenance for their third-party software, network engineering services and help desk support.

      We generally provide communications engineering services under long-term contracts. We recognize revenue under long-term contracts as billable costs are incurred and for fixed-price contracts using the percentage-of-completion method, measured by total costs incurred compared to total estimated costs. We recognize estimated losses on contracts in their entirety upon discovery. Under our contracts with the U.S. government, contract costs, including our allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.

  Cost of Network Applications Revenue

      Our cost of network applications revenue includes the costs of developing software and the direct costs of providing services. We capitalize software development costs after we establish technological feasibility, and we amortize those costs over the estimated useful life of the software beginning on the date when the software is first available for general release. We calculate amortization of software development costs on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product, which is never greater than four years. We also compute amortization using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product. If this revenue curve method results in amortization greater than the amount computed using the straight-line method, we record amortization at that greater amount. Amortization as a percentage of software license fees is generally a higher percentage in the early stages of a product’s life cycle. Our cost of network application services consists primarily of compensation, benefits and travel expenses incurred when providing our services.

  Cost of Communications Engineering Services Revenue

      Our cost of communications engineering services revenue consists primarily of compensation, benefits, travel and the costs of third-party contractors that we engage. Our costs of providing services under long-term contracts include an allocation of indirect costs at rates that comply with federal contractor cost accounting regulations.

  Sales and Marketing Expense

      Our sales and marketing expenses include compensation and benefits, and trade show, travel, advertising and public relations costs which are expensed as incurred, We have historically sold our network application software products through our relationship with Lucent. This sales process typically includes participation of our engineers along with Lucent in presenting our products to prospective customers, We also market our network applications and communications engineering products and services by responding to requests for proposals and through our direct sales force. During 1999 and the first six months of 2000, we hired additional personnel to market our products directly to wireless carriers and enterprises. We intend to hire a significant number of new employees in the future to expand our sales force.

  Research and Development Expense

      Our research and development expense consists of the costs of developing software products incurred prior to completion of a detailed program design confirming technological feasibility. We incur these costs to enhance existing packaged software products as well as to create new software products. These costs primarily include compensation and benefits as well as costs associated with using third-party laboratory and testing resources. We expense research and development costs as they are incurred.

  General and Administrative Expense

      General and administrative expense consist primarily of compensation costs and other costs associated with management, finance, human resources and internal information systems. These costs include compensation and benefits, rent, utilities and other facilities costs which are expensed as incurred.

  Depreciation and Amortization Expense

      Depreciation and amortization expense (other than amortization of software development costs) represents the period costs associated with our investment in computer, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful life of the assets.

  Non-Cash Stock-Based Compensation Expense

      Since April 2000, we have granted options to purchase 778,360 shares of common stock to employees and Directors at an exercise less than the estimated market value of the Company’s common stock at the date of grant. We will record additional stock compensation expense of approximately $8.5 million as a result of these option grants that will be recognized ratably over the five-year vesting period.

Results of Operations

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

      Revenue. Total revenue increased $1.0 million, or 8%, to $12.5 million in the second quarter of 2000 from $11.5 million during the same period in 1999.

      Total network application revenue increased $2.2 million, or 89%, to $4.8 million in the second quarter of 2000 from $2.6 million during the same period in 1999. Network application software license revenue grew approximately $1.2 million, or 114%, to $2.2 million in the second quarter of 2000 from $1.0 million during the same period in 1999. This increase resulted from additional sales of the Short Message Service Center and Web Gateway applications as well as an increased subscriber base for the Prepaid Wireless application. Network application services revenue increased $1.1 million, or 71%, to $2.6 million in the second quarter of 2000 from $1.5 million during the same period in 1999. This increase resulted from increased revenue related to maintenance associated with packaged software products and an increase in sales of custom software applications.

      Communications engineering services revenue decreased $1.3 million, or 15%, to $7.7 million in the second quarter of 2000 from $9.0 million during the same period in 1999. The decrease resulted from reduced focus on this segment during the period, and network engineering projects ending and delays in the commencement of new projects.

      Cost of Revenue. Total cost of revenue decreased by $0.2 million, or 2%, to $8.1 million in the second quarter of 2000 from $8.3 million during the same period in 1999. As a percentage of revenue, cost of revenue decreased to 65% in the second quarter of 2000 from 72% for the same period in 1999.

      Cost of network applications revenue increased $1.0 million, or 70%, to $2.5 million in the second quarter of 2000 from $1.5 million during the same period in 1999. Amortization of software development costs increased $0.3 million, or 92%, to $0.7 million in the second quarter of 2000 from $0.4 million during the same period in 1999. The increase was a result of the general release of enhancements to our software products that have increased our capitalized software costs subject to amortization. Cost of network application services revenue increased $0.7 million, or 64%, to $1.8 million in the second quarter of 2000 from $1.1 million during the same period in 1999. The increase in cost of network applications services revenue resulted from higher personnel and other related costs necessary to support the increase in revenue as noted above.

      Cost of communications engineering services revenue decreased $1.2 million, or 18%, to $5.6 million in the second quarter of 2000 from $6.8 million during the same period in 1999. The decrease resulted from an overall decrease in the business volume in communications engineering services. As a percentage of related revenue, cost of communications engineering services revenue decreased to 73% in the second quarter of 2000 from 76% for the same period in 1999. The higher gross margin resulted from a reduced proportion of contracts with subcontractor and purchased system components, which typically have lower profit margins than contracts that predominantly use employee labor.

      Sales and Marketing Expense. Sales and marketing expense increased $0.7 million, or 121%, to $1.2 million in the second quarter of 2000 from $0.6 million in the same period in 1999. The increase was primarily the result of a higher average number of personnel dedicated to sales and marketing and increased costs associated with trade shows.

      Research and Development Expense. Research and development expense increased $0.4 million, or 145%, to $0.7 million in the second quarter of 2000 from $0.3 million during the same period in 1999. The increase was primarily from additional expenditures for development of wireless Internet and messaging applications.

      General and Administrative Expense. General and administrative expense increased $1.3 million, or 94%, to $2.6 million in the second quarter of 2000 from $1.3 million during the same period in 1999. The increase in general and administrative expense resulted from adding facilities and support resources in anticipation of expanded product development and planned service offerings.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.3 million, or 217%, to $0.5 million in the second quarter of 2000 from $0.2 million in the same period in 1999. Depreciation and amortization of our property and equipment increased as a result of continued growth of our infrastructure to support the increase volume of sales and development activity.

      Non-Cash Stock Compensation Expense. Non-cash stock compensation expense was $0.2 million in the second quarter of 2000. This is the result of granting options to purchase 172,757 shares of common stock to employees at an exercise price below the estimated fair value of our common stock. We will record additional compensation expense related to these grants of approximately $1.9 million that will be recognized ratably over the remaining five-year vesting period of the options.

      Interest Expense and Other Financing Costs. Interest expense and other financing costs remained constant in 2000 and 1999.

      Net Income (Loss). We incurred a net loss of $0.7 million in the second quarter of 2000 compared to net income of $0.6 million in the same period in 1999. This was due to the factors described above.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

      Revenue. Total revenue increased $4.3 million, or 21%, to $24.6 million in the first six months of 2000 from $20.3 million during the same period in 1999.

      Total network application revenue increased $3.4 million, or 72%, to $8.2 million in the first six months of 2000 from $4.8 million during the same period in 1999. Network application software license revenue grew approximately $2.0 million, or 139%, to $3.4 million in the first six months of 2000 from $1.4 million during the same period in 1999. This increase resulted from additional sales of the Short Message Service Center and Web Gateway applications. Network application services revenue increased $1.4 million, or 43%, to $4.8 million in the first six months of 2000 from $3.4 million during the same period in 1999. This increase resulted from increased maintenance revenue related to packaged software products and an increase in sales of custom software applications.

      Communications engineering services revenue increased $0.8 million, or 6%, to $16.4 million in the first six months of 2000 from $15.6 million during the same period in 1999. The increase resulted from a network engineering project that began in July 1999, partly offset by the second quarter reduction in low margin network installation projects which raised second quarter 1999 revenues.

      Cost of Revenue. Total cost of revenue increased $1.7 million, or 12%, to $16.8 million in the first six months of 2000 from $15.0 million during the same period in 1999. As a percentage of revenue, cost of revenue decreased to 68% in the first six months of 2000 from 74% for the same period in 1999.

      Cost of network applications increased $1.9 million or 66%, to $4.7 million in the first six months of 2000 from $2.8 million during the same period in 1999. Amortization of software development costs increased $0.6 million or 92%, to $1.3 million in the first six months of 2000 from $0.7 million during the same period in 1999. This increase was the result of the general release of enhancements to our software products that have increased our capitalized software development costs subject to amortization. Cost of network application services revenue increased $1.2 million, or 58% to $3.4 million in the first six months of 2000 from $2.1 million during the same period in 1999. The increase in cost of network application services revenue resulted from higher personnel and other related costs necessary to support the increase in revenues as noted above.

      Cost of communications engineering services revenue decreased $0.2 million, or 1.3% to $12.0 million in the first six months of 2000 from $12.2 million during the same period in 1999. The decrease resulted from the reduction in lower margin network installation projects that were more significant in 1999. As a percentage of related revenue, cost of communications engineering services revenue decreased to 49% in the first six months of 2000 from 60% for the same period in 1999. The higher gross margin resulted from a reduced proportion of contracts with subcontractor and purchased system components, which typically have lower profit margins than contracts that predominately use employee labor.

      Sales and Marketing Expense. Sales and marketing expense increased $1.3 million, or 122%, to $2.3 million in the first six months of 2000 from $1.0 million during the same period for 1999. The increase was primarily a result of an increased number of personnel hired for sales and marketing efforts.

      Research and Development Expense. Research and development expense increased $0.6 million, or 130%, to $1.1 million in the first six months of 2000 from $.6 million during the same period for 1999. The increase resulted primarily from additional expenditures for development of wireless Internet applications.

      General and Administrative Expense. General and administrative expense increased $2.2 million, or 95%, to $4.5 million in the first six months of 2000 from $2.3 million during the same period for 1999. The increase in general and administrative expense resulted from adding facilities and support resources in anticipation of expanded product development and planned service offerings.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.8 million or 230%, to $1.1 million in the first six months of 2000 from $0.3 million during the same period for 1999. Depreciation and amortization of our property and equipment increased as a result of continued growth of our infrastructure to support the volume of sales and development activity.

      Non-Cash Stock Compensation Expense. Non-cash stock compensation expense was $0.2 million in the first six months of 2000. This is the result of granting options to purchase 172,757 shares of common stock to employees at an exercise price below the fair value of our common stock. We will record additional compensation expense related to these grants of approximately $2.0 million that will be recognized ratably over the remaining five-year vesting period of the options.

      Interest Expense and Other Financing Costs. Interest expense and other financing costs were $0.8 million in the first six months of 2000 and 1999. Higher costs of capital lease financing in 2000 were offset by avoidance of short-term borrowings.

      Net Income (Loss). We incurred a net loss of $1.3 million in the second quarter of 2000 compared to net income of $0.4 million in the same period in 1999. This was due to the factors described above.

Income Taxes

      From January 1, 1993 through December 14, 1999, we elected to be treated as an S corporation for federal income tax purposes under Subchapter S of the Internal Revenue Code of 1986 and accordingly, we were not subject to federal and state income taxes during that period. We terminated our S corporation status on December 14, 1999, and upon termination determined the differences between the financial reporting and income tax bases of our assets and liabilities. These differences were recorded as deferred tax assets or liabilities, and the net difference was reported as income tax expense in 1999. We recorded a $0.9 million tax benefit in the six months ended June 30, 2000. This benefit resulted from our ability to reduce our deferred tax liabilities by the tax effect of our net operating loss for the period.

Liquidity and Capital Resources

      Since our inception, we have financed our operations and capital expenditures through various lending arrangements, revenue from our operations and, more recently in December 1999, through the sale of redeemable convertible preferred stock. Our lending arrangements have provided funding through a line of credit, term notes and capital lease obligations. On August 8, 2000, we completed our initial public offering and raised net proceeds (after expenses of the offering) of approximately $73 million. As of June 30, 2000, on a pro forma basis including the initial public offering, we have unrestricted cash of $67.1 million and working capital of $68.4 million.

      We generated $3.2 million of cash from operations for the six months ended June 30, 2000, an increase of $2.8 million compared to the $0.4 million generated in the same period in 1999. Earnings before non-cash charges declined from $1.5 million for the six months ended June 30, 1999 to $0.5 million for the six months ended June 30, 2000. This decline was offset by the favorable effects on cash of reductions in working capital investments, primarily accounts receivable.

      The Company’s investing activities utilized $4.2 million of cash in the first six months of 2000. The Company expended $0.3 million in the first six months of 2000 for telecommunications and computer hardware. The Company also invested $1.8 million in network application software development, and expended $1.1 million for other assets. The Company anticipates that over the next twelve months it will continue to make significant capital investments for additional equipment and enhanced feature capabilities for its network application software.

      The Company’s financing activities utilized $1.8 million in the first six months of 2000, mainly due to repayment of long-term debt and capital lease obligations, partially offset by proceeds from the exercise of stock options.

      As of June 30, 2000, our most significant commitments consisted of obligations under noncancelable operating leases for office space and equipment. We have commitments of approximately $5.4 million that are payable through 2005, $0.9 million of which are payable in 2000.

      We expect our operating expenses to grow significantly, particularly as a result of the expansion of our sales and marketing operations, increased research and development activities and further development of our network infrastructure. The amounts and timing of these expenditures will vary depending upon the pace at which we expand, the amount of cash generated by our operations and competitive and technological developments.

      We intend to use the net proceeds from our initial public offering for working capital and general corporate purposes, including:

•	approximately $28 million for expansion of our sales and marketing operations, including significantly increasing our direct sales force;

•	approximately $24 million for research and development, including enhancements of our existing software products; and

•	approximately $9.1 million which was used to repay outstanding debt as of August 14, 2000.

      The Company believes that its cash and cash equivalents, and the funds anticipated to be generated from operations will be sufficient to finance the Company’s operations for at least the next 12 months. Although, we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditures requirements beyond the next twelve months, unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      We have limited exposure to financial market risks, including changes in interest rates. The interest rate on our revolving line of credit facility varies depending on the lender’s prime rate. A hypothetical 100 basis point increase in the lender’s prime rate would have an immaterial annual impact on our results of operations. Our long-term debt consists primarily of capital leases and term notes which have fixed interest rates; therefore, changes in interest rates will not materially impact our results of operations.

Part II. — OTHER INFORMATION

Item 1.  Legal Proceedings

      We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceeding arising in the ordinary course of our business.

Item 2.  Change in Securities and Use of Proceeds

      On August 7, 2000, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1 (File number 333-35522) relating to the initial public offering of the Company’s Class A common stock, par value $0.01 per share. The offering commenced on August 7, 2000 and all shares covered by the Registration Statement were sold. Upon the closing of the offering, the Series A Redeemable Convertible Preferred Stock automatically converted into 3,549,488 shares of Class A Common Stock and all outstanding warrants were exchanged for 1,397,907 shares of Class A Common Stock. Concurrently with the offering, a recapitalization occurred in which (i) all outstanding shares of non-voting Class B Common Stock were converted into an equal number of shares of Class A Common Stock having one vote per share; (ii) all outstanding options and warrants to purchase non-voting Class B Common Stock were converted to be exercisable for an equal number of shares of Class A Common Stock having one vote per share; and (iii) the outstanding shares of Class A Common Stock issued to Maurice B. Tosé, the Company’s President, Chief Executive Officer and Chairman of the Board, were converted into an equal number of shares of Class B Common Stock, which have three votes per share. The proceeds to the Company, net of underwriting discounts, was approximately $74 million. As of August 14, 2000, the Company has used $9.1 million of the proceeds to pay off its long term debt, and has invested the remainder of such proceeds in investment grade, interest-bearing securities. None of the net proceeds from the initial public offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company’s equity securities, or affiliates of the Company.

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      Effective June 15, 2000, the Company’s stockholders approved, by written consent, the Company’s plan of recapitalization and its Amended and Restated Articles of Incorporation.

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits:

           27.1 Financial Data Schedule

      b.  Reports on Form 8-K:

           None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of August, 2000.

TELECOMMUNICATION SYSTEMS, INC.

By	/s/ RICHARD A. YOUNG

Richard A. Young
Executive Vice-President and Chief
Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ RICHARD A. YOUNG Richard A. Young	Executive Vice-President and Chief Operating Officer	August 15, 2000
/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	August 15, 2000