Form 10-Q
period 2000-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2000-11-14
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2000
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ x ]     No [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Each Class:	as of November 8, 2000

Class A Common Stock, par value $0.01 per share	13,686,134
Class B Common Stock, par value $0.01 per share	10,787,671

Total Common Stock Outstanding	24,473,805

INDEX

TELECOMMUNICATION SYSTEMS, INC.

PART I. — FINANCIAL INFORMATION

Item  1. — Financial Statements

TeleCommunication Systems, Inc.

Statements of Operations

(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenue:

Network applications:

Software licenses	$2,956	$1,505	$6,368	$2,933

Services	3,576	1,823	8,376	5,178

Network applications	6,532	3,328	14,744	8,111

Communications engineering services	9,880	8,412	26,231	23,963

Total revenue	16,412	11,740	40,975	32,074

Cost of revenue:

Network applications:

Amortization of software development costs	826	350	2,168	1,050

Cost of network application services	3,160	1,392	6,545	3,539

Cost of network applications	3,986	1,742	8,713	4,589

Cost of communications engineering services	7,876	6,468	19,914	18,661

Total cost of revenue	11,862	8,210	28,627	23,250

Other operating expenses:

Sales and marketing	2,118	594	4,433	1,621

Research and development	1,569	296	2,711	791

General and administrative	3,082	1,459	7,592	3,783

Non-cash stock compensation expense	683	—	841	—

Depreciation and amortization of property and equipment	674	185	1,762	515

Total other operating expenses	8,126	2,534	17,339	6,710

Income (loss) from operations	(3,576)	996	(4,991)	2,114

Interest income (expense) and other financing costs, net	332	(436)	(472)	(1,203)

Income (loss) before income taxes and extraordinary item	(3,244)	560	(5,463)	911

Income tax benefit	(1,233)	—	(2,140)	—

Income (loss) before extraordinary item	(2,011)	560	(3,323)	911

Extraordinary item — loss on early extinguishment of debt, net of tax benefit of $133	(219)	—	(219)	—

Net income (loss)	(2,230)	560	(3,542)	911

Dividends on Series A Redeemable Convertible Preferred Stock	(83)	—	(482)	—

Accretion of Series A Redeemable Convertible Preferred Stock	(10)	—	(58)	—

Net income (loss) attributable to common stockholders	$(2,323)	$560	$(4,082)	$911

Earnings (loss) per common share before extraordinary item, basic	$(0.11)	$0.05	$(0.27)	$0.08

Earnings (loss) per common share, basic	$(0.12)	$0.05	$(0.28)	$0.08

Earnings (loss) per common share before extraordinary item, diluted	$(0.11)	$0.03	$(0.27)	$0.05

Earnings (loss) per common share, diluted	$(0.12)	$0.03	$(0.28)	$0.05

Weighted-average shares used in computation — basic	19,712	10,788	14,447	10,788

Weighted-average shares used in computation — diluted	19,712	17,251	14,447	17,686

See accompanying notes.

TeleCommunication Systems, Inc.

Balance Sheets

(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2000	1999

Assets

Current assets:

Cash and cash equivalents	$67,874	$3,257

Restricted cash	1,445	1,445

Accounts receivable	12,562	10,522

Unbilled receivables, less allowance of $100 in 2000 and 1999	4,230	1,344

Deferred income taxes	241	241

Other current assets	2,150	365

Total current assets	88,502	17,174

Property and equipment, net of accumulated depreciation and amortization of $3,770 and $2,008 in 2000 and 1999, respectively	3,232	2,669

Software development costs, net of accumulated amortization of $4,454 and $2,286 in 2000 and 1999, respectively	6,900	7,374

Other assets	606	455

Total assets	$99,240	$27,672

Liabilities and stockholders’ equity (deficit)

Current liabilities:

Accounts payable and accrued expenses	$6,446	$4,085

Accrued payroll and related liabilities	2,081	2,730

Deferred revenue	1,040	720

Notes payable to related parties	1,426	1,426

Current portion of long-term debt and capital lease obligations	922	3,984

Total current liabilities	11,915	12,945

Long-term debt, less current portion and net of discount of $361 in 1999	—	5,948

Capital lease obligations, less current portion	1,257	724

Commitments and contingent liabilities	—	—

Deferred income taxes	461	2,734

Series A Redeemable Convertible Preferred Stock, $0.001 par value:

Authorized shares — 15,000,000; issued and outstanding shares of 3,412,000 in 1999; liquidation preference of $2.93 per share plus accrued dividends, aggregating $10,000 in 1999	—	9,520

Stockholders’ equity (deficit):

Class A Common Stock $0.01 par value:

Authorized shares — 225,000,000; issued and outstanding shares of 13,600,626 and 10,787,671 in 2000 and 1999, respectively	136	108

Class B Common Stock; $0.01 par value:

Authorized shares — 75,000,000; issued and outstanding shares of 10,787,671 in 2000	108	—

Additional paid-in capital	93,429	—

Accumulated deficit	(8,066)	(4,307)

Total stockholders’ equity (deficit)	85,607	(4,199)

Total liabilities and stockholders’ equity (deficit)	$99,240	$27,672

See accompanying notes.

TeleCommunication Systems, Inc.

Statement of Stockholders’ Equity (Deficit)

(in thousands, except share data)
Nine Months Ended September 30, 2000

	Class A	Class B	Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	Deficit	Total

Balance at January 1, 2000	$108	$—	$—	$(4,307)	$(4,199)

Options exercised for the purchase of 3,230,589 shares of Class B Common Stock		32	251		283

Warrants exercised for the purchase of 172,449 shares of Class A Common Stock	2		48		50

Dividends on Series A Redeemable Convertible Preferred Stock at $0.08 per share			(289)	(193)	(482)

Accretion of Series A Redeemable Convertible Preferred Stock			(34)	(24)	(58)

Stock compensation expense for issuance of Class A Common Stock options at below fair market value			841		841

Issuance of 5,405,000 shares of Class A Common Stock upon initial public offering	54		85,399		85,453

Initial public offering issuance costs			(2,345)		(2,345)

Conversion of Series A Redeemable Convertible Preferred Stock to 3,505,480 shares of Class A Common Stock	35		9,489		9,524

Warrants exercised for the purchase 1,204,591 shares of Class A Common Stock	12		(12)		—

Conversion of Class B Common Stock to Class A Common Stock — 3,251,539 shares	32	(32)			—

Conversion of Class A Common Stock into Class B Common Stock — 10,787,671 shares	(108)	108			—

Options exercised for the purchase of 61,654 shares of Class A Common Stock	1		81		82

Net loss for the nine months				(3,542)	(3,542)

Balance at September 30, 2000 (unaudited)	$136	$108	$93,429	$(8,066)	$85,607

See accompanying notes.

TeleCommunication Systems, Inc.

Statements of Cash Flows

(in thousands)
(unaudited)

	Nine months ended
	September 30

	2000	1999

Operating activities

Net income (loss)	$(3,542)	$911

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization of software development costs	2,168	1,050

Depreciation and amortization of property and equipment	1,762	515

Extraordinary item — loss on early extinguishment of debt	352	—

Amortization of debt discount	204	175

Deferred income taxes	(2,273)	—

Non-cash stock compensation expense	841	—

Changes in operating assets and liabilities:

Accounts receivable	(2,040)	(6,771)

Unbilled receivables	(2,886)	1,627

Other current assets	(1,785)	(331)

Accounts payable and accrued expenses	2,361	324

Accrued payroll and other liabilities	(649)	(153)

Deferred revenue	320	1,798

Net cash used in operating activities	(5,167)	(855)

Investing activities

Purchases of property and equipment	(1,129)	(1,593)

Capitalized software development costs	(1,694)	(3,111)

Change in restricted cash	—	1,355

Change in other assets	(151)	(179)

Net cash used in investing activities	(2,974)	(3,528)

Financing activities

Proceeds from initial public offering of common stock	83,108	—

Proceeds from line of credit	1,582	7,826

Payment on line of credit	(1,582)	(6,309)

Proceeds from notes payable to related parties	—	537

Proceeds from issuance of long-term debt	—	2,331

Proceeds from exercise of employee stock options and warrants	415	—

Payments on long-term debt	(8,394)	(115)

Payments on capital lease obligations	(1,869)	(250)

Preferred stock dividend	(482)	—

Payment of debt issue costs	(20)	(70)

Net cash provided by financing activities	72,758	3,950

Net change in cash	64,617	(433)

Cash and cash equivalents at the beginning of the period	3,257	440

Cash and cash equivalents at the end of the period	$67,874	$7

See accompanying notes.

TeleCommunication Systems, Inc

Notes to Financial Statements

September 30, 2000
(in thousands, except share data)
(unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s registration statement on Form S-1, as amended, File No. 333-35522, which was declared effective on August 7, 2000.

2.  Earnings (Loss) Per Common Share

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Numerator:

Income (loss) before extraordinary item	$(2,011)	$560	$(3,323)	$911

Extraordinary item, net of taxes	(219)	—	(219)	—

Net income (loss)	(2,230)	560	(3,542)	911

Dividends on Series A Redeemable Convertible Preferred Stock	(83)	—	(482)	—

Accretion of Series A Redeemable Convertible Preferred Stock	(10)	—	(58)	—

Net income (loss) attributable to common stockholders	$(2,323)	$560	$(4,082)	$911

Net income (loss) attributable to common stockholders before extraordinary item	$(2,104)	$560	$(3,863)	$911

Denominator:

Denominator for basic earnings (loss) per common share — weighted-average shares	19,712,101	10,787,671	14,447,323	10,787,671

Effect of dilutive securities:

Employee stock options	—	4,969,036	—	5,403,533

Warrants	—	1,494,565	—	1,494,565

	—	6,463,601	—	6,898,098

Denominator for diluted earnings (loss) per share	19,712,101	17,251,272	14,447,323	17,685,769

Earnings (loss) per common share before extraordinary item — basic	$(0.11)	$0.05	$(0.27)	$0.08

Earnings (loss) per common share — basic	$(0.12)	$0.05	$(0.28)	$0.08

Earnings (loss) per common share before extraordinary item — diluted	$(0.11)	$0.03	$(0.27)	$0.05

Earnings (loss) per common share — diluted	$(0.12)	$0.03	$(0.28)	$0.05

TeleCommunication Systems, Inc

Notes to Financial Statements — (Continued)

2.  Earnings (Loss) Per Common Share — (continued)

Basic earnings (loss) per share is based upon the average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share includes the additional dilutive effect of other outstanding securities, consisting of stock options, warrants and convertible preferred stock. These potentially dilutive securities were excluded from the computation for the three and nine months ended September 30, 2000 because the result would be anti-dilutive.

3.  Supplemental Disclosure of Cash Flow Information

The Company acquired property and equipment under capital leases totaling $286 and $901 for the three months ended September 30, 2000 and 1999, respectively, and $1,329 and $1,043 for the nine months ended September 30, 2000 and 1999, respectively.

Interest paid totaled $636 and $322 for the three months ended September 30, 2000 and 1999, respectively, and $1,410 and $1,125 for the nine months ended September 30, 2000 and 1999, respectively.

4.  Income Taxes

As discussed more fully in notes 1 and 22 to the 1999 audited financial statements, prior to December 15, 1999 the Company was organized as a Subchapter S Corporation under the Internal Revenue Code and was not subject to income taxes. Commencing December 15, 1999, the Company is subject to income tax at the corporate level. Assuming that the Company was subject to income taxes for the three and nine month periods ended September 30, 1999, pro forma net income was approximately $347 and $565, respectively. Pro forma diluted earnings per common share for the three and nine month periods ended September 30, 1999 were $0.02 and $0.03, respectively.

During the nine months ended September 30, 2000, the Company reduced its deferred tax liability by $2,273 to reflect the tax effect of its net operating loss for that period.

TeleCommunication Systems, Inc

Notes to Financial Statements — (Continued)

5.  Segment Information

The following table sets forth information on each of the Company’s reportable segments:

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenue:

Software licenses	$2,956	$1,505	$6,368	$2,933

Services	3,576	1,823	8,376	5,178

Network applications	6,532	3,328	14,744	8,111

Communications engineering services	9,880	8,412	26,231	23,963

Total revenue	$16,412	$11,740	$40,975	$32,074

Segment profit (loss):

Network applications	$(3,302)	$498	$(5,296)	$787

Communications engineering services	(274)	498	305	1,327

Total segment profit (loss)	$(3,576)	$996	$(4,991)	$2,114

Depreciation and amortization of property and equipment:

Network applications	$311	$141	$728	$388

Communications engineering	363	44	1,034	127

Total depreciation and amortization of property and equipment	$674	$185	$1,762	$515

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

7.  Stock Options

During the quarter ended September 30, 2000, the Company granted incentive stock options to employees and directors to purchase 602,670 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of the Company’s Class A Common Stock at the date of grant.

For the three and nine months ended September 30, 2000, the Company recorded $683 and $841, respectively, of non-cash stock compensation expense related to these grants. The Company expects to record future stock compensation expense of approximately $8.7 million as a result of option grants that will be recognized ratably over the vesting period of five years.

8.  Initial Public Offering, Recapitalization and Extraordinary Loss

During the third quarter, the Company completed an initial public offering of 5,405,000 shares of Class A Common Stock which resulted in net proceeds of $83,108, after deducting underwriting discounts, commissions and offering expenses. Upon the closing of the offering, the Series A Redeemable Convertible Preferred Stock automatically converted into 3,505,480 shares of Class A Common Stock and all outstanding warrants were exchanged for 1,204,591 shares of Class A Common Stock. Concurrently with the closing, a

TeleCommunication Systems, Inc

Notes to Financial Statements — (Continued)

8.  Initial Public Offering, Recapitalization and Extraordinary Loss — (continued)

recapitalization occurred in which (i) all outstanding shares of non-voting Class B Common Stock were converted into an equal number of shares of Class A Common Stock having one vote per share; (ii) all outstanding options and warrants to purchase non-voting Class B Common Stock were converted to be exercisable for an equal number of shares of Class A Common Stock having one vote per share; and (iii) the outstanding shares of Class A Common Stock issued to Maurice B. Tosé, the Company’s President, Chief Executive Officer and Chairman of the Board, were converted into an equal number of shares of Class B Common Stock, which have three votes per share.

The Company used approximately $9.3 million of proceeds from the initial public offering to extinguish debt and has invested the remainder of such proceeds in investment grade, interest-bearing securities. In conjunction with the early extinguishment, $352 of unamortized debt discount and deferred financing costs were expensed as an extraordinary loss and presented net of a tax benefit of $133.

9.  Effect of Pending Accounting Pronouncements

In December 1999, the SEC staff issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 explains how the SEC believes existing rules for revenue recognition should be applied to transactions not specifically addressed by existing rules. In October 2000, the SEC staff issued a Frequently Asked Questions Document (“FAQ”) on SAB 101 to assist with implementation questions. The Company will be required to adopt SAB 101 in the fourth quarter of 2000, and based upon a preliminary review of the SAB and the FAQ, management believes the adoption of SAB 101 will have no effect on the Company’s reported operating results.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement, which the Company will be required to adopt in January 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management believes that the adoption of Statement 133 will have no effect on the Company’s financial statements as the Company currently does not conduct hedging activities or purchase derivative financial instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “believes,” “anticipates,” “intends,” or “expects.” For example, the statement regarding the Company’s belief as to its cash position for the next twelve months is a forward-looking statement. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenue and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report depending in particular upon the risks and uncertainties described in the “Risk Factors” in the Company’s Registration Statement filed on Form S-1, as amended, File No. 333-35522 and certain factors including, but not limited to, the ability of the Company to (i) focus its business on network application software products and related services, (ii) continue to rely on Lucent Technologies, Inc. to market and sell the Company’s network applications and for other relevant support, (iii) adapt and integrate new technology into its products, (iv) expand its business offerings in the wireless data industry, (v) capitalize on opportunities in the marketplace and the Company’s future financial results and other factors, (vi) develop software without any errors or defects and (vii) implement its sales and marketing strategies. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenue:

Software licenses	$2,956	$1,505	$6,368	$2,933

Services	3,576	1,823	8,376	5,178

Network applications	6,532	3,328	14,744	8,111

Communications engineering services	9,880	8,412	26,231	23,963

Total revenue	$16,412	$11,740	$40,975	$32,074

Segment profit (loss):

Network applications	$(3,302)	$498	$(5,296)	$787

Communications engineering services	(274)	498	305	1,327

Total segment profit (loss)	$(3,576)	$996	$(4,991)	$2,114

      For the three months ended September 30, 2000, our aggregate revenue from U.S. government agencies was approximately $6.1 million and revenue from our Lucent channel was approximately $4.8 million, compared to $9.6 million from the U.S. government and $1.9 million from Lucent for the same period in 1999. For the nine months ended September 30, 2000, our aggregate revenue from U.S. government agencies was $17.0 million and our aggregate revenue from our Lucent channel was $8.9 million, compared to $21.7 million from the U.S. government and $4.3 million from Lucent for the nine months ended September 30, 1999.

      Total company backlog at September 30, 2000 was $28.3 million, from $26.7 million at September 30, 1999. The backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Accordingly, a comparison of backlogs from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or future revenue. From 1989 to June 1998, we participated as a minority-owned business enterprise for federal government contracting purposes under Section 8(a) of the U.S. Small Business Act. We continue to perform under contracts awarded to us under this program, and in August 2000 received a waiver of the termination of the Section 8(a) contracts with the Small Business Administration to enable us to continue to perform under those contracts following our initial public offering. We had $8.9 million of backlog under such contracts as of September 30, 2000. The last of these contracts is scheduled to end in December 2002.

  Network Applications Revenue

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

      During the third quarter 2000, we entered into a marketing agreement with Compaq Computer Corporation to package our Wireless Internet Gateway application suite and Prepaid Wireless products on the Compaq CN-Series platform. Our network applications services revenue arises from annual maintenance fees for our packaged software products and fees from development, implementation and maintenance of custom software. Maintenance fees on packaged software are collected in advance and recognized ratably over the annual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. We recognize fixed-fee contract revenue using the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs. We recognize estimated losses under long-term contracts in their entirety upon discovery.

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

  Sales and Marketing Expense

      Our sales and marketing expenses include compensation and benefits, and trade show, travel, advertising and public relations costs which are expensed as incurred. We have historically sold our network application software products through our relationship with Lucent. This sales process typically includes participation of our engineers along with Lucent in presenting our products to prospective customers. We also market our network applications and communications engineering products and services by responding to requests for proposals and through our direct sales force. During 1999 and the first nine months of 2000, we hired additional personnel to market our products directly to wireless carriers and enterprises. We intend to hire a significant number of new employees through the end of 2000 to expand our sales force.

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

  Non-Cash Stock-Based Compensation Expense

      Since April 2000, we have granted options to purchase 867,619 shares of Class A Common Stock to employees and directors at an exercise price less than the estimated market value of the Company’s Class A Common Stock at the date of grant. We will record future additional stock compensation expense of approximately $8.7 million as a result of these option grants that will be recognized ratably over the remaining vesting period.

Results of Operations

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

      Revenue. Total revenue increased $4.7 million, or 40%, to $16.4 million in the third quarter of 2000 from $11.7 million during the same period in 1999.

      Total network application revenue increased $3.2 million, or 97%, to $6.5 million in the third quarter of 2000 from $3.3 million during the same period in 1999. Network application software license revenue grew approximately $1.5 million, or 100%, to $3.0 million in the third quarter of 2000 from $1.5 million during the same period in 1999. This increase resulted from additional sales of our Short Message Service Center and Wireless Internet Gateway applications. Network application services revenue increased $1.8 million, or 100%, to $3.6 million in the third quarter of 2000 from $1.8 million during the same period in 1999. This increase resulted from increased revenue related to maintenance associated with packaged software products, an increase in sales of custom software applications, and hardware revenue associated with the Wireless Internet Gateway applications.

      Communications engineering services revenue increased $1.5 million, or 18%, to $9.9 million in the third quarter of 2000 from $8.4 million during the same period in 1999. The increase resulted from the commencement of several new contracts and an increase in revenue recognized from a communications satellite system.

      Cost of Revenue. Total cost of revenue increased by $3.7 million, or 45% to $11.9 million in the third quarter of 2000 from $8.2 million during the same period in 1999. As a percentage of revenue, cost of revenue increased to 72% in the third quarter of 2000 from 70% for the same period in 1999.

      Cost of network applications revenue increased $2.3 million, or 135%, to $4.0 million in the third quarter of 2000 from $1.7 million during the same period in 1999. Amortization of software development costs increased $0.4 million, or 100%, to $0.8 million in the third quarter of 2000 from $0.4 million during the same period in 1999. The increase in amortization cost was a result of the general release of enhancements to our software products that have increased our capitalized software costs subject to amortization. Cost of network application services revenue increased $1.8 million, or 129%, to $3.2 million in the third quarter of 2000 from $1.4 million during the same period in 1999. The increase in cost of network application services revenue resulted from higher personnel and other related costs necessary to support the increase in revenue noted above, including hardware requirements associated with third quarter customer orders.

      Cost of communications engineering services revenue increased $1.4 million, or 22%, to $7.9 million in the third quarter of 2000 from $6.5 million during the same period in 1999. The increase resulted from hardware requirements associated with new projects. As a percentage of related revenue, cost of communication engineering services revenue increased to 80% in the third quarter of 2000 from 77% for the same period in 1999.

      Sales and Marketing Expense. Sales and marketing expense increased $1.5 million, or 250%, to $2.1 million in the third quarter of 2000 from $0.6 million in the same period in 1999. The increase was primarily a result of an increased number of personnel hired for sales and marketing efforts and increased costs associated with trade shows.

      Research and Development Expense. Research and development expense increased $1.3 million, or 433%, to $1.6 million in the third quarter of 2000 from $0.3 million during the same period in 1999. The increase was primarily from additional expenditures for development of Wireless Internet Gateway, Mobile Location Register, and Prepaid Wireless applications. We will use a portion of the proceeds from our initial public offering to focus on research and development, including enhancements to existing software products.

      General and Administrative Expense. General and administrative expense increased $1.6 million, or 107%, to $3.1 million in the third quarter of 2000 from $1.5 million during the same period in 1999. The increase in general and administrative expense resulted from adding facilities and support resources for expanding product development and service offerings.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.5 million, or 250%, to $0.7 million in the third quarter of 2000 from $0.2 million in the same period in 1999. Depreciation and amortization of our property and equipment increased as a result of continued growth of our infrastructure to support the increase volume of sales and development activity.

      Non-Cash Stock Compensation Expense. Non-cash stock compensation expense was $0.7 million in the third quarter of 2000. This is the result of granting options between April 2000 and the August 2000 date of our initial public offering of stock to employees at an exercise price below the estimated fair value of our common stock at the time of grant.

      Interest Income (Expense) and Other Financing Costs. Interest income (expense) and other financing costs increased $0.7 million or 175% to $0.3 million of net interest income in the third quarter of 2000 from $0.4 million of net interest expense during the same period in 1999. This increase is the result of the initial public offering proceeds being used to extinguish long-term debt and the income from the investment of a portion of the remaining proceeds.

      Extraordinary Item — Loss on Early Extinguishment of Debt — The Company used approximately $9.3 million of proceeds from the initial public offering to pay off debt. In conjunction with the extinguishment, $219 of unamortized debt discount and deferred financing costs, net of an income tax benefit, were expensed.

      Net Income (Loss). We incurred a net loss of $2.2 million in the third quarter of 2000 compared to net income of $0.6 million in the same period in 1999. This is a result of our focus on research and development, expansion of the sales force and maintenance of the infrastructure to support our growing business.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

      Revenue. Total revenue increased $8.9 million, or 28%, to $41.0 million in the first nine months of 2000 from $32.1 million during the same period in 1999.

      Total network application revenue increased $6.6 million, or 81%, to $14.7 million in the first nine months of 2000 from $8.1 million during the same period in 1999. Network application software license revenue grew approximately $3.5 million, or 121%, to $6.4 million in the first nine months of 2000 from $2.9 million during the same period in 1999. This increase resulted from additional sales of the Short Message Service Center and Wireless Internet Gateway applications. Network application services revenue increased $3.2 million, or 62%, to $8.4 million in the first nine months of 2000 from $5.2 million during the same period in 1999. This increase resulted from increased maintenance revenue related to packaged software products, an increase in sales of custom software applications, and hardware revenue associated with the Wireless Internet Gateway applications.

      Communications engineering services revenue increased $2.2 million, or 9% to $26.2 million in the first nine months of 2000 from $24.0 million during the same period in 1999. The increase resulted from a network engineering project that began in July 1999, and the commencement of several new projects during the third quarter 2000.

      Cost of Revenue. Total cost of revenue increased $5.3 million, or 23%, to $28.6 million in the nine months of 2000 from $23.3 million during the same period in 1999. As a percentage of revenue, cost of revenue decreased to 70% in the first nine months of 2000 from 72% for the same period in 1999.

      Cost of network applications revenue increased $4.1 million or 89%, to $8.7 million in the first nine months of 2000 from $4.6 million during the same period in 1999. Amortization of software development costs increased $1.1 million or 100%, to $2.2 million in the first nine months of 2000 from $1.1 million during the same period in 1999. This increase was the result of the general release of enhancements to our software products that have increased our capitalized software development costs subject to amortization. Cost of network application services revenue increased $3.0 million, or 86% to $6.5 million in the first nine months of 2000 from $3.5 million during the same period in 1999. The increase in cost of network application services revenue resulted from higher personnel, increased hardware requirements with Wireless Internet Gateway sales, and other related costs necessary to support the increase in revenue as noted above.

      Cost of communications engineering services revenue increased $1.2 million, or 6% to $19.9 million in the first nine months of 2000 from $18.7 million during the same period in 1999. The increase resulted from hardware requirements associated with new projects. As a percentage of related revenue, cost of communications engineering services revenue decreased to 76% in the first nine months of 2000 from 78% for the same period in 1999. The higher gross margin resulted from a reduced proportion of contracts with subcontractor components, which typically have lower profit margins than contracts that predominately use employee labor.

      Sales and Marketing Expense. Sales and marketing expense increased $2.8 million, or 175%, to $4.4 million in the first nine months of 2000 from $1.6 million during the same period for 1999. The increase was primarily a result of an increased number of personnel hired for sales and marketing efforts.

      Research and Development Expense. Research and development expense increased $1.9 million, or 238%, to $2.7 million in the first nine months of 2000 from $0.8 million during the same period for 1999. The increase was primarily from additional expenditures for development of Wireless Internet Gateway, Mobile Location Register, and Prepaid Wireless applications. We will use a portion of the proceeds from our initial public offering to focus on research and development, including enhancements to existing software products.

      General and Administrative Expense. General and administrative expense increased $3.8 million, or 100%, to $7.6 million in the first nine months of 2000 from $3.8 million during the same period for 1999. The increase in general and administrative expense resulted from adding facilities and support resources for expanding product development and service offerings.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.3 million or 260%, to $1.8 million in the first nine months of 2000 from $0.5 million during the same period for 1999. Depreciation and amortization of our property and equipment increased as a result of continued growth of our infrastructure to support the volume of sales and development activity.

      Non-Cash Stock Compensation Expense. Non-cash stock compensation expense was $0.8 million in the first nine months of 2000. This is the result of granting options to purchase 867,619 shares of Class A Common Stock to employees at an exercise price below the fair value of our Class A Common Stock. We will record future compensation expense related to these grants of approximately $8.7 million that will be recognized ratably over the remaining vesting period of the options.

      Interest Expense and Other Financing Costs. Net interest expense and other financing costs decreased $0.7 million or 58% to $0.5 million of net interest expense in the first nine months of 2000 from $1.2 million of net interest expense during the same period in 1999. This decrease is the result of the initial public offering proceeds being used to extinguish long-term debt and the income from the investment of a portion of the remaining proceeds.

      Extraordinary Item — Loss on Early Extinguishment of Debt — The Company used approximately $9.3 million of proceeds from the initial public offering to extinguish debt. In conjunction with the extinguishment, $219 of unamortized debt discount and deferred financing costs, net of an tax benefit, were expensed.

      Income Taxes. From January 1, 1993 through December 14, 1999, we elected to be treated as an S corporation for federal income tax purposes under Subchapter S of the Internal Revenue Code of 1986 and accordingly, we were not subject to federal and state income taxes during that period. We terminated our S corporation status on December 14, 1999, and upon termination determined the differences between the financial reporting and income tax bases of our assets and liabilities. These differences were recorded as deferred tax assets or liabilities, and the net difference was reported as income tax expense in 1999. We recorded a $2.3 million tax benefit in the nine months ended September 30, 2000. This benefit resulted from our ability to reduce our deferred tax liabilities by the tax effect of our net operating loss for the period.

      Net Income (Loss). We incurred a net loss of $3.5 million for the first nine months of 2000 compared to net income of $0.9 million in the same period in 1999.

Liquidity and Capital Resources

      In this quarter, we completed our initial public offering and raised net proceeds (after expenses of the offering) of approximately $83.1 million. As of September 30, 2000 we had unrestricted cash of $67.9 million and working capital of $76.6 million. Prior to our initial public offering, we financed our operations and capital expenditures through various lending arrangements, revenue from our operations and, more recently in December 1999, through the sale of redeemable convertible preferred stock. Our lending arrangements have provided funding through a line of credit, term notes and capital lease obligations.

      We utilized $5.2 million of cash for operations for the nine months ended September 30, 2000, an increase of $4.3 million compared to the $0.9 million utilized in the same period in 1999. Earnings before non-cash charges declined from $2.7 million for the nine months ended September 30, 1999 to $(0.5) million for the nine months ended September 30, 2000.

      Working capital as of September 30, 2000 was $76.6 million compared to $4.2 million as of December 31, 1999. The increase in working capital is a direct result of the completion of our initial public offering during the third quarter.

      The Company’s investing activities utilized $3.0 million of cash in the first nine months of 2000. The Company expended $1.1 million in the first nine months of 2000 for telecommunications and computer hardware. The Company also invested $1.7 million in network application software development, and expended $0.2 million for other assets. The Company anticipates that over the next twelve months it will continue to make significant capital investments for additional equipment and enhanced feature capabilities for its network application software.

      The Company’s financing activities provided $72.8 million in the first nine months of 2000, mainly due to our initial public offering completed in the third quarter of 2000. We used a portion of our $83.1 million of proceeds from our initial public offering to reduce our debt by $9.3 million.

      As of September 30, 2000, our most significant commitments consisted of obligations under noncancelable operating leases for office space and equipment. We have commitments of approximately $7.1 million that are payable through 2005, $1.3 million of which are payable in 2000.

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

      We are using the net remaining proceeds from our initial public offering for working capital and general corporate purposes, including expansion of our sales and marketing operations, including significantly increasing our direct sales force; and research and development, including enhancements of our existing software products.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      We have limited exposure to financial market risks, including changes in interest rates. The interest rate on our revolving line of credit facility varies depending on the lender’s prime rate. A hypothetical 100 basis point increase in the lender’s prime rate would have an immaterial annual impact on our results of operations. Our capital leases have fixed interest rates; therefore, changes in interest rates will not materially impact our results of operations. We have invested the net proceeds of our initial public offering in cash equivalents which are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. We believe that the effect, if any, on reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows is not material.

Part II. — OTHER INFORMATION

Item 1.  Legal Proceedings

      We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceeding arising in the ordinary course of our business.

Item 2.  Change in Securities and Use of Proceeds

      On August 7, 2000, the Securities and Exchange Commission declared effective the Company’s Registration Statement, as amended, on Form S-1 (File number 333-35522) relating to the initial public offering of 4,700,000 shares of the Company’s Class A Common Stock, par value $0.01 per share. The offering commenced on August 7, 2000 and all shares covered by the Registration Statement were sold.

      Upon the closing of the offering, the Series A Redeemable Convertible Preferred Stock automatically converted into 3,505,480 shares of Class A Common Stock and all outstanding warrants were exchanged for 1,204,591 shares of Class A Common Stock. Concurrently with the offering, a recapitalization occurred in which (i) all outstanding shares of non-voting Class B Common Stock were converted into an equal number of shares of Class A Common Stock having one vote per share; (ii) all outstanding options and warrants to purchase non-voting Class B Common Stock were converted to be exercisable for an equal number of shares of Class A Common Stock having one vote per share; and (iii) the outstanding shares of Class A Common Stock issued to Maurice B. Tosé, the Company’s President, Chief Executive Officer and Chairman of the Board, were converted into an equal number of shares of Class B Common Stock, which have three votes per share. The proceeds to the Company, net of underwriting discounts, was approximately $72.0 million.

      In September 2000, the underwriters of our initial public offering exercised their option to purchase an additional 705,000 shares of Class A Common Stock. This resulted in net proceeds of approximately $11.1 million. None of the net proceeds from the initial public offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company’s equity securities, or affiliates of the Company.

      From August 7, 2000, the effective date of the Company’s Registration Statement on Form S-1, to September 30, 2000, the Company’s use of net offering proceeds was as follows:

(000s)

Net offering proceeds to issuer	$83,108

Use of proceeds:

Property and equipment	741

Working capital	4,091

Repayment of indebtedness	9,312

Temporary investments:

Cash and cash equivalents	68,964

$83,108

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits:

  27.1 Financial Data Schedule

b.	Reports on Form 8-K:

  None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2000.

TELECOMMUNICATION SYSTEMS, INC.

By	/s/ RICHARD A. YOUNG

Richard A. Young
Executive Vice-President and Chief
Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ RICHARD A. YOUNG Richard A. Young	Executive Vice-President and Chief Operating Officer	November 14, 2000
/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 14, 2000