Form 10-K
period 2000-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2001-03-30
CIK 1111665

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF , THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000 OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF , THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30821

TELECOMMUNICATION SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	52-1526369 (I.R.S. Employer Identification No.)

275 West Street, Annapolis, MD (Address of principal executive offices)	21401 (Zip Code)

(410) 263-7616

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, Par Value $0.01

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 23, 2001 the aggregate market value of the Class A Common Stock held by non-affiliates, as reported on the Nasdaq National Market, was approximately $78,027,705.

     As of March 23, 2001 there were 17,506,389 shares of Class A Common Stock and 10,787,671 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which Incorporated

Proxy Statement related to registrant’s Annual Meeting of Stockholders to be held on June 19, 2001	Part III

i

      This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe,” “anticipate,” “intend” or “expect.” These forward-looking statements relate to our plans, objectives and expectations for future operations. We base these statements on our beliefs as well as assumptions made using information currently available to us. In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this document should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of factors discussed in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” as well as those discussed elsewhere in this Annual Report on Form 10-K including, changes in economic conditions, technology and the market in general, and our ability to adapt our products and services to these changes. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

Part I

Item 1.  Business

Overview

      We are a developer and a licensor of Network Application Software Products that enable the delivery of Internet content, short messages, and enhanced communication services to a wide variety of wireless devices, including phones, two-way pagers and personal digital assistants. We also provide Network Application Services, which include the maintenance of our software and development of custom software applications. Our Network Applications group was expanded in January 2001 with the acquisition of Xypoint Corporation (“Xypoint”), adding enhanced wireless 911 and carrier grade network operations centers. These network operations centers enable the delivery of location services and other network applications on a service bureau basis. Our service bureau model allows customers to acquire use of our software functionality through network connections to and from our facilities and to pay us based on usage volume. Through our February 2001 acquisition of reachNET, we provide messaging services to the hearing impaired using paging devices on a service bureau basis. On a pro forma basis, including Xypoint operations, our Network Applications group generated 46% and 52% of revenue for the year and fourth quarter ended December 31, 2000, respectively. Our Network Solutions (formerly Communications Engineering) group designs and installs wireless and wireline networks including high speed, satellite, and internet protocol networks and communications systems for corporate and government enterprises. Our Network Solutions group generated 54% and 48% of revenue for the year and fourth quarter ended December 31, 2000, respectively, on a pro forma basis including Xypoint operations.

      We were founded in 1987 and initially provided network solutions to the U.S. Department of Defense and other government customers. In 1996, we entered into a development agreement with Lucent Technologies to develop and co-own certain network application software, including Short Messaging Service. We have received substantially all of our network application software license revenue from sales to wireless carriers by Lucent and will continue to be substantially dependent upon Lucent for future sales of our network application software licenses. Our January 2001 acquisition of Xypoint accelerated and enhanced our offerings of wireless location based messaging services including service bureau offerings to carrier and enterprise customers.

Recent Events

•	On January 19, 2001, we completed our merger with Xypoint. The acquisition of Xypoint puts us in the forefront of the wireless location business, expands our customer base and accelerates the deployment of our integrated mobile messaging products. Under terms of the merger agreement, Xypoint shareholders and option and warrant holders received an aggregate 4.3 million shares of our Class A Common Stock and $734,000 cash.

•	On March 12, 2001, we announced a new service, Message Distribution Center that enables two-way text messaging subscribers to send a text message to any digital wireless phone by simply entering the person’s phone number.

•	On February 14, 2001, we completed our acquisition of reachNET. reachNET provides mobile telecommunications services on a subscription basis to deaf and hard-of-hearing individuals in the United States. Under terms of the agreement, reachNET shareholders received approximately $500,000 cash and 59,000 shares of our Class A Common Stock.

•	In September 2000, we entered into a marketing agreement with Compaq Computer Corporation to package our Wireless Internet Gateway application suite and Prepaid Wireless products on the Compaq CN-Series platform.

•	We developed a strategic alliance with Cisco Systems, Inc. (“Cisco”). We are a Premier provider of Cisco equipment and services, and are one of only four Cisco Certified organizations provisioning services in the Department of Defense market segment. We hope to expand our existing Cisco relationship to include our product development efforts in short messaging to provide future offerings in enhanced messaging systems and multimedia messaging systems.

•	During 2000, we announced the availability of three new products, PreferPay™, QueryNet® and MoChat™. PreferPay, our prepaid solution operated and controlled by the carrier, efficiently processes and rates wireless prepaid calls in real-time, thereby reducing network overhead and ensuring subscribers do not exceed their prepaid balance. QueryNet adds significant functionality to transaction-based services and messaging services, including wireless chat and instant messaging.

•	We added new customers which include the U.S. Department of State and State of Jigawa in Nigeria. We delivered our Deployable Communications System (“DCS”) to the U.S. Department of State. The DCS system supports a worldwide network for use by the Department of State during trips abroad and throughout the United States and provides full network functionality and IP telephony capability using landlines and satellite-based technologies. When completed in 2001, Phase I of the Jigawa project will provide global Internet access, satellite communications connectivity, State-wide and local wireless Internet distribution and Internet protocol multimedia content to 26 cities within Jigawa, and is expected to present us an opportunity for sale of our Network Application products and services.

•	We have also developed a strategic relationship with Gold Standard Multimedia (“GSM”). We will develop enabling technology to deliver GSM’s award-winning Clinical Pharmacology 2000™ web-based service to wireless handheld devices. Clinical Pharmacology 2000™ is an industry-leading drug information application deployed directly on the Internet at www.gsm.com, and also licensed to many industry partners, including WebMD, Careinsite, Physicians’ Online, Walgreens, Eckerd, PCS, and 3M Health Information Systems.

The Market Opportunity

      We believe the increasing reliance on mobile communications by individuals and businesses creates significant market demand for software applications that enable data delivery to wireless devices. The following trends are driving demand for wireless content and services:

      Growth in Wireless Communications and Wireless Device Functionality.  The use of wireless communications has increased significantly in recent years driven by expanded wireless network coverage, more affordable wireless communications service plans, and higher quality and less expensive wireless devices. According to International Data Corporation, the number of wireless phone subscribers globally should increase at a compound annual growth rate of 29%, from 303 million at the end of 1998, to 1.08 billion at the end of 2003. Wireless carriers can increase revenue per unit, differentiate their service offerings from competitors, improve customer loyalty and increase minutes of use by offering services that connect wireless users to the Internet and corporate intranets.

      The proliferation of wireless networks and technologies has made it possible for individuals and enterprises to “wireless enable” many services that previously required a wireline connection or that were performed manually. For example, electric utilities are increasingly using wireless technology to read meters, and wireless carriers are recognizing the potential for their networks to enable mobile commerce transactions. In response, wireless device manufacturers continue to increase the functionality of products such as phones, personal digital assistants and two-way pagers. The introduction of higher capacity wireless networks in Europe and the United States over the next several years should further this trend.

      The FCC’s E-911 Mandate. In 1996, the Federal Communications Commission, or FCC, mandated the adoption of E-911 technology by wireless carriers in two phases. Phase I requires wireless carriers to provide the public safety answering point, or PSAP, receiving the call with the 911 caller’s telephone number and the location of the call sector from where the call was made. Phase II will require wireless carriers to locate wireless 911 callers within location parameters specified in the FCC guidelines.

      Growth of the Internet, Corporate Intranets, E-Mail and Short Messaging. The Internet and internal corporate data networks, or intranets, have emerged as global communications channels that allow users to share information and conduct business transactions electronically. According to International Data Corporation, the number of Web users worldwide is projected to increase from approximately 144 million at the end of 1998 to over 602.4 million by the end of 2003.

      E-mail and short messaging services are increasingly important means of communication, with both the number of users and messages per individual projected to increase significantly. In Western Europe, where short messaging services are widely available, International Data Corporation estimates that the number of short messaging services users will increase from 30.2 million at the end of 1999 to 135.8 million at the end of 2004.

      Evolution of Location Services. One of the principal drivers of wireless communications growth is the ability to create value through the delivery of timely, highly specialized, interactive and location-specific advertising content. Advertisers, content providers and other businesses benefit from the ability to communicate and transact business in more direct and efficient ways on the Internet. By extending targeted advertising and content via wireless devices, we believe that advertisers, content providers and other businesses can expand the market for their products and content.

      Growth in Mobile Professionals. The workforce is becoming increasingly mobile. Enterprises can enhance the productivity of their mobile employees by allowing wireless access to corporate intranets and local area networks (LANs). International Data Corporation projected that in 1999, 40% of computer users worldwide employed by mid-sized and large enterprises would remotely access corporate LANs. This dramatic growth is expected to create significant demand for wireless network applications.

      Increased Outsourcing Trends. As information technology systems become more complex, companies are increasingly outsourcing many of their information technology requirements. Wireless carriers and enterprises are choosing to focus on their core businesses and seeking to reduce costs associated with maintaining information technology networks and software applications. Wireless carriers and enterprises with limited data experience frequently outsource the development and integration of wireless data applications and services.

Our Solution

      Wireless carriers and enterprises face many technology challenges in the rapidly evolving wireless data market. These challenges and our related solutions include:

•	Ability to Access Information Stored Inside Wireless Networks. There is a significant amount of information stored within wireless networks. Wireless intelligent networks manage mobility features, including call routing, roaming, and short messaging, and collect information such as user location, device on/off status and billing and transaction records. This information is transmitted within wireless networks through complex call control technology, known as Signaling System 7. However, this information is not readily accessible to most software developers.

We have extensive knowledge of the Signaling System 7 technology. We use this knowledge to develop network application software that is able to access the information stored inside wireless networks to provide enhanced data services and features. For example, our products can use device on/off status information and hold messages until a device has been turned on in order to ensure delivery of a message, to deliver only the most recently updated version of repeated messages, such as weather or stock quotes, and to notify members of a chat group of current participant availability.

•	Compatible Industry Standards. Enterprises seeking to communicate with mobile employees and customers encounter a wide variety of wireless carriers, networks and devices. Enterprises must be able to identify their end users’ wireless carriers and device types and deliver information through each carrier’s specific message delivery system to these devices. Furthermore, wireless carriers use different types of wireless network technology, each of which require different messaging formats.

Our products enable enterprises to deliver information to a wide variety of wireless devices and carrier networks and to be compatible with the existing systems of wireless carriers, wireless location determination technology companies and Internet protocols. We design products to be compatible with major types of wireless networks, including Time Division Multiple Access (TDMA), Code Division Multiple Access (CDMA), Global Standard for Mobile Communications (GSM), Integrated Digital Enhanced Network (iDEN) and Advanced Mobile Phone Service (AMPS). We are a member of the Wireless Application Protocol (WAP) Forum, Ltd. and our design products are compliant with the Wireless Application Protocol Forum’s standards.

•	Network Capacity. Wireless networks are optimized for voice rather than data transmission. As a result, there is limited network capacity available for data delivery. The proliferation of wireless data traffic, including e-mail, news, stock quotes, traffic alerts and other Internet content, can congest wireless networks. As a result, carriers seek technical solutions to manage network capacity.

Our software applications are designed to manage network capacity by prioritizing messages, blocking unwanted messages and recognizing when wireless devices are turned off or are out of range. These applications also delay the distribution of messages until the devices become available. These features improve carrier service quality by reducing the likelihood that unwanted, low priority or undeliverable messages will congest the network.

•	Security and Reliability. Enterprises are increasingly reliant on wireless devices to communicate with their mobile employees and customers. As a result, wireless carriers seek to provide secure and reliable messaging services.

We apply our network solutions experience with the U.S. military and use encryption mechanisms to provide secure messaging services. In addition, our products provide carriers and enterprises with the ability to confirm message delivery and receipt.

•	Deployment Challenges for New Software and Services. Wireless carriers seek to cost-effectively introduce new data and voice services to meet customer demand. Each new software introduction requires compatibility with existing systems and extensive technical training for users, which can delay product launches and increase product costs.

We design our software to be compatible with carrier network systems and existing software applications. In addition, our software enables carriers to easily accommodate additional capacity requirements. Our applications and services can be deployed as an application suite or individually depending on the wireless carrier’s or other service provider’s needs. As a result, our software provides for the cost-effective and rapid introduction of new services and the expansion of existing services.

Business Strategy

      We plan to continue to focus on developing and selling network application software and service bureau offerings that enables the delivery of Internet content, short messages, location information and other enhanced data communication services to and from wireless devices. The key elements of our strategy are to:

•	Leverage Our Expertise in Accessing Information Stored Inside Wireless Networks. We will continue to leverage our knowledge of complex call control technology, known as Signaling System 7, to unlock valuable information such as user location, device on/off status and billing and transaction records that resides inside wireless networks and is difficult to retrieve and utilize. Using this information, we intend to expand our integrated package of products and services for wireless carriers and enterprises.

•	Grow Our Wireless Carrier Base. Thirty-one wireless carrier networks in nine countries currently use one or more of our applications. We intend to expand our domestic and international carrier base by capitalizing on our relationship with Lucent and by expanding our own sales and marketing initiatives. We will continue to develop network application software for wireless carriers that operate on all major types of networks. We believe the trend towards globalization of communication standards like the Global Standard for Mobile Communications (GSM) represents a significant opportunity for us to increase our wireless carrier base and began installing our software in GSM-based networks in 2001.

•	Develop Our Corporate Enterprise Customer Base. We plan to develop our enterprise customer base through our direct sales force and by pursuing relationships with wireless carriers, Web development companies and content providers. As part of this strategy, we have developed an Application Programming Interface that can be used by Web developers to “wireless-enable” software applications for enterprises. Additionally, we believe our knowledge of complex call control technology, or Signaling System 7, and our extensive network solutions experience with enterprises will help us tailor wireless software applications and services for these customers. We intend to develop recurring revenue from enterprise customers by offering wireless communication services on a per-user or subscription basis.

•	Expand Our Sales and Marketing Capabilities. We have historically leveraged our strategic relationship with Lucent to market our network application software products to wireless carriers. We are developing relationships with communication infrastructure providers in order to expand our sales channels for our network application software products and services. For example, we have entered into an agreement with Compaq Computer Corporation that provides for the joint marketing of our network application software products and Compaq’s wireless computer hardware and software products. We are also growing our direct sales force and increasing our sales and marketing expenditures. Our increased marketing efforts will also include advertising, public relations, speaking engagements and conference sponsorship.

•	Develop and Enhance Our Technology. We will continue to invest in our underlying technology and to capitalize on our network solutions expertise to meet the growing demand for sophisticated wireless applications. Our product development staff includes 195 engineers who specialize in network application software development and network solutions. We also have research and development relationships with wireless handset manufacturers, wireless carriers, and content and electronic commerce providers.

•	Pursue Select Acquisitions. We intend to selectively pursue acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products and services and customer base.

Product and Service Offerings

Network Application Software Products

      We design and develop network application software for wireless carriers that provides the delivery of secure and personalized content, services and transactions to various wireless devices. In addition, we design and develop custom network software for a variety of telecommunications and information management systems. Our software uses universal industry standards. We specifically design our software for easy implementation, customization and integration with existing networks in order to accommodate future expansion. Network application software that we currently offer includes Wireless Internet Gateway and Wireless Intelligent Network Suite (WIN Suite™).

      Wireless Internet Gateway. Our Wireless Internet Gateway provides two-way data communication between the Internet and wireless networks. The Wireless Internet Gateway allows end users to customize the services they receive on wireless devices by setting up a user profile through a single Internet-based procedure. Wireless carriers can access these user profiles and usage data to gain a better understanding of customer behavior. The Wireless Internet Gateway allows additional wireless applications to be added as desired.

      We have developed the following applications for use with the Wireless Internet Gateway:

•	Web Calendar. The Web Calendar software allows users to schedule events on a personalized Web calendar and to receive notifications via their wireless devices.

•	Custom User Page. The Custom User Page software allows users to create personalized Web pages that others can access using the Internet to enter text messages for delivery to the user’s wireless device.

•	Personalized Paging. The Personalized Paging software enables users to create customized public and private address lists. These preset lists allow users to select the contact name, enter a short text message and select “send” for delivery to the contact’s wireless device.

•	Instant Messaging. The Instant Messaging software provides notification to a pre-selected group when a user activates his or her handset. This enables others to instantly call or send messages to that handset.

•	Mobile Originated Chat. The Mobile Originated Chat (MO Chat™) software enables two-way group text messaging between Internet and wireless device users. Users can participate in a “chat group” or “work group” by sending and receiving text messages to and from the other individuals in the group. MO Chat also contains an instant awareness function that allows a user automatically to join predetermined chat groups and notifies other on-line chat group members when the user activates his or her wireless device.

•	QueryNet®. The QueryNet software searches multiple sources on the Internet and intranets that the user selects in advance. QueryNet then formats and sends the search results to user-specified destinations at user-specified times.

•	Mobile Originated Menus. The Mobile Originated Menus (MO Menus™) software allows the rapid creation of customized menus of available services on wireless devices. Using the QueryNet software, MO Menus will allow users to request standard content sources from the Internet on demand. The software does not require a special Internet browser for wireless devices.

•	Mobile Originated Mail. The Mobile Originated Mail (MO Mail™) software provides users with mobile access to their various e-mail accounts and allows them to move easily between multiple accounts, view message headers, retrieve specific messages, delete messages, reply to messages or send new messages from two-way wireless devices.

      Wireless Intelligent Network Suite (WINSuite™).  We have also developed WINSuite, a package of software products that operate on Lucent’s intelligent network and that were specifically designed for wireless carriers. Wireless intelligent networks manage mobility features including call routing, roaming and short messaging, and also collect information such as user location, device on/off status, and billing and transaction records. Wireless intelligent networks use complex call control technology known as Signaling System 7. Our in-depth knowledge of Signaling System 7 and our capabilities, together with our extensive experience with Internet programming, provide us with a strong foundation upon which we build WINSuite products.

      WINSuite software products currently include the Short Message Service Center and Prepaid Wireless. We developed the Short Message Service Center and Prepaid Wireless software pursuant to a development agreement with Lucent. We share ownership rights in the Short Message Service Center and Prepaid Wireless software with Lucent and share the revenue from their sale. Additionally, we have agreed with Lucent to develop an enhanced Over-The-Air software application and we will share revenue from the sale of this software once it is developed. We also have agreed to refrain from selling Prepaid Wireless applications to specified Lucent wireless carrier customers through March 31, 2001, in exchange for a share of the revenue from sales of Lucent’s new prepaid wireless software application for the next four years. WINSuite software products are described below:

•	Short Message Service Center. The Short Message Service Center software enables users to send and receive text or data messages to and from wireless devices. The Short Message Service Center provides wireless carriers efficient two-way data delivery and supports major industry standards for wireless communications. The Short Message Service Center also allows the handset to function as a pager and provides single touch callback capabilities. The Short Message Service Center can be combined with other software in the WINSuite package, reducing integration costs for wireless carriers. Additionally, the Short Message Service Center can be combined with our Wireless Internet Gateway software to enable transmission of short messages between the Internet and wireless devices.

•	Prepaid Wireless. The Prepaid Wireless software enables wireless carrier subscribers to pre-pay for wireless phone service. This software contributes to a lower per-subscriber cost for wireless carriers by eliminating the credit and billing process, reducing fraud and allowing wireless carriers to reduce hardware. Additional features of the Prepaid Wireless software include the ability to offer customers flexible rate plans, roaming support, direct dial connection, zero balance disconnect and various options for prepaid account replenishment. The Prepaid Wireless software currently operates on Lucent’s wireless intelligent network and supports all major analog and digital wireless networks. We intend to develop prepaid wireless software applications to operate on additional wireless intelligent networks.

•	Over-The-Air. The Over-The-Air software provides two distinct capabilities that together allow wireless carriers to reduce costs: Over-The-Air Activation and Over-The-Air Provisioning. Over-The-Air Activation allows wireless carriers to sell wireless handsets through unaffiliated retail stores by enabling remote handset activation. Over-The-Air Provisioning allows wireless carriers to expand their roaming coverage by remotely reprogramming existing handsets to recognize new roaming partners. We are developing enhanced features for these Over-The-Air applications.

Network Application Services

      Network application services that we currently offer include E-911, WebWirelessNow, Message Distribution Center and custom software applications. We also provide implementation, operation and maintenance services to support these applications.

      E-911.  Our E-911 service bureau works with wireless carriers and local emergency services in compliance with the FCC’s mandate. When a wireless subscriber covered by this service makes an E-911 call from his or her wireless phone, the software (1) identifies the call as an emergency call, (2) accesses the handset’s location information from the wireless network, (3) routes the call to the appropriate 911 jurisdiction, (4) translates the information into a user friendly format, and (5) transmits the data to the local emergency service call center. Our E-911 service operates on a platform that resides at our two fully redundant data centers in Seattle, Washington and Phoenix, Arizona. We currently provide E-911 services to more than 14 wireless carriers, including Verizon and US Cellular, and serve 5.8 million of these carriers’ wireless subscribers.

      WebWirelessNow.  Our WebWirelessNow services are designed to enable end users to receive and interact with data originating on the Internet or on corporate intranets. Our WebWirelessNow services allow users to send and receive information using wireless handsets or other mobile devices through technologies including text messaging (Short Message Service (SMS) or Wireless Application Protocol) (WAP)), text-to-voice, voice recognition and voice-to-audio files. Unlike other solutions dependent upon WAP-enabled wireless phones or migration to a Generalized Packet Radio Service, our WebWirelessNow solution is designed to support both existing and future signaling protocols. Our service platform is carrier-, network equipment- and handset-independent. Our initial WebWirelessNow service offerings are described below:

•	Nomad. The Nomad service is designed to enable end users to receive and respond to e-mail messages using any digital wireless handset. When leaving the desktop environment, users direct Nomad through a desktop agent to alert the user when they receive an e-mail message in their main inbox. Nomad will send a text message directly to any SMS capable wireless device. Upon receiving an alert, the end user can chose to (i) listen to the entire message using our text-to-voice capability, and (ii) respond to the message by creating an audio recording that Nomad sends (as an audio file) in an e-mail response message. To listen to the response, the original e-mail’s sender clicks on the message link and hears (via streaming audio, wave files or MP3) the Nomad user’s voice message. Introduced in late 2000, this service is currently available using an easily downloaded agent either directly from the WebWirelessNow website or through selected distributors.

•	Infolinks. A free service, Infolinks is designed to enable users to pull content such as stock quotes, traffic and weather reports, flight schedules, and sports scores from selected websites to their wireless device on demand. This content is transmitted to the wireless device using text messaging. To promote the use of this service, we provide web content providers with a downloadable application programming interface that enables wireless access to content on their web sites through Infolinks.

      Message Distribution Center.  Our Message Distribution Center acts as a clearinghouse that formats and delivers messages to approximately 70 different carrier networks and multiple device types. Our published Application Programming Interface provides Internet software developers and providers of content, such as news and entertainment, with a simple command set to “wireless enable” their software applications. Once integrated into existing software applications, the Application Programming Interface delivers message traffic to our Message Distribution Center.

      The Message Distribution Center offers important advantages for enterprises and wireless carriers. The Message Distribution Center includes support for all of the features and services available on our Wireless Internet Gateway product and the software programs that can be run on it. The Message Distribution Center allows enterprises to deliver information to a wide variety of wireless devices and carrier networks being used by their employees and customers. Further, the Message Distribution Center’s “store and forward” capability allows wireless carriers to prioritize message delivery and optimize the capacity available on their networks.

      Custom Software Applications.  We also develop custom software applications to support specific customer requirements. Many of these applications combine large, distributed billing data centers that support audit and reconciliation tasks. For example, we currently maintain and continue to modify telecommunication billing software used by the U.S. Defense Telecommunications Service. We have historically developed custom applications primarily for government agencies. We intend to develop additional custom software applications for enterprises.

      Implementation, Operation and Maintenance Services.  We provide implementation, operation and maintenance services in support of our network application software. Our engineers install software packages into existing networks. This typically involves the staging of equipment, redesign of network connections, modification of software code and on-site installation and testing support. We also provide ongoing operational support, including administration of system components, system optimization and configuration management. Maintenance services include tracking customer support issues, trouble shooting and developing and installing maintenance releases. We typically provide maintenance services for an annual fee paid in advance.

Network Solutions

      Our Network Solutions group (formerly Communications Engineering) designs and installs complex information processing and communication systems for corporate and government enterprise networks. On an unaudited pro forma basis, including Xypoint, for the year ended December 31, 2000, 54% of our total revenue was from providing network solutions. We use a cooperative team approach designed to leverage our diverse technical skills in communications engineering, information systems, software engineering and telephony. We believe our 12 years of experience successfully providing network solutions for enterprises differentiates us from other providers of wireless network application software. Our network solutions primarily include the following types of projects:

•	Network Design, Installation and Operation. We design, install and operate networks that integrate computing and communications, including systems that provide communications via both satellite and terrestrial links. We can provide complete network installation services from cabling infrastructure to complex communications system components. We also provide ongoing network operation and management support services.

•	Network Engineering and Analysis. We are also engaged by customers to design systems that meet complex network communications requirements. These systems solutions are often applicable to multiple customers. For example, we developed a portable and secure local area network specifically for the U.S. Department of Defense, which we later resold to the U.S. Department of State. We believe this product also has commercial applications.

•	Complex Program Management. We manage large scale, time sensitive systems engineering projects primarily for government customers. We are experienced in scheduling, cost containment and hiring and managing subcontractors.

      Examples of recent network solutions projects that are representative of the work we perform include:

•	State of Jigawa, Nigeria. We have an agreement with the State of Jigawa, Nigeria to build a network that will provide global Internet access, satellite communications connectivity, State-wide and local wireless Internet distribution and Internet protocol multimedia content to 26 cities within Jigawa.

•	U.S. Department of State. We delivered our DCS to the U.S. Department of State. The DCS system supports a worldwide network for use by the Department of State during trips abroad and throughout the United States and provides full network functionality and IP telephony capability using landlines and satellite-based technologies.

•	AT&T Solutions. We have an agreement with AT&T Solutions Inc., a subsidiary of AT&T Corp., under which we provide network engineering services to its clients. AT&T Solutions may order services over an initial five-year term. Our engagement has included designing, installing and operating a global satellite communications contingency network for a multinational bank.

•	Special Operations Forces. We have created a Command and Control Switching System for the Special Operations Forces of the U.S. Department of Defense that integrates secure and non-secure radio frequency, satellite and wireline networks for data and voice communications. The Command and Control Switching System enables automated support of teleconferencing across dissimilar networks in real time while providing a centralized network operations and management capability for the field commander. We have delivered similar systems to other U.S. Department of Defense agencies.

Customers

      Network Applications.  We have historically provided the Short Message Service Center, Wireless Internet Gateway and Prepaid Wireless software products to Lucent’s wireless carrier customers through a revenue sharing agreement with Lucent. Lucent markets and sells these software products to its wireless carrier customers as part of its own product and service offerings. As of December 31, 2000, one or more of these software products had been installed by 19 wireless carrier networks, including Verizon Wireless, Telefonica International and Telecom New Zealand. For the years ended December 31, 2000, 1999 and 1998, we received substantially all of our network applications software license revenue from Lucent under the development agreement. Lucent accounted for approximately 65% of our network applications revenue and approximately 25% of total revenue for the year ended December 31, 2000; 45% of our network applications revenue and approximately 11% of our total revenue for the year ended December 31, 1999 and approximately 47% of our network applications revenue and approximately 15% of our total revenue for the year ended December 31, 1998. Our revenue from Lucent was derived from sales to our wireless carrier customers, including Verizon Wireless, which accounted for approximately 30% of our network applications revenue and 11% of our total revenue for the year ended December 31, 2000; approximately 11% of our network applications revenue and less than 5% of our total revenue for the year ended December 31, 1999 and approximately 13% of our network applications revenue and less than 5% of our total revenue for the year ended December 31, 1998. In addition, sales through Lucent to Telefonica International and Telecom New Zealand each accounted for approximately 6% of our network applications revenue and less than 3% of our total revenue for the year ended December 31, 2000. Sales through Lucent to Telefonica International and Qwest accounted for over 10% of our network applications revenue for the year ended December 31, 1999 and 1998, respectively, and each accounted for less than 5% of our total revenue for the same periods.

      With respect to our locations based services, we intend to license applications, such as Nomad and Infolinks to wireless carriers for distribution and resale to wireless subscribers. We have existing wireless carrier relationships through our E-911 business and intend to cross-sell commercial location based wireless services and other value-added applications to these, and other carriers. Our target enterprise customers include companies that could utilize our services to provide their customers and employees with a secure and easy means to interact with Internet content or corporate intranets via a wireless device. We intend to increase our sales and marketing efforts on enterprise customers, including e-commerce companies, Internet content providers, software application developers and merchants.

      We have two agreements with the General Services Administration pursuant to which we provide network applications and network solutions to various federal government agencies. For the year ended December 31, 2000, network applications revenue paid under the General Services Administration agreements by the U.S. Defense Department Telecommunications Service accounted for approximately 17% of our network applications revenue and less than 7% of our total revenue. Network applications revenue paid by other federal government agencies accounted for approximately 13% of our network applications revenue and 5% of our total revenue during this period. For the year ended December 31, 1999, network applications revenue paid under the General Services Administration agreements by the U.S. Defense Department Telecommunications Service accounted for approximately 27% of our network applications revenue and less than 10% of our total revenue. Network applications revenue paid by other federal government agencies accounted for approximately 19% of our network applications revenue and less than 10% of our total revenue during this period. For the year ended December 31, 1998, network applications revenue paid under the General Services Administration agreements by the U.S. Defense Department Telecommunications Service accounted for approximately 26% of our network applications revenue and less than 10% of our total revenue. Network applications revenue paid by other federal government agencies accounted for approximately 21% of our network applications revenue and less than

10% of our total revenue during this period. The loss of any of these customers could have a material adverse effect on our business.

      We also develop custom network application software products and provide related ongoing operational support and maintenance. We have historically provided government agencies including the City of Baltimore, U.S. Defense Telecommunications Service and General Services Administration with these products and services.

      Network Solutions.  Our major network solutions customers include the U.S. Department of State, the State of Jigawa, Nigeria, U.S. Department of Defense, the General Services Administration, the State of Maryland, AT&T Solutions, Inc., Computer Sciences Corporation, and Litton-PRC. Our network solutions projects typically run from one to twelve months and involve three to ten personnel.

      For the year ended December 31, 2000, network solutions revenue paid under the General Services Administration agreements by the Naval Surface Warfare Center accounted for approximately 17% of our network solutions revenue and approximately 11% of our total revenue. Network solutions revenue paid by other federal government agencies accounted for approximately 33% of our network solutions revenue and approximately 21% of our total revenue during this period. For the year ended December 31, 1999, network solutions revenue paid under the General Services Administration agreements by the U.S. Special Operations Command, the Space and Naval Warfare Center and the Naval Surface Warfare Center accounted for approximately 11%, 11% and 23%, respectively, of our network solutions revenue and less than 10%, less than 10% and approximately 17%, respectively, of our total revenue. Network solutions revenue paid by other federal government agencies accounted for approximately 25% of our network solutions revenue and approximately 19% of our total revenue during this period. For the year ended December 31, 1998, network solutions revenue paid under the General Services Administration agreements by the Joint Communication Services Command accounted for approximately 17% of our network solutions revenue and approximately 12% of our total revenue. Network solutions revenue paid by other federal government agencies accounted for approximately 59% of our network solutions revenue and approximately 40% of our total revenue during this period. The loss of any of these customers could have a material adverse effect on our business.

      Backlog.  As of December 31, 2000, we had unfilled orders, or backlog, of approximately $23.3 million, compared to $26.2 million as of December 31, 1999. We expect to fill substantially all of these orders during the course of 2001. The backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog is also subject to cancellation for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlogs from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or future revenue.

      As a result of the consummation of our initial public offering, contracts awarded to us as a minority-owned business enterprise under Section 8(a) of the U.S. Small Business Act could have terminated under the U.S. Small Business Act. However, we requested and were granted a waiver of the termination of the Section 8(a) contracts with the Small Business Administration, which has allowed us to continue to perform those contracts since our initial public offering. We had $1.6 million of backlog under such contracts in our network applications business and $5.9 million of backlog in our network solutions business as of December 31, 2000.

Sales and Marketing

      On March 19, 2001, Kevin M. Webb joined TCS as our Senior Vice President, Sales and Marketing. With over 20 years of sales and marketing experience at leading organizations in the software and hardware industries, including Oracle Corporation and Tandem Computers, Mr. Webb is charged with driving company-wide sales and marketing programs.

      We sell our network applications products and services through both direct and indirect channels. Our direct sales force consists of 17 professionals. We intend to grow this number significantly over the next

12 months. In addition, our senior executives, including our chief executive officer and our chief technology officer, are involved in closing sales. We have historically leveraged our strategic relationship with Lucent to market our network application software products to our wireless carrier customers. To date, all of the wireless carriers who have installed these products were obtained through this relationship. We have extensive direct contact with prospective carrier customers during the sales process, as well as during installation and maintenance.

      We sell our network solutions primarily through our direct sales professionals. As of December 31, 2000, we had 10 sales and marketing professionals devoted to sales of network solutions. We are pre-qualified as an approved vendor for federal, state and local government contracts.

      We will continue to leverage our relationships with industry leaders and to expand and diversify our own sales and marketing initiatives to increase our sales to wireless carriers. We also intend to develop our corporate enterprise customer base through relationships with Web development companies that corporate enterprises retain as consultants. We will actively seek corporate enterprise customers through both direct and cooperative marketing efforts. Increasingly, our marketing efforts will also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.

Competition

      The market for our products and services is becoming increasingly competitive. The adoption of industry standards may make it easier for new market entrants to compete with us. We expect that we will compete primarily on the basis of the functionality, price, breadth, time to market, ease of integration and quality of our products and services. The market and competitive conditions are relatively new and continually developing. Our network application products compete with many similar products provided by other companies. We are not aware of competitors who offer the same range of products and services as we do. It is difficult to present a meaningful comparison between us and our competitors because there is a large variation in revenue generated by different customers, different products and services, as well as the different combinations of products and services offered by our competitors. We cannot, therefore, quantify our relative competitive position. With time and capital, it would be possible for our competitors to replicate our products and services.

      Our current and potential competitors include companies such as:

•	Software Developers. Aether Systems Inc.; Boston Communications Group, Inc.; ADC Telecommunications, Inc.; Corsair Communications, Inc.; Glenayre Technologies, Inc.; InterVoice-Brite, Inc.; Logica-Aldiscon; Openwave Systems, Inc.; RTS Wireless, Inc.; Sema plc; and Tech Now, Inc.

•	Location Based Services Companies. SignalSoft Corporation; SCC Communications Corp.; and local exchange carriers.

•	Telecommunications Equipment Vendors. ADC Telecommunications, Inc.; CMG plc; Comverse Technology, Inc.; Ericsson Inc.; Lucent Technologies, Inc.; Motorola, Inc.; and Nortel Networks Corporation.

•	Information Technology Consultants. American Management Systems, Incorporated; Accenture; BTG, Inc.; Computer Sciences Corporation; Electronic Data Systems Corporation; Keane, Inc.; and Litton PRC.

      Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with their target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

      We expect to partner with vendors of precise location technology to provide Phase II compliant E-911 services. Certain of our partners may attempt to compete with our operating platform by developing their own transmission platform or by purchasing another mobile location platform. The markets for commercial location and other mobile wireless applications are relatively new and continually developing. The convergence of wireless technologies and the Internet is creating many initiatives to bring data and transaction capabilities to wireless devices. There is a wide array of potential competitors in this market, including providers of competing location management platforms, competing e-mail products, and other competing applications for wireless devices. In addition, certain of these companies have announced their intention to develop a mobile location manager that could compete with our infrastructure.

Research and Development

      Our success depends on a number of factors, which include our ability to identify and respond to emerging technological trends in our target markets, to develop and maintain competitive products, to enhance our existing products by adding features and functionality that differentiate the products from those of our competitors and to bring products to market on a timely basis and at competitive prices. Our staff includes 195 engineers who specialize in network application development and network solutions. Since 1996, we have made substantial investments in research and development; substantially all of which has been devoted to the development of network application software products. Our research and development expenditures, including capitalized software development costs, for the years ended December 31, 2000, 1999, and 1998 were approximately $7.4 million, $5.8 million and $3.0 million, respectively. We expect to significantly increase research and development expenditures in the future, as it is a key component of our strategy.

      We have established a research relationship with Lucent Technologies, Inc. Through this relationship, Lucent provides us with access to its laboratories where we jointly test our products and identify product and service enhancements. Our relationship with Lucent also allows us to test new Lucent products and features for compatibility with its software applications before these new products and features become publicly available. Additionally, Lucent utilizes our software products to develop and test new wireless devices for interoperability. This increases the likelihood that our products will be compatible with new wireless devices coming to market. We also have research and development relationships with wireless handset manufacturers, wireless carriers and content and electronic commerce providers.

      We actively support existing telecommunications standards and promote new telecommunications standards in order to expand the market for wireless data. In 1996, we co-founded the Intelligent Network Forum; an organization dedicated to expanding the role of intelligent networks in telecommunications. As part of our strategy to expand the role of short messaging, we co-founded the Short Message Peer-to-Peer Forum in 1999. Through this organization, we are establishing a de-facto standard for interfaces into short messaging service centers from the Internet, wireless gateways and Wireless Application Protocol servers.

      We joined the Wireless Application Protocol Forum, Ltd. in 2000 to further define and support the interfaces between Wireless Application Protocol servers and short message service centers and to provide a liaison between the Short Message Peer-to-Peer Forum and the Wireless Application Protocol Forum.

Intellectual Property Rights

      We rely on a combination of patent, copyright, trademark, service mark, trade secret laws and restrictions to establish and protect certain proprietary rights in our products and services.

      We currently hold three U.S. issued patents relating to wireless communications. We have filed 16 additional U.S. patent applications and four international patent applications for certain apparatus and processes we believe we have invented to enable key features of the Short Message Service Center, Prepaid Wireless, Mobile Originated data and E-911 network application software. There is no assurance that these patent applications will result in a patent being issued by the U.S. Patent and Trademark Office or other patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. We have agreed with Lucent that we will each have an equal title interest in patent applications relating to joint inventions for certain Prepaid Wireless software. Additionally, foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed.

      We currently hold six registered trademarks, “QueryNet®”, “Enabling Convergent Technologies®”, “XYPOINT®” (U.S., Canada, and Great Britain), and “XYBOX®”. We have filed applications to register the marks “WINSuite™,” “MO Menus™,” “MO Buddies™,” “MO Chat™,” “MO Mail™,” “Gabriel™”, “MoCafe™”, “Mobile Originated Mail™”, “PreferPay™”, “Urgent Agents™”, “XYPOINT™,” “XYPOINT Technology™” and “Smart Carriers Prefer Intelligent Network Solutions™” on the Principal Register of the United States Patent and Trademark Office. This Form 10-K also includes trade names, service marks and trademarks of other companies. All other brand names or trademarks appearing in this Form 10-K are the property of their respective holders.

      Under our development agreement with Lucent, we developed the Short Message Service Center software in late 1996 and Prepaid Wireless software in mid-1998 and in April 2000 agreed to develop an enhanced Over-The-Air software application. Under the development agreement, we share ownership rights in these software applications with Lucent. The scope of each party’s ownership interest in these software applications is subject to each party’s various underlying ownership rights in intellectual property and also to confidential information contributed to the applications, and could be subject to challenge by either party.

      The steps we have taken to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. The laws of certain foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States. We also rely on certain technologies that are licensed from third parties including data feeds and related software. These third-party technology licenses may not continue to be available to us on commercially attractive terms. The loss of the ability to use such technology could require us to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance, and therefore have a material adverse effect on our business, financial condition or results of operations.

      Third parties could claim infringement by us with respect to current or future services. As the number of entrants into our market increases, the possibility of an infringement claim against us grows. We may be inadvertently infringing a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware, which will cause us to be infringing when it issues in the future. Any infringement claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service installation delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any claim could have a material adverse effect upon our business, financial condition or results of operations.

      As a member of the Wireless Application Protocol Forum, we have agreed to license our intellectual property to other members on fair and reasonable terms to the extent that the license is required to develop non-infringing products under the specifications promulgated by the Wireless Application Protocol Forum. Each other member has entered into a reciprocal agreement.

The Lucent Technologies Relationship

      In April 1996, we entered into a non-exclusive development agreement with Lucent Technologies, Inc. under which we develop network application software that Lucent sells to its wireless carrier customers. Under the agreement, we (i) developed the Short Message Service Center, a software application which allows wireless device users to send and receive text or data messages in late 1996, (ii) developed the Prepaid Wireless application, a software application that allows wireless subscribers to pre-pay for wireless phone services in mid-1998, and (iii) agreed in April 2000 to develop an enhanced Over-The-Air software application to enable the activation of wireless devices from remote locations. We share ownership rights in these applications with Lucent, subject to each party’s prior underlying ownership rights in intellectual property and confidential information contributed to the applications. We have the right to receive revenue from Lucent’s sales of such software applications to its wireless carrier customers.

The agreement may be terminated by mutual consent, or by either party if the other party commits any material breach of its obligations and fails to cure within 30 days’ written notice of such breach.

      Our Lucent relationship provides us with several competitive advantages, including access to Lucent’s sales and marketing resources, lab facilities and proprietary hardware and software. We have extensive direct contact with prospective customers during the sales process, as well as during installation and maintenance.

      Under the original development agreement, we agreed to share revenue equally with Lucent from the sale of the Short Message Service Center and Prepaid Wireless software applications. Lucent may buy out our right to receive future revenue from the sale of these software applications in exchange for a negotiated lump-sum payment from Lucent to us.

      On April 21, 2000, we signed an amendment to the development agreement pursuant to which Lucent ceased to market the Prepaid Wireless software application that we developed under the development agreement and instead began to market and sell its new Converged Prepaid Wireless Software. Under this amendment, we have granted Lucent the right to incorporate software and other intellectual property developed by us into Lucent’s new prepaid wireless software application. Sales of the Prepaid Wireless software application accounted for approximately 7% of our network applications revenue for the year ended December 31, 2000. Lucent has agreed to share revenue with us from the sale of its Converged Prepaid Wireless software application for the next four years. We will receive 50% of the revenue from Lucent’s sales of this application for the twelve months ended March 31, 2001; 25% of such revenue for the twelve months ended March 31, 2002; and 20% of such revenue for the 24 months ended March 31, 2004. We cannot predict the amount of revenue we will ultimately receive from the sale of this new prepaid wireless software application. If we sell the Prepaid Wireless software application developed under the development agreement or any work primarily based upon it, we will split all revenue from such sales with Lucent. Additionally, we have agreed to refrain from marketing prepaid wireless software to specified Lucent wireless carrier customers through March 31, 2001.

      On April 11, 2000, pursuant to the terms of the development agreement, we agreed to an Application Development Plan with Lucent to develop an enhanced Over-The-Air software application. We will share ownership rights in the enhanced Over-The-Air software application as described above. Lucent will pay us 40% of revenue generated from sales of the Over-The-Air software application to wireless carriers through the first year after development is complete and 50% of such revenue thereafter. Upon mutual agreement, Lucent may buy out its right to receive future revenue from the sale of this software application in exchange for a lump-sum payment from Lucent to us. Our revenue from the sale of this software application would decline considerably if we agree to sell our rights in the Over-The-Air application to Lucent.

      We perform maintenance for our network application software sold by Lucent and also provide a limited 90-day warranty on those applications. Maintenance revenue for these software applications is generally equal to 15% of the original sale amount. In April, 2000, we modified the maintenance provision of the development agreement. In exchange for providing additional maintenance and training support, including a toll free support line, a toll free facsimile line, an Internet address and training for Lucent employees on software developed under the agreement, we will receive fees based on a percentage of total sales or the collected maintenance fees. We will receive approximately 83% of the total maintenance fees collected.

      In November 1998, in connection with the introduction of our Wireless Internet Gateway software, we entered into a second agreement with Lucent under which we pay Lucent up to a 25% fee for each sale of our products and services to a customer Lucent refers to us. The agreement is effective until April 5, 2002 unless the parties mutually agree to extend the term or to terminate the agreement pursuant to its terms and conditions. Lucent has historically sold our Wireless Internet Gateway software in conjunction with the Short Message Service Center software. We negotiate the initial license fees paid to us by Lucent for Wireless Internet Gateway sales on a case by case basis. Generally, Lucent has paid us fees ranging between 75% and 90% of the sale value.

Government Regulation

      We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. The wireless carriers that utilize our products and services are subject to regulation by the FCC and, to a lesser extent, by state and local governmental agencies. Therefore, changes in FCC regulations, policies or interpretations, or broad-based state or local actions, could indirectly affect the availability of wireless services these carriers provide, thereby affecting the products and services they buy from us. We could, for example, be adversely affected by developments in regulations that govern or may in the future govern the Internet, the allocation of radio frequencies or the placement of wireless towers.

      Concerns about personal privacy could result in regulations limiting the use of mobile location services. For example, a European Union (“EU”) directive prohibits the transmission of personally identifiable data to third parties that are deemed to provide inadequate privacy protection for that information. The United States and the EU recently signed a data privacy agreement, which includes standards that U.S. companies will be able to use to comply with the EU directive. The FCC may adopt additional regulations related to this directive, including increased protections for personal data. Also, existing laws governing access to and use of consumer information could be interpreted or expanded to cover the wireless market. Congress currently is considering legislation that may regulate wireless carriers’ use of call location information.

      The FCC has adopted requirements for cellular and other commercial mobile radio service providers to implement enhanced 911 services. These services provide emergency service providers with the ability to better identify and locate callers using wireless services. Phase I of the FCC’s 911 mandate required that by April 1998 carriers deploy technology capable of providing public safety dispatchers a broad location estimate of a 911 caller. Phase II of the FCC’s E-911 rules requires carriers to deliver to dispatchers more specific latitude and longitude location information, a capability called automatic location identification. Phase II capabilities, subject to certain conditions, are scheduled to be phased in between October 1, 2001 and December 31, 2005. The FCC has recently initiated a proceeding to adopt privacy principles to assure that a caller’s location information is adequately protected. The privacy principles will impact carriers’ use of location identification information for E911 as well as commercial services.

      While we are not subject to the Telecommunications Act of 1996 (the “Act”), many wireless carriers that use our products are subject to this Act. The Act provided for significant deregulation of the U.S. telecommunications industry and such legislation remains subject to judicial review and additional FCC rulemaking. As a result of the act, as well as various initiatives of the FCC to implement its provisions, we cannot predict the effect that legislation or any state or federal rulemaking or other action may have on our future operations. Due to the increasing popularity and use of the Internet, there are an increasing number of laws and regulations being enacted and proposed pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by various agencies and commissions in the United States and elsewhere. Laws or regulations may be adopted, and in some countries have already been adopted, with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Uncertainty and new regulations could create turmoil in the marketplace that could reduce demand for its products and services or increase the cost of doing business and have a material adverse effect on our business, financial condition or results of operations.

      Legislative proposals have been made in the United States that may provide broader protection to owners of databases of information such as stock quotes and sports scores. Such legislation, if enacted, could result in an increase in the price of services that provide data to wireless communications devices and could create potential liability for unauthorized use of this data. The Advisory Commission on Electronic Commerce, which was created by the 1998 Internet Tax Freedom Act, issued a report to Congress on Internet taxation. Congress currently is considering various aspects of the report.

Congressional action in response to the Commission’s report may influence the direction of Internet taxes and could have a materially adverse impact on our business. Additionally, the Organization for Economic Co-operation and Development’s Technical Advisory Group on Treaty Characterization of E-Commerce Payments has recently issued a draft report on the characterization of various typical e-commerce transactions with respect to international tax treaties. U.S. treaties are often interpreted using the Organization for Economic Co-operation and Development’s Commentaries. A major issue in the report is the characterization of e-commerce transactions concerns whether income derived from such transactions is classified as “business profits” or “royalties.” Any new legislation or regulations, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business.

Employees

      As of December 31, 2000, we had 341 full-time employees and 9 part-time employees, of which 195 were engineers who specialize in network applications development and network solutions. Our acquisitions of Xypoint and reachNET resulted in the addition of 104 employees. As of February 28, 2001, we had 471 full-time employees and 9 part-time employees, of which 264 were engineers. We believe relations with our employees to be good. None of our employees are represented by a union.

Item 2.  Properties

      Our principal executive office is located in Annapolis, Maryland in a 35,399 square foot facility under a lease expiring in September 2002. During 2000, we expanded our Annapolis, Maryland office space by entering into a lease of an additional 31,371 square foot facility. This lease began on May 1, 2000 and will expire in April 2005. Our Southeast Regional office is located in Tampa, Florida in a 7,376 square foot facility under a lease expiring in December 2005. In January 2001, in connection with the acquisition of Xypoint, we added an office in Seattle, Washington in a 22,406 square foot facility under a lease that expires in April 2004. We also have a hosting facility in Phoenix, Arizona in a 1,387 square foot office under a lease that expires in February 2004.

Item 3.  Legal Proceedings

      We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

      Our Class A Common Stock has been traded on the Nasdaq National Market under the symbol “TSYS” since our initial public offering on August 8, 2000. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the Nasdaq Stock Market’s National Market:

	High	Low

Third Quarter 2000 (from August 8, 2000)	$31.94	$18.88

Fourth Quarter 2000	$17.38	$3.38

First Quarter 2001 (through March 23, 2001)	$10.19	$2.91

      As of March 23, 2001, there were approximately 502 holders of record of our Class A Common Stock.

      As of March 23, 2001, there were 2 holders of record of our Class B Common Stock.

Dividend Policy

      We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development, growth and operation of our business. Therefore, we do not currently anticipate paying any cash dividends on our common stock in the foreseeable future.

Change in Securities and Use of Proceeds

      On August 7, 2000, the Securities and Exchange Commission declared effective our Registration Statement, as amended, on Form S-1 (File number 333-35522) relating to our initial public offering of 4,700,000 shares of Class A Common Stock, par value $0.01 per share. The offering commenced on August 8, 2000 and all shares covered by the Registration Statement were sold.

      Upon the closing of the offering, the Series A Redeemable Convertible Preferred Stock automatically converted into 3,505,480 shares of Class A Common Stock and all outstanding warrants were exchanged for 1,204,594 shares of Class A Common Stock. Concurrently with the offering, a recapitalization occurred in which (i) all outstanding shares of non-voting Class B Common Stock were converted into an equal number of shares of Class A Common Stock having one vote per share; (ii) all outstanding options and warrants to purchase non-voting Class B Common Stock were converted to be exercisable for an equal number of shares of Class A Common Stock having one vote per share; and (iii) the outstanding shares of Class A Common Stock issued to Maurice B. Tosé, the Company’s President, Chief Executive Officer and Chairman of the Board, were converted into an equal number of shares of Class B Common Stock, which have three votes per share. The proceeds, net of underwriting discounts and expenses, were approximately $72.1 million.

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

      On January 19, 2001, we completed our acquisition of Xypoint Corporation. In connection with our acquisition of Xypoint, we paid $734,000 cash and issued 3,597,520 shares of Class A Common Stock and 656,990 options and warrants to purchase our Class A Common Stock in exchange for all of the outstanding shares of capital stock, options and warrants of Xypoint. On December 27, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-4 (File No. 333-51656).

      On February 14, 2001, we completed our acquisition of reachNET. In connection with the acquisition, we paid approximately $500,000 and 59,000 shares of Class A Common Stock in exchange for all of the capital stock and options of reachNET. The issuance of these securities were deemed to be exempt from registration under the Securities act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

      As of December 31, 2000, we have used part of the net proceeds from the initial public offering to fund capital expenditures of $1.8 million, working capital of $6.0 million, and repayment of indebtedness of $9.3 million. The remaining amount of net proceeds of $66.1 million are being held as cash and in temporary investments.

Item 6.  Selected Financial Data

      The table that follows presents portions of our financial statements and is not complete. You should read the following selected financial data together with our financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the more complete financial information included elsewhere in this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000 and 1999 from our financial statements which have been audited by Ernst & Young LLP, independent auditors, and which are included beginning on page F-2. We have derived the statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996, from our audited financial statements which are not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

		Year Ended December 31,
	Proforma
	2000(3)	2000(2)	1999	1998	1997	1996(1)

	(unaudited)
		(in thousands)

Statement of Operations Data:

Revenue:

Network applications:

Software licenses	$9,546	$9,546	$3,975	$2,104	$1,373	$47

Services	21,273	12,457	7,345	5,806	3,815	3,829

Network applications	30,819	22,003	11,320	7,910	5,188	3,876

Network solutions	36,060	36,060	34,440	17,078	22,636	24,932

Total revenue	66,879	58,063	34,440	24,988	27,824	28,808

Operating costs and expenses:

Direct cost of network applications	15,020	10,061	4,993	4,252	2,918	2,616

Direct cost of network solutions	26,692	26,692	26,889	12,358	17,847	18,812

Sales and marketing	9,526	6,930	2,285	1,455	1,045	735

Research and development	9,198	5,272	1,098	354	204	—

General and administrative	13,388	11,007	5,329	4,001	3,091	5,739

Non-cash stock compensation expense	3,402	1,711	—	—	—	—

Depreciation and amortization of property and equipment	4,088	2,388	916	424	294	321

Amortization of software development costs	4,259	2,892	1,401	593	220	71

Amortization of intangible assets	12,087	—	—	—	—	—

Total operating costs and expenses	97,660	66,953	42,911	23,437	25,619	28,294

Income (loss) from operations	(30,781)	(8,890)	2,849	1,551	2,205	514

Interest income (expense) and other financing costs, net	438	518	(1,741)	(1,550)	(1,263)	(803)

Income (loss) from continuing operations, before income taxes	(30,342)	(8,372)	1,108	1	942	(289)

Income tax benefit (expense)	—	2,601	(2,408)	—	—	—

Income (loss) from continuing operations, before extraordinary item	(30,342)	(5,771)	(1,300)	1	942	(289)

Income (loss) attributable to common stockholders	$(30,882)	$(6,530)	$(1,300)	$1	$942	$(3,580)

Earnings (loss) per commons share — basic and diluted:	$(1.50)	$(0.39)	$(0.12)	$—	$0.09	$(0.33)

Basic shares used in computation	20,546	16,948	10,788	10,788	10,788	10,788

Diluted shares used in computation	20,546	16,948	10,788	14,768	11,076	10,788

	As of December 31,

	Proforma
	2000(4)	2000	1999	1998	1997	1996

	(unaudited)
		(in thousands)

Balance Sheet Data:

Unrestricted Cash	$69,925	$66,117	$3,257	$440	$864	$23

Working Capital (deficit)	72,220	72,470	4,229	(360)	(2,149)	(4,572)

Total assets	163,160	100,350	27,672	14,649	18,764	8,653

Long-term debt and capital leases	1,573	1,102	6,672	6,621	2,975	—

Total liabilities	24,190	16,201	22,351	15,994	12,269	11,640

Series A preferred stock	—	—	9,520	—	—	—

Total stockholders’ equity (deficit)	138,970	84,149	(4,199)	(1,345)	(1,736)	(2,987)

(1)	In 1996, we recorded a loss from discontinued operations of $1.8 million and a loss on disposal of $1.5 million related to the disposition of its applied technologies division, or a total loss per common share of $(0.31).

(2)	In 2000, we recorded an extraordinary loss on early extinguishment of debt of $(0.2) million, net of tax benefit. Approximately, $9.3 million of our initial public offering proceeds were used to extinguish debt.

(3)	The unaudited pro forma statement of operations for the year ended December 31, 2000, represents the combining of our historical statement of operations data for the year ended December 31, 2000 and the historical Xypoint statement of operations data for the year ended December 31, 2000, as adjusted for the following items:

•	The recognition of $13.5 million in amortization expense for intangibles.

•	The elimination of accretion on Xypoint’s preferred stock.

The unaudited pro forma statement of operations data assumes the merger was completed on January 1, 2000.

(4)	The unaudited pro forma balance sheet as of December 31, 2000 represents the combining of our historical balance sheet as of December 31, 2000 and the historical Xypoint balance sheet as of December 31, 2000, as adjusted for the following items:

•	The recognition of $9.7 million in-process research and development expenditures. This has been included in accumulated deficit in the unaudited pro forma balance sheet, but has been excluded from the unaudited pro forma statement of operations because the charge is non-recurring.

•	The issuance of 3,597,520 shares of our Class A Common Stock and 656,990 options for our Class A Common Stock.

•	The recording of $ 44.2 million goodwill, $4.1 million of developed technology, $1.5 million for trade-name and $1.6 million for workforce.

•	The elimination of Xypoint’s outstanding senior and junior convertible preferred stock and common equity.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Background

      We are a developer and a licensor of Network Application Software Products that enable the delivery of Internet content, short messages, and enhanced communication services to a wide variety of wireless devices, including phones, two-way pagers and personal digital assistants. We also provide Network Application Services which include the maintenance of our software and development of custom software applications. Our Network Applications group was expanded in January 2001 with the acquisition of Xypoint, adding enhanced wireless 911 and carrier grade network operations centers. These network operations centers enable the delivery of location services and other network applications on a service bureau basis. Our service bureau model allows customers to acquire use of our software functionality through network connections to and from our facilities and to pay us based on usage volume. Through our February 2001 acquisition of reachNET, we provide messaging services to the hearing impaired using paging devices on a service bureau basis. Our Network Solutions (formerly Communications Engineering) group designs and installs wireless and wireline, networks including high speed, satellite, and internet protocol networks and communications systems for corporate and government enterprises.

      We were founded in 1987 and initially provided network solutions to the U.S. Department of Defense and other government customers. In 1996, we entered into a development agreement with Lucent Technologies to develop and co-own certain network application software, including Short Messaging Service. We have subsequently developed our proprietary, Wireless Internet Gateway and related software and service bureau offerings to carrier and enterprise customers. Our January 2001 acquisition of Xypoint accelerated and enhanced our offerings of wireless location based messaging services.

      As the demand for software applications that provide data delivery to wireless devices grows, we expect our future revenue to continue to be increasingly derived from network application software licenses and related services. We have incurred net losses in three of the past five years. We may incur further net losses in the future. We expect our operating expenses to grow significantly, particularly as a result of the expansion of our sales and marketing efforts and research and development activities.

Overview

      We manage our business in two segments, network applications and network solutions. Our network applications segment consists of the development and licensing of software products and the provision of related services. Our network solutions segment includes the design, development and deployment of complex information processing and communication systems and the provision of related services. The following table sets forth information on each of our segments:

	Year ended December 31,

	2000	1999	1998

Revenue:

Network applications	$22,003	$11,320	$7,910

Network solutions	36,060	34,440	17,078

Total revenue	$58,063	$45,760	$24,988

Segment profit (loss):

Network applications	$(9,192)	$1,016	$1,576

Network solutions	302	1,833	(25)

Total segment profit (loss)	$(8,890)	$2,849	$1,551

      For the year ended December 31, 2000, our aggregate revenue from U.S. government agencies was $25.0 million and our aggregate revenue from Lucent was $14.2 million. For the year ended December 31, 1999, our aggregate revenue from U.S. government agencies was $29.5 million and our aggregate revenue from Lucent was $5.1 million. For the year ended December 31, 1998, our aggregate revenue from U.S. government agencies was $16.7 million and our aggregate revenue from Lucent was $3.7 million.

      Total company backlog at December 31, 2000 was $23.3 million. The backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Accordingly, a comparison of backlogs from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or future revenue. From 1989 to June 1998, we participated as a minority-owned business enterprise for federal government contracting purposes under Section 8(a) of the U.S. Small Business Act. We continue to perform under contracts awarded to us under this program, and have filed and received a waiver of the termination of the Section 8(a) contracts with the Small Business Administration. We had $7.5 million of backlog under such contracts as of December 31, 2000. We expect to fill substantially all of these orders during the course of 2001.

      Network Applications Revenue. We generate network applications revenue from two sources, licensing of our software products and provision of related services. The Short Message Service Center, Prepaid Wireless and Wireless Internet Gateway products have been the principal generators of software license fees. Lucent pays us initial license fees generally equal to 50% of the revenue it generates from sales of the Short Message Service Center and Prepaid Wireless applications that we developed under the development agreement we entered into with Lucent. For sales of our Wireless Internet Gateway, Lucent pays us initial fees which we negotiate on a case by case basis and which have generally ranged between 75% and 90% of the sale value. Initial licensing fees are a function of the number of subscribers in the network where our software is deployed. As a carrier’s subscriber base increases, the carrier must purchase additional capacity under its license agreement with Lucent and we receive additional revenue. We recognize license fee revenue when each of the following have occurred: (1) evidence of an arrangement is in place; (2) we have delivered software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software license fees billed and not recognized as revenue are included in deferred revenue.

      In April 2000, Lucent indicated that it would cease to market the Prepaid Wireless software we developed under our development agreement with Lucent and would instead market and sell a new prepaid wireless software application that Lucent is currently developing. Under an amendment to our development agreement with Lucent, we have granted Lucent the right to incorporate software and other intellectual property developed by us into Lucent’s new prepaid wireless software application. Lucent has agreed to share revenue with us from the sale of this new prepaid wireless software for the next four years. We will receive 50% of the revenue from Lucent’s sales of this software for the twelve months ended March 31, 2001; 25% of this revenue for the twelve months ended March 31, 2002; and 20% of this revenue for the 24 months ended March 31, 2004. We cannot predict the amount of revenue we will ultimately receive from the sale of this new prepaid wireless software application. If we sell the Prepaid Wireless software application developed under the development agreement with Lucent or any software primarily based upon it, we will split all revenue from these sales with Lucent. Additionally, we have agreed to refrain from marketing Prepaid Wireless software to specified Lucent wireless carrier customers through March 31, 2001. Our license and related service revenue from the Prepaid Wireless software were approximately 5% of our network applications revenue for the year ended December 31, 2000 and 1999. Also in April 2000, we agreed with Lucent to develop Over-The-Air, a software application which enables the activation of wireless devices from remote locations. After this software is developed and available for sale, Lucent will pay us initial license fees equal to 40% of the revenue for the first year and 50% of the revenue thereafter.

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

      Network Solutions Revenue. We generate network solutions revenue from the design, development and deployment of complex information processing and communication systems for corporate and government enterprises. Examples of recent representative network solutions projects include work performed under our agreements with U.S. Department of State, State of Jigawa, Nigeria, AT&T Solutions Inc., and special operations units of the U.S. Department of Defense. We have an agreement with the State of Jigawa, Nigeria to build a network that will provide global Internet access, satellite communications connectivity, State-wide and local wireless Internet distribution and Internet protocol multimedia content to 26 cities within Jigawa. We delivered our Deployable Communications System (“DCS”) to the U.S. Department of State. The DCS system supports a worldwide network for use by the

Department of State during trips abroad and throughout the United States and provides full network functionality and IP telephony capability using landlines and satellite-based technologies.

      Under our agreement with AT&T Solutions, Inc., we designed, installed and operate a global satellite communications network for a multinational bank. Under our agreement with the Special Operations Forces of the U.S. Department of Defense, we created a system which integrates secure and non-secure radio frequency, satellite and wireline networks for data and voice communications.

      We generally provide network solutions under long-term contracts. We recognize revenue under long-term contracts as billable costs are incurred and for fixed-price contracts using the percentage-of-completion method, measured by total costs incurred compared to total estimated costs. We recognize estimated losses on contracts in their entirety upon discovery. Under our contracts with the U.S. government, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.

      Direct Cost of Network Applications. Our direct cost of network applications consists primarily of compensation, benefits and travel expenses incurred when providing our services.

      Direct Cost of Network Solutions. Our direct cost of network solutions consists primarily of compensation, benefits, travel and the costs of third-party contractors that we engage. Our direct costs of providing services under long-term contracts include an allocation of indirect costs at rates that comply with federal contractor cost accounting regulations.

      Sales and Marketing Expense. Our sales and marketing expenses include compensation and benefits, and trade show, travel, advertising and public relations costs which are expensed as incurred. We have historically sold our network application software products through our relationship with Lucent. This sales process typically includes participation of our engineers along with Lucent in presenting our products to prospective customers. We also market our network applications and network solutions products and services by responding to requests for proposals and through our direct sales force. During the past two years, we have hired additional personnel to market our products directly to wireless carriers and enterprises. We intend to hire a significant number of new employees in the future to expand our sales force.

      Research and Development Expense. Our research and development expense consists of the costs of developing software products incurred prior to establishing technological feasibility. We incur these costs to enhance existing packaged software products as well as to create new software products. These costs primarily include compensation and benefits as well as costs associated with using third party laboratory and testing resources. We expense research and development costs as they are incurred.

      General and Administrative Expense. General and administrative expense consists primarily of compensation costs and other costs associated with management, finance, human resources and internal information systems. These costs include compensation and benefits, rent, utilities and other facilities costs which are expensed as incurred.

      Non-Cash Stock-Based Compensation Expense.  Since April of 2000, we granted options to purchase 885,983 shares of Class A Common Stock to employees and directors at an exercise price less than the fair market value of our Class A Common Stock at the date of grant. We will record future additional stock compensation expense of approximately $8.8 million as a result of these option grants that will be recognized ratably over the remaining vesting period. During 2000, we recognized approximately $1.7 million of stock compensation expense related to these grants.

      Depreciation and Amortization Expense. Depreciation and amortization expense (other than amortization of software development costs) represents the period costs associated with our investment in computers, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful life of the assets.

      Amortization of Software Development Costs. We capitalize software development costs after we establish technological feasibility, and amortize those costs over the estimated useful life of the software beginning on the date when the software is first available for general release. We calculate amortization of software development costs on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product, which is never greater than four years. We also compute amortization using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product. If this revenue curve method results in amortization greater than the amount computed using the straight-line method, we record amortization at that greater amount. Amortization as a percentage of software license fees is generally a higher percentage in the early stages of a product’s life cycle.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenue. Total revenue increased $12.3 million, or 27%, to $58.1 million in 2000 from $45.8 million in 1999.

      Total network applications revenue increased $10.7 million, or 94%, to $22.0 million in 2000 from $11.3 million in 1999. Network application software license revenue increased $5.6 million, or 140%, to $9.5 million in 2000 from $4.0 million in 1999. This increase resulted from additional sales of the Short Message Service Center and Wireless Internet Gateway applications. Network application service revenue increased $5.1 million, or 70%, to $12.5 million in 2000 from $7.3 million in 1999. This increase resulted from increased maintenance revenue related to packaged software products, an increase in sales of custom software applications, and hardware revenue associated with the Wireless Internet Gateway applications.

      Network solutions revenue increased $1.6 million, or 5%, to $36.1 million in 2000 from $34.4 million in 1999. The increase resulted from the commencement of several new projects during the last half of 2000.

      Direct Cost of Revenue. Total direct cost of revenue increased $4.9 million, or 15%, to $36.8 million in 2000 from $31.9 million in 1999. As a percentage of revenue, direct cost of revenue decreased to 63% in 2000 from 70% in 1999.

      Direct cost of network applications increased $5.1 million, or 102%, to $10.1 million in 2000 from $5.0 million in 1999. The increase in direct cost of network applications resulted from higher personnel, increased hardware requirements with Wireless Internet Gateway sales, and other related costs necessary to support the increase in revenue as noted above. As a percentage of related revenue, direct cost of network applications increased to 46% in 2000 from 44% in 1999.

      Direct cost of network solutions decreased $0.2 million, or 1%, to $26.7 million in 2000 from $26.9 million in 1999. As a percentage of related revenue, direct cost of network solutions decreased to 74% in 2000 from 78% in 1999 due to a higher mix of contracts involving less subcontractor labor and purchased system components.

      Sales and Marketing Expense.  Sales and marketing expense increased $4.6 million, or 203%, to $6.9 million in 2000 from $2.3 million in 1999. The increase was primarily a result of an increased number of personnel hired for sales and marketing efforts.

      Research and Development Expense. Research and development expense increased $4.2 million, or 380%, to $5.3 million in 2000 from $1.1 million in 1999. The increase was the result of devoting additional resources to the development of packaged software products, primarily wireless data products.

      General and Administrative Expense. General and administrative expense increased $5.7 million, or 107%, to $11.0 million in 2000 from $5.3 million in 1999. The increase in general and administrative expense primarily reflects expansion of our facilities, and employment of additional staff to support the increased volume of software development and other business activity.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $1.5 million, or 161%, to $2.4 million in 2000 from $0.9 million in 1999. Increased depreciation and amortization of our property and equipment resulted from growth of our infrastructure to support the volume of activity and equipment upgrades.

      Amortization of Software Development Costs. Amortization of software development costs increased to $2.9 million in 2000 from $1.4 million in 1999. This increase was the result of the general release of enhancements to our software products that have increased our capitalized software development costs subject to amortization. Amortization expense as a percentage of software license fees decreased to 30% in 2000 from 35% in 1999 as a result of new product introductions.

      Interest Income (Expense) and Other Financing Costs. Net interest income was $0.5 million in 2000 compared to a net interest expense of $1.7 million in 1999. This is mainly due to the repayment of all of our debt in August 2000 and interest income earned on the proceeds of our initial public offering.

      Net Income (Loss). We incurred a net loss of $6.0 million in 2000 compared to a net loss of $1.3 million in 1999 due to the factors described above.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Revenue. Total revenue increased $20.8 million, or 83%, to $45.8 million in 1999 from $25.0 million in 1998, exceeding our expectations.

      Total network applications revenue increased $3.4 million, or 43%, to $11.3 million in 1999 from $7.9 million in 1998. Network application software license revenue increased $1.9 million, or 89%, to $4.0 million in 1999 from $2.1 million in 1998. The increase in software license revenue primarily resulted from a series of successful installations of its products, and included a $1.0 million increase in sales of its Wireless Internet Gateway and initial sales of the Prepaid Wireless application. Network application service revenue increased $1.5 million, or 27%, to $7.3 million in 1999 from $5.8 million in 1998. This increase included $0.4 million of increased maintenance revenue related to packaged software products. The remaining increase related to sales of custom software applications and services.

      Network solutions revenue increased $17.4 million, or 102%, to $34.4 million in 1999 from $17.1 million in 1998. Approximately $10.0 million of this increase related to performance under a large complex program management project that was completed during the course of 2000. This growth also included revenue from a long-term contract to design, furnish, install and operate a satellite data communications network for a global financial institution, and growth in our data and voice network design, installation and management services.

      Direct Cost of Revenue. Total direct cost of revenue increased $16.1 million, or 94%, to $33.3 million in 1999 from $17.2 million in 1998. As a percentage of revenue, direct cost of revenue increased to 73% in 1999 from 69% in 1998.

      Direct cost of network applications increased $0.7 million, or 17%, to $5.0 million in 1999 from $4.3 million in 1998. As a percentage of related revenue, direct cost of network applications decreased to 44% in 1999 from 54% in 1998 as a result of a more favorable mix of custom network application software contracts.

      Direct cost of network solutions increased $14.5 million, or 118%, to $26.9 million in 1999 from $12.4 million in 1998. The increase was a direct result of growth in overall business volume. As a percentage of related revenue, direct cost of network solutions increased to 78% in 1999 from 72% in 1998 due to a higher mix of contracts involving more subcontractor labor and purchased system components.

      Sales and Marketing Expense. Sales and marketing expense increased $0.8 million, or 57%, to $2.3 million in 1999 from $1.5 million in 1998. The increase was primarily the result of the addition of six full time personnel supporting the sales of packaged software to wireless carriers, as well as adding personnel to market and sell network solutions.

      Research and Development Expense. Research and development expense increased $0.7 million, or 210%, to $1.1 million in 1999 from $0.4 million in 1998. The increase was the result of devoting additional resources to the development of packaged software products, primarily wireless data products.

      General and Administrative Expense. General and administrative expense increased $1.3 million, or 33%, to $5.3 million in 1999 from $4.0 million in 1998. The increase in general and administrative expense primarily reflects expansion of our facilities, and employment of additional staff to support the increased volume of software development and other business activity. General and administrative expense declined as a percentage of total revenue as fixed costs were spread over an increased revenue base.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $0.5 million, or 116%, to $0.9 million in 1999 from $0.4 million in 1998. Increased depreciation and amortization of our property and equipment resulted from growth of our infrastructure to support the volume of activity and equipment upgrades.

      Amortization of Software Development Costs. Amortization of software development costs increased to $1.4 million in 1999 from $0.6 million in 1998 because we commenced the amortization of its Prepaid Wireless product and released enhancements to the Short Message Service Center and Wireless Internet Gateway products. Amortization expense as a percentage of software license fees increased to 35% in 1999 from 28% in 1998 as a result of new product introductions.

      Interest Income (Expense) and Other Financing Costs. Interest expense and other financing costs increased $0.2 million, or 12%, to $1.8 million in 1999 from $1.6 million in 1998 due to increased average outstanding borrowings. Other financing costs consisted of amortization of debt discounts and deferred financing costs and represented approximately $0.3 million in both 1999 and 1998.

      Net Income (Loss). We incurred a net loss of $1.3 million in 1999, as compared to nominal net income in 1998. We incurred a net loss in 1999 due to recognizing $2.4 million of tax expense as a result of the change in our tax status from a Subchapter S to a C corporation.

Income Taxes

      From January 1, 1993 through December 14, 1999, we elected to be treated as an S corporation for federal income tax purposes under Subchapter S of the Code and accordingly, we were not subject to federal and state income taxes during that period. We terminated our S corporation status on December 14, 1999, and upon termination determined the differences between the financial reporting and income tax bases of its assets and liabilities. These differences were recorded as deferred tax assets or liabilities, and the net difference was reported as income tax expense in 1999. We recorded $2.4 million of income tax expense for the period from December 14, 1999 through December 31, 1999, primarily representing deferred taxes incurred as a result of deducting software development costs for tax purposes when incurred, rather than capitalizing and amortizing such costs in accordance with generally accepted accounting principles for financial reporting purposes. We recorded a $2.7 million tax benefit in the year ended December 31, 2000. This benefit resulted from our ability to reduce our deferred tax liabilities by the tax effect of our net operating loss for the period.

Liquidity and Capital Resources

      As of December 31, 2000 we had unrestricted cash of $66.1 million and working capital of $72.4 million. In August 2000, we completed our initial public offering and raised net proceeds (after expenses of the offering) of approximately $83.2 million. Prior to our initial public offering, we financed operations and capital expenditures through various lending arrangements, revenue from operations and, more recently in December 1999, through the sale of redeemable convertible preferred stock. Our lending arrangements have provided funding through a line of credit, term notes and capital lease obligations.

      Our net cash used in operating activities was $3.1 million in 2000 and cash provided by operating activities was $1.2 million in 1999 and $0.5 million in 1998. The $3.1 million of net cash used in operating activities for the year ended December 31, 2000 reflects the net loss of $6.0 million offset by non-cash expenses of $4.8 million and net decrease in working capital of $1.9 million, primarily related to the timing of accounts receivable collections and payment on accounts payable. Earnings before non-cash charges declined from $3.7 million for 1999 to a $1.2 million loss before non-cash charges for 2000.

      Working capital as of December 31, 2000 was $72.4 million compared to $4.2 million as of December 31, 1999. The increase in working capital is a direct result of the completion of our initial public offering during the third quarter of 2000.

      Cash used in investing activities was $6.5 million in 2000, $5.2 million in 1999, and $2.7 million in 1998. Cash used in investing activities primarily reflects the investments made for the development of our network application software products in each period. These expenditures consisted of direct labor, related overhead and other direct costs. We expect that our expenditures related to software development will continue to increase in the future.

      Cash provided by financing activities was $72.4 million in 2000, $6.9 million in 1999 and, $1.8 million in 1998. Cash provided by financing activities was $72.4 million in 2000, mainly due to our initial public offering completed in the third quarter of 2000. We used a portion of our $83.2 million of proceeds from our initial public offering to reduce our debt by $9.3 million.

      We have an $8.0 million revolving line of credit facility with a lending institution that bears interest at a rate of prime plus 1.5% (11% as of December 31, 2000). It is secured by assigned accounts receivable and is cancelable by the lender upon 60 days’ written notice. As of December 31, 2000, no borrowings were outstanding under the line of credit and approximately $8.0 million was available for borrowing.

      As of December 31, 2000, our most significant commitments consisted of obligations under non-cancelable operating leases for office space and equipment. We have commitments of approximately $6.0 million that are payable through 2005, $1.8 million of which are payable in 2001.

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

      We believe that our cash and cash equivalents, and the funds anticipated to be generated from operations will be sufficient to finance our operations for at least the next twelve months. Although, we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditures requirements beyond the next twelve months, unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting Derivative Instruments and Hedging Activities. The Statement, which we will be required to adopt in January 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management believes that the adoption of Statement 133 will have no effect on our financial statements as we currently do not conduct hedging activities or purchase derivative financial instruments.

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk

      We have limited exposure to financial market risks, including changes in interest rates. The interest rate on our revolving line of credit facility varies depending on the lender’s prime rate. A hypothetical 100 basis point increase in the lender’s prime rate would have an immaterial annual impact on our results of operations. Our capital leases have fixed interest rates; therefore, changes in interest rates will not materially impact our results of operations. We have invested the net proceeds of our initial public offering in cash equivalents which are interest-rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. We believe that the effect, if any, on reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows is not material.

Item 8.  Financial Statements and Supplementary Data

      The financial statements listed in Item 14 are included in this report beginning on page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this Item 10 is incorporated by reference from the information captioned “Management of TeleCommunication Systems, Inc.” and “Proposal to Elect Eight Directors” to be included in the Company’s proxy statement to be filed in connection with the annual meeting of stockholders, to be held on June 19, 2001 (the “Proxy Statement”).

Item 11.  Executive Compensation

      The information required by this Item 11 is incorporated by reference from the information captioned “Executive Compensation” to be included in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is incorporated by reference from the information captioned “Beneficial Ownership of TCS Common Stock” to be included in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated by reference from the information captioned “Certain Transactions Relating to TeleCommunication Systems, Inc.” to be included in the Proxy Statement.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statement and Financial Statement Schedules

Financial Statement Schedules

      All financial schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.

Reports on Form 8-K

      We filed a Current Report on Form 8-K, dated November 21, 2000, announcing our plan to merge with Xypoint Corporation.

EXHIBIT INDEX

Exhibit
Numbers		Description

2.1		Agreement and Plan of Reorganization by and among TeleCommunication Systems, Inc., Windward Acquisition Corp., and XYPOINT Corporation.*
3.1		Amended and Restated Articles of Incorporation of the Company.**
3.2		Amended and Restated Bylaws of the Company.**
10.1		A-I-Net SCN Application Development Agreement dated April 4, 1996 by and between the Company and Lucent Technologies, Inc., as amended by Modification 01 dated September 11, 1997, Modification 02 dated June 28, 1999, Modification 03 dated April 11, 2000 and Modification 04 dated April 21, 2000 and the Application Development Plan for TDMA Interim and Standard OTAF dated April 11, 2000.†**
10.2		Alliance Agreement dated November 5, 1998 by and between the Company and Lucent Technologies, Inc.†**
10.3		West Garrett Office Building Full Service Lease Agreement dated October 1, 1997 by and between the Company and West Garrett Joint Venture.**
10.4		West Street Center Office Lease Agreement dated March 8, 2000 by and between the Company and Dee Corporation.**
10.5		Lease Agreement, as amended, dated September 14, 1994 by and between Bayshore Property Corporation and the Company.**
10.6		Registration Rights Agreement dated December 14, 1999 by and among the Company and Signal Equity Partners, L.P., GE Capital Equity Investments, Inc., Finova Mezzanine Capital, Inc., Tatonka Capital Corporation, Commerce Funding Corporation and George M. Shea.**
10.7		Form of Indemnification Agreement.**‡
10.8		Assignment and Transfer of Receivables Agreement dated March 17, 1997 by and between the Company and Commerce Funding Corporation.**
10.9		General Services Administration Contract No. GS03K-96-DSD1003, as amended, dated December 21, 1995 by and among the General Services Administration and the U.S. Small Business Administration (Prime Contractor) and the Company (Subcontractor).**
10.9(a)		Naval Surface Warfare Center Tax Orders 02, 03 and 05, as amended.**
10.9(b)		U.S. Defense Telecommunications Service Task Order 04, as amended.**
10.9(c)		U.S. Special Operations Command Task Order 2601, as amended.**
10.10		General Services Administration Contract No. GS-35F-4665H, as amended, dated January 20, 1998 by and between the General Services Administration and the Company*
10.10(a	)	Joint Communication Services Delivery Orders 01 through 28, as amended*
10.10(b	)	Space and Naval Warfare Center Task Orders 2600 and 2602 through 2608, as amended.**
10.11		Amended and Restated 1997 Stock Incentive Plan.**‡
10.12		Employee Stock Purchase Plan.**‡
10.13		Optionee Agreement dated October 1, 1997 by and between the Company and Richard A. Young.**‡
10.14		Optionee Agreement dated July 29, 1998 by and between the Company and Richard A. Young.**‡
10.15		Optionee Agreement dated October 1, 1997 by and between the Company and Drew A. Morin.**‡
10.16		Optionee Agreement dated October 1, 1997 by and between the Company and Timothy J. Lorello.**‡
10.17		Optionee Agreement dated July 29, 1998 by and between the Company and Timothy J. Lorello.**‡
10.18		Optionee Agreement dated October 1, 1997 by and between the Company and Thomas M. Brandt, Jr.**‡
10.19		Optionee Agreement dated July 29, 1998 by and between the Company and Thomas M. Brandt, Jr.**‡

Exhibit
Numbers	Description

10.20	Optionee Agreement dated April 1, 1999 by and between the Company and Thomas M. Brandt, Jr.**‡
10.21	401(k) and Profit Sharing Plan of the Company dated January 1, 1999*‡
10.22	Shareholder to Company Loan Note dated December 10, 1999 by and between the Company and Maurice B. Tose.**‡
10.23	Promissory Note dated August 27, 1999 by and between the Company and Timothy J. Lorello.**‡
10.24	Stock Options Cancellation Agreement dated August 27, 1999 by and between the Company and Timothy J. Lorello.**‡
10.25	Consulting Agreement dated May 30, 2000 by and between the Company and The Barrett Group, Inc.**‡
10.26	Letter Agreement by and between the Company and Commerce Funding Corporation dated March 31, 1997.**
10.27	Compaq/TCS Master Agreement dated June 5, 2000 by and between the Company and Compaq Computer Corporation.**
10.28	Letter Agreement dated June 16, 2000 by and between the Company and Annapolis Partners, LLC.**‡
10.29	Lease Agreement World Trade Center West Building dated November 25, 1998 by and between XYPOINT Corporation and the Port of Seattle, a Washington municipal corporation.*
10.30	Optionee Agreements dated November 8, 2000 by and between the Company and Donald C. Hubbard, Jr.‡
10.31	Optionee Agreements dated November 8, 2000 by and between the Company and William J. Todd.‡
10.32	Optionee Agreements dated February 12, 2001 by and between the Company and Gregg Blodgett.‡
21.1	List of subsidiaries of Registrant.
23.1	Consent of Ernst & Young LLP.

*	Incorporated by reference to TeleCommunication Systems, Inc.’s Registration Statement on Form S-4 (File number 333-51656).

**	Incorporated by reference to TeleCommunication Systems, Inc.’s Registration Statement on Form S-1
(Registration No. 333-35522) declared effective by the Securities and Exchange Commission on August 7, 2000.

†	Portions of these exhibits have been omitted based upon a request for confidential treatment filed with the SEC.

‡	Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TeleCommunication Systems, Inc.

By:	/s/ MAURICE B. TOSÉ

Maurice B. Tosé
Chief Executive Officer, President and
Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MAURICE B. TOSÉ Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 30, 2001

/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 30, 2001
/s/ CLYDE A. HEINTZELMAN Clyde A. Heintzelman	Director	March 30, 2001
/s/ ANDREW C. BARRETT Andrew C. Barrett	Director	March 30, 2001
/s/ RICHARD A. KOZAK Richard A. Kozak	Director	March 30, 2001
Weldon H. Latham	Director
/s/ BYRON F. MARCHANT Byron F. Marchant	Director	March 30, 2001
/s/ TIMOTHY P. BRADLEY Timothy P. Bradley	Director	March 30, 2001
/s/ DANIEL K. TSEUNG Daniel K. Tseung	Director	March 30, 2001

Report of Independent Auditors

The Board of Directors and Stockholders

TeleCommunication Systems, Inc.

      We have audited the accompanying balance sheets of TeleCommunication Systems, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleCommunication Systems, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 9, 2001

TeleCommunication Systems, Inc.

Balance Sheets
(amounts in thousands, except share data)

	December 31,

	2000	1999

Assets

Current assets:

Cash and cash equivalents	$66,117	$3,257

Restricted cash	1,431	1,445

Accounts receivable	11,955	10,522

Unbilled receivables, less allowance of $158 in 2000 and $100 in 1999	6,431	1,344

Notes receivable from employees	381	—

Other current assets	1,226	606

Total current assets	87,541	17,174

Property and equipment, net of accumulated depreciation and amortization of $4,396 in 2000 and $2,008 in 1999	3,980	2,669

Software development costs, net of accumulated amortization of $5,178 in 2000 and $2,286 in 1999	6,657	7,374

Notes receivable from employees	1,065	125

Other assets	1,107	330

Total assets	$100,350	$27,672

Liabilities and stockholders’ equity (deficit)

Current liabilities:

Accounts payable and accrued expenses	$6,416	$4,085

Accrued payroll and related liabilities	4,362	2,730

Deferred revenue	2,020	720

Notes payable to related parties	1,426	1,426

Current portion of long-term debt and capital lease obligations	875	3,984

Total current liabilities	15,099	12,945

Long-term debt, less current portion and net of discount of $361 in 1999	—	5,948

Capital lease obligations, less current portion	1,102	724

Deferred income taxes	—	2,734

Commitments and contingent liabilities	—	—

Series A Redeemable Convertible Preferred Stock, $0.001 par value:

Authorized shares — 15,000,000; issued and outstanding shares of 3,412,000 in 1999	—	9,520

Stockholders’ equity (deficit):

Class A Common Stock; $0.01 par value:

Authorized shares — 225,000,000; issued and outstanding shares of 13,707,670 in 2000 and 10,787,671 in 1999	137	108

Class B Common Stock; $0.01 par value:

Authorized shares — 75,000,000; issued and outstanding shares of 10,787,671 in 2000	108	—

Additional paid-in capital	94,418	—

Accumulated deficit	(10,514)	(4,307)

Total stockholders’ equity (deficit)	84,149	(4,199)

Total liabilities and stockholders’ equity (deficit)	$100,350	$27,672

See accompanying notes.

TeleCommunication Systems, Inc.

Statements of Operations
(in thousands)

	Year ended December 31,

	2000	1999	1998

Revenue:

Network applications:

Software licenses	$9,546	$3,975	$2,104

Services	12,457	7,345	5,806

Network applications	22,003	11,320	7,910

Network solutions	36,060	34,440	17,078

Total revenue	58,063	45,760	24,988

Operating costs and expenses:

Direct cost of network applications	10,061	4,993	4,252

Direct cost of network solutions	26,692	26,889	12,358

Sales and marketing	6,930	2,285	1,455

Research and development	5,272	1,098	354

General and administrative	11,007	5,329	4,001

Non-cash stock compensation expense	1,711	—	—

Depreciation and amortization of property and equipment	2,388	916	424

Amortization of software development costs	2,892	1,401	593

Total operating costs and expenses	66,953	42,911	23,437

Income (loss) from operations	(8,890)	2,849	1,551

Interest expense and other financing costs	(1,394)	(1,741)	(1,550)

Interest income	1,912	—	—

Income (loss) before income taxes and extraordinary item	(8,372)	1,108	1

Income tax benefit (expense)	2,601	(2,408)	—

Income (loss) before extraordinary item	(5,771)	(1,300)	1

Extraordinary loss on early extinguishment of debt, net of $133 tax benefit	(219)	—	—

Net income (loss)	(5,990)	(1,300)	1

Accretion of Series A Redeemable Convertible Preferred Stock	(58)

Dividends on Series A Redeemable Convertible Preferred Stock	(482)	—	—

Net income (loss) attributable to common stockholders	$(6,530)	$(1,300)	$1

Loss before extraordinary item per common share, basic	$(0.37)	$(0.12)	$—

Loss per common share, basic	$(0.39)	$(0.12)	$—

Loss before extraordinary item per common share, diluted	$(0.37)	$(0.12)	$—

Loss per common share, diluted	$(0.39)	$(0.12)	$—

Pro forma data (unaudited — Note 11):

Historical income before income taxes		$1,108

Pro forma income tax expense		429

Pro forma net income		$679

Pro forma earnings per common share:

Basic		$0.06

Diluted		$0.04

See accompanying notes.

TeleCommunication Systems, Inc.

Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Class A	Class B	Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	Deficit	Total

Balance at January 1, 1998	$108	$—	$532	$(2,376)	$(1,736)

Issuance of warrants to purchase 765,925 shares of Class A Common Stock	—	—	390	—	390

Net income for 1998	—	—	—	1	1

Balance at December 31, 1998	108	—	922	(2,375)	(1,345)

Repurchase of warrants to purchase 1,292,209 shares of Class A Common Stock	—	—	(922)	(632)	(1,554)

Net loss for 1999	—	—	—	(1,300)	(1,300)

Balance at December 31, 1999	108	—	—	(4,307)	(4,199)

Options exercised for the purchase of 3,251,539 shares of Class B Common Stock	—	32	243	—	275

Dividends on Series A Redeemable Convertible Preferred Stock at $0.08 per share	—	—	(289)	(193)	(482)

Accretion of Series A Redeemable Convertible Preferred Stock	—	—	(34)	(24)	(58)

Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	1,711	—	1,711

Issuance of 5,405,000 shares of Class A Common Stock upon initial public offering	54	—	85,399	—	85,453

Initial public offering issuance costs	—	—	(2,263)	—	(2,263)

Conversion of Series A Redeemable Convertible Preferred Stock into 3,505,480 shares of Class A Common Stock	35	—	9,543	—	9,578

Warrants exercised for the purchase of 1,377,043 shares of Class A Common Stock	14	—	46	—	60

Conversion of Class B Common Stock into Class A Common Stock — 3,251,539 shares	32	(32)	—	—	—

Conversion of Class A Common Stock into Class B Common Stock — 10,787,671 shares	(108)	108	—	—	—

Options exercised for the purchase of 168,608 shares of Class A Common Stock	2		62	—	64

Net loss for 2000	—	—	—	(5,990)	(5,990)

Balance at December 31, 2000	$137	$108	$94,418	$(10,514)	$84,149

See accompanying notes.

TeleCommunication Systems, Inc.

Statements of Cash Flows
(in thousands)

	Year ended December 31,

	2000	1999	1998

Operating activities

Net income (loss)	$(5,990)	$(1,300)	$1

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization of property and equipment	2,388	916	424

Amortization of software development costs	2,892	1,401	593

Extraordinary item — loss on early extinguishment of debt	352	—	—

Amortization of debt discount	204	315	288

Deferred income taxes	(2,734)	2,408	—

Non-cash stock compensation expense	1,711	—	—

Changes in operating assets and liabilities:

Accounts receivable	(1,433)	(6,654)	(1,525)

Unbilled receivables	(5,087)	1,834	(517)

Other current assets	(620)	(297)	15

Accounts payable and accrued expenses	4,179	1,343	255

Accrued payroll and related liabilities	(216)	808	831

Deferred revenue	1,300	384	169

Net cash provided by (used in) operating activities	(3,054)	1,158	534

Investing activities

Purchases of property and equipment	(2,079)	(324)	(101)

Capitalized software development costs	(2,175)	(4,696)	(2,636)

Change in restricted cash	14	(71)	53

Change in notes receivable from employees	(1,321)	(125)	—

Change in other assets	(974)	(23)	(27)

Net cash used in investing activities	(6,535)	(5,239)	(2,711)

Financing activities

Proceeds from line of credit	1,590	16,322	7,975

Payments on line of credit	(1,590)	(17,245)	(8,115)

Proceeds from initial public offering of common stock, net of issuance costs of $2,263	83,190	—	—

Proceeds from notes payable to related parties	—	1,426	1,635

Payments on notes payable to related parties	—	(1,985)	(1,390)

Proceeds from exercise of stock options and warrants	399	—	—

Proceeds from issuance of subordinated debt and detachable stock warrants	—	—	5,000

Repurchase of detachable stock warrants	—	(1,554)	—

Issuance of Series A Redeemable Convertible Preferred Stock, net of issuance costs of $480	—	9,520	—

Proceeds from issuance of long-term debt	—	2,460	1,323

Payments on long-term debt	(8,357)	(1,322)	(4,419)

Preferred stock dividend	(482)	—	—

Payments on capital lease obligations	(2,301)	(624)	(166)

Payment of debt issue costs	—	(100)	(90)

Net cash provided by financing activities	72,449	6,898	1,753

Net change in cash	62,860	2,817	(424)

Cash and cash equivalents at the beginning of the year	3,257	440	864

Cash and cash equivalents at the end of the year	$66,117	$3,257	$440

See accompanying notes.

TeleCommunication Systems, Inc.

Notes to Financial Statements
(amounts in thousands, except share data)

1.  Significant Accounting Policies

Description of Business

      TeleCommunication Systems, Inc. (the “Company”) is a developer of network applications that enable the delivery of Internet content, short messages, and enhanced communication services to a wide variety of wireless devices, including phones, two-way pagers and personal digital assistants. The Company also develops custom software applications and provides network solutions, including the design and installation of complex information processing and communications systems for corporate and government enterprises.

      Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

      Cash and Cash Equivalents.  Cash and cash equivalents include all cash and highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are reported at cost, which approximates fair value.

      Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of equipment, generally five years for furniture and fixtures and three years for computer equipment, software and vehicles. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease. Assets held under capital leases are stated at the lesser of the present value of future minimum lease payments or the fair value of the property at the inception of the lease. The assets recorded under capital leases are amortized over the lesser of the lease term or the estimated useful life of the assets in a manner consistent with the Company’s depreciation policy for owned assets.

      Software Development Costs.  Costs of developing software products incurred prior to completion of the detailed program design confirming technological feasibility are accounted for as research and development expense. These costs are incurred to enhance existing packaged software products as well as to create new software products, and primarily include personnel costs and costs associated with using third party laboratory and testing resources. Research and development costs are expensed as incurred.

      Costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Costs that are capitalized include direct labor, related overhead and other direct costs. These capitalized costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue and changes in hardware and software technologies. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

      Amortization of capitalized software development costs begins when the product is available for general release. Amortization is computed on a product-by-product basis using the straight-line method over the product’s estimated useful life, which is not to exceed four years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product. If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount.

      Revenue Recognition.  The Company generates revenue from two sources, the licensing of software products and performance of related services, and from the design, development and deployment of information processing and communication systems. The Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) in the fourth quarter of 2000. The

TeleCommunication Systems, Inc.

Notes to Financial Statements — (Continued)

(amounts in thousands, except share data)

adoption of SAB 101 did not have a material effect on the Company’s financial statements. The accompanying statements of operations report revenue on an operating segment basis, as discussed more fully in Note 20.

      Network Applications Revenue.  The Company licenses packaged network application software principally for use in the wireless telecommunications industry. These licenses typically contain two elements, the product license and maintenance. The Company allocates the total arrangement fee among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. The software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. The Company determines the fair value of the maintenance element based on separate sales of that element (the renewal rate). The fair value of the software is then determined by using the residual method. Under the residual method, the fair value of the maintenance element is deducted from the value of the total arrangement to determine an implied fair value of the software. After the software license fee is determined using the residual method, these license fees are recognized as revenue when four criteria are met. These four criteria are (i) evidence of an arrangement (ii) delivery of the software has occurred, (iii) the fee is fixed or determinable and (iv) the fee is probable of collection. Software license fees billed and not recognized as revenue are included in deferred revenue.

      Software licenses include a 90-day warranty for defects. The Company has not incurred significant warranty costs on any software product to date, and no costs are currently accrued upon recording the related revenue.

      The Company’s network application services revenue is derived from maintenance fees for packaged software products, and fees from development, implementation and maintenance of custom applications.

      Software maintenance fees include telephone support, bug fixes, and rights to software upgrades on a when-and-if-available basis. These fees are collected in advance and recognized ratably over the annual maintenance period. Unrecognized maintenance fees are included in deferred revenue.

      Fees from the development and implementation of custom applications are generally performed under time and materials and fixed fee contracts. Professional services that are provided under long-term fixed fee contracts to develop and implement customized applications are recognized using the percentage-of-completion method. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones. Progress to completion is generally measured using costs incurred compared to estimated total costs. Any estimated losses under long-term contracts are recognized in their entirety at the date that they become evident.

      Direct cost of network applications consists of compensation, benefits and travel expenses incurred while providing these services.

      Network Solutions Revenue.  The Company generates network solutions (formerly described as “communication engineering services”) revenue from the design, development and deployment of complex information processing and communications systems for corporate and government enterprises. These services are provided under time and materials contracts, cost plus fee contracts, or fixed price contracts. Revenue is recognized under time and materials contracts and cost plus fee contracts as billable costs are incurred. Fixed price contracts are accounted for using the percentage-of-completion method, measured by total costs incurred as a percentage of total estimated costs at the completion of the contract. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones. Any estimated losses on contracts are recognized in their entirety at the date that they become evident. Direct cost of network solutions consists of compensation, benefits, travel and the costs of third party consultants. Federal government contract costs, including allocated indirect expenses, are subject to audit and

TeleCommunication Systems, Inc.

Notes to Financial Statements — (Continued)

(amounts in thousands, except share data)

adjustment by the Defense Contract Audit Agency. Contract revenue under these contracts are recorded at estimated net realizable amounts.

      Stock Based Compensation.  The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, if the exercise price of the Company’s employee stock options equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized.

      Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement No. 123 requires the disclosure of pro forma net income in the notes to the financial statements if the fair value method is not elected. The Company has determined that the use of the minimum value method to record compensation expense at fair value would have an immaterial effect on reported net income (loss) and earnings (loss) per share in 1999 and 1998. The Company supplementally discloses in Note 16 to these financial statements the pro forma information as if the fair value method was used to account for 2000 stock option grants.

      Income Taxes.  From January 1, 1993 through December 14, 1999, the Company’s stockholder elected under Subchapter S of the Internal Revenue Code to include the Company’s income in his personal income tax return for federal and state income tax purposes. Accordingly, the Company was not subject to federal and state income taxes during that period. The Company terminated this election on December 14, 1999, and upon termination determined the differences between the financial reporting and income tax bases of its assets and liabilities. The tax effects of these differences were recorded as deferred tax assets or liabilities, and the net difference as income tax expense.

      Income tax amounts and balances are accounted for using the liability method of accounting for income taxes and deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Stock Split and Reverse Stock Split.  In April 2000, the Company declared a three-for-one stock split of its common stock for stockholders of record on April 5, 2000. In June 2000, the Company declared a one-for-2.92 reverse stock split of its common stock for stockholders of record on June 15, 2000 and increased the number of authorized shares of common stock to 300,000,000. All share and per share data including stock option, warrant and earnings (loss) per common share information has been restated in the accompanying financial statements to retroactively reflect the stock split and reverse stock split.

      Derivative Financial Instruments.  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and in June 2000 Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities  — an Amendment of FASB Statement No. 133. These Statements, which the Company adopted on January 1, 2001, provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The adoption of Statement 133 did not have a material effect on the Company’s financial statements as the Company currently does not conduct hedging activities or purchase derivative financial instruments.

TeleCommunication Systems, Inc.

Notes to Financial Statements — (Continued)

(amounts in thousands, except share data)

2.  Loss Per Common Share

	Year ended December 31,

	2000	1999	1998

Numerator:

Income (loss) before extraordinary item	$(5,771)	$(1,300)	$1

Extraordinary item, net of taxes	(219)	—	—

Net income (loss)	(5,990)	(1,300)	1

Dividends on Series A Redeemable Convertible Preferred Stock	(482)	—	—

Accretion of Series A Redeemable Convertible Preferred Stock	(58)	—	—

Net income (loss) attributable to common stockholders	$(6,530)	$(1,300)	$1

Income (loss) attributable to common stockholders before extraordinary item	$(6,311)	$(1,300)	$1

Denominator:

Denominator for basic loss per common share— weighted-average shares	16,948,140	10,787,671	10,787,671

Effect of dilutive securities:

Employee stock options	—	—	2,993,590

Warrants	—	—	986,948

	—	—	3,980,538

Denominator for diluted loss per share	16,948,140	10,787,671	14,768,209

Loss per common share before extraordinary item — basic and diluted	$(0.37)	$(0.12)	$—

Loss per common share — basic and diluted	$(0.39)	$(0.12)	$—

      Basic loss per common share is based upon the average number of shares of common stock outstanding during the period. Because the Company incurred a net loss in 2000 and 1999, potentially dilutive securities were excluded from the computation because the result would be anti-dilutive. These potentially dilutive securities consist of stock options, warrants and convertible preferred stock.

3. Supplemental Disclosure of Cash Flow Information

      The Company acquired property and equipment under capital leases totaling $1,620, $1,943 and $626 during the years ended December 31, 2000, 1999, and 1998, respectively.

      Interest paid totaled $1,548, $1,447 and $1,087 during the years ended December 31, 2000, 1999, and 1998, respectively.

TeleCommunication Systems, Inc.

Notes to Financial Statements — (Continued)

(amounts in thousands, except share data)

4.  Restricted Cash

      Restricted cash consisted of the following as of December 31:

	2000	1999

Amounts invested in certificates of deposit which are pledged as collateral for a promissory note issued by the Company to its principal stockholder (see Note 8)	$1,426	$1,426

Amounts on deposit with a surety insurance company which have been pledged as collateral under bonding requirements contained in certain performance contracts	5	19

	$1,431	$1,445

5. Unbilled Receivables

      Unbilled receivables consisted of the following at December 31:

	2000	1999

Amounts billable at specified milestones	$6,143	$630

Contract retentions	46	160

Rate variances and costs and estimated earnings in advance of billings	242	554

	$6,431	$1,344

      Substantially all unbilled receivables are expected to be collected within twelve months.

6.  Property and Equipment

      Property and equipment consisted of the following at December 31:

	2000	1999

Furniture and fixtures	$675	$368

Computer equipment	6,444	3,727

Computer software	720	390

Leasehold improvements	466	102

Vehicles	71	90

	8,376	4,677

Less: accumulated depreciation and amortization	(4,396)	(2,008)

	$3,980	$2,669

7.  Line of Credit

      The Company has a revolving line of credit agreement with a lender which allows for aggregate borrowings of up to $8,000. The revolving line of credit agreement is cancelable upon 60 days’ written notice.

      The line of credit allows the Company to borrow 92% of assigned accounts receivable balances less than 90 days old. For any assigned accounts receivable balances that become greater than 90 days old, the Company must either replace the collateral with an eligible receivable balance or repay the related portion

TeleCommunication Systems, Inc.

Notes to Financial Statements — (Continued)

(amounts in thousands, except share data)

of the borrowings. Borrowings under the line, which are secured by the assigned accounts receivable, bear interest at the prime rate plus 1.5% (11% at December 31, 2000), payable monthly. In addition, the Company is charged fees for uncollected assigned accounts receivable balances more than 44 days outstanding.

      As of December 31, 2000 and 1999, there were no borrowings outstanding under the line of credit.

8. Notes Payable to Related Parties

      Notes payable to related parties consists of an unsecured note to the controlling stockholder bearing interest at the rate of 7.32%. This note was paid in full on January 31, 2001.

      Interest expense on notes payable to related parties totaled approximately $111, $152 and $140 for the years ended December 31, 2000, 1999 and 1998, respectively.

9.  Long-Term Debt

      Long-term debt consisted of the following at December 31, 1999:

Note payable dated February 26, 1999, due October 26, 2001, and bearing interest at 14.5% per annum. The note required monthly installments of principal and interest ranging from $50 to $94 through October 26, 2001. The note was secured by the assignment of the Company’s rights and interest in revenue earned under certain specified assigned contracts	$1,727

Note payable, net of discount of $84, dated August 21, 1997, due August 21, 2002, and bearing interest at 14% per annum. The note required monthly installments of interest only through August 21, 2002. The note was secured by a second lien on all tangible assets of the Company and a first lien on all intellectual property	2,916

Note payable, net of discount of $277, dated August 28, 1998, due September 30, 2002, and bearing interest at 14% per annum. The note required monthly installments of principal and interest of $137 through September 30, 2002	3,355

Total	7,998

Less: current portion	(2,050)

$5,948

      Subsequent to the closing of the Company’s initial public offering in August 2000, the Company extinguished all outstanding long-term debt (see Note 12).

      During 1998, the State of Maryland approved a $400 loan-to-grant arrangement with the Company pursuant to Maryland’s Sunny Day economic development program. When drawn by the Company, the loan will accrue interest at 5% per annum, payable at maturity on December 31, 2002, and must be secured by a letter of credit in favor of the State of Maryland. The loan becomes a grant in $100 increments based on employment levels at annual milestones. No amounts have been drawn by the Company through December 31, 2000.

TeleCommunication Systems, Inc.

Notes to Financial Statements — (Continued)

(amounts in thousands, except share data)

10.  Capital Leases

      The Company leases certain furniture and equipment under capital leases. Property and equipment included the following amounts for capital leases at December 31:

	2000	1999

Furniture and fixtures	$355	$178

Computer equipment	4,311	2,604

Computer software	199	176

Vehicles	71	90

	4,936	3,048

Less: accumulated amortization	(2,839)	(467)

	$2,097	$2,581

      Amortization of leased assets is included in depreciation and amortization expense.

      Future minimum payments under capital lease obligations consisted of the following at December 31, 2000:

2001	$1,139

2002	813

2003	252

Total minimum lease payments	2,204

Less: amounts representing interest	(227)

Present value of net minimum lease payments (including current portion of $875)	$1,977

11.  Income Taxes

      Significant components of the provision (benefit) for income taxes attributable to income (loss) before income taxes and extraordinary item for the year ended December 31 are as follows:

	2000	1999

Current:

State and local	$—	$—

Federal	—	—

	—	—

Deferred:

State and local	(419)	385

Federal	(2,182)	2,023

	(2,601)	2,408

Total	$(2,601)	$2,408

TeleCommunication Systems, Inc.

Notes to Financial Statements — (Continued)

(amounts in thousands, except share data)

      Significant components of the Company’s deferred tax assets and liabilities at December 31 consisted of:

	2000	1999

Deferred tax assets:

Reserves and accrued expenses	$309	$241

Non-cash stock compensation expense	650	—

Depreciation	372	—

Net operating loss carryforward	1,818	83

Total deferred tax assets	3,149	324

Deferred tax liabilities:

Depreciation	—	(15)

Capitalized software development costs	(2,530)	(2,802)

Total deferred tax liabilities	(2,530)	(2,817)

Net deferred tax asset (liability)	619	(2,493)

Valuation allowance for net deferred tax asset	(378)	—

Net deferred tax asset or (liability)	$241	$(2,493)

      At December 31, 2000, the Company has a U.S. federal net operating loss carryforward for income tax purposes of approximately $4,783 which will expire in 2020. The amount available to be used in any given year may be limited by operation of certain provisions of the Internal Revenue Code. The Company has state net operating loss carryforwards available, the utilization of which may be similarly limited.

      The reconciliation of the reported income tax expense (benefit) to the amount that would result by applying the U.S. federal statutory rate of 34% to income (loss) before extraordinary item for the year ended December 31 is as follows:

	2000	1999

Income tax (benefit) at statutory rate	$(2,846)	$377

State tax benefit	(320)	—

Non-deductible items	127	—

Effect of income taxed at shareholder level during 1999	—	(459)

Tax expense recorded upon termination of S Corporation status	—	2,490

Other	60	—

Change in valuation allowance	378	—

Total	$(2,601)	$2,408

Pro Forma Income Taxes (unaudited)

      In December 1999, the Company terminated its status as an S Corporation and is subject to federal and state income taxes thereafter. Accordingly, for informational purposes, the accompanying statement of operations for the year ended December 31, 1999 includes an unaudited pro forma adjustment for income taxes which would have been recorded if the Company had been a C Corporation, for the entire period.

TeleCommunication Systems, Inc.

Notes to Financial Statements — (Continued)

(amounts in thousands, except share data)

      Pro forma income tax expense (benefit) consists of the following for the year ended December 31, 1999:

Current:

Federal	$(575)

State	(78)

(653)

Deferred:

Federal	954

State	128

1,082

Pro forma income tax expense	$429

      The Company’s pro forma income tax expense for the year ended December 31, 1999 would result in an effective tax rate that varies from the statutory federal income tax rate, as follows:

Federal income taxes at the statutory rate	$377

State income taxes, net of federal benefit	52

$429

12.  Initial Public Offering, Recapitalization and Extraordinary Loss

      During the third quarter of 2000, the Company completed an initial public offering of 5,405,000 shares of Class A Common Stock which resulted in net proceeds of $83,190, after deducting underwriting discounts, commissions and offering expenses. Upon the closing of the offering, the Series A Redeemable Convertible Preferred Stock automatically converted into 3,505,480 shares of Class A Common Stock and all outstanding warrants were exchanged for 1,204,594 shares of Class A Common Stock. Concurrently with the closing, a recapitalization occurred in which (i) all outstanding shares of non-voting Class B Common Stock were converted into an equal number of shares of Class A Common Stock having one vote per share; (ii) all outstanding options and warrants to purchase non-voting Class B Common Stock were converted to be exercisable for an equal number of shares of Class A Common Stock having one vote per share; and (iii) the outstanding shares of Class A Common Stock issued to Maurice B. Tosé, the Company’s President, Chief Executive Officer and Chairman of the Board, were converted into an equal number of shares of Class B Common Stock, which have three votes per share.

      The Company used approximately $9,300 of proceeds from the initial public offering to extinguish debt and has invested the remainder of such proceeds in investment grade, interest-bearing securities. In conjunction with the early extinguishment, $352 of unamortized debt discount and deferred financing costs were expensed as an extraordinary loss and presented net of a tax benefit of $133 in the accompanying statement of operations.

13.  Preferred Stock

      In December 1999, the Company issued 3,412,000 shares of Series A Redeemable Convertible Preferred Stock (Series A) for a total aggregate purchase price of $10,000. The Series A was issued with the following terms:

      Conversion Rights.  The Series A was converted into 3,505,480 shares Class A Common Stock in August 2000, upon the closing of the initial public offering. Each share of Series A was converted into

TeleCommunication Systems, Inc.

Notes to Financial Statements — (Continued)

(amounts in thousands, except share data)

1.027397 shares of Class A Common Stock. The conversion rate was adjusted for the stock split and reverse stock split described in Note 1.

      Dividends.  The holders of the Series A were entitled to receive quarterly cumulative dividends at an initial rate of 8% per annum subject to annual increases of 2% per annum on each of the fifth, sixth and seventh anniversaries of the Series A issue date. All accrued dividends were paid in October 2000.

      Voting Rights.  Each share of Series A had substantially the same voting rights as the number of shares of Class A Common Stock into which it was converted. In addition, certain corporate actions required the consent of at least a majority of the issued and outstanding shares of Series A acting as a separate class.

14.  Common Stock

      Class A Common Stock.  The Company has authorized the issuance of 225,000,000 shares of Class A Common Stock, $0.01 par value per share. Each holder of the Class A Common Stock is entitled to one vote for each share of stock held for the election of directors and all matters submitted to a vote of stockholders of the Company.

      Class B Common Stock.  The Company has authorized the issuance of 75,000,000 shares of Class B Common Stock, $0.01 par value per share. Prior to the recapitalization in August 2000 as described in Note 12, the holders of the Class B Common Stock had rights identical to the holders of Class A Common Stock, except that they were not entitled to vote on any matters submitted to a vote of stockholders of the Company. Subsequent to the August 2000 recapitalization, the holders of Class B Common Stock have three votes per share.

15.  Stock Warrants

      Warrants to Purchase Class A Common Stock.  In connection with the 1997 and 1998 issuance of debt in an aggregate amount of $8,000 with a stated interest rate of 14%, the Company issued warrants to purchase a total of 2,584,931 shares of Class A Common Stock. The warrants had exercise prices of either $0.03 per share or $0.29 per share. Upon issuance, the aggregate proceeds received for the issuance of the debt and the warrants was allocated to these securities based on an estimate of the fair value of the debt assuming that no warrants were attached. In calculating the estimated fair value of the debt, the Company discounted the cash flows associated with the debt using its estimated incremental borrowing rate of 18.5%. The derived value of the warrants after estimating the value of the debt was $699. This amount was recorded as additional paid-in capital, and a corresponding debt discount was recorded that was being recognized as additional interest expense over the term of the related debt (See Note 12). For the years ended December 31, 1999 and 1998, the Company recognized interest expense related to the amortization of this discount of $198 and $113, respectively. In December 1999, the Company negotiated the repurchase of warrants to purchase 1,292,209 shares of Class A Common Stock for aggregate consideration of $1,600.

      Warrants to Purchase Class B Common Stock.  In December 1999, the Company issued warrants to purchase 105,185 shares of Class B Common Stock at an exercise price of $2.86 as a finders fee to a third party in connection with its issuance of Series A. The Company estimated the value of these warrants using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.7%; dividend yield of 0%; volatility factor of the expected market price of the Class A Common Stock of 60%; an expected life of the warrant of three years; and the fair value of Class B Common Stock of $1.28

TeleCommunication Systems, Inc.

Notes to Financial Statements — (Continued)

(amounts in thousands, except share data)

per share as determined by an appraisal of the Class B Common Stock. The resulting aggregate warrant valuation was insignificant.

	Exercise
Number of	Price	Expiration
Shares	Per Share	Date

909,503 Class A	$0.03	June 30, 2005

383,219 Class A	$0.29	June 30, 2005

105,185 Class B	$2.86	June 30, 2005

      In accordance with the terms of the warrants, all outstanding warrants were exercised for 1,204,594 shares of Class A Common Stock concurrent with the closing of the Company’s initial public offering in August 2000.

16.  Stock Compensation Plan

      Stock Options.  Effective August 20, 1997, the Company adopted the TeleCommunication Systems, Inc. 1997 Stock Option Plan (Plan) which is administered by the Compensation Committee of the Board of Directors. The Plan was amended in April 2000 and provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 8,904,110 shares of Class B Common Stock to employees, officers, and directors of the Company, as well as others who provide services to the Company. Upon the closing of the initial public offering in August 2000, the Plan was amended to provide for the granting of options to purchase Class A Common Stock. All outstanding options were converted to options to purchase Class A Common Stock (See Note 12). Options granted under the plan vest over periods ranging from one to five years.

      A summary of the Company’s stock option activity, and related information consists of the following at December 31(all share amounts in thousands):

	2000		1999		1998

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	5,612	$0.32	4,846	$0.09	3,761	$0.03

Granted	1,318	8.91	1,201	1.26	1,264	0.26

Exercised	(3,419)	0.10	—	—	—	—

Forfeited	(278)	2.04	(435)	0.44	(179)	0.03

Outstanding, end of year	3,233	$3.90	5,612	$0.32	4,846	$0.09

Exercisable at end of year	680	$0.70	3,355	$0.09	2,096	$0.03

Estimated weighted-average grant-date fair value of options granted during the year	$12.38		$0.29		$0.06

Weighted-average remaining contractual life of options outstanding at end of year	8.2 years		8.2 years		9.0 years

TeleCommunication Systems, Inc.

Notes to Financial Statements — (Continued)

(amounts in thousands, except share data)

      Exercise prices for options outstanding at December 31, 2000 ranged from $0.01 to $22.06 as follows (all share amounts in thousands):

		Weighted Average	Weighted Average		Weighted Average
		Exercise Prices	Remaining Contractual		Exercise Prices
	Options	of Options	Life of Options	Options	of Options
Exercise Prices	Outstanding	Outstanding	Outstanding (years)	Exercisable	Exercisable

$ 0.00 - $2.61	1,950	$0.61	7.5	666	$0.57

$ 2.61 - $5.21	838	$2.86	9.0	8	$2.86

$10.42 - $13.03	25	$12.00	9.6	6	$12.00

$18.24 - $20.84	170	$18.84	9.6	—	—

$20.84 - $23.44	250	$22.06	9.7	—	—

      The weighted-average fair value of options granted during 2000 is as follows (share amounts in thousands):

	Number of	Weighted-Average	Weighted-Average
	Shares	Exercise Price	Fair Value

Fair value equal to exercise price	432	$20.71	$11.79

Fair value greater than exercise price	886	$3.12	$12.67

      During 2000, the Company granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of the Company’s Class A Common Stock at the date of grant. For the year ended December 31, 2000, the Company recorded $1,711 of non-cash stock compensation expense related to these grants. The Company expects to record future stock compensation expense of approximately $8,816 as a result of option grants that will be recognized over the vesting period of five years.

      Pro Forma Information.  For the years ended December 31, 1999 and 1998, pro forma net loss and loss per share information required by Statement No. 123 was determined using the minimum value method. The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option. In determining the estimated fair value of granted stock options under the minimum value method, the risk-free interest rate was assumed to be 5.5%, the dividend yield was estimated to be 0% and the expected life of granted options was assumed to be five years.

      The grant-date fair value of all options granted during 1999 and 1998 using the minimum value method was less than $.01, and therefore no pro forma information has been presented.

      For the year ended December 31, 2000, pro forma net loss and loss per share information required by Statement No. 123 has been determined as if the Company had accounted for its stock-based awards using the fair value method. The fair value of these awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000: risk-free interest rate of 5.8%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of 60%, and an expected life of five years.

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in

TeleCommunication Systems, Inc.

Notes to Financial Statements — (Continued)

(amounts in thousands, except share data)

management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

      For purposes of pro forma disclosures, the estimated fair value of the awards is amortized to expense over the period the employees earn the right to retain the shares obtained upon exercise of the stock options or upon the issuance of restricted common stock. The Company’s pro forma net loss is $ 8,048 for the year ended December 31, 2000. Pro forma basic and diluted loss per share is ($0.51) for the year ended December 31, 2000.

      Pro forma compensation expense from stock-based awards reflects only the vesting of 1997, 1998, 1999 and 2000 awards in 2000. Not until 2001 is the full effect of recognizing compensation expense for stock-based awards representative of the possible effects on pro-forma net income (loss) for future years.

17.  Operating Leases

      The Company leases certain office space and equipment under noncancellable operating leases that expire on various dates through the year 2005. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2000:

2001	$1,762

2002	1,677

2003	904

2004	881

2005	825

$6,049

      Rent expense aggregated $1,475, $935 and $809 for the years ended December 31, 2000, 1999 and 1998, respectively.

18.  Retirement Plans

      The Company maintains a defined contribution benefit plan that covers substantially all employees who have attained age twenty-one. Participants may contribute from 1% to 15% of their annual compensation to the plan. The Company, on a discretionary basis, may match contributions made by participants. All employer contributions vest over a six-year period. During 2000, 1999 and 1998, the Company made contributions of $705, $446 and $212, respectively.

19.  Concentrations of Credit Risk and Major Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable and unbilled receivables. To date, these financial instruments have been derived primarily from contracts with agencies of the federal government. Accounts receivable are generally due within thirty days and no collateral is required. The Company maintains reserves for potential credit losses and historically such losses have been insignificant and within management’s expectations.

      At December 31, 2000, 1999, and 1998, accounts receivable from agencies of the federal government represented 33%, 46% and 49% of accounts receivable, respectively, and represented substantially all of the unbilled receivables. Revenue earned in 2000, 1999 and 1998 from federal agencies represented 43%, 64% and 67% of total revenue, respectively. The Company’s network applications business is highly

TeleCommunication Systems, Inc.

Notes to Financial Statements — (Continued)

(amounts in thousands, except share data)

concentrated with one customer. This customer contributed approximately 25%, 11%, and 15% of total revenue for the years ended December 31, 2000, 1999 and 1998, respectively.

20.  Business and Geographic Segment Information

      The Company develops network applications software and provides network solutions for corporate and government enterprises through two operating segments:

Network Applications — The Company develops packaged and custom network application software including intelligent network products (Wireless Internet Gateway, Short Message Service Center and Prepaid Wireless) that enable the delivery of Internet content, short messages, and enhanced communication services to a wide variety of wireless devices, including phones, two-way pagers and personal digital assistants.

Network Solutions — The Company provides network solutions services, which include the design, development and deployment of complex information processing and communication systems. Customers include commercial telecommunications carriers, other commercial customers, and federal, state and local government agencies.

      The Company evaluates performance and allocates resources based on operating income (loss) before interest expense and other financing costs and income taxes. Substantially all revenue is generated from external customers within the United States.

      The Company does not prepare information regarding segment assets. Accordingly, asset information by reportable segment is not presented. The accounting policies used by the reportable segments are the same as those used by the Company as described in Note 1 to these financial statements.

      The following table sets forth information on the Company’s reportable segments.

	Year ended December 31,

	2000	1999	1998

Revenue:

Network applications	$22,003	$11,320	$7,910

Network solutions	36,060	34,440	17,078

Total revenue	$58,063	$45,760	$24,988

Segment profit (loss):

Network applications	$(9,192)	$1,016	$1,576

Network solutions	302	1,833	(25)

Total segment profit (loss)	$(8,890)	$2,849	$1,551

Depreciation and amortization of property and equipment:

Network applications	$1,128	$435	$322

Network solutions	1,260	481	102

Total depreciation and amortization of property and equipment	$2,388	$916	$424

TeleCommunication Systems, Inc.

Notes to Financial Statements — (Continued)

(amounts in thousands, except share data)

21.  Quarterly Financial Information (unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999. The quarterly information has not been audited, but in management’s opinion, includes all adjustments necessary for a fair presentation.

	2000

	Three months ended

	March 31	June 30	September 30	December 31

Revenue	$12,059	$12,504	$16,412	$17,088

Loss before extraordinary item	$(608)	$(698)	$(2,011)	$(2,454)

Net loss	$(608)	$(698)	$(2,230)	$(2,454)

Net loss attributable to common stockholders	$(832)	$(922)	$(2,323)	$(2,454)

Loss per common share — basic and diluted:

Loss before extraordinary item	$(0.08)	$(0.07)	$(0.11)	$(0.10)

Net loss	$(0.08)	$(0.07)	$(0.12)	$(0.10)

	1999

	Three months ended

	March 31	June 30	September 30	December 31

Revenue	$8,786	$11,548	$11,740	$13,686

Net income (loss)	$(215)	$566	$560	$(2,211)

Net income (loss) attributable common stockholders	$(215)	$566	$560	$(2,211)

Earnings (loss) per common share — basic	$(0.02)	$0.05	$0.05	$(0.20)

Earnings (loss) per common share — diluted	$(0.02)	$0.03	$0.03	$(0.20)

      The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution.

22.  Subsequent Event

      Xypoint Acquisition. On January 19, 2001, the Company completed the purchase of Xypoint Corporation (“Xypoint”) for aggregate consideration of $68,755. Xypoint is a leading provider of enhanced 911 services to wireless carriers. The acquisition will be accounted for under the purchase method of accounting and includes a charge for in-process research and development.

(000’s)

Acquisition consideration:

Cash	$734

Common stock	56,661

Stock options and warrants	7,860

Acquisition costs	3,500

Total consideration	$68,755

TeleCommunication Systems, Inc.

Notes to Financial Statements — (Continued)

(amounts in thousands, except share data)

			Annual
		Amortization	Amortization
	(000’s)	Life	of Intangibles

Purchase price allocation:

Tangible net assets acquired	$7,407

Intangible assets acquired:

In-process research and development	9,700

Developed technology	4,100	3 years	1,367

Workforce-in-place	1,500	3 years	500

Trade name	1,600	3 years	533

Goodwill	44,448	4 years	11,112

Total	$68,755

      The Company issued 3,597,520 shares of Class A Common Stock, valued at $15.75 per share, the average market price per share of the Company’s Class A Common Stock in a range of two trading days before and after November 15, 2000, the announcement date of the acquisition. In addition, the Company issued 656,990 options and warrants to purchase shares of Class A Common Stock in exchange for all options and warrants to purchase shares of Xypoint common stock or convertible preferred stock. The value of the options and warrants was determined by estimating their fair value as of November 15, 2000 using the Black-Scholes option pricing model with the following weighted-average assumptions:

•	risk free interest rate of 5.80%;

•	dividend yield of 0%;

•	expected life of 1-2 years for vested options and warrants; and

•	volatility factor for the expected market price of the Company’s common stock of 60%.

      Tangible assets of Xypoint include cash and cash equivalents, accounts receivable, fixed assets and other assets. Liabilities of Xypoint that will be assumed primarily consist of accounts payable, accrued liabilities, and capital lease obligations.

      The value allocated to projects identified as in-process research and development of Xypoint’s product suite was charged to expense immediately following completion of the acquisition. This write-off is necessary because the acquired in-process research and development has not yet reached technological feasibility and has no future alternative uses, and the related products under development may not achieve commercial viability. The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements.

      The value of developed technology was determined by taking into account risks related to the characteristics and applications of the developed technology, existing and future markets, and assessments of the stage of the developed technology’s life cycle. The analysis resulted in a valuation for developed technology that had reached technological feasibility and therefore was capitalizable. The developed technology is being amortized on a straight-line basis over three years.

      Goodwill is determined based on the residual difference between the amount of consideration to be paid and the values assigned to identifiable tangible and intangible assets. The goodwill will be amortized on a straight-line basis over four years.

TeleCommunication Systems, Inc.

Notes to Financial Statements — (Continued)

(amounts in thousands, except share data)

      The following summarizes unaudited pro forma statement of operations information for the year ended December 31, 2000, assuming the acquisition was completed on January 1, 2000. The results are not necessarily indicative of what would have occurred had this transaction been consummated as of the beginning of the period nor of future operations of the Company:

For the year ended
December 31, 2000

(unaudited)

Revenue	$66,879

Loss before extraordinary item	$(30,882)

Loss before extraordinary item attributable to common stockholders — basic and diluted	$(1.50)