Form 10-Q
period 2001-03-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2001-05-15
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2001
OR
[ ]	THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30821

TELECOMMUNICATION SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MARYLAND (State or Other Jurisdiction of Incorporation or Organization)	52-1526369 (I.R.S. Employer Identification No.)

275 West Street, Annapolis, MD (Address of principal executive offices)	21401 (Zip Code)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Each Class:	as of May 9, 2001

Class A Common Stock, par value $0.01 per share	17,576,592
Class B Common Stock, par value $0.01 per share	10,787,671

Total Common Stock Outstanding	28,364,263

INDEX

TELECOMMUNICATION SYSTEMS, INC.

PART I. — FINANCIAL INFORMATION

Item  1. — Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,

	2001	2000

Revenue:

Network applications:

Software licenses	$3,377	$1,167

Services	5,672	2,217

Network applications	9,049	3,384

Network solutions	8,088	8,675

Total revenue	17,137	12,059

Operating costs and expenses:

Direct cost of network applications	3,165	1,578

Direct cost of network solutions	5,843	6,400

Sales and marketing	3,973	1,076

Research and development	4,101	466

General and administrative	3,611	1,915

Non-cash stock compensation expense	790	—

Depreciation and amortization of property and equipment	896	571

Amortization of software development costs	956	670

Amortization of goodwill and other intangibles	2,630	—

Write-off of acquired in-process research and development	9,700	—

Total operating costs and expenses	35,665	12,676

Loss from operations	(18,528)	(617)

Interest expense and other financing costs	(106)	(374)

Interest and other income (expense)	638	—

Loss before income taxes	(17,996)	(991)

Income tax benefit	—	383

Net loss	(17,996)	(608)

Accretion of Series A Redeemable Convertible Preferred Stock	—	(24)

Dividends on Series A Redeemable Convertible Preferred Stock	—	(200)

Net loss attributable to common stockholders	$(17,996)	$(832)

Loss per common share, basic and diluted	$(0.66)	$(0.08)

See accompanying notes.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31,	December 31,
	2001	2000

	(unaudited)

Assets

Current assets:

Cash and cash equivalents	$55,047	$66,117

Restricted cash	—	1,431

Accounts receivable	15,685	11,955

Unbilled receivables, less allowance of $158 in 2001 and 2000	10,220	6,431

Notes receivable from employees	375	381

Other current assets	1,019	1,226

Total current assets	82,346	87,541

Property and equipment, net of accumulated depreciation and amortization of $5,292 in 2001 and $4,396 in 2000	8,079	3,980

Software development costs, net of accumulated amortization of $6,134 in 2001 and $5,178 in 2000	10,495	6,657

Notes receivable from employees	1,065	1,065

Goodwill and other intangible assets, net of accumulated amortization of $2,630 in 2001	47,853	—

Other assets	823	1,107

Total assets	$150,661	$100,350

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable and accrued expenses	$10,198	$6,416

Accrued payroll and related liabilities	2,328	4,362

Deferred revenue	2,885	2,020

Notes payable to related parties	—	1,426

Current portion of long-term debt and capital lease obligations	1,609	875

Total current liabilities	17,020	15,099

Capital lease obligations, less current portion	1,518	1,102

Commitments and contingent liabilities	—	—

Stockholders’ equity:

Class A Common Stock; $0.01 par value:

Authorized shares — 225,000,000; issued and outstanding shares of 17,506,937 in 2001 and 13,707,670 in 2000	175	137

Class B Common Stock; $0.01 par value:

Authorized shares — 75,000,000; issued and outstanding shares of 10,787,671 in 2001 and 2000	108	108

Additional paid-in capital	160,350	94,418

Accumulated deficit	(28,510)	(10,514)

Total stockholders’ equity	132,123	84,149

Total liabilities and stockholders’ equity	$150,661	$100,350

See accompanying notes.

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity

(amounts in thousands, except share data)
(unaudited)

	Class A	Class B	Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	Deficit	Total

Balance at January 1, 2001	$137	$108	$94,418	$(10,514)	$84,149

Options exercised for the purchase of 148,483 shares of Class A Common Stock	1	—	238	—	239

Issuance of 3,597,520 shares of Class A Common Stock for the acquisition of Xypoint	36	—	56,625	—	56,661

Issuance of stock options to purchase 656,990 shares of Class A Common Stock for the acquisition of Xypoint	—	—	7,860	—	7,860

Issuance of 53,264 shares of Class A Common Stock for the acquisition of reachNET	1	—	409	—	410

Issuance of stock options to purchase 5,554 shares of Class A Common Stock for the acquisition of reachNET	—	—	10	—	10

Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	790	—	790

Net loss for three months ended March 31, 2001	—	—	—	(17,996)	(17,996)

Balance at March 31, 2001	$175	$108	$160,350	$(28,510)	$132,123

See accompanying notes.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)
(unaudited)

	Three months ended
	March 31,

	2001	2000

Operating activities:

Net loss	$(17,996)	$(608)

Adjustments to reconcile net loss to net cash used in operating activities:

Write-off of acquired in-process research and development	9,700	—

Amortization of goodwill and other intangibles	2,630	—

Amortization of software development costs	956	670

Depreciation and amortization of property and equipment	896	571

Amortization of debt discount	—	60

Deferred income taxes	—	(383)

Non-cash stock compensation expense	790	—

Changes in operating assets and liabilities:

Accounts receivable	(1,337)	(1,753)

Unbilled receivables	(3,789)	(303)

Other current assets	721	96

Accounts payable and accrued expenses	1,412	1,408

Accrued payroll and related liabilities	(2,185)	(1,101)

Deferred revenue	737	1,323

Net cash used in operating activities	(7,465)	(20)

Investing activities:

Purchases of property and equipment	(714)	(523)

Capitalized software development costs	(694)	(839)

Change in restricted cash	1,431	—

Acquisitions, net of cash acquired of $3,600	(3,029)	—

Change in other assets	793	(318)

Net cash used in investing activities	(2,213)	(1,680)

Financing activities:

Payment on notes payable to related parties	(1,426)	—

Proceeds from exercise of employee stock options	239	7

Payments on long-term debt	—	(419)

Payment of debt issue costs	—	(20)

Payments on capital lease obligations	(205)	(141)

Net cash used in financing activities	(1,392)	(573)

Net decrease in cash	(11,070)	(2,273)

Cash at the beginning of the period	66,117	3,257

Cash at the end of the period	$55,047	$984

See accompanying notes.

TeleCommunication Systems, Inc

Notes to Consolidated Financial Statements

March 31, 2001
(amounts in thousands, except share data)
(unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2000 annual report on Form 10-K.

2.  Loss Per Common Share

	Three months ended
	March 31,

	2001	2000

Numerator:

Net loss	$(17,996)	$(608)

Dividends on Series A Redeemable Convertible Preferred Stock	—	(200)

Accretion of Series A Redeemable Convertible Preferred Stock	—	(24)

Net loss attributable to common stockholders	$(17,996)	$(832)

Denominator:

Denominator for basic and diluted loss per common share — weighted-average shares	27,430,500	10,805,469

Loss per common share — basic and diluted	$(0.66)	$(0.08)

Basic loss per share is based upon the average number of shares of common stock outstanding during the period. Potentially dilutive securities were excluded from the computation for the three months ended March 31, 2001 and 2000 because the result would be anti-dilutive. These potentially dilutive securities consist of stock options and warrants.

3.  Supplemental Disclosure of Cash Flow Information

The Company acquired property and equipment under capital leases totaling $131 and $421 for the three months ended March 31, 2001 and 2000, respectively.

Interest paid totaled $106 and $351 for the three months ended March 31, 2001 and 2000, respectively.

TeleCommunication Systems, Inc

Notes to Financial Statements — (Continued)

4.  Segment Information

The following table sets forth information on each of the Company’s reportable segments:

	Three months ended
	March 31,

	2001	2000

Revenue:

Software licenses	$3,377	$1,167

Services	5,672	2,217

Network applications	9,049	3,384

Network solutions	8,088	8,675

Total revenue	$17,137	$12,059

Segment profit (loss):

Network applications	$(18,530)	$(1,057)

Network solutions	2	440

Total segment loss	$(18,528)	$(617)

Depreciation and amortization of property and equipment:

Network applications	$794	$297

Network solutions	102	274

Total depreciation and amortization of property and equipment	$896	$571

5.  Stock Splits

In April 2000, the Company declared a three-for-one stock split of its common stock for stockholders of record on April 5, 2000. In June 2000, the Company declared a one-for-2.92 reverse stock split of its common stock for stockholders of record on June 15, 2000 and increased the number of authorized Class A and Class B shares of common stock to 225,000,000 and 75,000,000, respectively. All share and per share data including stock option, warrant and loss per common share information has been restated in the consolidated financial statements to retroactively reflect the stock split and reverse stock split.

6.  Stock Options

During the second and third quarters of 2000, the Company granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of the Company’s Class A Common Stock at the date of grant.

For the three months ended March 31, 2001, the Company recorded $790 of non-cash stock compensation expense related to these grants. The Company expects to record future stock compensation expense of approximately $8,022 as a result of these option grants that will be recognized ratably over the vesting period of five years.

7.  Xypoint Acquisition

As discussed more fully in Note 22 to the 2000 audited financial statements, the Company completed the purchase of Xypoint Corporation (“Xypoint”) for aggregate consideration of $69,005 on January 19, 2001.

TeleCommunication Systems, Inc

Notes to Financial Statements — (Continued)

7.  Xypoint Acquisition — (continued)

Xypoint is a leading provider of enhanced 911 services to wireless carriers and has focused its business on wireless technology which identifies and makes use of information as to a wireless user’s location. The acquisition has been accounted for under the purchase method of accounting and includes a charge for in-process research and development.

Acquisition consideration:

Cash	$734

Common stock	56,661

Stock options and warrants	7,860

Acquisition costs	3,750

Total consideration	$69,005

			Annual
		Amortization	Amortization
		Life	of Intangibles

Purchase price allocation:

Tangible net assets acquired	$7,249

Intangible assets acquired:

In-process research and development	9,700

Developed technology	4,100	3 years	1,367

Workforce-in-place	1,500	3 years	500

Trade name	1,600	3 years	533

Goodwill	44,856	4 years	11,214

Total	$69,005

Pro Forma Results of Operations. The following summarizes unaudited pro forma statement of operations information for the quarter ended March 31, 2001 and 2000, assuming the acquisition of Xypoint was completed on January 1, 2000. The in-process research and development charge is excluded from the pro forma statement of operations information because the charge is non-recurring. The results are not necessarily indicative of what would have occurred had this transaction been consummated as of the beginning of the period nor of future operations of the Company:

	Three months ended
	March 31,

	2001	2000

Revenue	$17,660	$13,483

Net loss	$(9,188)	$(6,395)

Net loss attributable to common shareholders	$(9,188)	$(6,619)

Loss per common share, basic and diluted	$(0.33)	$(0.46)

7.  Derivative Financial Instruments

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and in June 2000 Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133. These Statements, which the Company adopted on January 1, 2001, provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The adoption of Statement 133 did not have a material effect on the Company’s consolidated financial statements as the Company currently does not conduct hedging activities or purchase derivative financial instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “believes,” “anticipates,” “intends,” or “expects.” For example, the statement regarding our belief as to the sufficiency of our cash position for the next twelve months is a forward-looking statement. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenue and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report depending in particular certain factors described in our filings with the Securities and Exchange Commission including, but not limited to, our ability to (i) focus our business on network application software products and related services, (ii) continue to rely on Lucent Technologies, Inc. to market and sell our network applications and for other relevant support, (iii) adapt and integrate new technology into our products, (iv) expand our business offerings in the wireless data industry, (v) capitalize on opportunities in the marketplace and the Company’s future financial results and other factors, (vi) develop software without any errors or defects and (vii) implement our sales and marketing strategies. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

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

      We were founded in 1987 and initially provided network solutions to the U.S. Department of Defense and other government customers. In 1996, we entered into a development agreement with Lucent Technologies to develop and co-own certain network application software, including Short Message Service Center. We have subsequently developed our proprietary Wireless Internet Gateway and related software and service bureau offerings to carrier and enterprise customers. Our January 2001 acquisition of Xypoint accelerated and enhanced our offerings of wireless location based messaging services.

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

	Three months ended
	March 31,

	2001	2000

	(in thousands)

Revenue:

Software licenses	$3,377	$1,167

Services	5,672	2,217

Network applications	9,049	3,384

Network solutions	8,088	8,675

Total revenue	$17,137	$12,059

Segment profit (loss):

Network applications	$(18,530)	$(1,057)

Network solutions	2	440

Total segment loss	$(18,528)	$(617)

      Total company backlog at March 31, 2001 was $ 21.0 million, an increase from $18.4 million at March 31, 2000. The backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Accordingly, a comparison of backlogs from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or future revenue. From 1989 to June 1998, we participated as a minority-owned business enterprise for federal government contracting purposes under Section 8(a) of the U.S. Small Business Act. The last of these contracts is scheduled to end during 2001. We continue to perform under contracts awarded to us under this program, and in August 2000 received a waiver of the termination of the Section 8(a) contracts with the Small Business Administration to enable us to continue to perform under those contracts following our initial public offering. We had $5.2 million of backlog under such contracts as of March 31, 2001.

      For the three months ended March 31, 2001, our aggregate revenue from various U.S. government agencies was approximately $5.0 million and revenue from our Lucent channel was approximately $3.7 million, compared to $5.9 million from the U.S. government and $1.5 million from Lucent for the same period in 2000.

  Network Applications Revenue

      We generate network applications revenue from two sources, licensing of our software products and provision of related services. The Short Message Service Center, Prepaid Wireless and Wireless Internet Gateway products have been the principal generators of software license fees. For products sold through our Lucent channel, Lucent pays us initial license fees generally equal to 50% of the revenue it generates from sales of the Short Message Service Center and Prepaid Wireless applications that we developed under the development agreement we entered into with Lucent. For sales of our Wireless Internet Gateway, Lucent pays us initial fees which we negotiate on a case by case basis and which have generally ranged between 75% and 90% of the sale value. Initial licensing fees are a function of the number of subscribers in the network where our software is deployed. As a carrier’s subscriber base increases, the carrier must purchase additional capacity under its license agreement with Lucent and we receive additional revenue. We recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software license fees billed and not recognized as revenue are included in deferred revenue.

      In April 2000, we amended our development agreement with Lucent and granted Lucent the right to incorporate Prepaid Wireless software and other intellectual property developed by us into another prepaid wireless software application which Lucent now sells. Lucent has agreed to share revenue with us from the sale of this new prepaid wireless software for the next four years. We received 50% of the revenue from Lucent’s sales of this software for the twelve months ended March 31, 2001. We will receive 25% of this revenue for the twelve months ended March 31, 2002 and 20% of this revenue for the 24 months ended March 31, 2004. We cannot predict the amount of revenue we will ultimately receive from the sale of this new prepaid wireless software application. If we sell the Prepaid Wireless software application developed under the development agreement with Lucent or any software primarily based upon it, we will split all revenue from these sales with Lucent. Additionally, we agreed to refrain from marketing Prepaid Wireless software to specified Lucent wireless carrier customers through March 31, 2001. Our license and related service revenue from the Prepaid Wireless software were approximately 4% of our network applications revenue for the three months ended March 31, 2001 and approximately 6% of our network applications revenue for the three months ended March 31, 2000. Also in April 2000, we agreed with Lucent to develop Over-The-Air, a software application which enables the activation of wireless devices from remote locations. After this software is developed and available for sale, Lucent will pay us initial license fees equal to 40% of the revenue for the first year and 50% of the revenue thereafter.

      Our network applications service revenue arises from annual maintenance fees for our packaged software products, monthly recurring service fees from our service bureau products and fees from development, implementation and maintenance of custom software. Maintenance fees on packaged software are collected in advance and recognized ratably over the annual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Service bureau revenue is generated primarily from our enhanced 9-1-1 offering. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. We recognize fixed-fee contract revenue using the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs. We recognize estimated losses under long-term contracts in their entirety upon discovery.

  Network Solutions Revenue

      We generate network solutions revenue from the design, development and deployment of complex information processing and communication systems for corporate and government enterprises. Examples of recent representative network solutions projects include work performed under our agreements with U.S. Department of State, State of Jigawa, Nigeria, AT&T Solutions Inc., and special operations units of the U.S. Department of Defense. We have an agreement with the State of Jigawa, Nigeria to build a network that will provide global Internet access, satellite communications connectivity, State-wide and local wireless Internet distribution and Internet protocol multimedia content to 26 cities within Jigawa. We deliver our Deployable Communications Systems (“DCS”) to the U.S. Department of State. The DCS system supports a worldwide network for use by the Department of State during trips abroad and throughout the United States and provides full network functionality and IP telephony capability using landlines and satellite-based technologies.

      Under our agreement with AT&T Solutions, Inc., we designed, installed and operated a global satellite communications network for a multinational bank in 1999 and 2000. Under our agreement with the Special Operations Forces of the U.S. Department of Defense, we created a system that integrates secure and non-secure radio frequency, satellite and wireline networks for data and voice communications.

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

  Direct Cost of Network Applications

      Our direct cost of network applications consists primarily of compensation, benefits and travel expenses incurred when providing our services.

  Direct Cost of Network Solutions

      Our direct cost of network solutions consists primarily of compensation, benefits, travel, purchased equipment and systems components, and the costs of third-party contractors that we engage.

  Sales and Marketing Expense

      Our sales and marketing expenses include compensation and benefits, and trade show, travel, advertising and public relations costs that are expensed as incurred. We primarily sell our network application software products through our relationship with Lucent. This sales process typically includes participation of our engineers along with Lucent in presenting our products to prospective customers. We also market our network applications and network solutions products and services by responding to requests for proposals and through our direct sales force. During the past two years, we have hired additional personnel to market our products directly to wireless carriers and enterprises. We intend to continue to expand our sales force in 2001 by hiring a significant number of new employees.

  Research and Development Expense

      Our research and development expense consists of the costs of developing software products incurred prior to establishing technological feasibility. We incur these costs to enhance existing packaged software products, enhance our service bureau offerings as well as to create new software products. These costs primarily include compensation and benefits for in-house developers, costs for third-party consultants, as well as costs associated with using third party laboratory and testing resources. We expense research and development costs as they are incurred.

  General and Administrative Expense

      General and administrative expense consists primarily of compensation and benefit costs and other costs associated with management, finance, human resources and internal information systems. These costs also include rent, utilities and other facilities costs that are expensed as incurred.

Non-Cash Stock-Based Compensation Expense

      During the second and third quarters of 2000, we granted options to purchase 885,983 shares of Class A Common Stock to employees and directors at an exercise price less than the fair market value of our Class A Common Stock at the date of grant. We will record future additional stock compensation expense of approximately $8.0 million as a result of these option grants that will be recognized ratably over the remaining vesting period. During the first quarter of 2001, we recognized approximately $0.8 million of stock compensation expense related to these grants.

  Depreciation and Amortization Expense

      Depreciation and amortization expense (other than amortization of software development costs) represents the period costs associated with our investment in computers, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful life of the assets.

  Amortization of Software Development Costs

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

  Amortization of Goodwill and Other Intangibles and In-Process Research and Development

      In connection with our acquisitions of Xypoint and reachNET during the first quarter of 2001, we recorded $47.4 million and $3.1 million of goodwill and other intangibles, respectively. We also recorded an immediate expense of $9.7 million relating to in-process research and development in connection with the Xypoint acquisition.

Results of Operations

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

      Revenue. Total revenue increased $5.1 million, or 42%, to $17.1 million in the first three months of 2001 from $12.1 million in the same period in 2000.

      Total network applications revenue increased $5.7 million, or 167%, to $9.0 million in the first three months of 2001 from $3.4 million in the same period in 2000. Network application software license revenue increased $2.2 million, or 189%, to $3.4 million in the first three months of 2001 from $1.2 million in the same period in 2000. The increase is due to the growth in our sales of Short Message Service Center and Wireless Internet Gateway software products. Network application service revenue increased $3.5 million, or 156%, to $5.7 million in the first three months of 001 from $2.2 million in the first three months of 2000. The expansion of our network application services offerings in January 2001 to include Xypoint’s service bureau offering, enhanced 911, contributed $2.8 million to network application services revenue for the first three months of 2001.

      Network solutions revenue decreased $0.6 million, or 7%, to $8.1 million for the first three months of 2001 from $8.7 million in the same period in 2000.

      Direct Cost of Revenue. Total direct cost of revenue increased $1.0 million, or 13%, to $9.0 million in first three months of 2001 from $8.0 million in the same period in 2000. As a percentage of revenue, direct cost of revenue decreased to 53% in first quarter of 2001 from 66% in the first quarter of 2000.

      Direct cost of network applications increased $1.6 million, or 101%, to $3.2 million in the first quarter of 2001 from $1.6 million for the same period in 2000. The increase in direct cost of network applications is a result of the acquisition of Xypoint and the addition of $1.1 million of costs associated with those operations. The remaining increase in direct cost of network applications is a result of the increase in personnel and other related costs to support the increase in revenue as noted above. As a percentage of related revenue, direct cost of network applications decreased from 47% in the first quarter of 2000 to 35% in the first quarter of 2001.

      Direct cost of network solutions decreased $0.6 million, or 9%, to $5.8 million in the first three months of 2001 from $6.4 million for the same period in 2000. As a percentage of related revenue, direct cost of network solutions decreased to 72% in the first quarter of 2001 from 74% in the first quarter of 2000 due to a higher mix of contracts involving less subcontractor labor.

      Sales and Marketing Expense. Sales and marketing expense increased $2.9 million, or 269%, to $4.0 million in the first quarter of 2001 from $1.1 million for the same period of 2000. Since our initial public offering we have committed significant resources to creating a comprehensive sales and marketing group. We have focused on hiring sales and marketing personnel as well as developing marketing tools, participating in trade shows and other similar activities to promote our products and services to carriers outside of the Lucent channel as well as to enterprises.

      Research and Development Expense. Research and development expense increased $3.6 million, or 780%, to $4.1 million in the first three months of 2001 from $0.5 million for the same period in 2000. The expansion of our network applications group to include Xypoint accounted for $1.3 million of the increase in research and development. We anticipate that research and development expenses will increase due to product development efforts associated with all of our initiatives, including Message Distribution Center, enhanced 911 and various web and enterprise products.

      General and Administrative Expense. General and administrative expense increased $1.7 million, or 89%, to $3.6 million in the first quarter of 2001 from $1.9 million for the same period in 2000. The increase is due to the addition of personnel in general and administrative functions and additional expenses related to the expansion of our facilities to support the increased volume of software development and other business activities, as well as our 2001 acquisition of Xypoint and additional expenses in connection with our operation as a public company.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $0.3 million, or 57%, to $0.9 million in the first three months of 2001 from $0.6 million in the first three months of 2000. The increase is primarily related to the increase in property and equipment from the Xypoint acquisition.

      Amortization of Software Development Costs. Amortization of software development costs increased to $1.0 million in the first three months of 2001 from $0.7 million for the same period in 2000. This increase is due to allocating $4.1 million of the Xypoint purchase consideration to software development costs. In the first quarter of 2001, $0.3 million of the Xypoint acquired technology was amortized. Amortization expense as a percentage of software license fees decreased to 28% in the first three months of 2001 from 57% for the same period in 2000 as a result of the increase of software license fee revenue that has been recognized in the first quarter of 2001 as compared to the first quarter of 2000.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles relating to our acquisitions of Xypoint in January 2001 and reachNET in February 2001 aggregated $2.6 million for the first three months of 2001. In connection with the Xypoint and reachNET acquisitions, we recorded goodwill of approximately $47.4 million, which is being amortized on a straight-line basis over a four year period. We also recorded $1.5 million and $1.6 million in other intangibles related to workforce-in-place and trade name in connection with the Xypoint acquisition.

      Acquired In-Process Research and Development. In January 2001, we completed the acquisition of Xypoint for aggregate consideration of $69.0 million. Xypoint is a leading provider of enhanced 911 services to wireless carriers. The transaction has been accounted for as a purchase transaction and, accordingly, the aggregate consideration was allocated to certain tangible and intangible assets and liabilities based on their respective fair market values. The excess of purchase price over the estimated fair market value of the net assets acquired was accounted for as goodwill. The amount allocated to goodwill, approximately $44.9 million, will be amortized on a straight-line basis over four years. In connection with the acquisition, we incurred a non-recurring charge to operating results of $9.7 million as a result of the write-off of in-process research and development that had not reached technological feasibility and has no alternative future use. The value assigned to the in-process research and development was determined by estimating the costs to develop such technologies into commercially viable products, estimating the resulting net cash flows from such technologies and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technologies. If these technologies are not successfully developed, our future results of operations may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

      At the acquisition date, Xypoint had six technologies under development that had not demonstrated technological feasibility. These technologies include Transaction Capability Application Part (“TCAP”) Interface, Presence & Privacy, Voice Processing System (“VPS”), NOMAD™, InfoLink™ and Gateway. The in-process technologies have no alternative use in the event that the proposed technologies do not prove to be feasible. These development efforts fall within the definition of In-Process Research and Development (“IPR&D”) contained in Statement of Financial Accounting Standard (“SFAS”) No. 2.

      TCAP Interface. The TCAP Interface technology is designed to provide intelligent call routing for wireless E9-1-1 applications. The following functions of the TCAP Interface are under development:

•	acceptance of call routing requests from wireless carriers;

•	determination of correct call routing data; and

•	submission of call routing information to the wireless carriers.

      Presence & Privacy. The Presence & Privacy technology is expected to provide information on whether the phone is on or off, where it is registered, provides “opt in/out” capabilities and provide location privacy and security for the location applications.

      Voice Processing System. The VPS technology will determine what information the user is calling to receive and provide command and control for the location and NOMAD applications. The following functions of VPS are under development:

•	invoking the InfoLink and NOMAD call flow;

•	performing automatic speech recognition; and

•	invoking location application call flow.

      NOMAD™. The NOMAD technology is designed to use the exchange servers to forward email to short message service (“SMS”) capable phones. The following functions of NOMAD are under development:

•	ability to forward SMS messages to phone;

•	conversion of email to speech;

•	ability to record replies and sending to the email originator; and

•	management of the user’s email box using voice activation controls.

      InfoLink™. It is anticipated that the InfoLink technology will allow users to make purchases by getting web-based information on demand and taking action based on the information retrieved from the user. The following functions of InfoLink are under development:

•	retrieval of the user request from VPS;

•	accessing the required data from the Internet;

•	assigning the retrieval key to the data; and

•	formatting and sending the data via SMS to the user’s phone.

      Gateway. The Gateway technology is designed to retrieve the phone status and store the user’s location privacy preference for the Presence & Privacy applications by performing the functions listed below:

•	retrieval, upon request, the phone status from the wireless carrier;

•	providing user definable location privacy preferences; and

•	providing location data upon request patterned on the user profiles.

      Also, for the NOMAD applications, the Gateway will host call flow instructions and convert text to speech by performing the following functions:

•	providing call flow on request by the VPS;

•	receiving text and converts to speech; and

•	storing converted text.

      The method used to allocate the purchase consideration to in-process research and development was the modified income approach. Under the income approach, the fair value reflects the present value of the projected free cash flows that will be generated by the in-process research and development technologies and that is attributable to the technology, if successfully completed. The modified income approach takes the income approach modified to include the following factors:

•	analysis of the stage of completion of each technology;

•	exclusion of value related to R&D yet-to-be completed as part of the ongoing in-process research and development projects; and

•	inclusion of only incremental operating cash flows attributable to the in-process research and development.

      The projected revenues used in the modified income approach are based upon revenues likely to be generated upon completion of the project and the beginning of commercial sales, as estimated by management. The projections assume that the projects will be successful and that their development and commercialization meet management’s current time schedule of project completion in 2001. The discount rate used in this analysis is an after tax rate of 36%.

      Below is a summary of the estimated stage of completion and fair value assigned to the acquired in-process research and development technologies as of the acquisition date.

	Estimated
	Stage of	Fair
	Completion	Value

TCAP Interface	47%	$1.3

Presence & Privacy	10%	0.1

VPS	60%	2.0

NOMAD™	60%	2.5

InfoLink™	60%	1.5

Gateway	60%	2.3

Total		$9.7

      Descriptions of estimates used to determine the value assigned to the in-process technologies and costs, timing and anticipated benefits of completing the development in process technologies are forward-looking statements that involve risks and uncertainties. Our actual costs and timing to complete development of the technologies and any benefits derived therefrom will depend on many factors, including our ability to complete development of the technologies successfully, to overcome remaining technical obstacles and competing technologies, to gain market acceptance, to adapt to market developments and the availability of adequate capital resources to commercialize such technologies. If we are unsuccessful in developing or commercializing these technologies, we will not achieve the benefits expected from acquiring Xypoint and would likely discontinue our operations with respect to these in-process technologies. Additionally, even if successfully completed, these technologies will require maintenance research and development after they have reached a state of technological feasibility.

      Funding for such technologies is expected to be from our remaining initial public offering proceeds and internally generated sources. We estimate $6.7 million in costs to complete the acquired in-process research and development technologies. Although we intend to complete the development of these in-process technologies and management believes in the likelihood of their feasibility, there can be no assurance that such projects will be completed successfully, or that upon completion such technologies will achieve commercial success.

      Interest Income (Expense) and Other Financing Costs. Net interest income was $0.5 million for the first three months of 2001 compared to a net interest expense of $0.4 million for the same period in 2000. Our remaining initial public offering proceeds are invested in highly-liquid cash equivalents that earn interest income. Net interest expense for the first quarter of 2000 primarily represented interest on debt. We used

$9.3 million of our initial public offering proceeds to extinguish outstanding debt during the third quarter of 2000.

      Net Loss. We incurred a net loss of $18.0 million in the first quarter of 2001 compared to a net loss of $0.6 million in the first quarter of 2000 due to the factors described above.

Liquidity and Capital Resources

      We have financed our operations and capital expenditures primarily through various lending arrangements, revenue from our operations and through our initial public offering in August 2000, which generated approximately $83.2 million of net proceeds. Our lending arrangements have provided funding through a line of credit, term notes and capital lease obligations. As of March 31, 2001, we have $55.1 million in cash and cash equivalents and working capital of $65.3 million.

      We utilized $7.5 million of cash for operations for the first three months of 2001, an increase of $7.5 million compared to the $0.02 million utilized in the same period in 2000. Earnings before non-cash charges declined from $0.3 million for the three months ended March 31, 2000 to a $3.0 loss before non-cash charges for the same period in 2001.

      The Company’s investing activities utilized $2.2 million of cash in the first three months of 2001. The Company expended $0.7 million in the first three months of 2001 for telecommunications and computer hardware. The Company also invested $0.7 million in network application software development and used $1.4 million in restricted cash to repay the note payable to our controlling stockholder.

      Our first quarter 2001 acquisitions of Xypoint and reachNET utilized $3.0 million of cash, net of cash acquired of $3.6 million. The cash payments included $2.7 million of acquisition costs for both Xypoint and reachNET, $0.7 million cash consideration for Xypoint and $0.5 million cash consideration for reachNET.

      We utilized $1.4 million of cash for financing activities in the first three months of 2001, of which $1.4 million was used to repay a note payable to our controlling shareholder.

      As of March 31, 2001, our most significant commitments consisted of obligations under non-cancelable operating leases for office space and equipment. We have commitments of approximately $3.1 million that are payable through 2003, $1.6 million of which are payable in 2001.

      We will use the net remaining proceeds from our initial public offering to continue to fund research and development activities, further expand our sales and marketing group, and for working capital and general corporate purposes.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      We have limited exposure to financial market risks, including changes in interest rates. The interest rate on our revolving line of credit facility varies depending on the lender’s prime rate. A hypothetical 100 basis point increase in the lender’s prime rate would have an immaterial annual impact on our results of operations. Our capital leases have fixed interest rates; therefore, changes in interest rates will not materially impact our results of operations. At March 31, 2001, we had cash and cash equivalents of $55.0 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would increase our net loss for the three months ended March 31, 2001 by less than $165,000, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

Part II. — OTHER INFORMATION

Item 1.  Legal Proceedings

      We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceeding arising in the ordinary course of our business.

Item 2.  Change in Securities and Use of Proceeds

      From August 7, 2000, the effective date of the Company’s Registration Statement on Form S-1, to March 31, 2001, the Company’s use of net offering proceeds was as follows:

(000s)

Net offering proceeds to issuer	$83,190

Use of proceeds:

Acquisitions	3,029

Property and equipment	2,400

Working capital	11,976

Repayment of indebtedness	10,738

Temporary investments:

Cash and cash equivalents	55,047

$83,190

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

EXHIBIT INDEX

Exhibit
Numbers		Description

2.1		Agreement and Plan of Reorganization by and among TeleCommunication Systems, Inc., Windward Acquisition Corp., and XYPOINT Corporation.*
3.1		Amended and Restated Articles of Incorporation of the Company.**
3.2		Amended and Restated Bylaws of the Company.**
10.1		A-I-Net SCN Application Development Agreement dated April 4, 1996 by and between the Company and Lucent Technologies, Inc., as amended by Modification 01 dated September 11, 1997, Modification 02 dated June 28, 1999, Modification 03 dated April 11, 2000 and Modification 04 dated April 21, 2000 and the Application Development Plan for TDMA Interim and Standard OTAF dated April 11, 2000.†**
10.2		Alliance Agreement dated November 5, 1998 by and between the Company and Lucent Technologies, Inc.†**
10.3		West Garrett Office Building Full Service Lease Agreement dated October 1, 1997 by and between the Company and West Garrett Joint Venture.**
10.4		West Street Center Office Lease Agreement dated March 8, 2000 by and between the Company and Dee Corporation.**
10.5		Lease Agreement, as amended, dated September 14, 1994 by and between Bayshore Property Corporation and the Company.**
10.6		Registration Rights Agreement dated December 14, 1999 by and among the Company and Signal Equity Partners, L.P., GE Capital Equity Investments, Inc., Finova Mezzanine Capital, Inc., Tatonka Capital Corporation, Commerce Funding Corporation and George M. Shea.**
10.7		Form of Indemnification Agreement.**‡
10.8		Assignment and Transfer of Receivables Agreement dated March 17, 1997 by and between the Company and Commerce Funding Corporation.**
10.9		General Services Administration Contract No. GS03K-96-DSD1003, as amended, dated December 21, 1995 by and among the General Services Administration and the U.S. Small Business Administration (Prime Contractor) and the Company (Subcontractor).**
10.9	(a)	Naval Surface Warfare Center Tax Orders 02, 03 and 05, as amended.**
10.9	(b)	U.S. Defense Telecommunications Service Task Order 04, as amended.**
10.9	(c)	U.S. Special Operations Command Task Order 2601, as amended.**
10.10		General Services Administration Contract No. GS-35F-4665H, as amended, dated January 20, 1998 by and between the General Services Administration and the Company.*
10.10	(a)	Joint Communication Services Delivery Orders 01 through 28, as amended.*
10.10	(b)	Space and Naval Warfare Center Task Orders 2600 and 2602 through 2608, as amended.**
10.11		Amended and Restated 1997 Stock Incentive Plan.**‡
10.12		Employee Stock Purchase Plan.**‡
10.13		Optionee Agreement dated October 1, 1997 by and between the Company and Richard A. Young.**‡
10.14		Optionee Agreement dated July 29, 1998 by and between the Company and Richard A. Young.**‡
10.15		Optionee Agreement dated October 1, 1997 by and between the Company and Drew A. Morin.**‡
10.16		Optionee Agreement dated October 1, 1997 by and between the Company and Timothy J. Lorello.**‡

Exhibit
Numbers		Description

10.17		Optionee Agreement dated July 29, 1998 by and between the Company and Timothy J. Lorello.**‡
10.18		Optionee Agreement dated October 1, 1997 by and between the Company and Thomas M. Brandt, Jr.**‡
10.19		Optionee Agreement dated July 29, 1998 by and between the Company and Thomas M. Brandt, Jr.**‡
10.20		Optionee Agreement dated April 1, 1999 by and between the Company and Thomas M. Brandt, Jr.**‡
10.21		401(k) and Profit Sharing Plan of the Company dated January 1, 1999.*‡
10.22		Shareholder to Company Loan Note dated December 10, 1999 by and between the Company and Maurice B. Tose.**‡
10.23		Promissory Note dated August 27, 1999 by and between the Company and Timothy J. Lorello.**‡
10.24		Stock Options Cancellation Agreement dated August 27, 1999 by and between the Company and Timothy J. Lorello.**‡
10.25		Consulting Agreement dated May 30, 2000 by and between the Company and The Barrett Group, Inc.**‡
10.26		Letter Agreement by and between the Company and Commerce Funding Corporation dated March 31, 1997.**
10.27		Compaq/TCS Master Agreement dated June 5, 2000 by and between the Company and Compaq Computer Corporation.**
10.28		Letter Agreement dated June 16, 2000 by and between the Company and Annapolis Partners, LLC.**‡
10.29		Lease Agreement World Trade Center West Building dated November 25, 1998 by and between XYPOINT Corporation and the Port of Seattle, a Washington municipal corporation.*
10.30		Optionee Agreements dated November 8, 2000 by and between the Company and Donald C. Hubbard, Jr.‡
10.31		Optionee Agreements dated November 8, 2000 by and between the Company and William J. Todd.‡
10.32		Optionee Agreements dated February 12, 2001 by and between the Company and Gregg Blodgett.‡
10.33	(a)	Form of Tax Loan Program Promissory Note.
10.33	(b)	Form of Tax Loan Program Pledge Agreement.
10.34		Amended and Restated Promissory Note dated February 28, 2000 by and between the Company and Timothy J. Lorello.

*	Incorporated by reference to TeleCommunication Systems, Inc.’s Registration Statement on Form S-4 (File number 333-51656).

**	Incorporation by reference to TeleCommunication Systems, Inc.’s Registration Statement on Form S-1 (Registration No. 333-35522) declared effective by the Securities and Exchange Commission on August 7, 2000.

†	Portions of these exhibits have been omitted based upon a request for confidential treatment granted by the SEC.

‡	Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

      b.  Reports on Form 8-K:

        None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2001.

TELECOMMUNICATION SYSTEMS, INC.

By	/s/ RICHARD A. YOUNG

Richard A. Young
Executive Vice-President and Chief
Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ RICHARD A. YOUNG Richard A. Young	Executive Vice-President and Chief Operating Officer	May 15, 2001
/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 15, 2001