Form 10-Q
period 2001-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2001-08-14
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

OR

[ ]	THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30821

TELECOMMUNICATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	52-1526369

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)

Incorporation or Organization)

275 West Street, Annapolis, MD	21401

(Address of principal executive offices)	(Zip Code)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Each Class:	as of August 7, 2001

Class A Common Stock, par value $0.01 per share	17,871,845

Class B Common Stock, par value $0.01 per share	10,727,571

Total Common Stock Outstanding	28,599,416

PART I
Financial Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II.
Legal Proceedings
Change in Securities and Use of Proceeds
Defaults Upon Senior Securities
Submission of Matters to a Vote of Security Holders
Other Information
Exhibits and Reports on Form 8-K
SIGNATURES

INDEX

TELECOMMUNICATION SYSTEMS, INC.

Part I. — Financial Information

Item 1. — Financial Statements

TeleCommunication Systems, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue:

Network applications:

Software licenses	$3,077	$2,245	$6,454	$3,412

Services	6,765	2,578	12,437	4,800

Network applications	9,842	4,823	18,891	8,212

Network solutions	6,426	7,681	14,514	16,351

Total revenue	16,268	12,504	33,405	24,563

Operating costs and expenses:

Direct cost of network applications	3,842	1,807	7,005	3,385

Direct cost of network solutions	4,347	5,636	10,190	12,038

Sales and marketing	4,001	1,237	7,974	2,315

Research and development	5,014	674	9,115	1,142

General and administrative	3,939	2,595	7,550	4,510

Non-cash stock compensation expense	734	158	1,524	158

Depreciation and amortization of property and equipment	1,106	517	2,002	1,088

Amortization of software development costs	1,198	672	2,154	1,342

Amortization of goodwill and other intangibles	3,218	—	5,848	—

Acquired in-process research and development	—	—	9,700	—

Total operating costs and expenses	27,399	13,296	63,062	25,978

Loss from operations	(11,131)	(792)	(29,657)	(1,415)

Interest expense and other financing costs	(153)	(430)	(259)	(804)

Interest and other income	563	—	1,201	—

Loss before income taxes	(10,721)	(1,222)	(28,715)	(2,219)

Income tax benefit	—	524	—	907

Net loss	(10,721)	(698)	(28,715)	(1,312)

Accretion of Series A Redeemable Convertible Preferred Stock	—	(24)	—	(48)

Dividends on Series A Redeemable Convertible Preferred Stock	—	(200)	—	(400)

Net loss attributable to common stockholders	$(10,721)	$(922)	$(28,715)	$(1,760)

Loss per common share, basic and diluted	$(0.38)	$(0.07)	$(1.03)	$(0.15)

See accompanying notes.

TeleCommunication Systems, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30,	December 31,
	2001	2000

Assets	(unaudited)
Current assets:

Cash and cash equivalents	$51,509	$66,117

Restricted cash	—	1,431

Accounts receivable	15,798	11,955

Unbilled receivables, less allowance of $158 in 2001 and 2000	5,473	6,431

Current portion of notes receivable from employees	375	381

Other current assets	783	1,226

Total current assets	73,938	87,541

Property and equipment, net of accumulated depreciation and amortization of $6,398 in 2001 and $4,396 in 2000	10,582	3,980

Software development costs, net of accumulated amortization of $7,332 in 2001 and $5,178 in 2000	10,448	6,657

Notes receivable from employees, less current portion	1,065	1,065

Goodwill and other intangible assets, net of accumulated amortization of $5,848 in 2001	44,576	—

Other assets	2,256	1,107

Total assets	$142,865	$100,350

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable and accrued expenses	$10,277	$6,416

Accrued payroll and related liabilities	2,402	4,362

Deferred revenue	2,761	2,020

Notes payable to related parties	—	1,426

Current portion of long-term debt and capital lease obligations	1,624	875

Total current liabilities	17,064	15,099

Capital lease obligations, less current portion	3,250	1,102

Long-term debt, less current portion	200

Commitments and contingent liabilities	—	—

Stockholders’ equity:

Class A Common Stock; $0.01 par value:

Authorized shares - 225,000,000; issued and outstanding shares of 17,829,297 in 2001 and 13,707,670 in 2000	178	137

Class B Common Stock; $0.01 par value:

Authorized shares - 75,000,000; issued and outstanding shares of 10,727,571 in 2001 and 10,787,671 in 2000	107	108

Additional paid-in capital	161,295	94,418

Accumulated deficit	(39,229)	(10,514)

Total stockholders’ equity	122,351	84,149

Total liabilities and stockholders’ equity	$142,865	$100,350

See accompanying notes.

TeleCommunication Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

	Class A	Class B	Additional
	Common	Common	Paid - In	Accumulated
	Stock	Stock	Capital	Deficit	Total

Balance at January 1, 2001	$137	$108	$94,418	$(10,514)	$84,149

Options exercised for the purchase of 410,743 shares of Class A Common Stock	3	—	449	—	452

Issuance of 3,597,520 shares of Class A Common Stock for the acquisition of Xypoint	36	—	56,625	—	56,661

Issuance of stock options to purchase 656,990 shares of Class A Common Stock for the acquisition of Xypoint	—	—	7,860	—	7,860

Issuance of 53,264 shares of Class A Common Stock for the acquisition of reachNET	1	—	409	—	410

Issuance of stock options to purchase 5,554 shares of Class A Common Stock for the acquisition of reachNET	—	—	10	—	10

Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	1,524	—	1,524

Conversion of Class B Common Stock to Class A

Common Stock - 60,100 shares	1	(1)	—	—	—

Net loss for the six months ended June 30, 2001	—	—	—	(28,715)	(28,715)

Balance at June 30, 2001	$178	$107	$161,295	$(39,229)	$122,351

See accompanying notes.

TeleCommunication Systems, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,

Operating activities:	2001	2000

Net loss	$(28,715)	$(1,312)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Acquired in-process research and development	9,700	—

Amortization of goodwill and other intangibles	5,848	—

Amortization of software development costs	2,154	1,342

Depreciation and amortization of property and equipment	2,002	1,088

Amortization of debt discount	—	174

Deferred income taxes	—	(907)

Non-cash stock compensation expense	1,524	158

Changes in operating assets and liabilities:

Accounts receivable	(1,450)	2,737

Unbilled receivables	958	(867)

Other current assets	957	14

Accounts payable and accrued expenses	1,491	865

Accrued payroll and related liabilities	(2,112)	(835)

Deferred revenue	613	735

Net cash (used in) provided by operating activities	(7,030)	3,192

Investing Activities:

Purchases of property and equipment	(2,145)	(275)

Capitalized software development costs	(1,785)	(1,752)

Change in restricted cash	1,431	—

Acquisitions, net of cash acquired of $3,600	(3,029)	—

Change in other assets	(640)	(1,049)

Proceeds from sale-lease back of equipment	258	—

Net cash used in investing activities	(5,910)	(3,076)

Financing activities:

Payment on notes payable to related parties	(1,426)	—

Proceeds from exercise of employee stock options	452	209

Proceeds from long-term debt	300	—

Payments on long-term debt	—	(943)

Payment of debt issue costs	—	(20)

Payments on capital lease obligations	(994)	(1,047)

Net cash used in financing activities	(1,668)	(1,801)

Net decrease in cash	(14,608)	(1,685)

Cash at the beginning of the period	66,117	3,257

Cash at the end of the period	$51,509	$1,572

See accompanying notes.

TeleCommunication Systems, Inc

Notes to Consolidated Financial Statements
June 30, 2001
(amounts in thousands, except share data)
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2000 Annual Report on Form 10-K.

2. Loss Per Common Share

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Numerator:

Net loss	$(10,721)	$(698)	$(28,715)	$(1,312)

Dividends on Series A Redeemable Convertible Preferred Stock	—	(200)	—	(400)

Accretion of Series A Redeemable Convertible Preferred Stock	—	(24)	—	(48)

Net loss attributable to common stockholders	$(10,721)	$(922)	$(28,715)	$(1,760)

Denominator:

Denominator for basic and diluted loss per common share — weighted-average shares	28,428,803	12,780,023	27,932,409	11,771,303

Loss per common share — basic and diluted	$(0.38)	$(0.07)	$(1.03)	$(0.15)

Basic loss per share is based upon the average number of shares of common stock outstanding during the period. Potentially dilutive securities were excluded from the computation for the three and six month periods ended June 30, 2001 and 2000 because the result would be anti-dilutive. These potentially dilutive securities consist of stock options and warrants.

3. Supplemental Disclosure of Cash Flow Information

The Company acquired property and equipment under capital leases totaling $2,178 and $622 for the three months ended June 30, 2001 and 2000, respectively, and $2,309 and $1,043 for the six months ended June 30, 2001 and 2000, respectively.

Interest paid totaled $153 and $423 for the three months ended June 30, 2001 and 2000, respectively, and $259 and $774 for the six months ended June 30, 2001 and 2000, respectively.

4. Segment Information

The following table sets forth information on each of the Company’s reportable segments:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue:

Software licenses	$3,077	$2,245	$6,454	$3,412

Services	6,765	2,578	12,437	4,800

Network applications	9,842	4,823	18,891	8,212

Network solutions	6,426	7,681	14,514	16,351

Total revenue	$16,268	$12,504	$33,405	$24,563

Segment profit (loss):

Network applications	$(10,794)	$(955)	$(29,322)	$(2,018)

Network solutions	(337)	163	(335)	603

Total segment loss	$(11,131)	$(792)	$(29,657)	$(1,415)

Depreciation and amortization of property and equipment:

Network applications	$981	$220	$1,775	$417

Network solutions	125	297	227	671

Total depreciation and amortization of property and equipment	$1,106	$517	$2,002	$1,088

5. Xypoint Acquisition

As discussed more fully in Note 22 to the 2000 audited financial statements, the Company completed the purchase of Xypoint Corporation (“Xypoint”) for aggregate consideration of $69,005 on January 19, 2001. Xypoint is a leading provider of enhanced 911 services to wireless carriers and has focused its business on wireless technology which identifies and makes use of information as to a wireless user’s location. The acquisition has been accounted for under the purchase method of accounting and included a charge for in-process research and development.

The following summarizes unaudited pro forma statement of operations information for the three and six month periods ended June 30, 2001 and 2000, assuming the acquisition of Xypoint was completed on January 1, 2000. The in-process research and development charge is excluded from the pro forma statement of operations information because the charge is non-recurring. The results are not necessarily indicative of what would have occurred had this transaction been consummated as of the beginning of the period nor of future operations of the Company:

	Three months ended		Six months ended

	June 30,		June 30,

	2001	2000	2001	2000

Revenue	$16,248	$14,248	$33,928	$27,726

Net loss	$(10,721)	$(7,451)	$(19,909)	$(13,851)

Net loss attributable to common shareholders	$(10,721)	$(7,675)	$(19,909)	$(14,299)

Loss per common share, basic and diluted	$(0.38)	$(0.47)	$(0.69)	$(0.93)

6. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease of net loss of $11,840 ($0.42 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “believes,” “anticipates,” “intends,” or “expects.” For example, the statement regarding our belief as to the sufficiency of our cash position for the next twelve months is a forward-looking statement. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenue and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report depending in particular on certain factors described in our filings with the Securities and Exchange Commission including, but not limited to, our ability to (i) focus our business on network application software products and related services, (ii) continue to rely on third parties to market and sell our network application products and for other relevant support, (iii) adapt and integrate new technology into our products, (iv) expand our business offerings in the wireless data industry, (v) capitalize on opportunities in the marketplace, (vi) develop software without any errors or defects, (vii) implement our sales and marketing strategies and (viii) conduct our operations in foreign countries. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

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

      As the demand for software applications that provide data delivery to wireless devices grows, we expect our future revenue to continue to be increasingly derived from network application software licenses and related services. We have incurred net losses in three of the past five years. We may incur further net losses in the future. For the second half of 2001, we expect our operating expenses to be slightly higher than the first six months of 2001, primarily related to research and development expenditures.

Business Overview

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

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands)
Revenue:

Software licenses	$3,077	$2,245	$6,454	$3,412

Services	6,765	2,578	12,437	4,800

Network applications	9,842	4,823	18,891	8,212

Network solutions	6,426	7,681	14,514	16,351

Total revenue	$16,268	$12,504	$33,405	$24,563

Segment profit (loss):

Network applications	$(10,794)	$(955)	$(29,322)	$(2,018)

Network solutions	(337)	163	(335)	603

Total segment loss	$(11,131)	$(792)	$(29,657)	$(1,415)

      Total company backlog at June 30, 2001 was $29.7 million, an increase from $21.2 million at June 30, 2000. The backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Accordingly, a comparison of backlogs from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or future revenue. From 1989 to June 1998, we participated as a minority-owned business enterprise for federal government contracting purposes under Section 8(a) of the U.S. Small Business Act. The last of these contracts is scheduled to end during 2001. We continue to perform under contracts awarded to us under this program, and in August 2000 received a waiver of the termination of the Section 8(a) contracts with the Small Business Administration to enable us to continue to perform under those contracts following our initial public offering. We had $3.8 million of backlog under such contracts as of June 30, 2001.

      For the six months ended June 30, 2001, our aggregate revenue from various U.S. government agencies was approximately $10.4 million and revenue from our Lucent channel was approximately $5.5 million, compared to $10.9 million from the U.S. government and $4.1 million from Lucent for the same period in 2000. For the three months ended June 30, 2001, our aggregate revenue from various U.S. government agencies was approximately $5.3 million and revenue from our Lucent channel was approximately $1.8 million, compared to $6.1 million from the U.S. government and $2.4 million from Lucent for the same period in 2000.

Network Applications Revenue

      We generate network applications revenue from two sources, licensing of our software products and provision of related services. The Short Message Service Center, Prepaid Wireless and Wireless Internet Gateway products have been the principal generators of software license fees. For products sold through our Lucent channel, Lucent pays us initial license fees generally equal to 50% of the revenue it generates from sales of the Short Message Service Center and Prepaid Wireless applications that we developed under the development agreement we entered into with Lucent. For sales of our Wireless Internet Gateway, Lucent pays us initial fees which we negotiate on a case by case basis and which have generally ranged between 75% and 90% of the sale value. Initial licensing fees are a function of the number of subscribers in the network where our software is deployed. As a carrier’s subscriber base increases, the carrier purchases additional capacity under its license agreement with Lucent and we receive additional revenue. We recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software license fees billed and not recognized as revenue are included in deferred revenue.

      In April 2000, we amended our development agreement with Lucent and granted Lucent the right to incorporate Prepaid Wireless software and other intellectual property developed by us into another prepaid wireless software application which Lucent now sells. Lucent has agreed to share revenue with us from the sale of this new prepaid wireless software for the next four years. We received 50% of the revenue from Lucent’s sales of this software for the twelve months ended March 31, 2001. We will receive 25% of this revenue for the twelve months ended March 31, 2002 and 20% of this revenue for the 24 months ended March 31, 2004. We cannot predict the amount of revenue we will ultimately receive from the sale of this new prepaid wireless software application. If we sell the Prepaid Wireless software application developed under the development agreement with Lucent or any software primarily based upon it, we will split all revenue from these sales with Lucent. Additionally, we agreed to refrain from marketing Prepaid Wireless software to specified Lucent wireless carrier customers through March 31, 2001. Our license and related service revenue from the Prepaid Wireless software was approximately 4% and 5% of our network applications revenue for the six months ended June 30, 2001 and 2000, respectively.

      Our network application service revenue arises from annual maintenance fees for our packaged software products, monthly recurring service fees from our service bureau products and fees from development, implementation and maintenance of custom software. Maintenance fees on packaged software are collected in advance and recognized ratably over the annual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Service bureau revenue is generated primarily from our enhanced 9-1-1 offering. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. We recognize fixed-fee contract revenue using the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs. We recognize estimated losses under long-term contracts in their entirety upon discovery.

Network Solutions Revenue

      We generate network solutions revenue from the design, development and deployment of complex information processing and communication systems for corporate and government enterprises. Examples of recent representative network solutions projects include work performed under our agreements with U.S. Department of State and State of Jigawa, Nigeria. We have an agreement with the State of Jigawa, Nigeria to build a network that will provide global Internet access, satellite communications connectivity, State-wide and local wireless Internet distribution and Internet protocol multimedia content to 26 cities within Jigawa. We deliver our Deployable Communications Systems (“DCS”) to the U.S. Department of State. The DCS system supports a worldwide network for use by the Department of State during trips abroad and throughout the United States and provides full network functionality and IP telephony capability using landlines and satellite-based technologies.

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

Research and Development Expense

      Our research and development expense consists of the costs of developing software products incurred prior to establishing technological feasibility. We incur these costs to enhance existing packaged software products, enhance our service bureau offerings as well as to create new software products. These costs primarily include compensation and benefits for in-house developers, costs for third-party consultants, as well as costs associated with using third-party laboratory and testing resources. We expense research and development costs as they are incurred.

General and Administrative Expense

      General and administrative expense consists primarily of compensation and benefit costs and other costs associated with management, finance, human resources and internal information systems. These costs also include rent, utilities and other facilities costs that are expensed as incurred.

Non-Cash Stock-Based Compensation Expense

      During the second and third quarters of 2000, we granted options to purchase 885,983 shares of Class A Common Stock to employees and directors at an exercise price less than the fair market value of our Class A Common Stock at the date of grant. We will record future additional stock compensation expense of approximately $7.3 million as a result of these option grants that will be recognized ratably over the remaining vesting period. During the three and six month periods ended June 30, 2001, we recognized approximately $0.7 million and $1.5 million of stock compensation expense related to these grants.

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

Results of Operations

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

      Revenue. Total revenue increased $3.8 million, or 30%, to $16.3 million in the second quarter of 2001 from $12.5 million in the same period in 2000.

      Total network applications revenue increased $5.0 million, or 104%, to $9.8 million in the three months ended June 30, 2001 from $4.8 million in the same period in 2000. Network application software license revenue increased $0.8 million, or 37%, to $3.1 million in the second quarter of 2001 from $2.2 million in the same period in 2000. The increase is due to the growth in our sales of Short Message Service Center and Wireless Internet Gateway software products. Network application service revenue increased $4.2 million, or 162%, to $6.8 million in the three months ended June 30, 2001 from $2.6 million in the three months ended June 30, 2000. The expansion of our network application services offerings in January 2001 to include Xypoint’s service bureau offering, enhanced 911, contributed $3.7 million to network application services revenue for the second quarter of 2001.

      Network solutions revenue decreased $1.3 million, or 16%, to $6.4 million for the three month period ended June 30, 2001 from $7.7 million in the same period in 2000. Second quarter revenue decreased from the prior year due to the timing of multi-month government projects, as well as lower revenue in the quarter from satellite solutions contracts.

      Direct Cost of Revenue. Total direct cost of revenue increased $0.7 million, or 10%, to $8.2 million in the second quarter of 2001 from $7.4 million in the same period in 2000. As a percentage of revenue, direct cost of revenue decreased to 50% in second quarter of 2001 from 60% in the second quarter of 2000.

      Direct cost of network applications increased $2.0 million, or 113%, to $3.8 million in the second quarter of 2001 from $1.8 million for the same period in 2000. The increase in direct cost of network applications is a result of the acquisition of Xypoint and the addition of $1.6 million of costs associated with those operations. The remaining increase in direct cost of network applications is a result of the increase in personnel and other related costs to support the increase in revenue as noted above. As a percentage of related revenue, direct cost of network applications increased from 37% in the second quarter of 2000 to 39% in the second quarter of 2001.

      Direct cost of network solutions decreased $1.3 million, or 23%, to $4.3 million in the three month period ended June 30, 2001 from $5.6 million for the same period in 2000. As a percentage of related revenue, direct cost of network solutions decreased to 68% in the second quarter of 2001 from 73% in the second quarter of 2000 due to lower direct costs associated with a particular customer.

      Sales and Marketing Expense. Sales and marketing expense increased $2.8 million, or 223%, to $4.0 million in the second quarter of 2001 from $1.2 million for the same period of 2000. Since our initial public offering we have committed significant resources to creating a comprehensive sales and marketing group. We have focused on hiring sales and marketing personnel as well as developing marketing tools, participating in trade shows and other similar activities to promote our products and services to carriers outside of the Lucent channel as well as to enterprises.

      Research and Development Expense. Research and development expense increased $4.3 million, or 644%, to $5.0 million in the three month period ended June 30, 2001 from $0.7 million for the same period in 2000. The expansion of our network applications group to include Xypoint accounted for $1.8 million of the increase in research and development. We anticipate that research and development expenses will continue to increase over the prior year due to product development efforts associated with all of our initiatives, including Message Distribution Center, enhanced 911 and various web and enterprise products.

      General and Administrative Expense. General and administrative expense increased $1.3 million, or 52%, to $3.9 million in the second quarter of 2001 from $2.6 million for the same period in 2000. The increase is due to the addition of personnel in general and administrative functions and additional expenses related to the expansion of our facilities to support the increased volume of software development and other business activities, as well as our 2001 acquisition of Xypoint and additional expenses in connection with our operation as a public company.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $0.6 million, or 114%, to $1.1 million in the three month period ended June 30, 2001 from $0.5 million in the three month period ended June 30, 2000. The increase is primarily related to the increase in property and equipment from the Xypoint acquisition.

      Amortization of Software Development Costs. Amortization of software development costs increased to $1.2 million in the three month period ended June 30, 2001 from $0.7 million for the same period in 2000. This increase is due to allocating $4.1 million of the Xypoint purchase consideration to software development costs. In the second quarter of 2001, $0.3 million of the Xypoint acquired technology was amortized. Amortization expense as a percentage of software license fees increased to 39% in the three month period ended June 30, 2001 from 30% for the same period in 2000 as a result of increased amortization expense period over period.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles relating to our acquisitions of Xypoint in January 2001 and reachNET in February 2001 aggregated $3.2 million for the three month period ended June 30, 2001. In connection with the Xypoint and reachNET acquisitions, we recorded goodwill of approximately $47.4 million, which is being amortized on a straight-line basis over a four year period. We also recorded $1.5 million and $1.6 million in other intangibles related to workforce-in-place and trade name in connection with the Xypoint acquisition.

      Interest Income (Expense) and Other Financing Costs. Net interest income was $0.4 million for the three months ended June 30, 2001 compared to a net interest expense of $0.4 million for the same period in 2000. Our remaining initial public offering proceeds are invested in highly-liquid cash equivalents that earn interest income. Net interest expense for the second quarter of 2000 primarily represented interest on debt. We used $9.3 million of our initial public offering proceeds to extinguish outstanding debt during the third quarter of 2000.

      Net Loss. We incurred a net loss of $10.7 million in the second quarter of 2001 compared to a net loss of $0.9 million in the second quarter of 2000 due to the factors described above.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

      Revenue. Total revenue increased $8.8 million, or 36%, to $33.4 million in the first half of 2001 from $24.6 million in the same period in 2000.

      Total network applications revenue increased $10.7 million, or 130%, to $18.9 million in the six month period ended June 30, 2001 from $8.2 million in the same period in 2000. Network application software license revenue increased $3.0 million, or 89%, to $6.5 million in the first six months of 2001 from $3.4 million in the same period in 2000. The increase is due to the growth in our sales of Short Message Service Center and Wireless Internet Gateway software products. Network application service revenue increased $7.6 million, or 159%, to $12.4 million in the first six months of 2001 from $4.8 million in the first six months of 2000. The expansion of our network application services offerings in January 2001 to include Xypoint’s service bureau offering, enhanced 911, contributed $6.5 million to network application services revenue for the first six months of 2001.

      Network solutions revenue decreased $1.8 million, or 11%, to $14.5 million for the first six months of 2001 from $16.4 million in the same period in 2000. Revenue in the first six months of 2001 was lower than in the same period in 2000 due to the timing of multi-month government projects.

      Direct Cost of Revenue. Total direct cost of revenue increased $1.8 million, or 11%, to $17.2 million in first six months of 2001 from $15.4 million in the same period in 2000. As a percentage of revenue, direct cost of revenue decreased to 51% in the first six months of 2001 from 63% in the first half of 2000.

      Direct cost of network applications increased $3.6 million, or 107%, to $7.0 million in the first quarter of 2001 from $3.4 million for the same period in 2000. The increase in direct cost of network applications is a result of the acquisition of Xypoint and the addition of $2.7 million of costs associated with those operations. The remaining increase in direct cost of network applications is a result of the increase in personnel and other related costs to support the increase in revenue as noted above. As a percentage of related revenue, direct cost of network applications decreased from 41% in the first six months of 2000 compared to 37% in the first six months of 2001.

      Direct cost of network solutions decreased $1.8 million, or 15%, to $10.2 million in the first six months of 2001 from $12.0 million for the same period in 2000. As a percentage of related revenue, direct cost of network solutions decreased to 70% in the first half of 2001 from 74% in the same period of 2000 due to a higher mix of contracts involving less subcontractor labor and lower direct costs associated with a particular customer.

      Sales and Marketing Expense. Sales and marketing expense increased $5.7 million, or 244%, to $8.0 million in the first half of 2001 from $2.3 million for the same period of 2000. Since our initial public offering we have committed significant resources to creating a comprehensive sales and marketing group. We have focused on hiring sales and marketing personnel as well as developing marketing tools, participating in trade shows and other similar activities to promote our products and services to carriers outside of the Lucent channel as well as to enterprises.

      Research and Development Expense. Research and development expense increased $8.0 million, or 698%, to $9.1 million in the first six months of 2001 from $1.1 million for the same period in 2000. The expansion of our network applications group to include Xypoint accounted for $3.1 million of the increase in research and development. We anticipate that research and development expenses will continue to increase over the prior year due to product development efforts associated with all of our initiatives, including Message Distribution Center, enhanced 911 and various web and enterprise products.

      General and Administrative Expense. General and administrative expense increased $3.0 million, or 67%, to $7.6 million in the six months ended June 30, 2001 from $4.5 million for the same period in 2000. The increase is due to the addition of personnel in general and administrative functions and additional expenses related to the expansion of our facilities to support the increased volume of software development and other business activities, as well as our 2001 acquisition of Xypoint and additional expenses in connection with our operation as a public company.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $0.9 million, or 84%, to $2.0 million in the six months ended June 30, 2001 from $1.1 million for the same period in 2000. The increase is primarily related to the increase in property and equipment from the Xypoint acquisition.

      Amortization of Software Development Costs. Amortization of software development costs increased to $2.2 million in the first six months of 2001 from $1.3 million for the same period in 2000. This increase is due to allocating $4.1 million of the Xypoint purchase consideration to software development costs. In the first half of 2001, $0.6 million of the Xypoint acquired technology was amortized. Amortization expense as a percentage of software license fees decreased to 33% in the first six months of 2001 from 39% for the same period in 2000 as a result of the increase of software license fee revenue that has been recognized in the half of 2001 as compared to the same period in 2000.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles relating to our acquisitions of Xypoint in January 2001 and reachNET in February 2001 aggregated $5.8 million for the six months ended June 30, 2001. In connection with the Xypoint and reachNET acquisitions, we recorded goodwill of approximately $47.4 million, which is being amortized on a straight-line basis over a four year period. We also recorded $1.5 million and $1.6 million in other intangibles related to workforce-in-place and trade name in connection with the Xypoint acquisition.

      Acquired In-Process Research and Development. In January 2001, we completed the acquisition of Xypoint for aggregate consideration of $69.0 million. Xypoint is a leading provider of enhanced 911 services to wireless carriers. The transaction has been accounted for as a purchase transaction and, accordingly, the aggregate consideration was allocated to certain tangible and intangible assets and liabilities based on their respective fair market values with the excess being accounted for as goodwill. The amount allocated to goodwill, approximately $44.9 million, will be amortized on a straight-line basis over four years. In connection with the acquisition, we incurred a non-recurring charge to operating results of $9.7 million as a result of the write-off of in-process research and development that had not reached technological feasibility and has no alternative future use. The value assigned to in-process research and development was determined by estimating the costs to develop such technologies into commercially viable products, estimating the resulting net cash flows from such technologies and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technologies. If these technologies are not successfully developed, our future results of operations may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

      Below is a summary of the estimated stage of completion and fair value assigned to the acquired in-process research and development technologies as of the acquisition date.

		Fair
	Estimated	Value
	Stage of
	Completion	(in millions)

Transaction Capability Application Part (“TCAP”) Interface	47%	$1.3

Presence & Privacy	10%	0.1

Voice Processing System	60%	2.0

NOMAD(TM)	60%	2.5

InfoLink(TM)	60%	1.5

Gateway	60%	2.3

Total		$9.7

      As of June 30, 2001, additional progress had been achieved on each of the six technologies that were underway as of the acquisition. In general, we believe that these research and development projects are on track with our plans at the time the acquisition occurred. Through June 30, 2001, no significant adjustments have been made in the economic assumptions or expectations that underlie our acquisition decision and related purchase accounting.

      Descriptions of estimates used to determine the value assigned to the in-process technologies and costs, timing and anticipated benefits of completing the development of process technologies are forward-looking statements that involve risks and uncertainties. Our actual costs and timing to complete development of the technologies and any benefits derived therefrom will depend on many factors, including our ability to complete development of the technologies successfully, to overcome remaining technical obstacles and competing technologies, to gain market acceptance, to adapt to market developments and the availability of adequate capital resources to commercialize such technologies. If we are unsuccessful in developing or commercializing these technologies, we will not achieve the benefits expected from acquiring Xypoint and would likely discontinue our operations with respect to these in-process technologies. Additionally, even if successfully completed, these technologies will require maintenance research and development after they have reached a state of technological feasibility.

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

      Interest Income (Expense) and Other Financing Costs. Net interest income was $0.9 million for the first half of 2001 compared to a net interest expense of $0.8 million for the same period in 2000. Our remaining initial public offering proceeds are invested in highly-liquid cash equivalents that earn interest income. Net interest expense for the first quarter of 2000 primarily represented interest on debt. We used $9.3 million of our initial public offering proceeds to extinguish outstanding debt during the third quarter of 2000.

      Net Loss. We incurred a net loss of $28.7 million in the first six months of 2001 compared to a net loss of $1.8 million in the first half of 2000 due to the factors described above.

Future Assessment of Recoverability and Impairment of Goodwill

      In connection with our acquisition of Xypoint and reachNET, we recorded goodwill, which we are amortizing on a straight-line basis over 4 years. These are the periods during which we estimate we will benefit from this goodwill. At June 30, 2001, unamortized goodwill was $44.6 million, or 31.2% of our total assets and 36.4% of our stockholders’ equity. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. We have determined the period for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability, growth trends of the acquired companies and the relative lengths of time these companies have been in existence.

      Management periodically reviews the carrying value and recoverability of our unamortized goodwill. If the facts and circumstances suggest that the goodwill may be impaired, the carrying value of goodwill would be adjusted. This would result in an immediate charge against income during the period of the adjustment and/or a shortening of the length of the remaining amortization period, which would result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. If we adjust goodwill, we cannot assure you that we will not have to make further adjustments for impairment and recoverability in future periods. The most significant of the factors we will consider in determining whether goodwill is impaired will be losses from operations; loss of customers; and industry developments such as our inability to maintain market share, the development of competitive products or services or imposition of additional regulatory requirements.

Liquidity and Capital Resources

      We have financed our operations and capital expenditures primarily through various lending arrangements, revenue from our operations and through our initial public offering in August 2000, which generated approximately $83.2 million of net proceeds. Our lending arrangements have provided funding through a line of credit, term notes and capital lease obligations. As of June 30, 2001, we had $51.5 million in cash and cash equivalents and working capital of $56.9 million.

      We utilized $7.0 million of cash for operations for the first six months of 2001, an increase of $10.2 million compared to the $3.2 million provided by operations in the same period in 2000. Earnings before non-cash charges declined from $0.5 million for the six months ended June 30, 2000 to a $7.5 million loss before non-cash charges for the same period in 2001.

      The Company’s investing activities utilized $5.9 million of cash in the first six months of 2001. The Company expended $2.1 million in the first six months of 2001 for telecommunications and computer hardware. The Company also invested $1.8 million in network application software development and used $1.4 million in restricted cash to repay the note payable to our controlling stockholder.

      Our first quarter 2001 acquisitions of Xypoint and reachNET utilized $3.0 million of cash, net of cash acquired of $3.6 million. The cash payments included $2.7 million of acquisition costs for both Xypoint and reachNET, $0.7 million cash consideration for Xypoint and $0.5 million cash consideration for reachNET.

      We utilized $1.7 million of cash for financing activities in the first six months of 2001, of which $1.4 million was used to repay a note payable to our controlling shareholder. Payments on capital lease obligations of $1.0 million were offset by proceeds from the exercise of employee stock options of $0.5 million.

      As of June 30, 2001, our most significant commitments consisted of obligations under non-cancelable operating leases for office space and equipment. We have commitments of approximately $5.6 million that are payable through 2005, $1.4 million of which are payable in 2001.

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

Pending Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in a decrease of net loss of $11.8 million ($0.42 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We have limited exposure to financial market risks, including changes in interest rates. The interest rate on our revolving line of credit facility varies depending on the lender’s prime rate. A hypothetical 100 basis point increase in the lender’s prime rate would have an immaterial annual impact on our results of operations. Our capital leases have fixed interest rates; therefore, changes in interest rates will not materially impact our results of operations. At June 30, 2001, we had cash and cash equivalents of $51.5 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would increase our net loss for the three and six month periods ended June 30, 2001 by less than $137,000 and $302,000 respectively, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

Part II. — OTHER INFORMATION

Item 1. Legal Proceedings

      We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceeding arising in the ordinary course of our business.

Item 2. Change in Securities and Use of Proceeds

      From August 7, 2000, the effective date of the Company’s Registration Statement on Form S-1, to June 30, 2001, the Company’s use of net offering proceeds was as follows:

(000s)
Net offering proceeds to issuer	$83,190

Use of proceeds:

Acquisitions	3,029

Property and equipment	3,814

Working capital	14,100

Repayment of indebtedness	10,738

Temporary investments:

Cash and cash equivalents	51,509

$83,190

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

On June 19, 2001, we held our Annual Meeting of Stockholders. Three matters were submitted to the stockholders for consideration:

1.	election of seven Directors (being all of our Directors);

2.	ratification of the selection of Ernst & Young LLP as our independent public accountants for the fiscal year ending December 31, 2001; and

3.	a proposal to approve the Second Amended and Restated 1997 Stock Incentive Plan, increasing the shares available under the plan from 8,904,110 to 11,904,110.

1.	Election of seven Directors

	For	%	Withheld	%

Maurice B. Tosé	40,722,807	82	1,673,972	3

Clyde A. Heintzelman	42,436,007	85	10,722	—

Andrew C. Barrett	42,436,007	85	10,722	—

Richard A. Kozak	42,436,007	85	10,722	—

Weldon H. Latham	42,436,007	85	10,722	—

Byron F. Marchant	41,614,753	83	832,026	2

Daniel Tseung	42,436,007	85	10,722	—

2.	Ratification of the selection of Ernst & Young LLP as our independent public accountants for the fiscal year ending December 31, 2001.

For	42,389,610

Against	55,144

Withheld	2,025

3.	Proposal to approve the Second Amended and Restated 1997 Stock Incentive Plan; increasing the shares available under the plan from 8,904,110 to 11,904,110.

For	37,756,513

Against	1,937,744

Withheld	59,964

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      a. Exhibits:   None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2001.

TELECOMMUNICATION SYSTEMS, INC. By /s/ RICHARD A. YOUNG Richard A. Young Executive Vice-President and Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ RICHARD A. YOUNG Richard A. Young	Executive Vice-President and Chief Operating Officer	August 14, 2001

/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 14, 2001