Form 10-Q
period 2001-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2001-11-14
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days: Yes [ X ]     No [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Each Class:	as of November 7, 2001

Class A Common Stock, par value $0.01 per share	17,979,038

Class B Common Stock, par value $0.01 per share	10,727,571

Total Common Stock Outstanding	28,706,609

INDEX

TELECOMMUNICATION SYSTEMS, INC.

PART I. — FINANCIAL INFORMATION

Item 1.  Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue:

Network applications:

Software licenses	$1,467	$2,956	$7,921	$6,368

Services	7,988	3,576	20,425	8,376

Network applications	9,455	6,532	28,346	14,744

Network solutions	8,604	9,880	23,118	26,231

Total revenue	18,059	16,412	51,464	40,975

Operating costs and expenses:

Direct cost of network applications	4,096	3,160	11,103	6,545

Direct cost of network solutions	7,004	7,876	17,194	19,914

Research and development	4,935	1,569	14,050	2,711

Sales and marketing	3,161	2,118	11,135	4,433

General and administrative	3,435	3,082	10,985	7,592

Non-cash stock compensation expense	536	683	2,060	841

Depreciation and amortization of property and equipment	1,255	674	3,257	1,762

Amortization of software development costs	1,407	826	3,561	2,168

Amortization of goodwill and other intangibles	3,240	—	9,088	—

Acquired in-process research and development	—	—	9,700	—

Impairment of goodwill and other intangibles	43,000	—	43,000	—

Total operating costs and expenses	72,069	19,988	135,133	45,966

Loss from operations before extraordinary item	(54,010)	(3,576)	(83,669)	(4,991)

Interest expense and other financing costs	(191)	—	(450)	(804)

Interest and other income	356	332	1,557	332

Loss before income taxes and extraordinary item	(53,845)	(3,244)	(82,562)	(5,463)

Income tax benefit	—	1,233	—	2,140

Loss before extraordinary item	(53,845)	(2,011)	(82,562)	(3,323)

Extraordinary item — loss on early extinguishment of debt, net of tax benefit of $133	—	(219)	—	(219)

Net loss	(53,845)	(2,230)	(82,562)	(3,542)

Accretion of Series A Redeemable Convertible Preferred Stock	—	(10)	—	(58)

Dividends on Series A Redeemable Convertible Preferred Stock	—	(83)	—	(482)

Net loss attributable to common stockholders	$(53,845)	$(2,323)	$(82,562)	$(4,082)

Loss per common share before extraordinary item, basic and diluted	$(1.88)	$(0.11)	$(2.93)	$(0.27)

Loss per common share, basic and diluted	$(1.88)	$(0.12)	$(2.93)	$(0.28)

See accompanying notes.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 30,	December 31,
	2001	2000

	(unaudited)

Assets

Current assets:

Cash and cash equivalents	$44,531	$66,117

Restricted cash	—	1,431

Accounts receivable	17,797	11,955

Unbilled receivables, less allowance of $158 in 2001 and 2000	3,385	6,431

Current portion of notes receivable from employees	3,295	381

Other current assets	1,546	1,226

Total current assets	70,554	87,541

Property and equipment, net of accumulated depreciation and amortization of $7,653 in 2001 and $4,396 in 2000	10,841	3,980

Software development costs, net of accumulated amortization of $7,006 in 2001 and $5,178 in 2000	7,208	6,657

Intangible assets, net of accumulated amortization of $377 in 2001	1,223	—

Notes receivable from employees, less current portion	1,065	1,065

Other assets	4,071	1,107

Total assets	$94,962	$100,350

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable and accrued expenses	$13,685	6,416

Accrued payroll and related liabilities	3,448	4,362

Deferred revenue	2,506	2,020

Note payable to related party	—	1,426

Current portion of note payable	100

Current portion of capital lease obligations	2,443	875

Total current liabilities	22,182	15,099

Note payable, less current portion	200	—

Capital lease obligations, less current portion	3,461	1,102

Commitments and contingent liabilities	—	—

Stockholders’ equity:

Class A Common Stock; $0.01 par value:

Authorized shares — 225,000,000; issued and outstanding shares of 17,922,204 in 2001 and 13,707,670 in 2000	179	137

Class B Common Stock; $0.01 par value:

Authorized shares — 75,000,000; issued and outstanding shares of 10,727,571 in 2001 and 10,787,671 in 2000	107	108

Additional paid-in capital	161,909	94,418

Accumulated deficit	(93,076)	(10,514)

Total stockholders’ equity	69,119	84,149

Total liabilities and stockholders’ equity	$94,962	$100,350

See accompanying notes.

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity

(amounts in thousands, except share data)
(unaudited)

	Class A	Class B	Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	Deficit	Total

Balance at January 1, 2001	$137	$108	$94,418	$(10,514)	$84,149

Options exercised for the purchase of 503,650 shares of Class A Common Stock	4	—	527	—	531

Issuance of 3,597,520 shares of Class A Common Stock for the acquisition of Xypoint	36	—	56,625	—	56,661

Issuance of stock options to purchase 656,990 shares of Class A Common Stock for the acquisition of Xypoint	—	—	7,860	—	7,860

Issuance of 53,264 shares of Class A Common Stock for the acquisition of reachNET	1	—	409	—	410

Issuance of stock options to purchase 5,554 shares of Class A Common Stock for the acquisition of reachNET	—	—	10	—	10

Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	2,060	—	2,060

Conversion of Class B Common Stock to Class A Common Stock — 60,100 shares	1	(1)	—	—	—

Net loss for the nine months ended September 30, 2001	—	—	—	(82,562)	(82,562)

Balance at September 30, 2001	$179	$107	$161,909	$(93,076)	$69,119

See accompanying notes.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)
(unaudited)

	Nine months ended
	September 30,

	2001	2000

Operating activities:

Net loss	$(82,562)	$(3,542)

Adjustments to reconcile net loss to net cash used in operating activities:

Acquired in-process research and development	9,700	—

Impairment of goodwill and other intangibles	43,000	—

Amortization of goodwill and other intangibles	9,088	—

Amortization of software development costs	3,561	2,168

Depreciation and amortization of property and equipment	3,257	1,762

Extraordinary item — loss on early extinguishment of debt	—	352

Amortization of debt discount	—	204

Deferred income taxes	—	(2,273)

Non-cash stock compensation expense	2,060	841

Changes in operating assets and liabilities:

Accounts receivable	(3,449)	(2,040)

Unbilled receivables	3,046	(2,886)

Other current assets	188	(1,785)

Accounts payable and accrued expenses	4,899	2,361

Accrued payroll and related liabilities	(1,065)	(649)

Deferred revenue	358	320

Net cash used in operating activities	(7,919)	(5,167)

Investing activities:

Purchases of property and equipment	(2,149)	(1,129)

Capitalized software development costs	(2,730)	(1,694)

Change in restricted cash	1,431	—

Acquisitions, net of cash acquired of $3,600	(3,029)	—

Loans to employees	(2,914)	—

Change in other assets	(2,455)	(151)

Net cash used in investing activities	(11,846)	(2,974)

Financing activities:

Proceeds from initial public offering of stock	—	83,108

Proceeds from line of credit	—	1,582

Payments on line of credit	—	(1,582)

Payments on capital lease obligations	(1,484)	(1,869)

Payment on notes payable to related parties	(1,426)	—

Proceeds from exercise of employee stock options	531	415

Proceeds from note payable	300	—

Payments on long-term debt	—	(8,394)

Payment of debt issue costs	—	(20)

Preferred stock dividend	—	(482)

Proceeds from sale-leaseback of equipment	258	—

Net cash (used in) provided by financing activities	(1,821)	72,758

Net (decrease) increase in cash	(21,586)	64,617

Cash at the beginning of the period	66,117	3,257

Cash at the end of the period	$44,531	$67,874

See accompanying notes.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

September 30, 2001
(amounts in thousands, except share data)
(unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2000 Annual Report on Form 10-K.

2.  Loss Per Common Share

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator:

Loss before extraordinary item	$(53,845)	$(2,011)	$(82,562)	$(3,323)

Extraordinary item, net of taxes	—	(219)	—	(219)

Net loss	$(53,845)	$(2,230)	$(82,562)	$(3,542)

Accretion of Series A Redeemable Convertible Preferred Stock	—	(10)	—	(58)

Dividends on Series A Redeemable Convertible Preferred Stock	—	(83)	—	(482)

Net loss attributable to common stockholders	$(53,845)	$(2,323)	$(82,562)	$(4,082)

Net loss attributable to common stockholders before extraordinary item	$(53,845)	$(2,104)	$(82,562)	$(3,863)

Denominator:

Denominator for basic and diluted loss per common share — weighted-average shares	28,607,646	19,712,101	28,159,961	14,447,323

Loss per common share before extraordinary item – basic and diluted	$(1.88)	$(0.11)	$(2.93)	$(0.27)

Loss per common share — basic and diluted	$(1.88)	$(0.12)	$(2.93)	$(0.28)

Basic loss per share is based upon the average number of shares of common stock outstanding during the period. Potentially dilutive securities were excluded from the computation for the three and nine-month periods ended September 30, 2001 and 2000 because the result would be anti-dilutive. These potentially dilutive securities consist of stock options and warrants.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.  Supplemental Disclosure of Cash Flow Information

The Company acquired property and equipment under capital leases totaling $1,432 and $286 for the three months ended September 30, 2001 and 2000, respectively, and $3,741 and $1,329 for the nine months ended September 30, 2001 and 2000, respectively.

Interest paid totaled $191 and $636 for the three months ended September 30, 2001 and 2000, respectively, and $450 and $1,410 for the nine months ended September 30, 2001 and 2000, respectively.

4.  Segment Information

The following table sets forth information on each of the Company’s reportable segments:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue:

Software licenses	$1,467	$2,956	$7,921	$6,368

Services	7,988	3,576	20,425	8,376

Network applications	9,455	6,532	28,346	14,744

Network solutions	8,604	9,880	23,118	26,231

Total revenue	$18,059	$16,412	$51,464	$40,975

Segment profit (loss):

Network applications	$(10,642)	$(3,302)	$(39,966)	$(5,296)

Network solutions	(368)	(274)	(703)	305

Total segment loss	$(11,010)	$(3,576)	$(40,669)	$(4,991)

Depreciation and amortization of property and equipment:

Network applications	$1,101	$311	$2,876	$728

Network solutions	154	363	381	1,034

Total depreciation and amortization of property and equipment	$1,255	$674	$3,257	$1,762

A reconciliation of segment profit and loss for both segments to loss from operations before extraordinary item is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Total segment loss	$(11,010)	$(3,576)	$(40,669)	$(4,991)

Impairment of goodwill and other intangibles	(43,000)	—	(43,000)	—

Loss from operations before extraordinary item	$(54,010)	$(3,576)	$(83,669)	$(4,991)

5.  Xypoint Acquisition

As discussed more fully in Note 22 to the 2000 audited financial statements, the Company completed the purchase of Xypoint Corporation (“Xypoint”) for aggregate consideration of $69,129 January 19, 2001. Xypoint is a leading provider of enhanced 911 services to wireless carriers and has focused its business on wireless technology which identifies and makes use of information as to a wireless user’s location. The

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.  Xypoint Acquisition — (continued)

acquisition has been accounted for under the purchase method of accounting and included a charge for in- process research and development.

The following summarizes unaudited pro forma statement of operations information for the three and nine month periods ended September 30, 2001 and 2000, assuming the acquisition of Xypoint was completed on January 1, 2000. The in-process research and development charge and the impairment charges related to goodwill and other intangibles have been excluded from the pro forma statement of operations information because these charges are non-recurring. The results are not necessarily indicative of what would have occurred had this transaction been consummated as of the beginning of the period nor of future operations of the Company:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	$18,059	$18,798	$51,987	$46,524

Net loss	$(10,845)	$(8,407)	$(30,754)	$(22,258)

Net loss attributable to common shareholders	$(10,845)	$(8,500)	$(30,754)	$(22,799)

Loss per common share, basic and diluted	$(0.38)	$(0.36)	$(1.06)	$(1.26)

6.  Notes Receivable from Employees

As of September 30, 2001 loans due from employees totaled $4,360. These loans bear interest at rates ranging from 6.00% to 7.50% and are due in various installments over 12 to 60 months. During the third quarter of 2001, the Company loaned $2,500 to the President and Chief Executive Officer of the Company. The loans are collateralized by securities of the Company owned by the employees and stock options granted to the employees.

7.  Impairment of Goodwill and Other Intangible Assets

In connection with the acquisition of Xypoint and reachNET in the first quarter 2001, the Company recorded goodwill and other intangible assets of approximately $54,720. The Company also immediately expensed $9,700 as acquired in-process technology upon completion of the Xypoint acquisition. Goodwill and other intangible assets are presented at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the assets, which is four years for goodwill and three years for other intangible assets. Amortization of goodwill and other intangibles for the three and nine month periods ended September 30, 2001 was $3,240 and $9,088, respectively. At each balance sheet date the Company assesses the value of recorded intangible assets for possible impairment based upon a number of factors including the undiscounted value of expected future operating cash flows.

During the quarter ended September 30, 2001, the Company performed an impairment assessment of the identifiable intangibles and goodwill recorded upon the acquisitions of Xypoint and reachNET. The assessment was performed as a result of the decision by management to discontinue the further development of certain products acquired in the acquisitions and current competitive influences related to these businesses. Based on these factors, the Company determined that the goodwill and other intangible assets may have become impaired as of September 30, 2001. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company performed an undiscounted cash flow analysis of these acquisitions to determine whether an impairment existed. Because the undiscounted cash flows for an acquired company was less than the carrying value of the net assets, management determined fair value of the acquired business using a discounted cash flow analysis which is management’s best estimate of the expected future cash flows of each acquired business.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.  Impairment of Goodwill and Other Intangible Assets — (continued)

As a result of its review, management determined that the carrying value of goodwill and certain other intangible assets related to its acquisitions were not fully recoverable. Accordingly, at September 30, 2001, the Company recorded an impairment charge of $43,000, which represents the difference between the carrying value and estimated fair value of its goodwill and other intangible assets. The remaining identifiable intangible assets of approximately $1,636 consist of developed technology and trade name acquired in the Xypoint acquisition which will continue to be amortized over the remaining useful life of 27 months.

8.  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement will not have an effect on net loss since the Company recorded an impairment charge for all of its acquired goodwill in the quarter ended September 30, 2001. During 2002, the Company will perform the first of the required impairment tests on the remaining identifiable intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. The Company will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002. The Company will perform an evaluation of the impairment of its long-lived assets as of January 1, 2002 and has not yet determined what effect the evaluation will have on the earnings and financial impact of the Company.

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

Company Background

      We are a developer and a licensor of Network Application Software Products that enable the delivery of Internet content, short messages, and enhanced communication services to a wide variety of wireless devices, including phones, two-way pagers and personal digital assistants. We also provide Network Application Services, which include enhanced wireless 911 via carrier grade network operations centers, as well as the maintenance of our software and development of custom software applications. Our service bureau model allows customers to acquire use of our software functionality through network connections to and from our facilities and to pay us based on usage volume. Our Network Solutions group designs and installs wireless and wireline networks, deployable systems for portable high speed, satellite, and internet protocol networks and communications systems for corporate and government customers.

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

      As the demand for software applications that provide location, presence, privacy, call control, and messaging functions via wireless devices grows, we expect our future revenue to continue to be increasingly derived from network application software licenses and related services. We have incurred net losses in three of the past five years. We may incur further net losses in the future.

Business Overview

      We manage our business in two segments, network applications and network solutions. Our network applications segment consists of the development and licensing of software products and related services. Our network solutions segment includes the design, development and deployment of complex information processing and communication systems and related services. The following table sets forth information on each of our segments:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands)

Revenue:

Software licenses	$1,467	$2,956	$7,921	$6,368

Services	7,988	3,576	20,425	8,376

Network applications	9,455	6,532	28,346	14,744

Network solutions	8,604	9,880	23,118	26,231

Total revenue	$18,059	$16,412	$51,464	$40,975

Segment profit (loss):

Network applications	$(10,642)	$(3,302)	$(39,966)	$(5,296)

Network solutions	(368)	(274)	(703)	305

Total segment loss	$(11,010)	$(3,576)	$(40,669)	$(4,991)

Depreciation and amortization of property and equipment:

Network applications	$1,101	$311	$2,876	$728

Network solutions	154	363	381	1,034

Total depreciation and amortization of property and equipment	$1,255	$674	$3,257	$1,762

      A reconciliation of segment profit and loss for both segments to loss from operations before extraordinary item is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Total segment loss	$(11,010)	$(3,576)	$(40,669)	$(4,991)

Impairment of goodwill and other intangibles	(43,000)	—	(43,000)	—

Loss from operations before extraordinary item	$(54,010)	$(3,576)	$(83,669)	$(4,991)

      Total company backlog at September 30, 2001 was $25.1 million compared to $28.3 million at September 30, 2000. The backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Accordingly, a comparison of backlogs from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or future revenue.

      For the nine months ended September 30, 2001, our aggregate revenue from various U.S. government agencies was approximately $13.9 million and revenue from our Lucent channel was approximately $7.0 million, compared to $17.0 million from the U.S. government and $8.9 million from Lucent for the same period in 2000. For the three months ended September 30, 2001, our aggregate revenue from various U.S. government agencies was approximately $3.6 million and revenue from our Lucent channel was approximately $1.5 million, compared to $6.1 million from the U.S. government and $4.8 million from Lucent for the same period in 2000.

  Network Applications Revenue

      We generate network applications revenue from licensing of our software products and related services. The Wireless Internet Gateway, Short Message Service Center and Prepaid Wireless have been the principal generators of software license fees. For sales of our Wireless Internet Gateway, Lucent pays us initial license fees which we negotiate on a case by case basis and which have generally ranged between 75% and 90% of the sale value. For products sold through our Lucent channel, Lucent pays us initial license fees generally equal to 50% of the revenue it generates from sales of the Short Message Service Center and Prepaid Wireless applications that we developed under the development agreement we entered into. Licensing fees are usually a function of the number of subscribers in the network where our software is deployed. As a carrier’s subscriber base increases, the carrier purchases additional capacity under its license agreement with Lucent and we receive additional revenue. We recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software license fees billed and not recognized as revenue are included in deferred revenue.

      In April 2000, we amended our development agreement with Lucent and granted Lucent the right to incorporate Prepaid Wireless software and other intellectual property developed by us into another prepaid wireless software application which Lucent now sells. Lucent agreed to share revenue with us from the sale of this new prepaid wireless software for the next four years. We received 50% of the revenue from Lucent’s sales of this software for the twelve months ended March 31, 2001. We will receive 25% of this revenue for the twelve months ended March 31, 2002 and 20% of this revenue for the 24 months ended March 31, 2004. We cannot predict the amount of revenue we will ultimately receive from the sale of this new prepaid wireless software application. If we sell the Prepaid Wireless software application developed under the development agreement with Lucent or any software primarily based upon it, we will split all revenue from these sales with Lucent. Our license and related service revenue from the Prepaid Wireless software was approximately 4% and 2% of our network applications revenue for the nine months ended September 30, 2001 and 2000, respectively.

      Our network application service revenue arises from our enhanced 911 offering, annual maintenance fees for our packaged software products, monthly recurring service fees from our service bureau products and fees from development, implementation and maintenance of custom software. Service bureau revenue is generated primarily from our enhanced 911 offering. Maintenance fees on packaged software are collected in advance and recognized ratably over the annual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. We recognize fixed-fee contract revenue using the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs. We recognize estimated losses under long-term contracts in their entirety upon discovery.

  Network Solutions Revenue

      We generate network solutions revenue from the design, development and deployment of complex information processing and communication systems for corporate and government enterprises. Examples of recent representative network solutions projects include work performed under our agreements with the U.S. Department of State and with the State of Jigawa, Nigeria. We have an agreement with the State of Jigawa, Nigeria to build a network that will provide global Internet access, satellite communications connectivity, State-wide and local wireless Internet distribution and Internet protocol multimedia content to 26 cities within Jigawa. We deliver our Deployable Communications Systems (“DCS”) to the U.S. Department of State. The DCS system supports a worldwide network for use by the Department of State during trips abroad and throughout the United States and provides full network functionality and IP telephony capability using landlines and satellite-based technologies.

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

  Direct Cost of Network Applications

      Our direct cost of network applications consists primarily of compensation, benefits, purchased equipment, and travel expenses incurred when providing our services.

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

  Sales and Marketing Expense

      Our sales and marketing expenses include compensation and benefits, trade shows, travel, advertising and public relations costs that are expensed as incurred. We primarily sell our network application software products through our relationship with Lucent. This sales process typically includes participation of our engineers along with Lucent in presenting our products to prospective customers. We also market our network applications and network solutions products and services by responding to requests for proposals and through our direct sales force. During the past two years, we have hired additional personnel to market our products directly to wireless carriers and enterprises.

  General and Administrative Expense

      General and administrative expense consists primarily of compensation and benefit costs and other costs associated with management, finance, human resources and internal information systems. These costs also include rent, utilities and other facilities costs that are expensed as incurred.

  Non-Cash Stock-Based Compensation Expense

      During the second and third quarters of 2000, we granted options to purchase 885,983 shares of Class A Common Stock to employees and directors at an exercise price less than the fair market value of our Class A Common Stock at the date of grant. We will record future additional stock compensation expense of approximately $6.8 million as a result of these option grants that will be recognized ratably over the remaining vesting period. During the three and nine month periods ended September 30, 2001, we recognized approximately $0.5 million and $2.1 million of stock compensation expense related to these grants.

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

Results of Operations

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

      Revenue. In the third quarter of 2001, total revenue increased $1.7 million, or 10%, from $16.4 million in 2000 to $18.1 million.

      Total network applications revenue increased $3.0 million, or 45%, to $9.5 million in the three months ended September 30, 2001 from $6.5 million in the same period in 2000. Network application software license revenue decreased $1.5 million, or 50%, to $1.5 million in the third quarter of 2001 from $3.0 million in the same period in 2000. The decrease is due to a slowdown in carrier purchases of licenses. Network application service revenue increased $4.4 million, or 123%, to $8.0 million in the three months ended September 30, 2001 from $3.6 million in the three months ended September 30, 2000. The expansion of our network application services offerings in January 2001 to include our service bureau offering, enhanced 911, contributed $5.2 million to network application services revenue for the third quarter of 2001.

      Network solutions revenue decreased $1.3 million, or 13%, to $8.6 million for the three month period ended September 30, 2001 from $9.9 million in the same period in 2000. Third quarter revenue decreased from the prior year due to the timing of multi-month government projects, as well as lower revenue in the quarter from satellite solutions contracts.

      Direct Cost of Revenue. Total direct cost of revenue increased less than 1%, to $11.1 million in the third quarter of 2001 from $11.0 million in the same period in 2000. As a percentage of revenue, direct cost of revenue decreased to 61% in third quarter of 2001 from 67% in the third quarter of 2000.

      Direct cost of network applications increased $0.9 million, or 30%, to $4.1 million in the third quarter of 2001 from $3.2 million for the same period in 2000. The increase in direct cost of network applications is a result of the addition of the enhanced 911 service bureau offering. As a percentage of related revenue, direct cost of network applications decreased from 48% in the third quarter of 2000 to 43% in the third quarter of 2001 due to a greater proportion of high margin software and service bureau revenue in 2001 compared to 2000.

      Direct cost of network solutions decreased $0.9 million, or 11%, to $7.0 million in the three month period ended September 30, 2001 from $7.9 million for the same period in 2000. As a percentage of related revenue, direct cost of network solutions increased to 81% in the third quarter of 2001 from 80% in the third quarter of 2000.

      Research and Development Expense. Research and development expense increased $3.3 million, or 215%, to $4.9 million in the three month period ended September 30, 2001 from $1.6 million for the same period in 2000. The expansion of our network applications group to include location based wireless technology accounted for $1.7 million of the increase in research and development.

      Sales and Marketing Expense. Sales and marketing expense increased $1.1 million, or 49%, to $3.2 million in the third quarter of 2001 from $2.1 million for the same period of 2000. Since our initial public offering we have committed significant resources to creating a comprehensive sales and marketing group. We have focused on hiring sales and marketing personnel as well as developing marketing tools, participating in trade shows and other similar activities to promote our products and services to carriers outside of the Lucent channel as well as to enterprises.

      General and Administrative Expense. General and administrative expense increased $0.3 million, or 11%, to $3.4 million in the third quarter of 2001 from $3.1 million for the same period in 2000. The increase is due to the addition of personnel in general and administrative functions and additional expenses related to the expansion of our facilities to support the increased volume of software development and other business activities.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $0.6 million, or 86%, to $1.3 million in the three month period ended September 30, 2001 from $0.7 million in the three month period ended September 30, 2000. The increase is primarily related to property and equipment acquired from the Xypoint acquisition and property and equipment acquired under capital leases.

      Amortization of Software Development Costs. Amortization of software development costs increased to $1.4 million in the three-month period ended September 30, 2001 from $0.8 million for the same period in 2000. This increase is due to allocating $4.1 million of the Xypoint purchase consideration to software development costs. In the third quarter of 2001, $0.3 million of the Xypoint acquired technology was amortized. Amortization expense as a percentage of software license fees increased to 96% in the three month period ended September 30, 2001 from 28% for the same period in 2000 as a result of a decrease of software license fee revenue that has been recognized in the third quarter of 2001 as compared to the same period in 2000.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles relating to our acquisitions of Xypoint in January 2001 and reachNET in February 2001 aggregated $3.2 million for the three-month period ended September 30, 2001. In connection with the Xypoint and reachNET acquisitions, we recorded goodwill of approximately $47.5 million, which, prior to the impairment charge, was being amortized on a straight-line basis over a four-year period. We also recorded $1.5 million related to workforce-in-place and $1.6 million related to trade name, respectively, in connection with the Xypoint acquisition. See “Impairment of Goodwill and Other Intangibles” for a discussion of management’s assessment of recoverability.

      Interest Income (Expense) and Other Financing Costs. Net interest income was $0.2 million for the three months ended September 30, 2001 compared to net interest income of $0.3 million for the same period in 2000. Our remaining initial public offering proceeds are invested in highly-liquid cash equivalents that earn interest income. Net interest expense for the third quarter of 2000 primarily represented interest on long-term debt. We used $9.3 million of our initial public offering proceeds to extinguish outstanding debt during the third quarter of 2000.

      Net Loss. We incurred a net loss of $53.8 million in the third quarter of 2001 compared to a net loss of $2.2 million in the third quarter of 2000 due to the factors described above.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

      Revenue. For the first nine months of 2001, total revenue increased $10.5 million, or 26%, from $41.0 million in 2000 to $51.5 million in 2001.

      Total network applications revenue increased $13.6 million, or 92%, to $28.3 million in the nine month period ended September 30, 2001 from $14.7 million in the same period in 2000. Network application software license revenue increased $1.5 million, or 24%, to $7.9 million in the first nine months of 2001 from $6.4 million in the same period in 2000. The increase is due to the growth in our sales of Wireless Internet Gateway and Short Message Service Center. Network application service revenue increased $12.0 million, or 144%, to $20.4 million in the first nine months of 2001 from $8.4 million in the first nine months of 2000. The expansion of our network application services offerings in January 2001 to include our service bureau offering, enhanced 911, contributed $11.7 million to network application services revenue for the first nine months of 2001.

      Network solutions revenue decreased $3.1 million, or 12%, to $23.1 million for the first nine months of 2001 from $26.2 million in the same period in 2000. Revenue in the first nine months of 2001 was lower than in the same period in 2000 due to the timing of multi-month government projects.

      Direct Cost of Revenue. Total direct cost of revenue increased $1.8 million, or 7%, to $28.3 million in first nine months of 2001 from $26.5 million in the same period in 2000. As a percentage of revenue, direct cost of revenue decreased to 55% in the first nine months of 2001 from 65% in the first nine months of 2000.

      Direct cost of network applications increased $4.6 million, or 70%, to $11.1 million in the first quarter of 2001 from $6.5 million for the same period in 2000. The increase in direct cost of network applications is a result of the addition of the enhanced 911 service bureau offering and an increase in personnel and other related costs to support the increase in revenue as noted above. As a percentage of related revenue, direct cost of network applications decreased from 44% in the first nine months of 2000 to 39% in the first nine months of 2001 due to a greater proportion of high margin software and service bureau revenue in 2001 compared to 2000.

      Direct cost of network solutions decreased $2.7 million, or 14%, to $17.2 million in the first nine months of 2001 from $19.9 million for the same period in 2000. As a percentage of related revenue, direct cost of network solutions decreased to 74% in the first nine months of 2001 from 76% in the same period of 2000 due to lower benefit costs recognized in the first nine months of 2001 compared to 2000.

      Research and Development Expense. Research and development expense increased $11.4 million, or 418%, to $14.1 million in the first nine months of 2001 from $2.7 million for the same period in 2000. The expansion of our network applications group to include location based wireless technology accounted for $4.8 million of the increase in research and development.

      Sales and Marketing Expense. Sales and marketing expense increased $6.7 million, or 151%, to $11.1 million in the first nine months of 2001 from $4.4 million for the same period of 2000. Since our initial public offering we have committed significant resources to creating a comprehensive sales and marketing group. We have focused on hiring sales and marketing personnel as well as developing marketing tools, participating in trade shows and other similar activities to promote our products and services to carriers outside of the Lucent channel as well as to enterprises.

      General and Administrative Expense. General and administrative expense increased $3.4 million, or 45%, to $11.0 million in the nine months ended September 30, 2001 from $7.6 million for the same period in 2000. The increase is due to the addition of personnel in general and administrative functions and additional expenses related to the expansion of our facilities to support the increased volume of software development and other business activities, as well as additional expenses incurred in connection with our operation as a public company.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $1.5 million, or 85%, to $3.3 million in the nine months ended September 30, 2001 from $1.8 million for the same period in 2000. The increase is primarily related to property and equipment acquired from the Xypoint acquisition and property and equipment acquired under capital leases.

      Amortization of Software Development Costs. Amortization of software development costs increased to $3.6 million in the first nine months of 2001 from $2.2 million for the same period in 2000. This increase is due to allocating $4.1 million of the Xypoint purchase consideration to software development costs. In the first nine months of 2001, $0.9 million of the Xypoint acquired technology was amortized. Amortization expense as a percentage of software license fees increased to 45% in the first nine months of 2001 from 34% for the same period in 2000 as a result of increased amortization expense period over period.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles relating to our acquisitions of Xypoint in January 2001 and reachNET in February 2001 aggregated $9.1 million for the nine months ended September 30, 2001. In connection with the Xypoint and reachNET acquisitions, we recorded goodwill of approximately $47.5 million, which was being amortized on a straight-line basis over a four-year period. We also recorded $1.5 million and $1.6 million in other intangibles related to workforce-in-place and trade name in connection with the Xypoint acquisition. See “Impairment of Goodwill and Other Intangibles” for a discussion of management’s assessment of recoverability.

      Acquired In-Process Research and Development. In connection with the acquisition of Xypoint in January 2001, we allocated $9.7 million of the $69.1 million purchase price to in-process research and development projects. This allocation represents the estimated fair value based on discounted cash flows related to the incomplete research and development projects. At the time of acquisition, the progress of these technologies had not yet reached technological feasibility and the technologies had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

      At September 30, 2001, seven of the nine technologies that were underway as of the acquisition remain on target with our original plans and projections. We ceased further development of the two remaining technologies — Nomad and InfoLink — as we did not believe that market demand was sufficient to warrant further development and commitment of resources. For the seven technologies remaining under development, we believe these research and development technologies are on track with management’s plans at the time the acquisition occurred.

      Funding for such technologies is expected to be from our remaining initial public offering proceeds and internally generated sources. Although we intend to complete the development of these technologies and management believes in the likelihood of their feasibility, there can be no assurance that such projects will be completed successfully, or that upon completion such technologies will achieve commercial success.

      Interest Income (Expense) and Other Financing Costs. Net interest income was $1.1 million for the first nine months of 2001 compared to a net interest expense of $0.5 million for the same period in 2000. Our remaining initial public offering proceeds are invested in highly-liquid cash equivalents that earn interest income. Net interest expense for the first nine months of 2000 primarily represented interest on debt. We used $9.3 million of our initial public offering proceeds to extinguish outstanding debt during the third quarter of 2000.

      Net Loss. We incurred a net loss of $82.6 million in the first nine months of 2001 compared to a net loss of $3.5 million in the first nine months of 2000 due to the factors described above.

Impairment of Goodwill and Other Intangibles

      In connection with the acquisition of Xypoint and reachNET in the first quarter 2001, the Company recorded goodwill and other intangible assets of approximately $54,720. The Company also immediately expensed $9,700 as acquired in-process technology upon completion of the Xypoint acquisition. Goodwill and other intangible assets are presented at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the assets, which was four years for goodwill (prior to the impairment charge) and three years for other intangible assets. Amortization of goodwill and other intangibles for the three and nine month periods ended September 30, 2001 was $3,240 and $9,088, respectively. At each balance sheet date the Company assesses the value of recorded intangible assets for possible impairment based upon a number of factors including the undiscounted value of expected future operating cash flows.

      During the quarter ended September 30, 2001, the Company performed an impairment assessment of the identifiable intangibles and goodwill recorded upon the acquisitions of Xypoint and reachNET. The assessment was performed as a result of the decision by management to discontinue the further development of certain products acquired in the acquisitions and current competitive influences related to these businesses. Based on these factors, the Company determined that the goodwill and other intangible assets may have become impaired as of September 30, 2001. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company performed an undiscounted cash flow analysis of its acquisitions to determine whether an impairment existed. Because the undiscounted cash flows for an acquired company was less than the carrying value of the net assets, management determined fair value of the acquired business using a discounted cash flow analysis which is management’s best estimate of the expected future cash flows of each acquired business.

      As a result of its review, management determined that the carrying value of goodwill and certain other intangible assets related to its acquisitions were not fully recoverable. Accordingly, at September 30, 2001, the

Company recorded an impairment charge of $43,000, which represents the difference between the carrying value and fair value of its goodwill and other intangible assets. The remaining identifiable intangible assets of approximately $1,636 consist of the developed technology and trade name acquired in the Xypoint acquisition and will continue to be amortized over the remaining useful life of 27 months.

Liquidity and Capital Resources

      We have financed our operations and capital expenditures primarily through our initial public offering in August 2000, which generated approximately $83.2 million of net proceeds, revenue from our operations and various borrowing arrangements. Our borrowing arrangements have provided funding through a line of credit, term notes and capital lease obligations. As of September 30, 2001, we had $44.5 million in cash and cash equivalents and working capital of $48.4 million.

      We utilized $7.9 million of cash for operations for the first nine months of 2001, an increase of $2.7 million compared to $5.2 million in the same period in 2000. Loss before non-cash charges increased from $0.5 million for the nine months ended September 30, 2000 to $11.9 million for the same period in 2001.

      We utilized $11.8 million of cash for investing activities in the first nine months of 2001. The Company expended $2.1 million in the first nine months of 2001 for fixed assets, mainly telecommunications and computer hardware. The Company also invested $2.7 million in network application software development and used $1.4 million in restricted cash to repay the note payable to our controlling stockholder.

      During the quarter ended September 30, 2001, we loaned $2.9 million to employees of the Company, of which $2.5 million was to our President and Chief Executive Officer. The employee loans bear interest at rates ranging from 6.00% to 7.50% and are due in various installments over 12 to 60 months. The loans are collateralized by securities of the Company owned by the employees and stock options granted to the employee.

      Our first quarter 2001 acquisitions of Xypoint and reachNET utilized $3.0 million of cash, net of cash acquired of $3.6 million.

      We utilized $1.8 million of cash for financing activities in the first nine months of 2001, of which $1.4 million was used to repay a note payable to our controlling shareholder. We made payments on capital lease obligations of $1.5 million and received $0.5 million from the exercise of employee stock options.

      As of September 30, 2001, our most significant commitments consisted of obligations under non-cancelable operating leases for office space and equipment. We have commitments of approximately $7.3 million that are payable through 2005, $0.7 million of which are payable in 2001.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      We have limited exposure to financial market risks, including changes in interest rates. The interest rate on our revolving line of credit facility varies depending on the lender’s prime rate. A hypothetical 100 basis point increase in the lender’s prime rate would have an immaterial annual impact on our results of operations. Our capital leases have fixed interest rates; therefore, changes in interest rates will not materially impact our results of operations. At September 30, 2001, we had cash and cash equivalents of $44.5 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would increase our net loss for the three and nine-month periods ended September 30, 2001 by less than $130,000 and $432,000 respectively, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

PART II. — OTHER INFORMATION

Item 1.  Legal Proceedings

      In November 2001, a shareholder class action lawsuit was filed against the Company, certain of its current officers and a director, and several investment banks that were the underwriters of the Company’s initial public offering (the “Underwriters”): Highstein v. Telecommunication Systems, Inc., Maurice B. Tosé, Thomas M. Brandt, Jr., et al., United States District Court for the Southern District of New York Civil Action No. 01-CV-9500. Plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of common stock of the Company during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate common stock offered for sale in the Company’s initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchases to make additional purchases of common stock in the aftermarket at pre-determined prices. The plaintiffs allege violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Company intends to vigorously defend the lawsuit. The Company believes that more than 180 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against the Company.

      We are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceeding arising in the ordinary course of our business.

Item 2.  Change in Securities and Use of Proceeds

      From August 7, 2000, the effective date of the Company’s Registration Statement on Form S-1, to September 30, 2001, the Company’s use of net offering proceeds was as follows:

(000s)

Net offering proceeds to issuer	$83,190

Use of proceeds:

Acquisitions	3,029

Property and equipment	3,814

Working capital	21,078

Repayment of indebtedness	10,738

Temporary investments:

Cash and cash equivalents	44,531

$83,190

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits:

Exhibit No.	Exhibit

10.35	Promissory Note by and between the Company and Maurice B. Tosé for $2,500,000 dated August 29, 2001.
10.36	Promissory Note by and between the Company and Richard A. Young for $153,035 dated October 29, 2001.‡
10.37	Promissory Note by and between the Company and Timothy J. Lorello for $457,939 dated October 29, 2001.‡
10.38	Optionee Agreement dated November 4, 2001 by and between the Company and Richard A. Young.‡
10.39	Optionee Agreement dated November 2, 2001 by and between the Company and Thomas M. Brandt, Jr.‡
10.40	Optionee Agreement dated October 24, 2001 by and between the Company and Drew A. Morin.‡
10.41	Employment Agreement dated February 1, 2001 by and between the Company and Richard A. Young.‡
10.42	Employment Agreement dated February 1, 2001 by and between the Company and Thomas M. Brandt, Jr.‡
10.43	Employment Agreement dated February 1, 2001 by and between the Company and Drew A. Morin.‡
10.44	Employment Agreement dated February 1, 2001 by and between the Company and Timothy J. Lorello.‡

‡ Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

      b.  Reports on Form 8-K: None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2001.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ RICHARD A. YOUNG

Richard A. Young
Executive Vice-President and
Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ RICHARD A. YOUNG Richard A. Young	Executive Vice-President and Chief Operating Officer	November 14, 2001

/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 14, 2001