Form 10-Q
period 2002-03-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2002-05-15
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2002
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Each Class:	as of April 30, 2002

Class A Common Stock, par value $0.01 per share	18,735,081
Class B Common Stock, par value $0.01 per share	10,333,588

Total Common Stock Outstanding	29,068,669

INDEX

TELECOMMUNICATION SYSTEMS, INC.

PART I. — FINANCIAL INFORMATION

Item 1. — Financial Information

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,

	2002	2001

Revenue:
Network applications:
Software licenses	$2,343	$3,377
Services	8,140	5,672

Network applications	10,483	9,049
Network solutions	6,367	8,088

Total revenue	16,850	17,137
Operating costs and expenses:
Direct cost of network applications	5,626	3,165
Direct cost of network solutions	4,629	5,843
Research and development	4,136	4,101
Sales and marketing	3,009	3,973
General and administrative	3,176	3,611
Non-cash stock compensation expense	424	790
Depreciation and amortization of property and equipment	1,572	896
Amortization of software development costs	1,334	956
Amortization of goodwill and other intangibles	138	2,630
Write-off of acquired in-process research and development	—	9,700

Total operating costs and expenses	24,044	35,665

Loss from operations	(7,194)	(18,528)
Interest expense and other financing costs	(381)	(106)
Interest and other income (expense)	269	638

Net loss	$(7,306)	$(17,996)

Loss per common share, basic and diluted	$(0.25)	$(0.66)

Weighted average shares — basic and diluted	28,870	27,431

See accompanying notes.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,145	$42,928
Accounts receivable	11,944	14,924
Unbilled receivables, less allowance of $221 in 2002 and 2001	7,449	4,997
Current portion of notes receivable from employees	2,821	3,507
Other current assets	1,963	1,692

Total current assets	58,322	68,048
Notes receivable from employees, less current portion	14	14
Property and equipment, net of accumulated depreciation and amortization of $9,333 in 2002 and $7,761 in 2001	12,447	12,428
Software development costs, net of accumulated amortization of $10,507 in 2002 and $9,173 in 2001	6,533	6,712
Intangible assets, net of accumulated amortization of $655 in 2002 and $517 in 2001	945	1,083
Other assets	1,411	1,311

Total assets	$79,672	$89,596

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,522	$12,525
Accrued payroll and related liabilities	3,668	3,460
Deferred revenue	3,301	2,282
Current portion of note payable	100	100
Current portion of capital lease obligations	3,658	3,543

Total current liabilities	19,249	21,910
Note payable, less current portion	100	200
Capital lease obligations, less current portion	4,055	4,625
Commitments and contingent liabilities	—	—
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 18,664,880 in 2002 and 18,165,431 in 2001	187	182
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 10,333,588 in 2002 and 10,593,588 in 2001	103	106
Additional paid-in capital	163,281	162,570
Accumulated deficit	(107,303)	(99,997)

Total stockholders’ equity	56,268	62,861

Total liabilities and stockholders’ equity	$79,672	$89,596

See accompanying notes.

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity

(amounts in thousands, except share data)
(unaudited)

	Class A	Class B	Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	Deficit	Total

Balance at January 1, 2002	$182	$106	$162,570	$(99,997)	$62,861
Options exercised for the purchase of 239,449 shares of Class A Common Stock	2	—	287	—	289
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	424	—	424
Conversion of Class B Common Stock into Class A Common Stock — 260,000 shares	3	(3)	—	—	—
Net loss for three months ended March 31, 2002	—	—	—	(7,306)	(7,306)

Balance at March 31, 2002	$187	$103	$163,281	$(107,303)	$56,268

See accompanying notes.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)
(unaudited)

	Three months ended
	March 31,

	2002	2001

Operating activities:
Net loss	$(7,306)	$(17,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of acquired in-process research and development	—	9,700
Amortization of goodwill and other intangibles	138	2,630
Amortization of software development costs	1,334	956
Depreciation and amortization of property and equipment	1,572	896
Non-cash stock compensation expense	424	790
State of Maryland loan-to-grant forgiveness	(100)	—
Changes in operating assets and liabilities:
Accounts receivable	2,980	(1,337)
Unbilled receivables	(2,452)	(3,789)
Other current assets	(271)	721
Accounts payable and accrued expenses	(4,003)	1,412
Accrued payroll and related liabilities	208	(2,185)
Deferred revenue	1,019	737

Net cash used in operating activities	(6,457)	(7,465)
Investing activities:
Purchases of property and equipment	(1,214)	(714)
Capitalized software development costs	(1,155)	(694)
Change in restricted cash	—	1,431
Acquisitions, net of cash acquired of $3,600	—	(3,029)
Payments on notes receivable from employees	686	—
Change in other assets	(100)	793

Net cash used in investing activities	(1,783)	(2,213)
Financing activities:
Payments on capital lease obligations	(832)	(205)
Payment on note payable to related party	—	(1,426)
Proceeds from exercise of employee stock options	289	239

Net cash used in financing activities	(543)	(1,392)

Net decrease in cash	(8,783)	(11,070)
Cash at the beginning of the period	42,928	66,117

Cash at the end of the period	$34,145	$55,047

See accompanying notes.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

March 31, 2002
(amounts in thousands)
(unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2001 annual report on Form 10-K.

2.     Supplemental Disclosure of Cash Flow Information

We acquired property and equipment under capital leases totaling $17 and $131 during the three months ended March 31, 2002 and 2001, respectively.

Interest paid totaled $307 and $106 for the three months ended March 31, 2002 and 2001, respectively.

3.     Segment Information

During the fourth quarter of 2001, management began evaluating segment performance based on earnings (loss) before interest, taxes and non-cash charges. We have restated prior period information for comparative purposes.

The following table sets forth information on each of our reportable segments:

	Three months ended
	March 31,

	2002	2001

Revenue:
Software licenses	$2,343	$3,377
Services	8,140	5,672

Network applications	10,483	9,049
Network solutions	6,367	8,088

Total revenue	$16,850	$17,137

Earnings (loss) before interest, taxes and non-cash charges:
Network applications	$(4,343)	$(3,846)
Network solutions	617	290

Total segment loss before interest, taxes and non-cash charges	$(3,726)	$(3,556)

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of segment loss before interest, taxes and non-cash charges to loss from operations is as follows:

	Three months ended
	March 31,

	2002	2001

Total segment loss before interest, taxes and non-cash charges	$(3,726)	$(3,556)
Non-cash stock compensation expense	(424)	(790)
Depreciation and amortization of property and equipment	(1,572)	(896)
Amortization of software development costs	(1,334)	(956)
Amortization of goodwill and other intangibles	(138)	(2,630)
Write-off of acquired in-process research and development	—	(9,700)

Loss from operations	$(7,194)	$(18,528)

6.     Stock Options

During the second and third quarters of 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of our Class A Common Stock at the date of grant.

For the three months ended March 31, 2002, we recorded $424 of non-cash stock compensation expense related to these grants. We expect to record future stock compensation expense of approximately $4,680 as a result of these option grants that will be recognized ratably over the vesting period of five years.

7.     Goodwill and Other Intangible Assets

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

The new rules of accounting for goodwill and other intangible assets became effective beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement did not have an effect on our operating results since we currently have no goodwill.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Intangible assets consisted of the following as of March 31, 2002 and December 31, 2001:

	As of March 31, 2002		As of December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in thousands)
Amortized intangible assets:
Tradename	$1,600	$655	$1,600	$517
Acquired Developed Technology	1,385	554	1,385	438
Capitalized Software	15,654	9,953	14,500	8,735

Total	$18,639	$11,162	$17,485	$9,690

Aggregate Amortization Expense
For the three months ended March 31, 2002	$1,472
Estimated Amortization Expense:
For the year ended December 31, 2002	$5,445
For the year ended December 31, 2003	2,323
For the year ended December 31, 2004	1,182

8.     Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Statement No. 144 retains the requirements of Statement No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted future cash flows and to measure the impairment loss as the difference between the carrying amount and the fair value of the asset. We adopted the new rules on accounting for the impairment or disposal of long-lived assets in the first quarter of 2002. The adoption of the new standard did not materially affect our consolidated financial position or operating results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “believes,” “anticipates,” “intends,” or “expects.” For example, the statement regarding our belief as to the sufficiency of our cash position for the next twelve months is a forward-looking statement. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenue and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report depending on particular certain factors described in our filings with the Securities and Exchange Commission including, but not limited to, our ability to (i) focus our business on network application software products and related services, (ii) adapt and integrate new technology into our products, (iii) expand our business offerings in the wireless data industry, (iv) capitalize on opportunities in the marketplace and the Company’s future financial results and other factors, (v) develop software without any errors or defects (vi) realize backlog in the future, (vii) implement our sales and marketing strategies and (viii) continue to rely on Lucent Technologies, Inc. to market and sell our network applications and for other relevant support. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

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

      We identified our most critical accounting policies to be those related to revenue recognition for our contracts accounted for using the percentage of completion method, capitalized software, intangible assets and evaluation of impairment. We describe these accounting policies at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our 2001 annual report on Form 10-K.

Company Background

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

      We have expanded our portfolio of proprietary wireless technology and as of April 30, 2002, our customers included 41 wireless carrier networks around the world, including Verizon Wireless, Cingular Wireless, Voicestream, and Hutchison 3G.

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

	Three months ended
	March 31,

	2002	2001

	(in thousands)
Revenue:
Software licenses	$2,343	$3,377
Services	8,140	5,672

Network applications	10,483	9,049
Network solutions	6,367	8,088

Total revenue	$16,850	$17,137

Earnings (loss) before interest, taxes and non-cash charges:
Network applications	$(4,343)	$(3,846)
Network solutions	617	290

Total segment loss before interest, taxes and non-cash charges	$(3,726)	$(3,556)

      A reconciliation of segment loss before interest, taxes and non-cash charges to loss from operations is as follows:

	Three months ended
	March 31,

	2002	2001

	(in thousands)
Total segment loss before interest, taxes and non-cash charges	$(3,726)	$(3,556)
Non-cash stock compensation expense	(424)	(790)
Depreciation and amortization of property and equipment	(1,572)	(896)
Amortization of software development costs	(1,334)	(956)
Amortization of goodwill and other intangibles	(138)	(2,630)
Acquired in-process research and development	—	(9,700)

Loss from operations	$(7,194)	$(18,528)

      Our total backlog at March 31, 2002 was $53.4 million, an increase from $21.0 million at March 31, 2001. We expect to realize approximately $26.6 million of our backlog in the remaining three quarters of 2002. The backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or future revenue.

      For the three months ended March 31, 2002, our aggregate revenue from various U.S. government agencies was approximately $5.4 million and revenue from our Lucent channel was approximately $1.5 million, compared to $5.0 million from the U.S. government and $3.7 million from Lucent for the same period in 2001. In February 2002 we entered into a master agreement with Hutchison 3G UK Ltd. to license the TCS Xypoint® Location Platform (XLP). The XLP system is initially being deployed in the UK and Italy and will be made available in every country where Hutchison Whampoa has 3G interests. The Hutchison 3G affiliate list currently includes Austria, Sweden, Australia, Denmark, and Hong Kong.

      Network Applications Revenue. We market our network application products and services by responding to requests for proposals, through our direct sales force and through channel partners. We generate network applications revenue from licensing of our software products, providing related maintenance and deployment services and from our service bureau offerings — enhanced E9-1-1 and Message Distribution Center. We also sell custom software applications. The Short Message Service Center, Wireless Internet Gateway and TCS Xypoint® Location Platform (XLP) products are the principal generators of software license fees.

      We have historically sold some of our network application software products through our channel relationship with Lucent. This sales process typically includes participation of our engineers along with Lucent in presenting our products to prospective customers. Lucent pays us initial license fees generally equal to 50% of the revenue it generates from sales of the Short Message Service Center application that we developed under our 1996 development agreement with Lucent. For sales of our Wireless Internet Gateway, Lucent pays us initial fees which we negotiate on a case by case basis and which have generally ranged between 75% and 90% of the sale value.

      Initial licensing fees are a function of the number of subscribers in the network where our software is deployed. As a carrier’s subscriber base increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. We recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software license fees billed and not recognized as revenue are included in deferred revenue.

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

      Network Solutions Revenue. We generate network solutions revenue from the design, development and deployment of information processing and communication systems for corporate and government enterprises. Examples of recent representative network solutions projects include work performed under our agreements with U.S. Department of Defense, U.S. Department of State and the State of Jigawa, Nigeria. We have delivered our SwiftLink™ product, a lightweight, secure, deployable communications system to the U.S. Department of State and the U.S. Department of Defense. SwiftLink provides secure voice, video and data communications, supports a worldwide network during trips abroad and throughout the United States and provides full network functionality and IP telephony capability using landlines and satellite-based technologies. We have an agreement with the State of Jigawa, Nigeria to build a network that will provide global Internet access, satellite communications connectivity, State-wide and local wireless Internet distribution and Internet protocol multimedia content to 26 cities within Jigawa. During the first quarter of 2002, we began operation of our teleport facility in Baltimore, MD, which supports the integration of satellite communications and terrestrial wireless broadband with U.S. broadband networks. Through this teleport facility we now offer voice, video and data connectivity via satellite to North and South America, as well as Africa and Europe.

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

      Non-Cash Stock-Based Compensation Expense. During the second and third quarters of 2000, we granted options to purchase 885,983 shares of Class A Common Stock to employees and directors at an exercise price less than the fair market value of our Class A Common Stock at the date of grant. We will record future additional stock compensation expense of approximately $4.7 million as a result of these option grants that will be recognized ratably over the remaining vesting period. During the first three months of 2002, we recognized approximately $0.4 million of stock compensation expense related to these grants.

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

      Amortization of Other Intangible Assets. Other intangible assets consist of acquired trade name. These intangible assets are being amortized over three years using the straight-line method. In assessing the recoverability of our intangible assets we make assumptions regarding the remaining useful life, estimated future cash flows and other factors to determine the fair value of the assets. These estimates could change significantly based on changes in our strategy and/or market conditions. If these estimates or related assumptions change in the future, we may be required to record an impairment charge for our intangible assets.

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

      Revenue. Total revenue decreased $0.3 million, or 2%, to $16.9 million in the first three months of 2002 from $17.1 million in the same period in 2001.

      Total network applications revenue increased $1.4 million, or 16%, to $10.5 million in the first three months of 2002 from $9.0 million in the same period in 2001. Network application software license revenue decreased $1.0 million, or 31%, to $2.3 million in the first three months of 2002 from $3.4 million in the same period in 2001. The decrease is a result of a slowdown in carrier purchases of licenses that began in the second quarter of 2001 offset by license revenue from a large location platform project. Network application service revenue increased $2.5 million, or 44%, to $8.1 million in the first three months of 2002 from $5.7 million in the first three months of 2001. This increase is primarily due to the growth in our E9-1-1 business during 2001 and the first quarter of 2002.

      Network solutions revenue decreased $1.7 million, or 21%, to $6.4 million for the first three months of 2002 from $8.1 million in the same period in 2001. This decrease is due to the completion of a major contract during the fourth quarter of 2001 which was in process in the first quarter of 2001. This decrease is offset by the increase in revenue from our SwiftLink™deployable communication system offering.

      Direct Cost of Revenue. Total direct cost of revenue increased $1.2 million, or 13%, to $10.3 million in the first three months of 2002 from $9.0 million in the same period in 2001. As a percentage of revenue, direct cost of revenue increased to 62% in first quarter of 2002 from 53% in the first quarter of 2001.

      Direct cost of network applications increased $2.5 million, or 78%, to $5.6 million in the first quarter of 2002 from $3.2 million for the same period in 2001. The increase in direct cost of network applications is a result of an increase in direct costs related to E9-1-1 due to the increase in E9-1-1 deployment and operations. As a percentage of related revenue, direct cost of network applications increased from 35% in the first quarter of 2001 to 54% in the first quarter of 2002. The increase in direct cost of network applications as a percentage of revenue is due to the decrease in software license revenue which generates higher margins.

      Direct cost of network solutions decreased $1.2 million, or 21%, to $4.6 million in the first three months of 2002 from $5.9 million for the same period in 2001. The decrease in direct cost of network solutions is a result of the decrease in network solutions revenue. As a percentage of related revenue, direct cost of network solutions was approximately 73% for the three months ended March 31, 2002 and 2001.

      Research and Development Expense. Research and development expense was $4.1 million for the first three months of 2002 and 2001. In 2002, we expect our research and development expense to be consistent with our level of spending in 2001.

      Sales and Marketing Expense. Sales and marketing expense decreased $1.0 million, or 24%, to $3.0 million in the first quarter of 2002 from $4.0 million for the same period of 2001. Our sales and marketing expenses have decreased due to an effort to reduce operating costs in light of the slowdown of the economy offset by our participation in major U.S and European industry trade shows in the first quarter of 2002. We expect our 2002 sales and marketing to be consistent with 2001 spending levels.

      General and Administrative Expense. General and administrative expense decreased $0.4 million, or 12%, to $3.2 million in the first quarter of 2002 from $3.6 million for the same period in 2001. The decrease in general and administrative expenses reflects management control of operating expenses.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $0.7 million, or 75%, to $1.6 million in the first three months of 2002 from $0.9 million in the first three months of 2001. The increase in depreciation and amortization expense is due to the increase in equipment acquired for our network operations center, software testing and local area network (LAN) updates during the second half of 2001.

      Amortization of Software Development Costs. Amortization of software development costs increased to $1.3 million in the first three months of 2002 from $1.0 million for the same period in 2001. Amortization expense as a percentage of software license fees increased to 57% in the first three months of 2002 from 28% for the same period in 2001 as a result of a decrease in software license fee revenue.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles aggregated $0.1 million for the first three months of 2002 compared to $2.6 million for the same period in 2001. In September 2001, we recorded an impairment charge of $43.0 million, of which approximately $39.0 million related to goodwill and $4.0 million related to acquired technology. The remaining identifiable intangible assets of approximately $1.6 million consist of trade name acquired in the Xypoint acquisition and will continue to be amortized over the remaining useful life of 21 months.

      Acquired In-Process Research and Development. In connection with our acquisition of Xypoint in January 2001, we allocated $9.7 million of the $69.1 million purchase price to in-process research and development projects. This allocation represents the estimated fair value based on discounted cash flows related to the incomplete research and development projects. At the time of acquisition, the progress of these technologies had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

      At March 31, 2002, four of the six technologies that were underway as of the acquisition remain under development. We ceased further development of the two remaining technologies — Nomad and InfoLink — as we did not believe that market demand was sufficient to warrant further development and commitment of resources. The four technologies remaining under development are scheduled for completion in 2002. Completion of these technologies has been delayed due to the reassignment of resources to develop our new offering the TCS Xypoint® Location Platform (XLP).

      Funding for such technologies is expected to be from our available cash and cash equivalents and internally generated sources. Although we intend to complete the development of these technologies and management believes in the likelihood of their feasibility, there can be no assurance that such projects will be completed successfully, or that upon their completion such technologies will achieve commercial success.

      Interest Income (Expense) and Other Financing Costs. Net interest expense was $0.1 million for the first three months of 2002 compared to a net interest income of $0.5 million for the same period in 2001. The decrease in our cash balance available for investment, reduction in interest rates on investment accounts and the increase in capital leases during 2001 account for the increase in net interest expense.

      Net Loss. We incurred a net loss of $7.3 million in the first quarter of 2002 compared to a net loss of $18.0 million in the first quarter of 2001 due to the factors described above.

Liquidity and Capital Resources

      We have funded our operations and capital expenditures primarily using net proceeds from our initial public offering in August 2000, which generated approximately $83.2 million, as well as revenue from our operations and various borrowing arrangements. Our borrowing arrangements have provided funding primarily through capital lease obligations. As of March 31, 2002, we had $34.1 million in cash and cash equivalents and working capital of $39.1 million.

	Three months ended
	March 31,

	2002	2001

	(in thousands)
Cash used in:
Operating activities	$6,457	$7,465
Investing activities	$1,783	$2,213
Financing activities	$543	$1,392

      Net cash used for operations for the first three months of 2002 decreased $1.0 million compared to the same period in 2001. Net cash used for operations decreased because of changes in working capital requirements.

      Loss before non-cash charges was $3.8 million for the three months ended March 31, 2002. This is a $0.8 million increase from loss before non-cash charges for the three months ended March 31, 2001. The increase in loss before non-cash charges is due to an increase in direct cost of revenue and an increase in net interest expense. These increases were offset by a decrease in sales and marketing and general and administrative expenses.

      Net cash used for investing activities includes expenditures related to telecommunications and computer hardware as well as investments in network application software development. The increase in our investment in network application software development in the first quarter of 2002 compared to the same period in 2001 is due to the development of a new product offering, the TCS Xypoint® Location Platform (XLP).

      Net cash used for financing activities in the first quarter of 2002 represents payments made on capital leases and proceeds from the exercise of employee stock options. Net cash used for financing activities would have been lower in the first quarter of 2001 except for the payment on a note payable to related party.

      As of March 31, 2002, our most significant commitments consisted of obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under noncancellable operating leases. As of March 31, 2002 our commitments consisted of the following (amounts in thousands):

	Total	2002	2003-2004	2005-2006

Capital Lease Obligations	$8,863	$3,478	$5,385	$—
Operating Leases	6,023	2,050	3,509	464

Total Contractual Cash Obligations	$14,886	$5,528	$8,894	$464

      In May 2002, we entered into an agreement with Silicon Valley Bank for a $15.0 million line of credit. The line of credit is secured by accounts receivable and bears an interest rate of prime plus 1.5%. The line of credit will expire in April 2004. As of May 10, 2002, there were no borrowings outstanding under the line of credit.

      We believe that our cash and cash equivalents, and the funds anticipated to be generated from operations will be sufficient to finance our operations for at least the next twelve months. Although, we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next twelve months, unanticipated events and opportunities may make it necessary for us to return to the public markets or utilize credit facilities or raise capital in private transactions in order to meet our capital requirements.

Related Party Transactions

      During 2001 and 2000, we made loans to six senior executives, including our founder and CEO, totaling $4.9 million. A loan of $1.3 million was made in late 2000 to one executive as part of a recruitment package and was repaid in December 2001. A loan of $2.5 million to our founder and Chief Executive Officer was made as a successor to a share sale program which had resulted in chronic downward pressure on the market price of our common stock. The other executives incurred obligations primarily from taxes incurred by them as a result of their exercise of stock options to acquire shares of our common stock at the time of our initial public offering. We concluded that concentrated selling of our stock by insiders during a period of thin trading volume and depressed market conditions would not be in the best interests of shareholders. All loans and their terms were presented to and approved by the Board of Directors. These loans bear interest based on the prime rate plus one to two percent (i.e. from 6.5% to 7.5%) and meet Internal Revenue Service guidelines. As of March 31, 2002, loans due from officers totaled $2.8 million. Substantially all of the remaining loans mature in 2002. All loans to employees are full recourse and are collateralized by shares of our stock owned by the employees and their in-the-money vested stock options.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      We have limited exposure to financial market risks, including changes in interest rates. The interest rate on our revolving line of credit facility varies depending on the lender’s prime rate. A hypothetical 100 basis point increase in the lender’s prime rate would have an immaterial annual impact on our results of operations. Our capital leases have fixed interest rates; therefore, changes in interest rates will not materially impact our results of operations. At March 31, 2002, we had cash and cash equivalents of $34.1 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would increase our net loss for the three months ended March 31, 2002 by less than $108,000 resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

      In January 2002, we entered into a contract which is denominated in British Pounds Sterling. Fluctuations in the value of the British Pound Sterling relative to the United States dollar could cause us to incur currency exchange losses. Under the terms of this contract, we will be paid in British Pounds Sterling which exposes us to foreign currency exchange risk. We may experience some fluctuation in the value of payments made to us. These fluctuations may materially affect our financial results and subject us to potential foreign currency gains and losses that may have a material effect on our financial results in the future. In April 2002, we entered into various financial instruments to minimize our exposure to foreign currency risk. Additionally, we do not maintain significant cash account balances in currencies other than the United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

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

Item 2.  Change in Securities and Use of Proceeds

      From August 7, 2000, the effective date of the Company’s Registration Statement on Form S-1, to March 31, 2002, the Company’s use of net offering proceeds was as follows:

(000s)

Net offering proceeds to issuer	$83,190
Use of proceeds:
Acquisitions	3,029
Property and equipment	4,874
Working capital	30,404
Repayment of indebtedness	10,738
Temporary investments:
Cash and cash equivalents	34,145

$83,190

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2002.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ RICHARD A. YOUNG

Richard A. Young
Executive Vice-President and
Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ RICHARD A. YOUNG Richard A. Young	Executive Vice-President and Chief Operating Officer	May 14, 2002
/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 14, 2002