Form 10-Q
period 2002-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2002-08-14
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2002
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Each Class:	as of August 7, 2002

Class A Common Stock, par value $0.01 per share	18,752,638
Class B Common Stock, par value $0.01 per share	10,333,588

Total Common Stock Outstanding	29,086,226

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
Network applications:
Software licenses	$2,780	$3,077	$5,123	$6,454
Services	8,103	6,765	16,243	12,437

Network applications	10,883	9,842	21,366	18,891
Network solutions	13,049	6,426	19,416	14,514

Total revenue	23,932	16,268	40,782	33,405
Operating costs and expenses:
Direct cost of network applications	6,284	3,842	11,910	7,005
Direct cost of network solutions	10,049	4,347	14,678	10,190
Research and development	4,349	5,014	8,485	9,115
Sales and marketing	2,395	4,001	5,404	7,974
General and administrative	3,214	3,939	6,390	7,550
Non-cash stock compensation expense	443	734	867	1,524
Depreciation and amortization of property and equipment	1,593	1,106	3,165	2,002
Amortization of software development costs	1,053	1,198	2,387	2,154
Amortization of goodwill and other intangibles	138	3,218	276	5,848
Write-off of acquired in-process research and development	—	—	—	9,700

Total operating costs and expenses	29,518	27,399	53,562	63,062

Loss from operations	(5,586)	(11,131)	(12,780)	(29,657)
Interest expense and other financing expenses	(410)	(153)	(791)	(259)
Interest income and other income (expense)	(140)	563	129	1,201

Net loss	$(6,136)	$(10,721)	$(13,442)	$(28,715)

Loss per common share, basic and diluted	$(0.21)	$(0.38)	$(0.46)	$(1.03)

Weighted average shares — basic and diluted	29,064	28,429	28,968	27,932

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,196	$42,928
Accounts receivable	17,134	14,924
Unbilled receivables, less allowance of $382 in 2002 and $221 in 2001	7,317	4,997
Current portion of notes receivable from employees	2,823	3,507
Other current assets	2,312	1,692

Total current assets	55,782	68,048
Notes receivable from employees, less current portion	14	14
Property and equipment, net of accumulated depreciation and amortization of $10,926 in 2002 and $7,761 in 2001	11,679	12,428
Software development costs, net of accumulated amortization of $11,560 in 2002 and $9,173 in 2001	6,932	6,712
Intangible assets, net of accumulated amortization of $793 in 2002 and $517 in 2001	807	1,083
Other assets	1,560	1,311

Total assets	$76,774	$89,596

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$12,502	$12,525
Accrued payroll and related liabilities	3,273	3,460
Deferred revenue	3,196	2,282
Current portion of note payable	100	100
Current portion of capital lease obligations	3,194	3,543

Total current liabilities	22,265	21,910
Note payable, less current portion	100	200
Capital lease obligations, less current portion	3,645	4,625
Commitments and contingent liabilities	—	—
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 18,752,638 in 2002 and 18,165,431 in 2001	188	182
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 10,333,588 in 2002 and 10,593,588 in 2001	103	106
Additional paid-in capital	163,890	162,570
Accumulated other comprehensive income	22	—
Accumulated deficit	(113,439)	(99,997)

Total stockholders’ equity	50,764	62,861

Total liabilities and stockholders’ equity	$76,774	$89,596

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

	Class A	Class B	Additional	Other
	Common	Common	Paid-in	Comprehensive	Accumulated
	Stock	Stock	Capital	Income	Deficit	Total

Balance at January 1, 2002	$182	$106	$162,570	$—	$(99,997)	$62,861
Options exercised for the purchase of 327,207 shares of Class A Common Stock	3	—	453		—	456
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	867		—	867
Conversion of Class B Common Stock into Class A Common Stock — 260,000 shares	3	(3)	—		—	—
Comprehensive income (loss):
Other comprehensive income — change in fair value of foreign exchange cash flow hedge	—	—	—	22	—	22
Net loss for the six months ended June 30, 2002	—	—	—	—	(13,442)	(13,442)

Total comprehensive income (loss)				22	(113,439)	(113,417)

Balance at June 30, 2002	$188	$103	$163,890	$22	$(113,439)	$50,764

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six months ended
	June 30,

	2002	2001

Operating activities:
Net loss	$(13,442)	$(28,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of acquired in-process research and development	—	9,700
Amortization of goodwill and other intangibles	276	5,848
Amortization of software development costs	2,387	2,154
Depreciation and amortization of property and equipment	3,165	2,002
Non-cash stock compensation expense	867	1,524
State of Maryland loan-to-grant conversion	(100)	—
Non-cash investment loss	300	—
Changes in operating assets and liabilities:
Accounts receivable	(2,210)	(1,450)
Unbilled receivables	(2,320)	958
Other current assets	(620)	957
Accounts payable and accrued expenses	(300)	1,491
Accrued payroll and related liabilities	(187)	(2,112)
Deferred revenue	914	613

Net cash used in operating activities	(11,272)	(7,030)
Investing activities:
Purchases of property and equipment	(1,880)	(2,145)
Capitalized software development costs	(2,607)	(1,785)
Change in restricted cash	—	1,431
Acquisitions, net of cash acquired of $3,600	—	(3,029)
Payments (funding) on notes receivable from employees	684	(640)
Change in other assets	(249)	258

Net cash used in investing activities	(4,052)	(5,910)
Financing activities:
Payments on capital lease obligations	(1,864)	(994)
Payment on note payable to related party	—	(1,426)
Proceeds from long-term debt	—	300
Proceeds from exercise of employee stock options	456	452

Net cash used in financing activities	(1,408)	(1,668)

Net decrease in cash	(16,732)	(14,608)
Cash at the beginning of the period	42,928	66,117

Cash at the end of the period	$26,196	$51,509

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
June 30, 2002
(amounts in thousands)
(unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2001 annual report on Form 10-K.

2.     Supplemental Disclosure of Cash Flow Information

We acquired property and equipment under capital leases totaling $157 and $2,178 during the three months ended June 30, 2002 and 2001, respectively, and $174 and $2,309 during the six months ended June 30, 2002 and 2001, respectively.

Interest paid totaled $224 and $153 for the three month periods ended June 30, 2002 and 2001, respectively, and $501 and $259 for the six-month period ended June 30, 2002 and 2001, respectively.

3.     Segment Information

During the fourth quarter of 2001, management began evaluating segment performance based on earnings (loss) before interest, taxes and non-cash charges. We have restated prior period information for comparative purposes. The following table sets forth information on each of our reportable segments:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
Software licenses	$2,780	$3,077	$5,123	$6,454
Services	8,103	6,765	16,243	12,437

Network applications	10,883	9,842	21,366	18,891
Network solutions	13,049	6,426	19,416	14,514

Total revenue	$23,932	$16,268	$40,782	$33,405

Earnings (loss) before interest, taxes and non-cash charges:
Network applications	$(4,380)	$(4,877)	$(8,723)	$(8,723)
Network solutions	2,021	2	2,638	292

Total segment loss before interest, taxes and non-cash charges	$(2,359)	$(4,875)	$(6,085)	$(8,431)

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of segment loss before interest, taxes and non-cash charges for both segments to loss from operations is as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Total segment loss before interest, taxes and non-cash charges	$(2,359)	$(4,875)	$(6,085)	$(8,431)
Non-cash stock compensation expense	(443)	(734)	(867)	(1,524)
Depreciation and amortization of property and equipment	(1,593)	(1,106)	(3,165)	(2,002)
Amortization of software development costs	(1,053)	(1,198)	(2,387)	(2,154)
Amortization of goodwill and other intangibles	(138)	(3,218)	(276)	(5,848)
Acquired in-process research and development	—	—	—	(9,700)

Loss from operations	$(5,586)	$(11,131)	$(12,780)	$(29,659)

4.     Stock Options

During the second and third quarters of 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of our Class A Common Stock at the date of grant.

For the three and six-month periods ended June 30, 2002, we recorded $443 and $867 of non-cash stock compensation expense related to these grants. We expect to record future stock compensation expense of approximately $4,237 as a result of these option grants that will be recognized ratably over the remaining vesting period.

5.     Goodwill and Other Intangible Assets

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Intangible assets consisted of the following as of June 30, 2002 and December 31, 2001:

	As of June 30, 2002		As of December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Tradename	$1,600	$793	$1,600	$517
Acquired Developed Technology	1,385	669	1,385	438
Software Development Costs	17,107	10,891	14,500	8,735

Subtotal software development costs	18,492	11,560	15,885	9,173

Total	$20,092	$12,353	$17,485	$9,690

Aggregate Amortization Expense
For the three months ended June 30, 2002	$1,191
For the six months ended June 30, 2002	$2,663
Estimated Amortization Expense:
For the year ended 2002	$5,038
For the year ended 2003	2,799
For the year ended 2004	1,683
For the year ended 2005	882

6.     Derivative and Hedging Activities

Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (FAS 133), requires that all derivative instruments be reported on the balance sheet at fair value and that changes in a derivative’s fair value be recognized currently in earnings unless specified hedge criteria are met. Under FAS 133, if a foreign currency option is designated a cash flow hedge, the effective portions of the changes in fair value of the option are recorded in other comprehensive income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

In January 2002, we entered into a contract to sell products and services, which is denominated in British Pounds Sterling. Fluctuations in the value of the British Pound Sterling relative to the United States Dollar could cause us to incur currency exchange losses. Under the terms of this contract, we will be paid in British Pounds Sterling which exposes us to foreign currency exchange risk.

In April 2002, we entered into several foreign currency option contracts primarily to manage our foreign currency exchange rate risk. All of the foreign currency options have been entered into with one financial institution acting as a counterparty. These foreign currency option contracts have various expiration dates between October 15, 2002 and March 17, 2003.

A portion of the option contracts were entered into to manage our exposure to changes in the foreign currency exchange rate related to the forecasted cash receipts under this contract. To ensure both appropriate use as a hedge and hedge accounting treatment, this portion of these options is designated according to the hedge objective against specific forecasted cash receipts. The notional amounts, rates and maturities of these foreign currency options are closely matched to the related forecasted cash receipts. For the three-month period ended June 30, 2002, no portion of the changes in fair value of the foreign currency cash flow hedges were determined to be ineffective. The asset associated with these foreign currency cash flow hedges of approximately $22 is included in the Other Current Assets caption on the Consolidated Balance Sheet.

The remaining portion of the foreign currency option contracts do not meet the criteria for hedge accounting treatment. These foreign currency options were entered into for speculative purposes. Therefore, the change in fair market value of these derivatives for the three months ended June 30, 2002 of $278, is included in Interest Income and Other Income (Expense) on the Consolidated Income Statement. The liability associated with this derivative of $278 is included in the Accounts Payable and Accrued Expenses caption on the Consolidated Balance Sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “believes”, “anticipates”, “intends”, or “expects”. For example, the statement regarding our belief as to the sufficiency of our cash position for the next twelve months is a forward-looking statement. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission (SEC). These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach profitability as early as anticipated, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) expand our business offerings in the new wireless data industry, (vi) develop software without any errors or defects, (vii) protect our intellectual property rights, and (viii) implement our sales and marketing strategy. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We identified our most critical accounting policies to be those related to revenue recognition for our contracts accounted for using the percentage of completion method, capitalized software, intangible assets, and evaluation of impairment. We describe these accounting policies at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our 2001 annual report on Form 10-K.

Company Background

      We develop and license Network Application Software products that enable the delivery of internet content, short messages, location, presence and privacy information and other enhanced communication services to and from wireless devices, including phones, two-way pagers and personal digital assistants.

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

      Our Network Solutions segment designs, installs and operates wireless and wireline communication systems, including our Swiftlink™ compact deployable products, and high-speed, satellite, and internet protocol solutions for corporate and government customer enterprise networks.

      We were founded in 1987 and initially provided network solutions to the U.S. Department of Defense and other government customers. In 1996, we entered into a development agreement with Lucent Technologies to develop and co-own the Short Message Service Center application software for wireless carrier customers. In January 2001, we acquired Xypoint Corporation and as a result, have become a leading provider of enhanced E9-1-1 services and location software to wireless carriers.

      We have expanded our portfolio of proprietary wireless technology and, as of June 30, 2002, our customers included 43 wireless carrier networks around the world, including Verizon Wireless, Cingular Wireless, Voicestream, Telefonica and Hutchison 3G.

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

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands)
Revenue:
Software licenses	$2,780	$3,077	$5,123	$6,454
Services	8,103	6,765	16,243	12,437

Network applications	10,883	9,842	21,366	18,891
Network solutions	13,049	6,426	19,416	14,514

Total revenue	$23,932	$16,268	$40,782	$33,405

Earnings (loss) before interest, taxes and non-cash charges:
Network applications	$(4,380)	$(4,877)	$(8,723)	$(8,723)
Network solutions	2,021	2	2,638	292

Total segment loss before interest, taxes and non-cash charges	$(2,359)	$(4,875)	$(6,085)	$(8,431)

      A reconciliation of segment loss before interest, taxes and non-cash charges for both segments to loss from operations is as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands)
Total segment loss before interest, taxes and non-cash charges	$(2,359)	$(4,875)	$(6,085)	$(8,431)
Non-cash stock compensation expense	(443)	(734)	(867)	(1,524)
Depreciation and amortization of property and equipment	(1,593)	(1,106)	(3,165)	(2,002)
Amortization of software development costs	(1,053)	(1,198)	(2,387)	(2,154)
Amortization of goodwill and other intangibles	(138)	(3,218)	(276)	(5,848)
Acquired in-process research and development	—	—	—	(9,700)

Loss from operations	$(5,586)	$(11,131)	$(12,780)	$(29,659)

      Our total backlog at June 30, 2002 was $61.7 million, an increase from $29.7 million at June 30, 2001. We expect to realize approximately $33.6 million of our backlog in the second half of 2002. The backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or future revenue.

      For the six-month period ended June 30, 2002, our aggregate revenue from various U.S. government agencies was approximately $16.5 million and revenue from our Lucent channel was approximately $2.9 million, compared to $10.4 million from the U.S. government and $5.5 million from Lucent for the same period in 2001. For the three months ended June 30, 2002, our aggregate revenue from various U.S. government agencies was approximately $11.1 million and revenue from our Lucent channel was approximately $1.4 million, compared to $5.3 million from the U.S. government and $1.8 million from Lucent for the same period in 2001.

      In February 2002 we entered into a master agreement under which Hutchison 3G UK Ltd. will license the TCS Xypoint® Location Platform. We are deploying our Xypoint® Location Platform in the UK and one other country. Orders have been received for this software to be deployed in two more countries and in the second half of 2002 we expect to receive orders for deployment of this technology in at least two additional countries. Hutchison has announced that its services will be available in Australia, Austria, Denmark, Hong Kong, Ireland, Israel, Italy, Sweden and the UK.

      Network Applications Revenue. We market our network application products and services by responding to requests for proposals, through our direct sales force and through channel partners. We generate network applications revenue from licensing of our software products, providing related maintenance and deployment services and from our service bureau offerings — enhanced E9-1-1 and Message Distribution Center. We also sell custom software applications. The Short Message Service Center, Wireless Internet Gateway and TCS Xypoint® Location Platform products are the principal generators of software license fees.

      We have historically sold some of our network application software products through our channel relationship with Lucent. This sales process typically includes participation of our engineers along with Lucent in presenting our products to prospective customers. Lucent pays us initial license fees generally equal to 50% of the revenue it generates from sales of the Short Message Service Center application that we developed under our 1996 development agreement. For sales of our Wireless Internet Gateway, Lucent pays us initial fees which we negotiate on a case by case basis.

      Initial licensing fees are a function of the number of subscribers in the network where our software is deployed. As a carrier’s subscriber base increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. Generally, we recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage of completion method. We measure progress to completion using costs incurred compared to estimated total costs. Software license fees billed and not recognized as revenue are included in deferred revenue.

      Our network applications service revenue arises from our enhanced E9-1-1 service bureau business, annual maintenance fees for our packaged software products and fees from development, implementation and maintenance of custom software. Revenue from our service bureau offerings consists of monthly recurring service fees and is recognized in the month earned. Service fees are primarily dependent on the number of subscribers the carrier covers or cell sites that provide E9-1-1 services for the carrier. As the carrier’s number of subscribers or cell sites increases, the monthly recurring service fees increase. Maintenance fees on packaged software are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. We recognize fixed-fee contract revenue using the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized.

      Network Solutions Revenue. We generate network solutions revenue from the design, development and deployment of information processing and communication systems for corporate and government enterprises. Representative examples of recent network solutions projects include work performed under our agreements with the U.S. Department of Defense and U.S. Department of State. We have delivered our SwiftLink™ product, a lightweight, secure, deployable communications system to the U.S. Department of State and the U.S. Department of Defense. SwiftLinkTM provides secure voice, video and data communications, supports a worldwide network during trips abroad and throughout the United States and provides full network functionality and IP telephony capability using landlines and satellite-based technologies. During the first quarter of 2002, we began operation of our teleport facility in Baltimore, MD, which supports the integration of satellite communications and terrestrial wireless broadband with U.S. broadband networks. Through this teleport facility we now offer voice, video and data connectivity via satellite to North and South America, as well as Africa and Europe.

      We generally provide network solutions under long-term contracts. We recognize revenue under long-term contracts as billable costs are incurred and for fixed-price contracts using the percentage-of-completion method, measured by total costs incurred compared to total estimated costs. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Under our contracts with the U.S. government, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.

      Direct Cost of Network Applications. Our direct cost of network applications consists primarily of compensation, benefits, purchased equipment, third-party software and travel expenses incurred when providing our services, as well as the cost of our network operations centers circuits for connectivity to carrier customers and Public Safety Answering Points.

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

      Sales and Marketing Expense. Our sales and marketing expenses include compensation and benefits, trade show, travel, advertising and public relations costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our network applications products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationship with Lucent to market our network application software products to wireless carrier customers and we added Motorola as a sales channel in 2001. We sell our network solutions primarily through direct sales professionals.

      General and Administrative Expense. General and administrative expense consists primarily of compensation costs and other costs associated with management, finance, human resources and internal information systems. These costs include compensation and benefits, rent, utilities and other facilities costs which are expensed as incurred.

      Non-Cash Stock-Based Compensation Expense. During the second and third quarters of 2000, we granted options to purchase 885,983 shares of Class A Common Stock to employees and directors at an exercise price less than the fair market value of our Class A Common Stock at the date of grant. We will record future additional stock compensation expense of approximately $4.2 million as a result of these option grants that will be recognized ratably over the remaining vesting period. During the first half of 2002, we recognized approximately $0.9 million of stock compensation expense related to these grants.

      Depreciation and Amortization Expense. Depreciation and amortization expense (other than amortization of software development costs) represents the period costs associated with our investment in computers, telephony equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful life of the assets.

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

      Interest Income and Other Income (Expense). Interest income and other income (expense) consists of interest income earned on cash equivalents, foreign currency transaction gain or loss, and other income (expense) related to recording our investment activities.

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

      Revenue. Total revenue increased $7.6 million, or 47%, to $23.9 million in the second quarter of 2002 from $16.3 million in the same period in 2001.

      Total network applications revenue increased $1.1 million, or 11%, to $10.9 million in the three months ended June 30, 2002 from $9.8 million in the same period in 2001. Network application software license revenue decreased $0.3 million, or 10%, to $2.8 million in the second quarter of 2002 from $3.1 million in the same period in 2001. The decrease is a result of a slowdown in carrier purchases of licenses that began in the second quarter of 2001 offset by license revenue from a large location platform project. Network application service revenue increased $1.3 million, or 20%, to $8.1 million in the second quarter of 2002 from $6.8 million in the second quarter of 2001. This increase is primarily due to the growth in our E9-1-1 business during 2001 and the first half of 2002.

      Network solutions revenue increased $6.6 million, or 103%, to $13.0 million for the second quarter of 2002 from $6.4 million in the same period in 2001. This increase is primarily due to the increase in revenue from the completion of a major component of a new multi-month project and sales of our SwiftLink™ deployable communication systems.

      Direct Cost of Revenue. Total direct cost of revenue increased $8.1 million, or 99%, to $16.3 million in the second quarter of 2002 from $8.2 million in the same period in 2001. As a percentage of revenue, direct cost of revenue increased to 68% in the second quarter of 2002 from 50% in the second quarter of 2001.

      Direct cost of network applications increased $2.4 million, or 64%, to $6.3 million in the second quarter of 2002 from $3.8 million for the same period in 2001. The increase in direct cost of network applications is primarily a result of an increase in costs associated with E9-1-1 deployment and operations and a large location platform project. As a percentage of related revenue, direct cost of network applications increased from 39% in the second quarter of 2001 to 58% in the first quarter of 2002. The increase in direct cost of network applications as a percentage of revenue is due to lower margins in our service bureau business resulting from pricing pressures as well as an increase in software projects that require significant customization. These types of software projects generally have a lower margin than software sales that do not require customization.

      Direct cost of network solutions increased $5.7 million, or 131%, to $10.0 million in the second quarter of 2002 from $4.3 million for the same period in 2001. The increase in direct cost of network solutions is a result of the increase in network solutions revenue. As a percentage of related revenue, direct cost of network solutions increased to 77% in the second quarter of 2002 from 68% for the second quarter 2001. Network solutions projects have variable margins that fluctuate based on the type and complexity of the projects. The variances in margins between periods are primarily due to changes in the mix of projects.

      Research and Development Expense. Research and development expense was $4.3 million for the three months ended June 30, 2002 compared to $5.0 million for the three months ended June 30, 2001. The decrease is due to the timing and mix of projects in development. Specifically in 2001, research and development expense included projects related to Nomad. Development on those projects were ceased, because management did not believe that market demand was sufficient to warrant further development and commitment of resources.

      Sales and Marketing Expense. Sales and marketing expense decreased $1.6 million, or 40%, to $2.4 million in the second quarter of 2002 from $4.0 million for the same period of 2001. Our sales and marketing expenses have decreased due to an effort to more effectively target certain markets while reducing overall operating expenses.

      General and Administrative Expense. General and administrative expense decreased $0.7 million, or 18%, to $3.2 million in the second quarter of 2002 from $3.9 million for the same period in 2001. The decrease in general and administrative expenses reflects management’s focus to reduce costs.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $0.5 million, or 44%, to $1.6 million in the three months ended June 30, 2002 from $1.1 million in the three months ended June 30, 2001. The increase in depreciation and amortization expense is due to the increase in equipment acquired for our network operations center, software testing and local area network (LAN) updates during the second half of 2001.

      Amortization of Software Development Costs. Amortization of software development costs decreased to $1.1 million in the three months ended June 30, 2002 from $1.2 million for the same period in 2001. Amortization expense as a percentage of software license fees were approximately 38% for the three months ended June 30, 2002 and 2001.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles aggregated $0.1 million for the three months ended June 30, 2002 compared to $3.2 million for the same period in 2001. In September 2001, we recorded an impairment charge of $43.0 million, of which approximately $39.0 million related to goodwill and $4.0 million related to acquired technology. The remaining identifiable intangible asset of approximately $1.6 million consists of a trade name acquired in the Xypoint acquisition and will continue to be amortized over the remaining useful life of 18 months.

      Interest Expense and Other Financing Expenses. Interest expense increased $0.2 million, or 50%, to $0.4 million for the three months ended June 30, 2002 compared to $0.2 million for the same period in 2001. The increase in interest expense is due to the increases in capital leases in 2001 and fees associated with obtaining our new line of credit.

      Interest Income and Other Income (Expense). Interest income and other income (expense) was $(0.1) million for the three months ended June 30, 2002 compared to $0.6 million for the same period in 2001. The change in interest income and other income (expense) was primarily due to recording foreign exchange options at fair market value and a decrease in interest income earned. See Quantitative and Qualitative Disclosures About Market Risk for more details on our derivative activities.

      Net Loss. We incurred a net loss of $6.1 million in the second quarter of 2002 compared to a net loss of $10.7 million in the second quarter of 2001 due to the factors described above.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Revenue. Total revenue increased $7.4 million, or 22%, to $40.8 million in the first half of 2002 from $33.4 million in the same period in 2001.

      Total network applications revenue increased $2.5 million, or 13%, to $21.4 million in the six-month period ended June 30, 2002 from $18.9 million in the same period in 2001. Network application software license revenue decreased $1.3 million, or 21%, to $5.1 million in the first six months of 2002 from $6.5 million in the same period in 2001. The decrease is a result of a slowdown in carrier purchases of licenses that began in the second quarter of 2001 partially offset by license revenue from a large location platform project. Network application service revenue increased $3.8 million, or 31%, to $16.2 million in the first six months of 2001 from $12.4 million in the first six months of 2001. This increase is primarily due to the growth in our E9-1-1 business during 2001 and the first half of 2002.

      Network solutions revenue increased $4.9 million, or 34%, to $19.4 million for the first six months of 2002 from $14.5 million in the same period in 2001. Revenue in the first six months of 2002 was higher than in the same period in 2001 primarily due to the completion of a major component of a new multi-month project and sales of our SwiftLink™ deployable communication systems.

      Direct Cost of Revenue. Total direct cost of revenue increased $9.4 million, or 55%, to $26.6 million in first six months of 2002 from $17.2 million in the same period in 2001. As a percentage of revenue, direct cost of revenue increased to 65% in the first six months of 2002 from 51% in the first half of 2001.

      Direct cost of network applications increased $4.9 million, or 70%, to $11.9 million in the first half of 2002 from $7.0 million for the same period in 2001. The increase in direct cost of network applications is primarily a result of an increase in costs associated with E9-1-1 deployment and operations and a large location platform project. As a percentage of related revenue, direct cost of network applications increased from 37% in the first six months of 2001 compared to 56% in the first six months of 2002. The increase in direct cost of network applications as a percentage of revenue is due to lower margins in our service bureau business resulting from pricing pressures as well as an increase in software projects that require significant customization. These types of software projects generally have a lower margin than software sales that do not require customization.

      Direct cost of network solutions increased $4.5 million, or 44%, to $14.7 million in the first six months of 2002 from $10.2 million for the same period in 2001. As a percentage of related revenue, direct cost of network solutions increased to 76% in the first half of 2002 from 70% for same period in 2001. Network solutions projects have variable margins that fluctuate based on the type and complexity of the projects. The variances in margins between periods are primarily due to changes in the mix of projects.

      Research and Development Expense. Research and development expense decreased $0.6 million, or 7%, to $8.5 million in the first six months of 2002 from $9.1 million for the same period in 2001. The decrease is due to the timing and mix of projects in development. Specifically in 2001, research and development expense included projects related to Nomad. Development on those projects were ceased, because management did not believe that market demand was sufficient to warrant further development and commitment of resources.

      Sales and Marketing Expense. Sales and marketing expense decreased $2.6 million, or 32%, to $5.4 million in the first half of 2002 from $8.0 million for the same period of 2001. Our sales and marketing expenses have decreased due to an effort to more effectively target certain markets while reducing overall operating expenses.

      General and Administrative Expense. General and administrative expense decreased $1.2 million, or 15%, to $6.4 million in the six months ended June 30, 2002 from $7.6 million for the same period in 2001. The decrease in general and administrative expenses reflects management’s focus to reduce costs.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $1.2 million, or 58%, to $3.2 million in the six months ended June 30, 2002 from $2.0 million for the same period in 2001. The increase in depreciation and amortization expense is due to the increase in equipment acquired for our network operations center, software testing and local area network (LAN) updates during the second half of 2001.

      Amortization of Software Development Costs. Amortization of software development costs increased to $2.4 million in the first six months of 2002 from $2.2 million for the same period in 2001. Amortization expense as a percentage of software license fees increased to 47% in the first six months of 2002 from 33% for the same period in 2001 as a result of the decrease of software license fee revenue that has been recognized in the half of 2002 as compared to the same period in 2001.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles aggregated $0.3 million for the six months ended June 30, 2002 compared to $5.8 million for the same period in 2001. In September 2001, we recorded an impairment charge of $43.0 million, of which approximately $39.0 million related to goodwill and $4.0 million related to acquired technology. The remaining identifiable intangible assets of approximately $1.6 million consist of trade name acquired in the Xypoint acquisition and will continue to be amortized over the remaining useful life of 18 months.

      Acquired In-Process Research and Development. In connection with our acquisition of Xypoint in January 2001, we allocated $9.7 million of the $69.1 million purchase price to in-process research and development projects. This allocation represented the estimated fair value based on discounted cash flows related to the incomplete research and development projects. At the time of acquisition, the progress of these technologies had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

      In September 2001, we ceased further development of two technologies — Nomad and InfoLink — as we did not believe that market demand was sufficient to warrant further development and commitment of resources. As of June 30, 2002, the remaining four technologies that were underway as of the acquisition have been completed and have been incorporated into our E9-1-1 service bureau offering, Voyager platform and Xypoint® Location Platform. We completed the core development of these technologies within our original estimate of $6.7 million. The four completed technologies will continue to be enhanced as our product offerings and platforms evolve.

      Interest Expense and Other Financing Expenses. Interest expense increased $0.5 million, or 166%, to $0.8 million for the six months ended June 30, 2002 compared to $0.3 million for the same period in 2001. The increase in interest expense is due to the increases in capital leases in 2001 and fees associated with obtaining our new line of credit.

      Interest Income and Other Income (Expense). Interest income and other income (expense) was $0.1 million for the six months ended June 30, 2002 compared to $1.2 million for the same period in 2001. The change in interest and other income (expenses) was primarily due to recording foreign exchange options at fair market value and a decrease in interest income earned. See Quantitative and Qualitative Disclosures About Market Risk for more details on our derivative activities.

      Net Loss. We incurred a net loss of $13.4 million in the first six months of 2002 compared to a net loss of $28.7 million in the first half of 2001 due to the factors described above.

Liquidity and Capital Resources

      We have funded our operations and capital expenditures primarily using net proceeds from our initial public offering in August 2000, which generated approximately $83.2 million, as well as revenue from our operations and various borrowing arrangements. In 2001, our borrowing arrangements provided funding primarily through capital lease obligations. As of June 30, 2002, we had $26.2 million in cash and cash equivalents and working capital of $33.5 million.

	For the six months
	ended June 30,

	2002	2001

	(in thousands)
Net Cash used in:
Operating activities	$(11,272)	$(7,030)
Investing activities	(4,035)	(5,910)
Financing activities	(1,408)	(1,668)

      Net cash used in operations for the first six months of 2002 increased $4.2 million compared to the same period in 2001. Net cash used in operations increased primarily due to changes in working capital requirements. The changes in our working capital vary primarily based on the timing of billings and collections for long-term projects and license sales.

      Net cash used in investing activities includes expenditures related to telecommunications and computer hardware as well as investments in network application software development. The increase in our investment in network application software development in the first half of 2002 compared to the same period in 2001 is due to the capitalization of development costs for a new product offering, the TCS Xypoint® Location Platform (XLP).

      As of June 30, 2002, our most significant commitments consisted of obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of June 30, 2002 our commitments consisted of the following (amounts in thousands):

	Total	2002	2003-2004	2005-2006

Capital Lease Obligations	$7,986	$2,495	$5,472	$19
Operating Leases	5,254	1,281	3,509	464

Total Contractual Cash Obligations	$13,240	$3,776	$8,981	$483

      In May 2002, we entered into an agreement with Silicon Valley Bank for a $15.0 million line of credit. The line of credit is secured by accounts receivable and bears an interest rate of prime plus 1.5%. The line of credit will expire in April 2004. As of August 13, 2002, there were no borrowings outstanding under the line of credit.

      We believe that our cash and cash equivalents, and the funds anticipated to be generated from operations will be sufficient to finance our operations for at least the next twelve months. Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements beyond the next twelve months, unanticipated events and opportunities may make it necessary for us to return to the public markets or utilize credit facilities or raise capital in private transactions in order to meet our capital requirements.

Related Party Transactions

      During 2001 and 2000, we made loans to six senior executives, including our founder and CEO, totaling $4.9 million. A loan of $1.3 million was made in late 2000 to one executive as part of a recruitment package and was repaid in December 2001. A loan of $2.5 million to our founder and Chief Executive Officer was made as a successor to a share sale program which had resulted in chronic downward pressure on the market price of our common stock. The other executives incurred obligations primarily from taxes incurred by them as a result of their exercise of stock options to acquire shares of our common stock at the time of our initial public offering. We concluded that concentrated selling of our stock by insiders during a period of thin trading volume and depressed market conditions would not be in the best interests of shareholders. All loans and their terms were presented to and approved by the Board of Directors. These loans bear interest based on the prime rate plus one to two percent (i.e. from 6.5% to 7.5%) and meet Internal Revenue Service guidelines. As of June 30, 2002, loans due from officers totaled $2.8 million. Substantially all of the remaining loans mature in 2002. All loans to employees are full recourse and are collateralized by shares of our stock owned by the employees and their in-the-money vested stock options.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      We have limited exposure to financial market risks, including changes in interest rates. The interest rate on our revolving line of credit facility varies depending on the lender’s prime rate. A hypothetical 100 basis point increase in the lender’s prime rate would have an immaterial annual impact on our results of operations. Our capital leases have fixed interest rates; therefore, changes in interest rates will not materially impact our results of operations. At June 30, 2002, we had cash and cash equivalents of $26.2 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would increase our net loss for the three and six month periods ended June 30, 2002 by less than $85,000 and $195,000, respectively, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

      In January 2002, we entered into a contract for the sale of our products and services, which is denominated in British Pounds Sterling. Fluctuations in the value of the British Pound Sterling relative to the United States dollar could cause us to incur foreign currency exchange gains or losses. Under the terms of this contract, we will be paid in British Pounds Sterling which exposes us to foreign currency exchange risk.

      In April 2002, we entered into several foreign currency option contracts. A portion of the option contracts, notional amount 4.6 million British Pound Sterling, were entered into to manage our exposure to changes in the foreign currency exchange rate related to the forecasted cash receipts under this contract. These foreign currency options were used to convert the variable exchange rate on forecasted cash receipts into fixed exchange rates. Because of the effectiveness of our hedge associated with the forecasted cash receipts, the change in fair value of our foreign currency options resulting from changes in the exchange rate is reported as a component of other comprehensive income.

      The remaining portion of the foreign currency option contracts do not meet the criteria for hedge accounting treatment. These foreign currency options were entered into for speculative purposes.

PART II. — OTHER INFORMATION

Item 1.     Legal Proceedings

      In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. Telecommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our common stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate common stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of common stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and that the underwriters violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. We intend to vigorously defend the lawsuit. We believe that more than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us.

      We are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 2.     Changes in Securities and Use of Proceeds

      From August 7, 2000, the effective date of the Company’s Registration Statement on Form S-1, to June 30, 2002, the Company’s use of net offering proceeds was as follows:

(000s)

Net offering proceeds to issuer	$83,190
Use of proceeds:
Acquisitions	3,029
Property and equipment	5,163
Working capital	38,064
Repayment of indebtedness	10,738
Temporary investments:
Cash and cash equivalents	26,196

$83,190

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      On June 13, 2002, we held our Annual Meeting of Stockholders. Two matters were submitted to the stockholders for consideration:

1.	election of seven Directors (being all of our Directors);

2.	ratification of the selection of Ernst & Young LLP as our independent public accountants for the fiscal year ending December 31, 2002; and

      Both matters were approved by our stockholders in the following manner:

      1. Election of seven Directors

	For	%	Withheld	%

Maurice B. Tosé	39,977,198	80%	1,524,362	3%
Clyde A. Heintzelman	41,466,253	83%	35,307	—
Andrew C. Barrett	41,466,253	83%	35,307	—
Richard A. Kozak	41,466,253	83%	35,307	—
Weldon H. Latham	41,466,253	83%	35,307	—
Byron F. Marchant	41,466,253	83%	35,307	—
Daniel Tseung	41,466,253	83%	35,307	—

2.	Ratification of the selection of Ernst & Young LLP as our independent public accountants for the fiscal year ending December 31, 2002.

For	41,482,604
Against	10,003
Withheld	8,953

Item 5.     Other Information

      Maurice B. Tosé, President and Chief Executive Officer, and Thomas M. Brandt, Jr. Senior Vice President and Chief Financial Officer, each has signed the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002. Both certifications are filed herewith as Exhibits 99.02 and 99.03.

Item 6.     Exhibits and Reports on Form 8-K

Exhibit
Number	Description

10.46	Loan and Security Agreement by and between the Company and Silicon Valley Bank.†
99.02	Certification of Maurice B. Tosé, President and Chief Executive Officer.
99.03	Certification of Thomas M. Brandt, Jr., Senior Vice President and Chief Financial Officer.

†	Portions of this exhibit have been omitted based upon a request for confidential treatment filed with the SEC.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2002.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ MAURICE B. TOSÉ

Maurice B. Tosé
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MAURICE B. TOSÉ Maurice B. Tosé	President and Chief Executive Officer	August 14, 2002
/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 14, 2002