Form 10-Q
period 2002-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2002-10-28
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2002
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Each Class:	as of October 24, 2002

Class A Common Stock, par value $0.01 per share	19,262,810
Class B Common Stock, par value $0.01 per share	10,183,588

Total Common Stock Outstanding	29,446,398

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:
Network applications:
Software licenses	$5,920	$1,467	$11,043	$7,921
Services	9,826	7,988	26,069	20,425

Network applications	15,746	9,455	37,112	28,346
Network solutions	7,499	8,604	26,915	23,118

Total revenue	23,245	18,059	64,027	51,464
Operating costs and expenses:
Direct cost of network applications	7,968	4,096	19,878	11,103
Direct cost of network solutions	5,110	7,004	19,788	17,194
Research and development	4,234	4,935	12,719	14,050
Sales and marketing	2.221	3,161	7,625	11,135
General and administrative	2,853	3,435	9,243	10,985
Non-cash stock compensation expense	429	536	1,296	2,060
Depreciation and amortization of property and equipment	1,593	1,255	4,758	3,257
Amortization of software development costs	1,233	1,407	3,620	3,561
Amortization of goodwill and other intangibles	139	3,240	415	9,088
Write-off of acquired in-process research and development	—	—	—	9,700
Impairment of goodwill and other intangibles	—	43,000	—	43,000

Total operating costs and expenses	25,780	72,069	79,342	135,133

Loss from operations	(2,535)	(54,010)	(15,315)	(83,669)
Interest expense	(210)	(191)	(1,001)	(450)
Interest and other income	186	356	315	1,557

Net loss	$(2,559)	$(53,845)	$(16,001)	$(82,562)

Loss per common share, basic and diluted	$(0.09)	$(1.88)	$(0.55)	$(2.93)

Weighted average shares — basic and diluted	29,161	28,608	29,033	28,160

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,713	$42,928
Accounts receivable	16,785	14,924
Unbilled receivables, less allowance of $382 in 2002 and $221 in 2001	10,942	4,997
Current portion of notes receivable from employees	15	3,507
Other current assets	1,661	1,692

Total current assets	53,116	68,048
Notes receivable from employees, less current portion	14	14
Property and equipment, net of accumulated depreciation and amortization of $12,519 in 2002 and $7,761 in 2001	11,790	12,428
Software development costs, net of accumulated amortization of $12,794 in 2002 and $9,173 in 2001	7,810	6,712
Intangible assets, net of accumulated amortization of $931 in 2002 and $517 in 2001	669	1,083
Other assets	1,469	1,311

Total assets	$74,868	$89,596

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,839	$12,525
Accrued payroll and related liabilities	3,296	3,460
Deferred revenue	3,068	2,282
Current portion of capital lease obligations and notes payable	3,892	3,643

Total current liabilities	21,095	21,910
Capital lease obligations and notes payable, less current portion	4,837	4,825
Commitments and contingent liabilities	—	—
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 19,262,702 in 2002 and 18,165,431 in 2001	193	182
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 10,183,588 in 2002 and 10,593,588 in 2001	102	106
Additional paid-in capital	164,637	162,570
Accumulated other comprehensive income	2	—
Accumulated deficit	(115,998)	(99,997)

Total stockholders’ equity	48,936	62,861

Total liabilities and stockholders’ equity	$74,868	$89,596

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity

(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-in	Comprehensive	Accumulated
	Stock	Stock	Capital	Income	Deficit	Total

Balance at January 1, 2002	$182	$106	$162,570	$—	$(99,997)	$62,861
Options exercised for the purchase of 455,061 shares of Class A Common Stock	5	—	512		—	517
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	1,296	—	—	1,296
Issuance of 232,210 shares of Class A Common Stock for the acquisition of Otelnet	2	—	259	—	—	261
Conversion of Class B Common Stock into Class A Common Stock — 410,000 shares	4	(4)	—	—	—	0
Comprehensive Income:
Other comprehensive loss — change in fair value foreign exchange cash flow hedge	—	—	—	2	—	2
Net loss for the nine months ended September 30, 2002	—	—	—	—	(16,001)	(16,001)

Total comprehensive income						(15,999)

Balance at September 30, 2002	$193	$102	$164,637	$2	$(115,998)	$48,936

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)
(unaudited)

	Nine months ended
	September 30,

	2002	2001

Operating activities:
Net loss	$(16,001)	$(82,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	4,758	3,257
Amortization of software development costs	3,620	3,561
Non-cash stock compensation expense	1,296	2,060
Amortization of goodwill and other intangibles	415	9,088
Write-off of acquired in-process research and development	—	9,700
Impairment of goodwill and other intangibles	—	43,000
State of Maryland grant forgiveness	(100)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,861)	(3,449)
Unbilled receivables	(5,945)	3,046
Other current assets	31	188
Accounts payable and accrued expenses	(1,686)	4,899
Accrued payroll and related liabilities	(164)	(1,065)
Deferred revenue	786	358

Net cash used in operating activities	(14,851)	(7,919)
Investing activities:
Purchases of property and equipment	(3,467)	(2,149)
Capitalized software development costs	(3,630)	(2,730)
Change in restricted cash	—	1,431
Acquisitions, net of cash acquired	(927)	(3,029)
Payments (funding) on notes receivable from employees	3,492	(2,914)
Change in other assets	(158)	(2,455)

Net cash used in investing activities	(4,690)	(11,846)
Financing activities:
Payments on capital lease obligations	(2,824)	(1,484)
Payment on note payable to related party	—	(1,426)
Proceeds from long-term debt	2,633	300
Proceeds from exercise of employee stock options	517	531
Proceeds from sale-leaseback of equipment	—	258

Net cash provided by (used in) financing activities	326	(1,821)

Net decrease in cash	(19,215)	(21,586)
Cash at the beginning of the period	42,928	66,117

Cash at the end of the period	$23,713	$44,531

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

September 30, 2002
(amounts in thousands)
(unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2001 annual report on Form 10-K.

2.     Supplemental Disclosure of Cash Flow Information

We did not acquire any property and equipment under capital leases for the three months ended September 30, 2002. We acquired property and equipment under capital leases totaling $1,432 during the three months ended September 30, 2001, and $174 and $3,741 during the nine months ended September 30, 2002 and 2001, respectively.

Interest paid totaled $204 and $191 for the three-month periods ended September 30, 2002 and 2001, respectively, and $705 and $450 for the nine-month period ended September 30, 2002 and 2001, respectively.

In connection with the acquisition of Otelnet during the third quarter of 2002 (See Note 7) for $1,188, we acquired assets with a fair value of $1,188. The cost of acquired assets included $927 of cash consideration.

3.     Segment Information

During the fourth quarter of 2001, management began evaluating segment performance based on earnings (loss) before interest, taxes and non-cash charges. We have restated prior period information for comparative purposes. The following table sets forth information on each of our reportable segments:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)
Revenue:
Software licenses	$5,920	$1,467	$11,043	$7,921
Services	9,826	7,988	26,069	20,425

Network applications	15,746	9,455	37,112	28,346
Network solutions	7,499	8,604	26,915	23,118

Total revenue	$23,245	$18,059	$64,027	$51,464

Earnings (loss) before interest, taxes and non-cash charges:
Network applications	$77	$(4,815)	$(8,646)	$(13,537)
Network solutions	782	243	3,420	534

Total segment earnings (loss) before interest, taxes and non-cash charges	$859	$(4,572)	$(5,226)	$(13,003)

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of segment earnings (loss) before interest, taxes and non-cash charges for both segments to loss from operations is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)
Total segment earnings (loss) before interest, taxes and non-cash charges	$859	$(4,572)	$(5,226)	$(13,003)
Non-cash stock compensation expense	(429)	(536)	(1,296)	(2,060)
Depreciation and amortization of property and equipment	(1,593)	(1,255)	(4,758)	(3,257)
Amortization of software development costs	(1,233)	(1,407)	(3,620)	(3,561)
Amortization of goodwill and other intangibles	(139)	(3,240)	(415)	(9,088)
Acquired in-process research and development	—	—	—	(9,700)
Impairment of goodwill and other intangibles	—	(43,000)	—	(43,000)

Loss from operations	$(2,535)	$(54,010)	$(15,315)	$(83,669)

4.     Goodwill and Other Intangible Assets

In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The new rules of accounting for goodwill and other intangible assets became effective beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement did not have an effect on our operating results since we did not have goodwill at the time the Statement became effective.

Intangible assets consisted of the following as of September 30, 2002 and December 31, 2001:

	As of September 30, 2002		As of December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Tradename	$1,600	$931	1,600	517
Software Development Costs	20,604	12,794	15,885	9,173

Total	$22,204	$13,725	$17,485	$9,690

Aggregate Amortization Expense
For the three months ended September 30, 2002	$1,372
For the nine months ended September 30, 2002	$4,035
Estimated Amortization Expense:
For the three months ended December 31, 2002	$1,571
For the year ended 2003	3,370
For the year ended 2004	2,262
For the year ended 2005	1,276

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.     Notes Receivable from Employees

During 2001 and 2000, we made loans to our employees. During the third quarter of 2002, we received principal payments of approximately $2,800 from employees, including $2,500 from our President and Chief Executive Officer. As of September 30, 2002, the remaining loan due from an employee was $29, bears interest at 6.75% and is due in annual installments through 2003.

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

In April 2002, we entered into several foreign currency option contracts primarily to manage our foreign currency exchange risk. All of the foreign currency options have been entered into with one financial institution acting as a counterparty. These foreign currency option contracts have various expiration dates between October 15, 2002 and March 17, 2003.

A portion of the option contracts were entered into to manage our exposure to changes in the foreign currency exchange rate related to the forecasted cash receipts under this contract. To ensure both appropriate use as a hedge and hedge accounting treatment, this portion of these options is designated according to the hedge objective against specific forecasted cash receipts. The notional amounts, rates and maturities of these foreign currency options are closely matched to the related forecasted cash receipts. For the three-month period ended September 30, 2002, no portion of the changes in fair value of the foreign currency cash flow hedges were determined to be ineffective. The asset associated with these foreign currency cash flow hedges of approximately $2 is included in the Other Current Assets caption on the Consolidated Balance Sheet.

The remaining portion of the foreign currency option contracts do not meet the criteria for hedge accounting treatment. These foreign currency options were entered into for speculative purposes. Therefore, the expense related to the change in fair market value of these derivatives for the three and nine-month periods ended September 30, 2002 of $84 and $363, respectively, is included in Interest and Other Income on the Consolidated Income Statement. The liability associated with this derivative of $363 is included in the Accounts Payable and Accrued Expenses caption on the Consolidated Balance Sheet.

7.     Otelnet Acquisition

On September 24, 2002, we acquired substantially all of the assets of Open Telephone Network, Inc. (Otelnet), a provider of real-time and on-demand alerting solutions of the wireless industry. Otelnet’s software platform integrates easily with existing carrier network elements and wireless portals, as well as our carrier software. Otelnet’s technology currently interoperates with our Wireless Internet GatewayTM and our VoyagerTM platform.

The purchase price of approximately $1,188 includes $261 of common stock, $180 of cash payments and $747 of acquisition and integration costs. We issued 232,210 shares of Class A Common Stock, valued at $1.13 per share, the average market price per share of our Class A Common Stock two days before September 24, 2002,

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

the closing date of the acquisition. An additional 232,210 shares of our Class A Common Stock are being held in escrow until gross profits of $1,000 related to Otelnet products is realized. If the gross profit target is not met by December 31, 2003, then the shares held in escrow will be returned to us. Additional contingent consideration will be calculated as a percentage of gross profit targets achieved. For example, if gross profits from the sale of Otelnet products reach $2,000 by December 31, 2003 and are over and above the criteria to earn the escrow shares, the value of the additional consideration would be $840. There are no contingent payments beyond the year ended December 31, 2003. The additional payments can be made either in cash or Class A Common Stock at our option. Any contingent payments made will be accounted for as additional consideration.

      The acquisition was accounted for under the purchase method of accounting. The allocation of the Otelnet purchase price is preliminary and is based on management’s estimates of the fair market value of the assets. The allocation of the purchase price will be revised as contingent payments are made. At the acquisition date, $100 was attributed to purchased equipment and $1,088 to acquired technology. The value of acquired technology was determined by taking into account risks related to the characteristics and applications of the acquired technology, existing and future markets, and assessments of the stage of the acquired technology’s life cycle. The analysis resulted in a valuation for acquired technology that had reached technological feasibility and, therefore, was capitalizable. The acquired technology is being amortized on a straight-line basis over three years.

Three key members of Otelnet’s senior management have been retained as part of the acquisition.

8.     Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable and unbilled receivables. Accounts receivable are generally due within thirty days and no collateral is required. We maintain reserves for potential credit losses and historically such losses have been insignificant and within our expectations.

	% of Total Revenue

	Three months ended	Nine months ended
Customer	September 30, 2002	September 30, 2002

Federal agencies	4%	30%
Customer A	19%	6%
Customer B	25%	17%
Customer C	10%	9%

	As of September 30, 2002

	Accounts	Unbilled
Customer	Receivable	Receivables

Federal agencies	14%	14%
Customer A	10%	N/A
Customer B	20%	22%
Customer C	13%	31%
Customer D	15%	N/A

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

      We have identified our most critical accounting policies to be those related to revenue recognition for our software contracts and contracts accounted for using the percentage of completion method, capitalized software, intangible assets, and evaluation of impairment. We describe these accounting policies at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our 2001 annual report on Form 10-K.

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

      Our Network Solutions segment designs, installs and operates wireless and wireline communication systems, including our SwiftLinkTM compact deployable products, and high-speed, satellite, and internet protocol solutions for corporate and government customer enterprise networks.

      We were founded in 1987 and initially provided network solutions to the U.S. Department of Defense and other government customers. In 1996, we entered into a development agreement with Lucent Technologies to develop and co-own the Short Message Service Center application software for wireless carrier customers. In January 2001, we acquired Xypoint Corporation and as a result, have become a leading provider of enhanced E9-1-1 services and location software to wireless carriers. In September 2002, we acquired the assets of Open Telephone Network, Inc. (Otelnet). Otelnet is a provider of real-time and on-demand alerting solutions for the wireless industry. Otelnet’s alerting engine is a carrier-class product that delivers mobile content to wireless carriers’ subscribers.

      We have expanded our portfolio of proprietary wireless technology and, as of September 30, 2002, our customers included 44 wireless carrier networks around the world, including Verizon Wireless, Cingular Wireless, T-Mobile, Telefonica and Hutchison 3G.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)
Revenue:
Software licenses	$5,920	$1,467	$11,043	$7,921
Services	9,826	7,988	26,069	20,425

Network applications	15,746	9,455	37,112	28,346
Network solutions	7,499	8,604	26,915	23,118

Total revenue	$23,245	$18,059	$64,027	$51,464

Earnings (loss) before interest, taxes and non-cash charges:
Network applications	$77	$(4,815)	$(8,646)	$(13,537)
Network solutions	782	243	3,420	534

Total segment earnings (loss) before interest, taxes and non-cash charges	$859	$(4,572)	$(5,226)	$(13,003)

      A reconciliation of segment earnings (loss) before interest, taxes and non-cash charges for both segments to loss from operations follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)
Total segment earnings (loss) before interest, taxes and non-cash charges	$859	$(4,572)	$(5,226)	$(13,003)
Non-cash stock compensation expense	(429)	(536)	(1,296)	(2,060)
Depreciation and amortization of property and equipment	(1,593)	(1,255)	(4,758)	(3,257)
Amortization of software development costs	(1,233)	(1,407)	(3,620)	(3,561)
Amortization of goodwill and other intangibles	(139)	(3,240)	(415)	(9,088)
Acquired in-process research and development	—	—	—	(9,700)
Impairment of goodwill and other intangibles	—	(43,000)	—	(43,000)

Loss from operations	$(2,535)	$(54,010)	$(15,315)	$(83,669)

      Our total backlog at September 30, 2002 was $69.7 million, an increase from $25.1 million at September 30, 2001. We expect to realize approximately $22.8 million of our backlog in the last quarter of 2002. The backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or future revenue.

      Our total revenue for the three and nine-month periods ended September 30, 2002 included revenue in excess of 10% of total revenues from multiple products and services to Verizon Wireless and through our Lucent channel, the deployment of our software in several countries for Hutchison 3G as well as various U.S. government agencies. The loss of any of these customers would have a material adverse impact on our business.

      In February 2002, we entered into a master agreement under which Hutchison 3G UK Ltd. will license the TCS Xypoint® Location Platform. We are deploying our Xypoint® Location Platform in the UK and one other country. Orders have been received for this software to be deployed in three more countries and in the last quarter of 2002 we expect to receive an order for deployment of this technology in at least one additional country. Hutchison has announced that its services will be available in Australia, Austria, Denmark, Hong Kong, Ireland, Israel, Italy, Sweden and the UK.

      Network Applications Revenue. We market our network application products and services by responding to requests for proposals, through our direct sales force and through channel partners. We generate network applications revenue from licensing of our software products, providing related maintenance and deployment services and from our service bureau offerings: enhanced E9-1-1 and Message Distribution Center. We also sell custom software applications. The Wireless Internet Gateway, TCS Xypoint® Location Platform products, Short Message Service Center (SMSC), as well as Prepaid Wireless and alerting and message notification applications are the principal generators of software license fees.

      We have historically sold some of our network application software products through our channel relationship with Lucent. This sales process typically includes participation of our engineers along with Lucent in presenting our products to prospective customers. Lucent pays us initial license fees generally equal to 50% of the revenue it generates from sales of the Short Message Service Center application that we developed under our 1996 development agreement. For sales of our Wireless Internet Gateway, Lucent pays us initial fees which we negotiate on a case by case basis. Except for SMSC, we also sell all of our software products directly to carriers.

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

      Network Solutions Revenue. We generate network solutions revenue from the design, development and deployment of information processing and communication systems for corporate and government enterprises. Representative examples of recent network solutions projects include work performed under our agreements with the U.S. Department of Defense and U.S. Department of State. We have delivered our SwiftLinkTM product, a lightweight, secure, deployable communications system to the U.S. Department of State and the U.S. Department of Defense. SwiftLinkTM provides secure voice, video and data communications, supports a worldwide network during trips abroad and throughout the United States and provides full network functionality and IP telephony capability using landlines and satellite-based technologies. During the first quarter of 2002, we began operation of our teleport facility in Baltimore, MD, which supports the integration of satellite communications and terrestrial wireless broadband with U.S. broadband networks. Through this teleport facility we now offer voice, video and data connectivity via satellite to North and South America, as well as Africa and Europe. We generally provide network solutions under long-term contracts. We recognize revenue under long-term contracts as billable costs are incurred and for fixed-price contracts using the percentage-of-completion method, measured by total costs incurred compared to total estimated costs. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Under our contracts with the U.S. government, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.

      Direct Cost of Network Applications. Our direct cost of network applications consists primarily of compensation, benefits, purchased equipment, third-party software and travel expenses incurred when providing our services, as well as the cost of our network operations centers circuits for connectivity to carrier customers and local governments’ Public Safety Answering Points.

      Direct Cost of Network Solutions. Our direct cost of network solutions consists primarily of compensation, benefits, travel, purchased equipment and the costs of third-party contractors that we engage. Our direct costs of providing services under long-term contracts include an allocation of indirect costs at rates that comply with federal contractor cost accounting regulations.

      Research and Development Expense. Our research and development expense consists of the costs of developing software products incurred prior to establishing technological feasibility. Technological feasibility is established when an operative version of the computer software product that is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. We incur research and development costs to enhance existing packaged software products as well as to create new software products. These costs primarily include compensation and benefits as well as costs associated with using third party laboratory and testing resources. We expense research and development costs as they are incurred.

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

      Non-Cash Stock-Based Compensation Expense. During the second and third quarters of 2000, we granted options to purchase 885,983 shares of Class A Common Stock to employees and directors at an exercise price less than the fair market value of our Class A Common Stock at the date of grant. We will record future additional stock compensation expense of approximately $3.7 million as a result of these option grants that will be recognized ratably over the remaining vesting period of three years. During the nine-month period ended September 30, 2002, we recognized approximately $1.3 million of stock compensation expense related to these grants.

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

      Amortization of Software Development Costs. We capitalize software development costs after we establish technological feasibility, and amortize those costs over the estimated useful life of the software beginning on the date when the software is first available for general release. We calculate amortization of software development costs on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product, which is never greater than three years. We also compute amortization using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product. If this revenue curve method results in amortization greater than the amount computed using the straight-line method, we record amortization at that greater amount. Amortization as a percentage of software license fees is generally a higher percentage in the early stages of a product’s life cycle. Our policies to determine when to capitalize software development costs and how much to amortize in a given period requires us to make subjective estimates and judgements. If our software products do not achieve the level of market acceptance that we expect and our future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods.

      Amortization of Other Intangible Asset. Other intangible asset consists of an acquired trade name. The intangible asset is being amortized over three years using the straight-line method. In assessing the recoverability of our intangible asset we make assumptions regarding the remaining useful life, estimated future cash flows and other factors to determine the fair value of the asset. The estimates could change significantly based on changes in our strategy and/or market conditions. If the estimate or related assumptions change in the future, we may be required to record an impairment charge for our intangible asset.

      Interest and Other Income. Interest and other income consists of interest income earned on cash equivalents, foreign currency transaction gain or loss, and other income related to recording our investment activities.

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

      Revenue. Total revenue increased $5.1 million, or 29%, to $23.2 million in the third quarter of 2002 from $18.1 million in the same period in 2001.

      Total network applications revenue increased $6.2 million, or 67%, to $15.7 million in the three months ended September 30, 2002 from $9.5 million in the same period in 2001. Network application software license revenue increased $4.4 million, or 304%, to $5.9 million in the third quarter of 2002 from $1.5 million in the same period in 2001. The increase in license revenues in the three months ended September 30, 2002 is due to significant Wireless Internet Gateway sales, a new message notification software sale and a large location platform project. Network application service revenue increased $1.8 million, or 23%, to $9.8 million in the third quarter of 2002 from $8.0 million in the third quarter of 2001. This increase is primarily due to installation services and hardware related to the increase in license revenue and the growth in our E9-1-1 business during 2001 and the first nine months of 2002.

      Network solutions revenue decreased $1.1 million, or 13%, to $7.5 million for the third quarter of 2002 from $8.6 million in the same period in 2001. The variances in revenue between periods are primarily due to changes in the mix of projects.

      Direct Cost of Revenue. Total direct cost of revenue increased $2.0 million, or 18%, to $13.1 million in the third quarter of 2002 from $11.1 million in the same period in 2001. As a percentage of revenue, direct cost of revenue decreased to 56% in the third quarter of 2002 from 61% in the third quarter of 2001.

      Direct cost of network applications increased $3.9 million, or 95%, to $8.0 million in the third quarter of 2002 from $4.1 million for the same period in 2001. The increase in direct cost of network applications is primarily a result of an increase in labor and other direct costs of a large location platform project, hardware costs associated with our license sales and costs associated with E9-1-1 deployment and operations. As a percentage of related revenue, direct cost of network applications increased from 43% in the third quarter of 2001 to 51% in the third quarter of 2002. The increase in direct cost of network applications as a percentage of revenue is due to lower margins in our service bureau business resulting from pricing pressures as well as an increase in software projects that require significant customization. These types of software projects generally have a lower margin than software sales that do not require customization.

      Direct cost of network solutions decreased $1.9 million, or 27%, to $5.1 million in the third quarter of 2002 from $7.0 million for the same period in 2001. The decrease in direct cost of network solutions is a result of the decrease in project volume generating network solutions revenue. As a percentage of related revenue, direct cost of network solutions decreased to 68% in the third quarter of 2002 from 81% for the third quarter 2001. Network solutions projects have variable margins that fluctuate based on the type and complexity of the projects. The variances in margins between periods are primarily due to changes in the mix of projects.

      Research and Development Expense. Research and development expense was $4.2 million for the three months ended September 30, 2002 compared to $4.9 million for the three months ended September 30, 2001. The decrease is due to an increase in the capitalization of software development related to the Xypoint Location PlatformTM and the timing and mix of projects in development.

      Sales and Marketing Expense. Sales and marketing expense decreased $1.0 million, or 30%, to $2.2 million in the third quarter of 2002 from $3.2 million for the same period of 2001. Our sales and marketing expenses have decreased due to an effort to more effectively target certain markets while reducing overall operating expenses.

      General and Administrative Expense. General and administrative expense decreased $0.5 million, or 17%, to $2.9 million in the third quarter of 2002 from $3.4 million for the same period in 2001. The decrease in general and administrative expenses reflects management’s focus to reduce costs.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $0.3 million, or 27%, to $1.6 million in the three months ended September 30, 2002 from $1.3 million in the three months ended September 30, 2001. The increase in depreciation and amortization expense is due to the increase in equipment acquired for our network operations center, software testing and local area network (LAN) updates.

      Amortization of Software Development Costs. Amortization of software development costs decreased to $1.2 million in the three months ended September 30, 2002 from $1.4 million for the same period in 2001. Amortization expense as a percentage of software license fees were approximately 21% for the three months ended September 30, 2002 and approximately 96% for the three months ended September 30, 2001. The decrease in the percentage of software license fees is due to the significant increase in license revenue in the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

      Amortization of Intangibles and Impairment Charge. Amortization of intangibles aggregated $0.1 million for the three months ended September 30, 2002 compared to $3.2 million for the same period in 2001. In September 2001, we recorded an impairment charge of $43.0 million, of which approximately $39.0 million related to goodwill and $4.0 million related to acquired technology. The remaining identifiable intangible asset of approximately $1.6 million consists of a trade name acquired in the Xypoint acquisition and will continue to be amortized over the remaining useful life of 15 months.

      Interest Expense. Interest expense was $0.2 million for the three months ended September 30, 2002 and 2001.

      Interest and Other Income. Interest income and other income was $0.2 million for the three months ended September 30, 2002 compared to $0.4 million for the same period in 2001. The change in interest and other income was primarily due to a decrease in interest income earned. The decrease in interest income earned is primarily due to the decrease in our cash balance.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Revenue. Total revenue increased $12.5 million, or 24%, to $64.0 million in the first nine months of 2002 from $51.5 million in the same period in 2001.

      Total network applications revenue increased $8.8 million, or 31%, to $37.1 million in the nine-month period ended September 30, 2002 from $28.3 million in the same period in 2001. Network application software license revenue increased $3.1 million, or 39%, to $11.0 million in the nine months ended September 30, 2002 from $7.9 million in the same period in 2001. The increase is primarily due to revenue recognized from a large location platform project. Network application service revenue increased $5.7 million, or 28%, to $26.1 million in the third quarter of 2002 from $20.4 million in the third quarter of 2001. This increase is primarily due to the growth in our E9-1-1 business.

      Network solutions revenue increased $3.8 million, or 16%, to $26.9 million for the third quarter of 2002 from $23.1 million in the same period in 2001. Revenue in the nine months ended September 30, 2002 was higher than in the same period in 2001 primarily due to a significant multi-month project and our new product offering SwiftLinkTM.

      Direct Cost of Revenue. Total direct cost of revenue increased $11.4 million, or 40%, to $39.7 million in third quarter of 2002 from $28.3 million in the same period in 2001. As a percentage of revenue, direct cost of revenue increased to 62% in the third quarter of 2002 from 55% in the first nine months of 2001.

      Direct cost of network applications increased $8.8 million, or 79%, to $19.9 million in the nine months ended September 30, 2002 from $11.1 million for the same period in 2001. The increase in direct cost of network applications is primarily a result of an increase in labor and other direct costs of a large location platform project, hardware costs associated with our license sales and costs associated with E9-1-1 deployment and operations. As a percentage of related revenue, direct cost of network applications increased from 39% in the third quarter of 2001 compared to 54% in the third quarter of 2002. The increase in direct cost of network applications as a percentage of revenue is due to lower margins in our service bureau business resulting from pricing pressures as well as an increase in software projects that require significant customization. These types of software projects generally have a lower margin than software sales that do not require customization.

      Direct cost of network solutions increased $2.6 million, or 15%, to $19.8 million in the third quarter of 2002 from $17.2 million for the same period in 2001. As a percentage of related revenue, direct cost of network solutions was 74% in the first nine months of 2002 and 2001. Network solutions projects have variable margins that fluctuate based on the type and complexity of the projects. The variances in margins between periods are primarily due to changes in the mix of projects.

      Research and Development Expense. Research and development expense decreased $1.4 million, or 9%, to $12.7 million in the nine months ended September 30, 2000 from $14.1 million for the same period in 2001. The decrease is due to the timing and mix of projects in development. Specifically in 2001, research and development expense included projects related to Nomad. Development on those projects was ceased, because management did not believe that market demand was sufficient to warrant further development and commitment of resources.

      Sales and Marketing Expense. Sales and marketing expense decreased $3.5 million, or 32%, to $7.6 million in the first nine months of 2002 from $11.1 million for the same period of 2001. Our sales and marketing expenses have decreased due to an effort to more effectively target certain markets while reducing overall operating expenses.

      General and Administrative Expense. General and administrative expense decreased $1.8 million, or 16%, to $9.2 million in the nine months ended September 30,2002 from $11.0 million for the same period in 2001. The decrease in general and administrative expenses reflects management’s focus to reduce costs.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $1.5 million, or 46%, to $4.8 million in the nine months ended September 30, 2002 from $3.3 million for the same period in 2001. The increase in depreciation and amortization expense is due to the increase in equipment acquired for our network operations center, software testing and local area network (LAN) updates.

      Amortization of Software Development Costs. Amortization of software development costs were $3.6 million for the nine months ended September 30, 2002 and 2001. Amortization expense as a percentage of software license fees decreased to 33% in the third quarter of 2002 from 45% for the same period in 2001 as a result of the increase of software license fee revenue that has been recognized in the nine months of 2002 as compared to the same period in 2001.

      Amortization of Intangibles and Impairment Charge. Amortization of intangibles aggregated $0.4 million for the nine months ended September 30, 2002 compared to $9.1 million for the same period in 2001. In September 2001, we recorded an impairment charge of $43.0 million, of which approximately $39.0 million related to goodwill and $4.0 million related to acquired technology. The remaining identifiable intangible assets of approximately $1.6 million consist of trade name acquired in the Xypoint acquisition and will continue to be amortized over the remaining useful life of 15 months.

      Acquired In-Process Research and Development. In connection with our acquisition of Xypoint in January 2001, we allocated $9.7 million of the $69.1 million purchase price to in-process research and development projects. The value allocated to projects identified as in-process research and development of Xypoint’s product suite was charged to expense immediately following completion of the acquisition. This write-off was necessary because the acquired in-process research and development had not yet reached technological feasibility and had no future alternative uses, and the related products under development may not have achieved commercial viability. The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements.

      In September 2001, we ceased further development of two technologies — Nomad and InfoLink — as we did not believe that market demand was sufficient to warrant further development and commitment of resources. As of September 30, 2002, the remaining four technologies that were underway as of the acquisition have been completed and have been incorporated into our E9-1-1 service bureau offering, Voyager platform and TCS Xypoint® Location Platform. We completed the core development of these technologies within our original estimate of $6.7 million. The four completed technologies will continue to be enhanced as our product offerings and platforms evolve.

      Interest Expense. Interest expense increased $0.5 million to $1.0 million for the nine months ended September 30, 2002 compared to $0.5 million for the same period in 2001. The increase in interest expense is due to the increases in capital leases in 2001 and fees associated with obtaining our new line of credit.

      Interest and Other Income. Interest and other income was $0.3 million for the nine months ended September 30, 2002 compared to $1.6 million for the same period in 2001. The change in interest and other income was primarily due to a decrease of $1.3 million in interest income earned. The decrease in interest income is primarily a result of the decrease in our cash balance.

Liquidity and Capital Resources

      We have funded our operations and capital expenditures primarily using net proceeds from our initial public offering in August 2000, which generated approximately $83.2 million, as well as revenue from our operations and various borrowing arrangements. In 2001, our borrowing arrangements provided funding primarily through capital lease obligations. In the third quarter of 2002, as an alternative to leasing, we borrowed $2.6 million on a term basis to fund fixed asset purchases. As of September 30, 2002, we had $23.7 million in cash and cash equivalents and working capital of $32.0 million.

	For the nine months ended
	September 30,

	2002	2001

	(in thousands)
Net Cash provided by (used in):
Operating activities	$(14,851)	$(7,919)
Investing activities	(4,690)	(11,846)
Financing activities	326	(1,821)

      Net cash used in operations for the nine months ended September 30, 2002 increased $6.9 million compared to the same period in 2001. Net cash used in operations increased due to a $14.7 million increase in working capital partially offset by $7.8 million in improved earnings before non-cash charges. The changes in our working capital vary primarily based on the timing of billings and collections for long-term projects and license sales.

      Net cash used in investing activities includes $3.5 million of payments received from employees, $7.1 million in expenditures related to telecommunications and computer hardware as well as investments in network application software development and $0.9 million used to acquire the assets of Open Telephone Network, Inc. (Otelnet). The increase in our investment in network application software development in the first nine months of 2002 compared to the same period in 2001 is due to the capitalization of development costs for a new product offering, the TCS Xypoint® Location Platform.

      Net cash provided by financing activities includes proceeds from a $2.6 million loan to primarily fund equipment purchases and an increased use of cash for payments on capital lease obligations. The debt bears interest at a rate of 7.75%, and matures March 31, 2004. At the option of the lender, the terms of the note may be renegotiated before March 31, 2004 and extended for an additional 18 months. The debt is secured by the accounts receivable of one customer.

      As of September 30, 2002, our most significant commitments consisted of obligations under capital leases, non-cancelable operating leases and notes payable. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of September 30, 2002, our commitments consisted of the following (amounts in thousands):

	Total	2002	2003-2004	2005-2006

Capital Lease Obligations	$5,896	$879	$5,001	$16
Operating Leases	4,438	465	3,509	464
Notes Payable	2,633	201	2,432	—

Total Contractual Cash Obligations	$12,967	$1,545	$10,942	$480

      On September 24, 2002 we acquired substantially all of the assets of Open Telephone Network, Inc. The purchase price of approximately $1,188 includes $261 of common stock, $180 of cash payments and $747 of acquisition and integration costs. We issued 232,210 shares of Class A Common Stock, valued at $1.13 per share, the average market price per share of our Class A Common Stock two days before September 24, 2002, the closing date of the acquisition. An additional 232,210 shares of our Class A Common Stock are being held in escrow until gross profits of $1.0 million related to Otelnet products is realized. If the gross profit target is not met by December 31, 2003, then the shares held in escrow will be returned to us. Additional contingent consideration will by calculated as a percentage of gross profits achieved. For example, if gross profits from the sale of Otelnet products each $2.0 million by December 31, 2003 and are over and above the criteria to earn the escrow shares, the value of the additional consideration would be $0.8 million. There are no contingent payments beyond the year ended December 31, 2003. The additional payments can be made either in cash or Class A Common Stock at our option. Any contingent payments made will be accounted for as additional consideration. The additional payments can be made either in cash or Class A Common Stock at our option.

      In May 2002, we entered into an agreement with Silicon Valley Bank for a $15.0 million line of credit. The line of credit is secured by accounts receivable and bears an interest rate of prime plus 1.5%. The line of credit will expire in April 2004. As of October 25, 2002, there were no borrowings outstanding under the line of credit.

      We currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months, but unanticipated events and opportunities may make it necessary for us to return to the public markets or utilize credit facilities or raise capital in private transactions in order to meet our capital requirements.

Related Party Transactions

      During 2001 and 2000, we made loans to six senior executives, including our founder and CEO, totaling $4.9 million. All loans and their terms were presented to and approved by the Board of Directors. These loans bore interest based on the prime rate plus one to two percent (i.e. from 6.5% to 7.5%) and meet Internal Revenue Service guidelines. All loans to employees were full recourse and were collateralized by shares of our stock owned by the employees and their in-the-money vested stock options.

      A loan of $1.3 million was made in late 2000 to one executive as part of a recruitment package and was repaid in December 2001. A loan of $2.5 million to our founder and Chief Executive Officer was made as a successor to a share sale program which had resulted in chronic downward pressure on the market price of our common stock. That loan was repaid in full in accordance with the terms of the original loan agreement on August 29, 2002.

      The other executives incurred obligations primarily from taxes incurred by them as a result of their exercise of stock options to acquire shares of our common stock at the time of our initial public offering. We concluded that concentrated selling of our stock by insiders during a period of thin trading volume and depressed market conditions would not be in the best interests of shareholders. As of September 30, 2002, substantially all loans due from other executives were repaid in accordance with the terms of their agreements. The remaining $29,000 receivable from an employee represents one fully collateralized loan under which annual payments are required through 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      We have limited exposure to financial market risks, including changes in interest rates. The interest rate on our revolving line of credit facility varies depending on the lender’s prime rate. A hypothetical 100 basis point increase in the lender’s prime rate would have an immaterial annual impact on our results of operations. Our capital leases have fixed interest rates; therefore, changes in interest rates will not materially impact our results of operations. At September 30, 2002, we had cash and cash equivalents of $23.7 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would increase our net loss for the three and nine month periods ended September 30, 2002 by less than $65,000 and $258,000, respectively, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

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

Item 4.     Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

      There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. — OTHER INFORMATION

Item 1.  Legal Proceedings

      In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. Telecommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No.01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our common stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate common stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of common stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and that the underwriters violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.

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

Item 2.  Changes in Securities and Use of Proceeds

      From August 7, 2000, the effective date of the Company’s Registration Statement on Form S-1, to September 30, 2002, the Company’s use of net offering proceeds was as follows:

(000s)

Net offering proceeds to issuer	$83,190
Use of proceeds:
Acquisitions	3,956
Property and equipment	6,767
Working capital	38,016
Repayment of indebtedness	10,738
Temporary investments:
Cash and cash equivalents	23,713

$83,190

      On September 24, 2002 we completed our acquisition of Open Telephone Network, Inc. (“Otelnet”) for a total purchase price of $1.2 million. We issued a total of 464,420 shares of Class A Common Stock, of which 232,210 shares are being held in escrow. If $1.0 million of gross profit related to Otelnet products is realized by December 31, 2003, then the escrowed shares will be released. Additional consideration is payable, either in cash or Class A Common Stock, if 2002 and 2003 Otelnet product gross profit exceeds $1.0 million.

Item 3.  Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      Maurice B.Tosé, President and Chief Executive Officer, and Thomas M. Brandt, Jr., Senior Vice President and Chief Financial Officer, each has signed the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002. Both certifications are filed herewith as Exhibits 99.02 and 99.03.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Description

Exhibit 99.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.03	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

           None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of October, 2002.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ MAURICE B. TOSÉ

Maurice B. Tosé
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MAURICE B. TOSÉ Maurice B. Tosé	President and Chief Executive Officer	October 28, 2002
/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 28, 2002

CERTIFICATIONS

I, Maurice B. Tosé, certify that:

      1) I have reviewed this quarterly report on Form 10-Q of TeleCommunication Systems, Inc.;

      2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6) The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ MAURICE B. TOSÉ

Maurice B. Tosé
President and Chief Executive Officer

I, Thomas M. Brandt, Jr., certify that:

      1) I have reviewed this quarterly report on Form 10-Q of TeleCommunication Systems, Inc.;

      2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6) The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ THOMAS M. BRANDT, JR.

Thomas M. Brandt, Jr.
Senior Vice President and Chief
Financial Officer