Form 10-K
period 2002-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2003-03-03
CIK 1111665

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002 OR
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer, as defined Securities Exchange Act Rule 12 b-2:  Yes ☐ No ☒

     As of June 28, 2002, the aggregate market value of the Class A Common Stock held by non-affiliates, as reported on the NASDAQ National Market, was approximately $35,219,680.*

     As of February 14, 2003 there were 19,691,933 shares of Class A Common Stock and 9,890,960 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which Incorporated

Proxy Statement related to registrant’s Annual Meeting of Stockholders to be held on June 12, 2003	Part III

* Excludes 1,142,798 shares of Class A Common Stock deemed to be held by officers and directors and stockholders whose ownership exceeds ten percent of the shares outstanding at June 28, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possess the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Report of Independent Auditors
TeleCommunication Systems, Inc. Consolidated Balance Sheets (amounts in thousands, except share data)
TeleCommunication Systems, Inc. Consolidated Statements of Operations (amounts in thousands, except per share data)
TeleCommunication Systems, Inc. Consolidated Statements of Stockholders’ Equity (amounts in thousands, except share data)
TeleCommunication Systems, Inc. Consolidated Statements of Cash Flows (amounts in thousands)
TeleCommunication Systems, Inc.
Deed of Lease
Consent of Ernst & Young LLP
Risk Factors
Certification
Certification

i

     This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. These forward-looking statements relate to our plans, objectives and expectations for future operations. We base these statements on our beliefs as well as assumptions made using information currently available to us. In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this document should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Annual Report on Form 10-K as a result of factors discussed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, the matters discussed in “Risk Factors Affecting our Business and Future Results”, which are included as Exhibit 99.01 hereto, and those factors discussed elsewhere in this Annual Report on Form 10-K including, changes in economic conditions, technology and the market in general, and our ability to adapt our products and services to these changes. We undertake no obligation to release publicly the results of any future revisions we may to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

Item 1. Business

Overview

     We operate three interrelated business units providing location and text messaging software to wireless carriers, enhanced 9-1-1 public safety services for wireless carriers, and highly reliable and secure network integration and communications systems for government customers.

     Our Network Software products enable wireless carriers to deliver short text messages, location information, internet content, alerts and privacy information and other enhanced communication services to and from wireless phones. We earn network software revenue through the sale of licenses, deployment and customization fees and maintenance fees. Pricing is generally based on the volume of capacity bought from us by the carrier.

     Our Service Bureau segment provides enhanced wireless 9-1-1 (E9-1-1) services and hosted inter-carrier text message distribution services. We deliver our E9-1-1 and hosted messaging services via our carrier grade network operations centers, using a service bureau business model. As a service bureau we allow customers to acquire use of our software functionality through network connections to and from our facilities and to pay us monthly based on service coverage volume, generally measured by number of subscribers, cell sites, or call center circuits, or by message volume.

     Our Network Solutions segment designs, installs and operates wireless and data network communication systems, including our SwiftLink™ compact deployable products, and high speed, satellite, Internet protocol solutions principally for government customer enterprise networks. We have been performing contract task orders for federal defense customers for more than 15 years.

     Since our founding in 1987 we have provided communication systems integration and software solutions to the U.S. Department of Defense and other government customers. In 1996, we entered into a development agreement with Lucent Technologies to develop and co-own Short Message Service Center application software for wireless carrier customers, and we have subsequently developed proprietary carrier software applications. In January 2001, we acquired Xypoint Corporation and are now a leading provider of enhanced wireless E9-1-1 services and software for wireless carrier location-based services. During the fourth quarter of 2002, we received ISO 9001 certification through an audit by an independent third party in accordance with the standard, verifying that we have an effective, documented quality management system in place.

     We have continuously expanded our portfolio of proprietary wireless technology and customer base. As of December 31, 2002, we had deployed 82 software systems for our customers in wireless carrier networks around the world, including those of Verizon Wireless, Vodafone, Cingular, T-Mobile, Alltel, Qwest and Hutchison 3G. Our wireless E9-1-1 service is used by 26 U.S. carrier networks, and more than 170 of our SwiftLink™ deployable communication systems are in use for security, defense, and law enforcement around the world.

Market Opportunities

     The following trends are driving demand for our products and services:

     Growth in Wireless Device Functionality. The use of wireless communications has increased significantly in recent years, driven by expanded wireless network coverage, upgraded high-speed digital wireless networks, more affordable wireless communications service plans, and higher quality and less expensive wireless devices. According to the GSM Association, a membership group of wireless network operators, the number of worldwide cellular subscribers has grown from 88 million subscribers in 1995 to over 1 billion subscribers by mid-year 2002. Wireless carriers can increase average revenue per user (ARPU), differentiate their service offerings from competitors, improve customer loyalty and increase minutes of use by offering services that connect wireless users to the Internet and corporate intranets.

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

     Growing Use of Wireless Communications Technology for Defense, Intelligence and Security. Wireless communications in emergencies is of paramount importance, as emergency personnel need instant access to be able to communicate and share information across agencies and departments. The White House has identified over 2 million First Responders in the U.S. that are America’s frontline soldiers in time of crises and emergencies. First Responders include over 1 million firefighters, approximately 850,000 law enforcement personnel, and over 155,000 emergency medical technicians. The importance of wireless communications in times of crises is recognized under the Homeland Security Act, which authorizes over $1 billion dollars of federal spending in fiscal year 2003 to support wireless communications infrastructure for interoperability among First Responders. Our expertise in the areas of wireless 911, location and messaging services, and secure satellite communications, can be leveraged to provide the needed wireless infrastructure for America’s First Responders and we are currently pursuing opportunities to provide such products and services. Our SwiftLink™ deployable communication systems are also increasingly used by military and other government agencies around the globe for communications in times of emergencies. SwiftLink™ is designed to provide secure voice and data communications through encrypted satellite links.

     Location Services. A driver of wireless communications growth is the delivery of timely, highly specialized, interactive and location-specific information and advertising content. According to a June 2002 report from IDC, a provider of technology market research, U.S. consumer users of location-based services will increase from 2 million in 2002 to over 40 million by 2005. Advertisers, content providers and other businesses benefit from the ability to communicate and transact business in more direct and efficient ways on the Internet. Wireless users benefit from the ability to receive highly customized location-specific information in response to their queries or via targeted advertising content delivered to their specific location. By extending targeted advertising and content via wireless devices, we believe that advertisers, content providers and other businesses can expand the market for their products and content.

     During 2002, Hutchison 3G, one of our customers, began offering digital mapping and location-based services to its wireless subscribers under its “3” brand in its carrier networks. Using location-based software and services through our Xypoint® Location Platform (XLP), the new service allows “3” users to identify their position on a digital map delivered to the handset, then follow directions to services such as hotels, restaurants, shops and other businesses using a detailed real-time display. This application has been first deployed in the United Kingdom and Italy, and will be made available by us to carrier networks in all countries in which Hutchison has 3G interests, including Australia, Austria, Denmark, Hong Kong, Ireland, Israel, and Sweden.

     The FCC’s E 9-1-1 Mandate. The ability to call for help or communicate with family members in need is the primary reason many people cite for having a wireless phone. A key to enhancing personal safety through a cell phone is the availability of enhanced 911 (E9-1-1) wireless capabilities.

     In 1996, the Federal Communications Commission (FCC) mandated the adoption of E9-1-1 technology by wireless carriers in two phases. Phase I requires wireless carriers to provide the public safety answering point (PSAP) receiving the call with the E9-1-1 caller’s telephone number and the location of the call sector from where the call was made. Phase II will require wireless carriers to locate wireless E9-1-1 callers with more precise location parameters specified in the FCC guidelines.

     The FCC requires wireless carriers to issue quarterly reports as to their progress and compliance with FCC-mandated deployment schedules. Additionally, the FCC has mandated schedules for conversion of wireless subscriber handsets to models capable of providing geographic location information such as GPS (Global Positioning Systems). As of October 2002, about 43% of U.S. jurisdictions had implemented Phase I service, and only 1% had implemented Phase II, according to the National Emergency Number Association. We are under long-term contracts, three to five years, with 26 wireless carriers, including 5 of the 10 largest, to provide both Phase I and Phase II E9-1-1 service.

     Growth of the Internet, Corporate Intranets, E-Mail and Short Messaging. The Internet and internal corporate data networks, or intranets, have emerged as global communications channels that allow users to share information and conduct business transactions electronically. E-mail and short messaging services are increasingly important means of communication, with both the number of users and messages per individual projected to increase significantly. In October 2002, In-Stat/ MDR, a high technology research firm, estimated the worldwide wireless Internet market will grow from 74 million wireless internet subscribers at the end of 2001, to more than 320 million subscribers by the end of 2006. The GSM Association released figures in April 2002 showing 75 billion text messages were sent globally during the first quarter of 2002, up 50% over the same quarter in 2001. The Association also estimated the number of text messages to be sent for 2002 should reach 360 billion, up 44% from 250 billion messages sent in 2001.

Business Strategy

     We plan to continue to develop and sell network software and network solutions which we will deliver using software and service bureau/ hosted service business models. Our development investment is focused on the delivery of Internet content, short messages, location information and other enhanced data communication services to and from wireless devices. The key elements of our strategy are to:

•	Adapt our Software and Integration Capabilities to Evolving Carrier and Federal Government Opportunities. Mobile operators and the federal government increasingly seek integrated solutions that can harness both messaging capabilities of networks and location information of end-users. We are uniquely positioned to address the evolving integration needs of our commercial and government clients through our demonstrated expertise in both messaging and location. Mobile operators have invested huge sums in capital expenditures on infrastructure for wireless data and location technologies. While originally envisioned as separate technologies, we have the ability to integrate these two technologies in order to provide value added services and applications to the operators’ end-users. The federal government is also increasingly becoming a “client” of commercial carriers’ networks capabilities. We are working with our government and military clients to tap into this potential, whether for civilian or security requirements. For our government clients, we can also utilize the highest levels of military encryption capabilities for secure communications throughout the globe.

•	Expand Our Sales and Marketing Capabilities. We are developing relationships with communication infrastructure providers in order to expand our sales channels for our network software products and services. For example, we have entered into an agreement with Motorola, Inc. that provides for the joint marketing of our network software products and Motorola’s wireless computer hardware and software products. We have historically leveraged our strategic relationship with Lucent Technologies to market our network software products to wireless carriers. We are adding partnerships for our location technologies.

•	Grow Our Wireless Carrier Customer Base. We now serve or are under contract with 47 wireless carrier networks in 15 countries. We intend to expand our domestic and international carrier base by capitalizing on our relationships with Lucent and Motorola, establish new distribution partnerships and by expanding our own sales and marketing initiatives. We will continue to develop network software for wireless carriers that operate on all major types of networks. We believe the trend towards globalization of communication standards like the Global Standard for Mobile Communications (GSM) represents a significant opportunity for us to increase our wireless carrier base and began installing our software in GSM-based networks.

•	Develop and Enhance Our Technology. We will continue to invest in our underlying technology and to capitalize on our network solutions expertise to meet the growing demand for sophisticated wireless applications. Our product development staff includes 219 engineers who specialize in network software development, service bureau development and network solutions. We also have research and development relationships with wireless handset manufacturers, wireless carriers, and content and electronic commerce providers. Our Voyager™ architecture integrates our presence, privacy, location, call control and messaging technology into an efficient and highly reliable software and service offering. Voyager’s benefits to our carrier customers include reduced costs and economies of scale, increased reliability, more efficient deployments, compatibility with our existing products and a migration path to third generation services.

•	Leverage Our Expertise in Accessing Information Stored Inside Wireless Networks. We will continue to leverage our knowledge of complex call control technology, known as Signaling System 7, to unlock valuable information such as user location, device on/ off status and billing and transaction records that resides inside wireless networks and is difficult to retrieve and utilize. Using this information, we intend to expand our integrated package of products and services for wireless carriers and enterprises.

•	Pursue Select Acquisitions. We intend to selectively pursue acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base.

Product and Service Offerings

     Network Software Licensed Products and Related Services: We design and develop network software for wireless carriers that provides the delivery of secure and personalized content, services and transactions to various wireless devices. In addition, we design and develop custom network software for a variety of telecommunications and information management systems. Our software uses universal industry standards. We specifically design our software for easy implementation, customization and integration with existing networks in order to accommodate future expansion. Network software that we currently offer includes Xypoint® Location Platform, Message Notification Center, Wireless Internet Gateway, Alerts and Notifications and Short Message Portals and Short Message Service Center.

     Xypoint® Location Platform. Our Xypoint® Location Platform software interacts with the wireless network to extract location information concerning a particular user. This location information can be imprecise or precise. Imprecise location provides the cell site and sector that is currently supplying mobile service to the end user and can pinpoint the location of a user to approximately 300m in most urban settings (though the location is often no closer than 3km in rural settings where cell towers are further spaced). Our precise location technology interacts with network triangulation software added to cell towers and switches in the network or can work with systems that interrogate a Geographic Position System (GPS) chip added to the end user’s handset. With precise location, our software can identify the position of an end user to under 50m. The location information our software provides is used by applications to support a variety of services, including E9-1-1, driving directions, identification of locations near the end user (such as gas stations, restaurants, or hotels), and locating other network subscribers near the end user’s current position. Our platform also provides very important privacy controls so that the end user controls which applications have access to the end user’s location.

     Message Notification Center. Our Message Notification Center software enables a carrier service that provides wireless customers with a short text message notification on their wireless phone to alert them to a new voice message on their office phone. The service provides for a one-button reply to the corporate voicemail system using a call back number embedded in the short message.

     Wireless Internet Gateway, Alerts and Notifications and Short Message Portal. Our Wireless Internet Gateway provides a portal for two-way data communication between the Internet and wireless networks. The Wireless Internet Gateway allows end users to customize the services they receive on wireless devices by setting up a user profile through a single Internet-based procedure. Wireless carriers can access these user profiles and usage data to gain a better understanding of customer behavior. The Wireless Internet Gateway allows additional wireless applications to be added as desired. The alerts and notifications capability acquired from Otelnet interoperates in a major North American wireless carrier with our internet gateway technology, and is now offered as part of our complete portal solution.

     Our Short Message Portal software combines the capabilities of the Wireless Internet Gateway and supports registered and unregistered users, personalization, instant messaging and spam blocking capabilities that can be independently customized by the end user. This allows a wireless carrier to provide a unique, customizable user interface for their subscribers in order to support delivering short messages and email to the end user’s mobile devices.

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

     Custom Software Applications. We develop custom software applications to support specific customer requirements. We have historically developed custom applications primarily for government agencies, as well as tailored enhancements of our software products for wireless carrier customers.

     Implementation, Operation and Maintenance Services. We provide implementation, operation and maintenance services in support of our network software. Our engineers install software packages into new and existing networks. This typically involves the staging of equipment, redesign of network connections, modification of software code and on-site installation and testing support. We also provide ongoing operational support, including administration of system components, system optimization and configuration management. Maintenance services include tracking customer support issues, trouble shooting and developing and installing maintenance releases. We typically provide maintenance services for an annual fee paid in advance.

     Service Bureau: We own network operation centers that host software for which customers make recurring monthly usage payments. Our service bureau offerings include E9-1-1, Text Message Distribution Center and other custom software applications. We also provide implementation, operation and maintenance services to support these applications.

     E9-1-1 and Hosted Position Determining Entity (PDE) Applications. Our E9-1-1 service bureau works with wireless carriers and local emergency services in compliance with the Federal Communication Commission requirements. When a wireless subscriber covered by this service makes an E9-1-1 call from his or her wireless phone, the software (1) identifies the call as an emergency call, (2) accesses the handset’s location information from the wireless network (either imprecise or precise), (3) routes the call to the appropriate E9-1-1 jurisdiction, (4) translates the information into a user friendly format, and (5) transmits the data to the local emergency service call center. Our E9-1-1 service operates on a platform that resides at our two fully redundant data centers in Seattle, Washington and Phoenix, Arizona. As of December 31, 2002, we provide E9-1-1 services to 26 wireless carriers, including Verizon, Cingular and US Cellular. A related hosted software service is Qualcomm’s Snaptrack PDE software that enables carriers to access the more precise location data needed for Phase II E9-1-1 compliance without purchasing their own license to the PDE software.

     Text Message Distribution Center. Our Message Distribution Center acts as a clearinghouse that formats and delivers messages to various carrier networks and multiple device types. Our published Application Programming Interface provides Internet software developers and providers of content, such as news and entertainment, with a simple command set to “wireless enable” their software applications. Once integrated into existing software applications, the Application Programming Interface delivers message traffic to our Message Distribution Center.

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

     Network Solutions: Since 1987, our Network Solutions group has designed and installed complex information processing and communication systems for corporate and government enterprise networks. We use a cooperative team approach designed to leverage our diverse technical skills in communications engineering, information systems, software engineering and telephony. We believe our over 15 years of experience meeting high reliability and security requirements differentiates us from other providers of such solutions. Our network solutions primarily include the following types of projects:

     SwiftLink™ Portable Deployable Voice/ Video/ Data Systems. We designed and produce SwiftLink™, lightweight, secure deployable communication systems, which can be immediately deployed in remote areas where other means of reliable communications do not exist. SwiftLink™ provides secure voice, video and data communications for up to eight people and a single person can deploy the system in less than ten minutes creating critical communication channels from any location around the world. Uses include emergency response, news reporting, public safety, drilling and mining operations, field surveys and other activities that require remote capabilities for video and data transmissions.

     Satellite Teleport. We own and operate a high-speed satellite communications teleport in Baltimore, Maryland that is connected to the public switched telephone network via OC-3 fiber optic cable. This facility provides transport services for IP-based media content consisting of Voice Over IP (VOIP), Internet, video and messaging data using Very Small Aperture Terminal (VSAT) satellite technology.

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

Customers

     Network Software. The primary customers for our Network Software are wireless telecommunications carriers, either directly or through our channel partners. Our total network software revenue for the year ended December 31, 2002, included revenue in excess of 10% from the Lucent channel, Verizon Wireless and Hutchison 3G.

     In February 2002 we entered into a master agreement with Hutchison 3G UK Ltd. to license the TCS Xypoint® Location Platform (XLP). Hutchison Whampoa Limited holds a 65 percent stake in Hutchison 3G, and the other major shareholders are NTT DoCoMo (20 percent) and KPN Mobile 15 percent. The XLP system was initially deployed in the UK and Italy and is being made available in every country where Hutchison Whampoa has 3G interests. The Hutchison affiliate list includes United Kingdom, Italy, Sweden, Australia, Austria, Denmark, Israel, Ireland and Hong Kong.

     Service Bureau. We have multi-year contracts with 26 U.S. wireless carriers. Significant service bureau customers include United States Cellular Corporation, Cingular Wireless and Verizon Wireless and America Online.

     Network Solutions. Our major network solutions customers include the U.S. Department of Defense, U.S. Department of State, the General Services Administration, the City of Baltimore, Computer Sciences Corporation, and Northrop Grumman. Our network solutions projects typically run from one to twelve months and involve three to ten personnel.

     Backlog. As of January 31, 2003, we had unfilled orders, or backlog, of approximately $78.4 million, of which $3.5 million was in our network software segment, $64.0 million in our service bureau segment and $10.9 million in our network solutions business. Total backlog as of January 31, 2002 was $26.1 million. Approximately $35.2 million of January 31, 2003 backlog is expected to be realized in 2003. Backlog for our service bureau is computed by multiplying the most recent month’s recurring revenue times the remaining months under existing long-term agreements with no assumption as to additional deployments. The backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog is also subject to cancellation for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or future revenue.

Sales and Marketing

     We sell our network software products and services through our direct sales force and through indirect channels. Our direct sales force consists of 13 professionals. We have also historically leveraged our relationship with Lucent to market our network software products to wireless carrier customers and we added Motorola as a sales channel in 2001. During the indirect sales process, as well as during installation and maintenance, we have extensive direct contact with prospective carrier customers. We are pre-qualified as an approved vendor for federal, state and local government contracts.

     We will continue to leverage our relationships with industry leaders and to expand and diversify our own sales and marketing initiatives to increase our sales to wireless carriers. Our marketing efforts also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.

Competition

     The market for our products and services is competitive. The adoption of industry standards may make it easier for new market entrants to compete with us. We expect that we will compete primarily on the basis of the functionality, price, breadth, time to market, ease of integration and quality of our products and services. The market and competitive conditions are continually developing. Our network software products compete with many similar products provided by other companies. We are not aware of competitors who offer the same range of products and services to both commercial and government customers as we do. It is difficult to present a meaningful comparison between our competitors and us because there is a large variation in revenue generated by different customers, different products and services, as well as the different combinations of products and services offered by our competitors. We cannot, therefore, quantify our relative competitive position.

     Our current and potential competitors include:

•	Software Developers and Integrators. LogicaCMG plc; Comverse, Inc.; Openwave Systems, Inc.; SchlumbergerSema, unit of Schlumberger Ltd.

•	Wireless Service Bureau Companies. InfoSpace, Inc.; InphoMatch, Inc.; Intrado Inc.; local exchange carriers

•	Telecommunications Equipment Vendors. ADC Telecommunications, Inc.; LogicaCMG plc; Comverse, Inc.; Ericsson Inc.; Lucent Technologies, Inc.; Motorola, Inc.; Nortel Networks Corporation

•	Information Technology Solutions Providers. American Management Systems, Inc.; Accenture; BTG, Inc.; Computer Sciences Corporation; Electronic Data Systems Corporation; Keane, Inc.; Northrop Grumman

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

Research and Development

     Technology challenges in the rapidly evolving wireless data market include:

•	Ability to Access Information Stored Inside Wireless Networks. There is a significant amount of information stored within wireless networks. Wireless intelligent networks manage mobility features, including call routing, roaming, and short messaging, and collect information such as user location, device on/ off status (caller “presence”) and billing and transaction records. This information is transmitted within wireless networks through complex call control technology, known as Signaling System 7. However, this information is not readily accessible to most software developers.

We have extensive knowledge of the Signaling System 7 technology. We use this knowledge to develop network software that accesses the information stored inside wireless networks to provide enhanced data services and features. For example, our products can use device on/ off status information and hold messages until a device has been turned on in order to ensure delivery of a message, to deliver only the most recently updated version of repeated messages, such as weather or stock quotes, and to notify members of a chat group of current participant availability. Our software also accesses the location of the end user and provides this information to applications such as routing and presentation services needed to support E9-1-1.

•	Compatible Industry Standards. Enterprises seeking to communicate with mobile employees and customers encounter a wide variety of wireless carriers, networks and devices. Enterprises must be able to identify their end users’ wireless carriers and device types and deliver information through each carrier’s specific message delivery system to these devices. Furthermore, wireless carriers use different types of wireless network technology, which require different messaging formats.

Our products enable enterprises to deliver information to a wide variety of wireless devices and carrier networks and to be compatible with the existing systems of wireless carriers, wireless location determination technology companies and Internet protocols. We design products to be compatible with major types of wireless networks, including Time Division Multiple Access (TDMA), Code Division Multiple Access (CDMA), Global Standard for Mobile Communications (GSM), Integrated Digital Enhanced Network (iDEN) and Advanced Mobile Phone Service (AMPS). We are a founding member of the Short Message Service (SMS) Forum and the Presence and Availability Management (PAM) Forum as well as a member of the Open Mobile Alliance (OMA). Our design products are compliant with the American National Standards Institute (ANSI) and International Telecommunications Union (ITU) standards.

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

We design our software to be compatible with carrier network systems and existing software applications. In addition, our software enables carriers to easily accommodate additional capacity requirements. Our applications and services can be deployed as an application suite or individually depending on the wireless carrier’s or other service provider’s needs. As a result, our software provides for the cost-effective and rapid introduction of new services and the expansion of existing services. This allows us to offer solutions that support existing analog, 2nd generation digital standards (2G) as well as support the higher speed 3rd generation (3G) standards. This enables a carrier that uses our services to support existing end users and services while allowing them to migrate these services to the future technologies.

     Our success depends on a number of factors, which include our ability to identify and respond to emerging technological trends in our target markets, to develop and maintain competitive products, to enhance our existing products by adding features and functionality that differentiate the products from those of our competitors and to bring products to market on a timely basis and at competitive prices. Our staff includes 219 engineers who specialize in network software development and network solutions. Since 1996, we have made substantial investments in research and development; substantially all of which has been devoted to the development of network software products and services, including our Voyager™ architecture, Xypoint® Location Platform, Wireless Internet Gateway, Short Message Service Center and E9-1-1. Our research and development expenditures, including capitalized software development costs, for the years ended December 31, 2002, 2001 and 2000 were approximately $21.8 million, $23.0 million and $7.4 million, respectively.

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

     We currently hold five U.S. issued patents relating to wireless text messaging, number portability, emergency public safety data routing and personal communications systems. We have filed 30 additional U.S. patent applications and six international patent applications for certain apparatus and processes we believe we have invented to enable key features of the locations services, wireless text alerts, Short Message Service Center, Prepaid Wireless, Mobile Originated data and E9-1-1 network software. There is no assurance that these patent applications will result in a patent being issued by the U.S. Patent and Trademark Office or other patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. With regard to certain Prepaid Wireless software, we have agreed with Lucent that we will each have an equal title interest in patent applications relating to joint inventions. Additionally, foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed.

     We currently hold nine registered trademarks, “QueryNet®” (U.S.), “Enabling Convergent Technologies®” (U.S), “reachNet®” (U.S.), “Urgent Agents®” (EC), “XYPOINT®” (U.S., Canada, Great Britain and EC), “XYBOX®” (U.S.), “XYPOINT Technology®” (EC), “MO Chat®” (U.S) and “WINSuite®” (U.S.).

     We have filed applications to register the marks “SwiftLink™”, “MO Menus™,” “MO Buddies™”, “MO Mail™”, “MobiChat™”, “Gabriel™”, “MoCafe™”, “PreferPay™”, “Urgent Agents™”, “Connections that Matter™”, “ARPU and design™”,“XLP™” and “Smart Carriers Prefer Intelligent Network Solutions™” on the Principal Register of the United States Patent and Trademark Office. We also have applications pending in Canada to register “Xypoint” and “ XLP” in the European Community. This Form 10-K also includes tradenames, service marks and trademarks of other companies. All other brand names or trademarks appearing in this Form 10-K are the property of their respective holders.

     Under our development agreement with Lucent, we developed the Short Message Service Center software in late 1996 and Prepaid Wireless software in mid-1998. Under the development agreement, we share ownership rights in these software applications with Lucent. The scope of each party’s ownership interest in these software applications is subject to each party’s various underlying ownership rights in intellectual property and also to confidential information contributed to the applications, and could be subject to challenge by either party.

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

Sales Channel Relationships

     In April 1996, we entered into a non-exclusive development agreement with Lucent Technologies, Inc. under which we developed network software that Lucent sells to its wireless carrier customers. Under the agreement, we developed the Short Message Service Center, a software application that allows wireless device users to send and receive text or data messages. We share ownership rights in this application with Lucent, subject to each party’s prior underlying ownership rights in intellectual property and confidential information contributed to the applications. We have the right to share revenue from Lucent’s sales to its wireless carrier customers. The agreement may be terminated by mutual consent, or by either party if the other party commits any material breach of its obligations and fails to cure within 30 days’ written notice of such breach. Either party may buy out the other’s right to receive future revenue from the sale of these software applications in exchange for a negotiated lump-sum payment. Under the original development agreement, we agreed to share revenue equally with Lucent from the sale of the Short Message Service Center and Prepaid Wireless software applications. We negotiate the initial license fees paid to us by Lucent for Wireless Internet Gateway sales on a case-by-case basis. Generally, Lucent has paid us fees ranging between 75% and 90% of the sale value. Our Lucent relationship provides us with several competitive advantages, including access to Lucent’s sales and marketing resources, lab facilities, and proprietary hardware and software. We have extensive direct contact with prospective customers during the sales process, as well as during installation and maintenance.

     In 1998, we developed a Prepaid Wireless application under our original Lucent agreement. In April 2000, we signed an amendment to the development agreement pursuant to which Lucent ceased to market the Prepaid Wireless software application that we developed under the development agreement and instead began to market and sell their new Converged Prepaid Wireless Software. Lucent has agreed to share revenue with us from the sale of their Converged Prepaid Wireless software application until March 31, 2004.

     We perform maintenance for our network software sold by Lucent and also provide a limited 90-day warranty on those applications. Maintenance revenue for these software applications is determined as a percentage of the related license sale. The product type and the range of related license revenue define the maintenance fee percentages. The maintenance fee percentages assigned to these ranges are used to determine maintenance revenue. In April 2000, we modified the maintenance provision of the development agreement. In exchange for providing additional maintenance and training support, including a toll free support line, a toll free facsimile line, an Internet address and training for Lucent employees on software developed agreement, we will receive fees based on a percentage of total sales or the collected maintenance fees. We will receive approximately 83% of the total maintenance fees collected.

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

     The FCC has adopted requirements for cellular and other commercial mobile radio service providers to implement E9-1-1 services. These services provide emergency service providers with the ability to better identify and locate callers using wireless services. Phase I of the FCC’s E9-1-1 mandate required that by April 1998 carriers deploy technology capable of providing public safety dispatchers a broad location estimate of a E9-1-1 caller. Phase II of the FCC’s E9-1-1 rules requires carriers to deliver to dispatchers more specific latitude and longitude location information, a capability called automatic location identification. Phase II capabilities, subject to certain conditions, are scheduled to be phased in between October 1, 2001 and December 31, 2005. Several national wireless carriers, including Sprint PCS, AT&T Wireless, Cingular Wireless, Nextel Communications and Verizon Wireless have obtained waivers of aspects of the Phase II compliance deadline. All carriers that have received a Phase II compliance waiver must meet new carrier-specific compliance requirements imposed by the FCC. Beginning February 1, 2002 through February 1, 2006, all carriers that received a Phase II compliance waiver must file with the FCC quarterly reports detailing their progress towards Phase II compliance. The FCC has pending a proceeding to adopt privacy principles to assure that a caller’s location information is adequately protected. The Commission also initiated a technical inquiry to develop information on issues affecting the deployment of E9-1-1 systems. The information developed in technical inquiry will be used to assist the FCC in further identifying wireless E9-1-1 deployment issues and assessing possible obstacles to timely development.

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

Employees

     As of December 31, 2002, we had 480 employees, 470 full-time and 10 part-time, of which 219 were engineers who specialize in network software development, service bureau development and network solutions. We believe relations with our employees to be good. None of our employees are represented by a union.

Item 2. Properties

     Our principal executive office is located in Annapolis, Maryland in a 33,948 square foot facility under a lease expiring in March 2005. We have a second 31,371 square foot facility in Annapolis, Maryland under lease. This lease began on May 1, 2000 and will expire in April 2005. Our Southeast Regional office is located in Tampa, Florida in a 7,376 square foot facility under a lease expiring in December 2005. We have two offices in Seattle, Washington. One office is a 22,406 square foot facility under a lease that expires in April 2004 and the other is a 16,548 square foot facility under a lease that expires April 2004. We also have a hosting facility in Phoenix, Arizona in a 1,387 square foot office under a lease that expires in February 2004.

     Because the leases for substantially all of our Annapolis, Maryland office facilities, including our principal executive office, will expire in early 2005, we have begun planning for facilities needs thereafter. We recently signed a lease, which is subject to several contingencies and rights of termination, for a facility at a planned new real estate development in Annapolis, Maryland. Our Board of Directors will evaluate this opportunity along with alternatives that are or may become available in the relevant time period and there is no assurance that we will enter into a definitive lease at this new development site. For more information see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.

Item 3. Legal Proceedings

     In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. Telecommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our common stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate common stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of common stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and that the underwriters violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. We intend to vigorously defend the lawsuit. We believe that more than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us.

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

     None.

Part II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

     Our Class A Common Stock has been traded on the Nasdaq National Market under the symbol “TSYS” since our initial public offering on August 8, 2000. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the Nasdaq Stock Market’s National Market:

	High	Low

2002
First Quarter 2002	$5.74	$2.47
Second Quarter 2002	$3.17	$1.60
Third Quarter 2002	$1.78	$1.00
Fourth Quarter 2002	$2.45	$1.03
First Quarter 2003 (as of February 14, 2003)	$2.11	$1.49

2001
First Quarter 2001	$10.19	$2.91
Second Quarter 2001	$6.25	$2.75
Third Quarter 2001	$2.90	$0.95
Fourth Quarter 2001	$5.48	$1.07

     As of February 14, 2003, there were approximately 467 holders of record of our Class A Common Stock.

     As of February 14, 2003, there were 2 holders of record of our Class B Common Stock.

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

     On September 24, 2002, we completed our acquisition of certain assets of Open Telephone Network, Inc. (“Otelnet”) for a total purchase price of $1.1 million. We issued a total of 464,420 shares of Class A Common Stock, of which 232,210 shares are being held in escrow. If $1.0 million of gross profit related to Otelnet products is not realized by December 31, 2003, then the escrowed shares will be returned to us. Additional consideration is payable, either in cash or Class A Common Stock at our option, if 2002 and 2003 Otelnet product gross profit exceeds $1.0 million. As of December 31, 2002, none of the 232,210 shares of Class A Common Stock held in escrow had been released nor had there been any payments in either cash or Class A Common Stock made for additional consideration. In addition, as of December 31, 2002, the gross profit related to Otelnet products did not exceed $1.0 million.

     The issuance of all of the above mentioned securities were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

     From August 7, 2000, the effective date of our Registration Statement on Form S-1, to December 31, 2002, our use of net proceeds was as follows:

(000’s)

Net offerings to issuer	$83,190
Use of proceeds:
Acquisitions	3,956
Property and equipment	8,207
Working capital	32,687
Repayment of indebtedness	10,938
Temporary investments:
Cash and cash equivalents	27,402

$83,190

Item 6. Selected Financial Data

     The table that follows presents portions of our consolidated financial statements and is not complete. You should read the following selected financial data together with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the more complete financial information included elsewhere in this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 from our financial statements which have been audited by Ernst & Young LLP, independent auditors, and which are included beginning on page F-2. We have derived the statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998, from our audited financial statements which are not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,

	2002	2001(2)	2000(1)	1999	1998

	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Network software
Network software licenses	$16,552	$9,059	$9,546	$3,975	$2,104
Network software services	10,576	11,424	12,457	7,345	5,806

Network software total	27,128	20,483	22,003	11,320	7,910
Service bureau	23,881	16,775	—	—	—
Network solutions	41,036	32,294	36,060	34,440	17,078

Total revenue	92,045	69,552	58,063	45,760	24,988
Operating costs and expenses:
Direct cost of network software	13,112	9,507	10,061	4,993	4,252
Direct cost of service bureau	13,468	6,289	—	—	—
Direct cost of network solutions	30,371	24,280	26,692	26,889	12,358
Research and development	17,047	18,083	5,272	1,098	1,455
Sales and marketing	10,029	13,826	6,930	2,285	4,001
General and administrative	12,235	14,325	11,007	5,329	354
Non-cash stock compensation expense	1,554	2,587	1,711	—	—
Depreciation and amortization of property and equipment	6,156	4,550	2,388	916	424
Amortization of software development costs	4,831	4,946	2,892	1,401	593
Amortization of goodwill and other intangible assets	553	9,226	—	—	—
Acquired in-process research and development	—	9,700	—	—	—
Impairment of goodwill and other intangible assets	—	43,000	—	—	—

Total operating costs and expenses	109,356	160,319	66,953	42,911	23,437

Income (loss) from operations	(17,311)	(90,767)	(8,890)	2,849	1,551
Net interest expense and other financing costs	(527)	1,284	518	(1,741)	(1,550)

Income (loss) before income taxes and extraordinary item	(17,838)	(89,483)	(8,372)	1,108	1
Income tax benefit (expense)	—	—	2,601	(2,408)	—

Income (loss) before extraordinary item	$(17,838)	$(89,483)	$(5,771)	$(1,300)	$1

Net income (loss) attributable to common stockholders	$(17,838)	$(89,483)	$(6,530)	$(1,300)	$1

Loss per common share, basic and diluted	$(0.61)	$(3.16)	$(0.39)	$(0.12)	$—

Basic shares used in computation	29,149	28,297	16,948	10,788	10,788
Diluted shares used in computation	29,149	28,297	16,948	10,788	14,768

	As of December 31,

	2002	2001(2)	2000	1999	1998

	(in thousands)
Balance Sheet Data:
Unrestricted cash	$27,402	$42,928	$66,117	$3,257	$440
Working capital (deficit)	31,690	46,138	72,442	4,229	(360)
Total assets	81,425	89,596	100,350	27,762	14,649
Capital leases and long-term debt	10,313	4,825	1,102	6,672	6,621
Total liabilities	33,789	26,735	16,201	22,351	15,994
Series A preferred stock	—	—	—	9,520	—
Total stockholders’ equity (deficit)	47,636	62,861	84,149	(4,199)	(1,345)

(1)	In 2000, we recorded an extraordinary loss on early extinguishment of debt of $(0.2) million, net of tax benefit.

(2)	In January 2001, we acquired Xypoint Corporation. See the footnote “Xypoint Acquisition” included in the audited financial statements for a discussion of the acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We identified our most critical accounting policies to be those related to revenue recognition for our software contracts with multiple elements, contracts accounted for using the percentage of completion method, capitalized software, intangible assets and evaluation of impairment. We describe these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

     We manage our business in three segments: network software, service bureau and network solutions. Our network software segment consists of the development and licensing of software products and of related services. Our service bureau segment includes our E9-1-1 and hosted software application offerings. Our network solutions segment includes the design, development and deployment of information processing and communication systems and related services. The following table sets forth information regarding each of our segments:

	Year ended December 31,

	2002	2001	2000

Revenue:
Network software
Network software licenses	$16,552	$9,059	$9,546
Network software services	10,576	11,424	12,457

Network software total	27,128	20,483	22,003
Service bureau	23,881	16,775	—
Network solutions	41,036	32,294	36,060

Total revenue	$92,045	$69,552	$58,063

Segment gross profit:
Network software	$14,016	$10,976	$11,942
Service bureau	10,413	10,486	—
Network solutions	10,665	8,014	9,368

Total segment gross profit	$35,094	$29,476	$21,310

     Gross profit is defined as revenue less direct cost of revenue, excluding the amortization of software development costs, which under accounting principles generally accepted in the United States, is considered in determining gross profit from software license revenues. A reconciliation of segment gross profit to loss before income taxes and extraordinary item is as follows:

	Year ended December 31,

	2002	2001	2000

Total segment gross profit	$35,094	$29,476	$21,310
Research and development expense	(17,047)	(18,083)	(5,272)
Sales and marketing expense	(10,029)	(13,826)	(6,930)
General and administrative expense	(12,235)	(14,325)	(11,007)
Non-cash stock compensation expense	(1,554)	(2,587)	(1,711)
Depreciation and amortization of property and equipment	(6,156)	(4,550)	(2,388)
Amortization of software development costs	(4,831)	(4,946)	(2,892)
Amortization of goodwill and other intangibles	(553)	(9,226)	—
Acquired in-process research and development	—	(9,700)	—
Impairment of goodwill and other intangibles	—	(43,000)	—
Interest expense	(897)	(684)	(1,394)
Other income	370	1,968	1,912

Loss before income taxes and extraordinary item	$(17,838)	$(89,483)	$(8,372)

     For the year ended December 31, 2002, customers that accounted for 10% or more of total revenue were Hutchison 3G, Verizon Wireless and various U.S. Government agencies. The loss of any of these customers would have a material adverse impact on our business. For the year ended December 31, 2001 and 2000, customers that accounted for 10% or more of total revenue were Lucent Technologies and various U.S. Government agencies.

     Total company backlog at January 31, 2003 was $78.4 million. The backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or future revenue.

     Network Software Revenue and Related Direct Cost. We market our network software products and services by responding to requests for proposals, through our direct sales force and through channel partners. We generate network software revenue from licensing of our software products, and providing related maintenance and deployment services. We also sell custom software applications. The Wireless Internet Gateway, TCS Xypoint®Location Platform products, Short Message Service Center (SMSC), as well as Prepaid Wireless and alerting and message notification applications are the principal generators of software license fees.

     We sell all of our software products directly to carriers. Initial licensing fees are a function of the number of subscribers in the network where our software is deployed. As a carrier’s subscriber base increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. Generally, we recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage of completion method. We measure progress to completion using costs incurred compared to estimated total costs. Software license fees billed and not recognized as revenue are included in deferred revenue.

     We have also historically sold some of our network software products through our channel relationship with Lucent. This sales process typically includes participation of our engineers along with Lucent in presenting our products to prospective customers. Lucent pays us initial license fees generally equal to 50% of the revenue it generates from sales of the Short Message Service Center application that we developed under our 1996 development agreement. For sales of our Wireless Internet Gateway, Lucent pays us initial fees ranging between 75% and 90% of the sale value which we negotiate on a case-by-case basis.

     Our network software service revenue arises from annual maintenance fees for our packaged and custom software products and fees from custom development and implementation of software products. Maintenance fees on packaged software are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. We also occasionally sell computer equipment as part of our packaged software sales. We recognize fixed-fee contract revenue using the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized.

     The direct cost of our network software revenue consists primarily of compensation, benefits, purchased equipment, third-party software and travel expenses incurred when providing our services.

     Service Bureau Revenue and Direct Cost of Revenue. Our service bureau offerings include our E9-1-1 application, hosted Position Determining Entity (PDE) software and Message Distribution Center applications. Revenue from our service bureau offerings consists of monthly recurring service fees and is recognized in the month earned. E9-1-1 and PDE service fees are primarily dependent on the number of subscribers the carrier covers, Public Service Answering Points (PSAPS) served or cell sites that provide E9-1-1 services for the carrier. As the carrier’s number of subscribers, PSAPS, or cell sites increases, the monthly recurring service fees increase. Message Distribution Center revenue is priced based on message volume.

     The direct cost of our service bureau revenue consists primarily of compensation, benefits, purchased equipment, third-party software and travel expenses incurred when providing our services, as well as the cost of our network operations centers circuits for connectivity to carrier customers and local governments’ Public Safety Answering Points.

     Network Solutions Revenue and Related Direct Cost. We generate network solutions revenue from the design, development and deployment of information processing and communication systems for corporate and government enterprises. Representative examples of recent network solutions projects include delivery of our SwiftLink™ product, lightweight, secure, deployable communications systems to the U.S. Departments of State and Defense. SwiftLink™ provides secure voice, video and data communications, supports a worldwide network during trips abroad and throughout the United States and provides full network functionality and IP telephony capability using landlines and satellite-based technologies. During the first quarter of 2002, we began operation of our teleport facility in Baltimore, MD, which supports the integration of satellite communications and terrestrial wireless broadband with U.S. broadband networks. Through this teleport facility we now offer voice, video and data connectivity via satellite to North and South America, as well as Africa and Europe. We generally provide network solutions under long-term contracts. We recognize revenue under long-term contracts as billable costs are incurred and for fixed-price contracts using the percentage-of-completion method, measured by total costs incurred compared to total estimated costs. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Under our contracts with the U.S. government, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.

     The direct cost of our network solutions revenue consists primarily of compensation, benefits, travel, purchased equipment and the costs of third-party contractors that we engage. Our direct costs of providing services under long-term contracts include an allocation of indirect costs at rates that comply with federal contractor cost accounting regulations.

     Research and Development Expense. Our research and development expense consists of the costs of developing software products incurred prior to establishing technological feasibility. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products. These costs primarily include compensation and benefits as well as costs associated with using third party laboratory and testing resources. We expense research and development costs as they are incurred.

     Sales and Marketing Expense. Our sales and marketing expenses include compensation and benefits, trade show, travel, advertising and public relations costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our network software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationship with Lucent to market our network software products to wireless carrier customers and we added Motorola as a sales channel in 2001. We sell our network solutions primarily through direct sales professionals.

     General and Administrative Expense. General and administrative expense consists primarily of compensation costs and other costs associated with management, finance, human resources and internal information systems. These costs include compensation and benefits, rent, utilities and other facilities costs which are expensed as incurred.

     Non-Cash Stock Compensation Expense. During the second and third quarters of 2000, we granted options to purchase 885,983 shares of Class A Common Stock to employees and directors at an exercise price less than the fair market value of our Class A Common Stock at the date of grant. We will record future additional stock compensation expense of approximately $3.0 million as a result of these option grants that will be recognized ratably over the remaining vesting period of three years. During the years ended December 31, 2002, 2001 and 2000, we recognized approximately $1.6 million, $2.6 million and $1.7 million, respectively, of stock compensation expense related to these grants.

     Depreciation and Amortization Expense. Depreciation and amortization expense (other than amortization of software development costs) represents the period costs associated with our investment in computers, telephony equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets.

     Amortization of Software Development Costs. We capitalize software development costs after we establish technological feasibility, and amortize those costs over the estimated useful lives of the software beginning on the date when the software is first available for general release. We calculate amortization of software development costs on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product, which is never greater than three years. We also compute amortization using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product. If this revenue curve method results in amortization greater than the amount computed using the straight-line method, we record amortization at that greater amount. Amortization as a percentage of software license fees is generally a higher percentage in the early stages of a product’s life cycle. Our policies to determine when to capitalize software development costs and how much to amortize in a given period requires us to make subjective estimates and judgments. If our software products do not achieve the level of market acceptance that we expect and our future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods.

     Amortization of Other Intangible Asset. Other intangible asset consists of the Xypoint® tradename. The cost of the tradename is being amortized over its estimated useful life of three years using the straight-line method.

     Other Income. Other income consists primarily of income earned on cash equivalents, foreign currency transaction gain or loss and other income related to recording our derivative investment activities.

Year Ended December 31, 2002 vs. Year Ended December 30, 2001

     Revenue. Total revenue increased $22.4 million, or 32%, to $92.0 million in 2002 from $69.6 million in 2001.

     Total network software revenue increased $6.6 million, or 32%, to $27.1 million in 2002 from $20.5 million in 2001. Network software license revenue increased $7.5 million, or 83%, to $16.6 million in 2002 from $9.1 million in 2001. The increase is primarily due to revenue recognized from a large multi-carrier network location platform project. Network software service revenue decreased $0.8 million, or 7%, to $10.6 million in 2002 from $11.4 million in 2001. This decrease is primarily due to the completion of work on two significant custom software contracts in 2002.

     Service bureau revenue increased $7.1 million, or 42%, to 23.9 million in 2002 from $16.8 million in 2001. The increase in revenue is due to an increase in the number of customers and related E9-1-1 deployments. As of December 31, 2002 we were serving over 3,100 Public Service Answering Point (PSAP) connections, almost double the connections served as of December 31, 2001.

     Network solutions revenue increased $8.7 million, or 27%, to $41.0 million in 2002 from $32.3 million in 2001. Revenue increased in 2002 primarily due to increased volume of deployable communication system sales and several new federal government customer projects completed during the year.

     Direct Cost of Revenue. Total direct cost of revenue increased $16.9 million, or 42%, to $57.0 million in 2002 from $40.1 million in 2001. As a percentage of revenue, direct cost of revenue increased to 62% in 2002 from 58% in 2001.

     Direct cost of network software increased $3.6 million, or 38%, to $13.1 million in 2002 from $9.5 million in 2001. The increase in direct cost of network software is primarily a result of an increase in labor and other direct costs related to a large location platform project and hardware costs associated with our license sales. As a percentage of related revenue, direct cost of network software increased to 48% in 2002 from 46% in 2001. This increase is primarily a result of the mix of projects in 2002 including more hardware and customization than in 2001.

     Direct cost of service bureau increased $7.2 million, or 114%, to $13.5 million in 2002 from $6.3 million in 2001. The increase in costs is related to deploying approximately 1,450 PSAPs during 2002. As a percentage of related revenue, direct cost of service bureau increased from 37% in 2001 to 56% in 2002. The increase in direct cost of service bureau as a percentage of revenue is due to lower average per unit pricing under new long-term contracts.

     Direct cost of network solutions increased $6.1 million, or 25%, to $30.4 million in 2002 from $24.3 million in 2001. As a percentage of related revenue, direct cost of network solutions was approximately 75% for both 2002 and 2001. Network solutions projects have variable margins that fluctuate based on the type and complexity of the projects. Any variances in margins between periods are primarily due to changes in the mix of projects.

     Research and Development Expense. Research and development expense decreased $1.1 million, or 6%, to $17.0 million in 2002 from $18.1 million for 2001. The decrease is due to the timing and mix of projects in development. Management continually assesses our spending on research and development to ensure resources are focused on products that are expected to achieve the highest level of success. In 2002, projects under development required less non-labor expenses including hardware and third-party software.

     Sales and Marketing Expense. Sales and marketing expense decreased $3.8 million, or 27%, to $10.0 million in 2002 from $13.8 million in 2001. Our sales and marketing expenses have decreased largely due to reduced headcount and the alignment of resources with products and services to more effectively target certain markets while reducing overall operating expenses.

     General and Administrative Expense. General and administrative expense decreased $2.1 million, or 15%, to $12.2 million in 2002 from $14.3 million in 2001. The decrease in general and administrative expenses reflects savings realized through combining systems and processes of acquired companies into our central operations and reduced headcount.

     Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $1.6 million, or 35%, to $6.2 million in 2002 from $4.6 million in 2001. The increase in depreciation and amortization expense is due to the increase in equipment acquired for our network operations center, software testing and local area network (LAN) updates.

     Amortization of Software Development Costs. Amortization of software development costs were $4.8 million in 2002, consistent with 2001 amortization of $4.9 million. Amortization expense as a percentage of software license fees decreased to 29% in 2002 from 55% in 2001 as a result of the increase in software license fee revenue in 2002 as compared to the same period in 2001.

     Amortization of Intangibles and Impairment Charge. Amortization of intangibles and impairment charge aggregated $0.6 million in 2002 compared to $52.2 million for 2001. The decrease is due to an impairment charge of $43.0 million that was recorded in September 2001, of which approximately $39.0 million related to goodwill and $4.0 million related to acquired technology. The remaining identifiable intangible asset of approximately $1.6 million consists of a tradename acquired in the Xypoint acquisition that will be amortized over its remaining useful life of 12 months.

     Acquired In-Process Research and Development. In connection with our acquisition of Xypoint in January 2001, we allocated $9.7 million of the $69.1 million purchase price to in-process research and development projects. At the time of the acquisition, there were six technologies underway. In September 2001, we ceased further development of two technologies — Nomad and Info Link — as we did not believe that market demand was sufficient to warrant further development and commitment of resources. As of December 31, 2002, the remaining four technologies that were underway as of the acquisition have been completed and have been incorporated into our E9-1-1 service bureau offering, Voyager™platform and TCS Xypoint® Location Platform. We completed the core development of these technologies within our original estimate of $6.7 million. The four completed technologies will continue to be enhanced as our product offerings and platforms evolve.

     Interest Expense. Interest expense increased $0.2 million to $0.9 million in 2002 compared to $0.7 million in 2001. The increase in interest expense is due to the increases in capital leases in 2001 and fees associated with obtaining our line of credit in 2002.

     Other Income. Other income was $0.4 million in 2002 compared to $2.0 million in 2001. The decrease is due primarily to a decrease in interest income earned. The decrease in interest income earned is primarily a result of the decrease in our cash balance and lower interest rates. The decrease in interest income earned is partially offset by a foreign currency transaction gain of $0.4 million in 2002. Also included in other income for 2002 is $0.4 million of expense related to recording our foreign currency forward contract at fair value.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenue. Total revenue increased $11.5 million, or 20%, to $69.6 million in 2001 from $58.1 million in 2000.

     Total network software revenue decreased $1.5 million, or 7%, to $20.5 million in 2001 from $22.0 million in 2000. Network software license revenue decreased $0.4 million, or 4%, to $9.1 million in 2001 from $9.5 million in 2000. This decrease is a result of a slowdown in carrier purchases of licenses during the second half of 2001 as compared to 2000. Network software service revenue decreased $1.1 million, or 9%, to $11.4 million in 2001 from $12.5 million in 2000. That decrease was a result of lower fees from deployment of our software products.

     Service bureau revenue was $16.8 million in 2001 due to the addition of enhanced 9-1-1 to our suite of products and services.

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

     Direct cost of network software decreased $0.5 million, or 6%, to $9.5 million in 2001 from $10.1 million in 2000. The decrease in direct cost of network software is due to lower hardware sales for our Wireless Internet Gateway product. As a percentage of related revenue, direct cost of network software was 46% in 2001 and 2000.

     Direct cost of service bureau was $6.3 million in 2001. As a percentage of related revenue, direct cost of service bureau was 37%.

     Direct cost of network solutions decreased $2.4 million, or 9%, to $24.3 million in 2001 from $26.7 million in 2000. The decrease in direct cost of network solutions is due to the decrease in the volume of business in 2001. As a percentage of related revenue, direct cost of network solutions increased to 75% in 2001 from 74% in 2000 due to decreased revenue for 2001.

     Research and Development Expense. Research and development expense increased $12.8 million, or 243%, to $18.1 million in 2001 from $5.3 million in 2000. The expansion of our network software group to include location based wireless technology accounted for $6.3 million of the increase in research and development. The remaining increase was a result of devoting additional resources to the development of Wireless Internet Gateway products and our Prepaid product.

     Sales and Marketing Expense. Sales and marketing expense increased $6.9 million, or 100%, to $13.8 million in 2001 from $6.9 million in 2000. The increase reflects the hiring sales and marketing personnel as well as developing marketing tools, participating in trade shows and other similar activities to promote our products and services to carriers outside of the Lucent channel as well as to enterprises.

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

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles relating to our acquisitions of Xypoint in January 2001 and reachNET in February 2001 aggregated $9.2 million for 2001. In connection with the Xypoint and reachNET acquisitions, we recorded goodwill of approximately $47.5 million, which was being amortized on a straight-line basis over a four-year period. We also recorded $1.5 million and $1.6 million in other intangibles related to workforce-in-place and tradename, respectively, in connection with the Xypoint acquisition. See “Impairment of Goodwill and Other Intangibles” for a discussion of the impairment recognized during the third quarter of 2001 and management’s assessment of recoverability of the remaining intangible assets.

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

     At December 31, 2001, four of the six technologies that were underway as of the acquisition remain on target with our original plans and projections. We ceased further development of the two remaining technologies — Nomad and InfoLink — as we did not believe that market demand was sufficient to warrant further development and commitment of resources. For the four technologies remaining under development, we believe these research and development technologies are on track with management’s plans at the time the acquisition occurred.

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

     An impairment charge of $43.0 million was recorded, which represents the difference between the carrying value and fair value of goodwill and other intangible assets. The remaining identifiable intangible assets of approximately $1.6 million consist of the developed technology and tradename acquired in the Xypoint acquisition and will continue to be amortized over the remaining useful life of 24 months.

     Interest Expense. Interest expense was $ 0.7 million in 2001 compared to $1.4 million in 2000. The decrease in interest expense is a result of paying off our debt in August 2000 after our initial public offering.

     Other Income. Other income was $2.0 million in 2001 compared to $1.9 million in 2000. The decrease is a result of the decrease in cash balances during 2001 available for investment.

Income Taxes

     Because we have incurred net losses since 1999, no provision for federal or state income taxes has been made for the years ended December 31, 2002 and 2001. From January 1, 1993 through December 14, 1999, we elected to be treated as an S corporation for federal income tax purposes under Subchapter S of the Code and accordingly, we were not subject to federal and state income taxes during that period. We terminated our S corporation status on December 14, 1999, and upon termination determined the differences between the financial reporting and income tax bases of its assets and liabilities. These differences were recorded as deferred tax assets or liabilities, and the net difference was reported as income tax expense in 1999. We recorded $2.4 million of income tax expense for the period from December 14, 1999 through December 31, 1999, primarily representing deferred taxes incurred as a result of deducting software development costs for tax purposes when incurred, rather than capitalizing and amortizing such costs in accordance with generally accepted accounting principles for financial reporting purposes. We recorded a $2.6 million tax benefit in the year ended December 31, 2000, which resulted from our ability to reduce our deferred tax liabilities by the tax effect of our net operating loss for the period.

Liquidity and Capital Resources

     We have funded our recent operations and capital expenditures primarily using net proceeds from our initial public offering in August 2000, which generated cash of approximately $83.2 million, as well as revenue from our operations and various borrowing arrangements. In 2001, our borrowing arrangements provided funding primarily through capital lease obligations. During the second half of 2002, as an alternative to leasing, we borrowed $5.2 million under a long-term debt arrangement to fund fixed asset purchases. As of December 31, 2002, we had $27.4 million in cash and cash equivalents and working capital of $31.7 million.

	2002	2001	2000

	(in thousands)
Net cash provided by (used in):
Operating activities	$(10,879)	$(11,730)	$(3,054)
Investing activities	(6,650)	(13,064)	(6,535)
Financing activities	2,003	1,605	72,449

     Our net cash used in operating activities was $10.9 million in 2002, $11.7 million in 2001 and $3.1 million in 2000. The $10.9 million in net cash used in operating activities for 2002 reflects a net loss of $17.8 million, partly offset by non-cash expenses of $13.1 million and a net increase in operating assets and liabilities of $6.2 million. The changes in our operating assets and liabilities vary primarily based on the timing of billings and collections for long-term projects and license sales.

     Loss before non-cash charges decreased to $4.7 million in 2002 from $15.5 million 2001. Income before non-cash charges was $1.5 million in 2000. Loss before non-cash charges decreased in 2002 due to a $5.6 million increase in gross profit and a decrease in research and development, sales and marketing and general and administrative expenses.

     Net cash used in investing activities was $7.0 million in 2002, $13.1 million in 2001 and $6.5 million in 2000. In 2002, cash used in investing activities includes $4.8 million for the development of our software products and $4.9 million for the purchase of property and equipment. We also received payments on notes receivable from employees during the year, which accounted for $3.5 million of net cash provided by investing activities. See “Related Party Transactions” for a discussion of these notes receivable.

     Net cash provided by financing activities was $2.0 million in 2002, $1.6 million in 2001 and $72.4 million in 2000. In 2002, we repaid capital lease obligations of $3.7 million. We also generated $5.2 million of cash from the proceeds of long-term debt. The terms of the debt are described in detail below.

     In May 2002, we entered into an agreement with Silicon Valley Bank for a $15.0 million line of credit. We can borrow an amount equal to up to 80% of receivables less than 90 days old. The line of credit is secured by accounts receivable and bears interest at prime plus 1.5% (5.75% at December 31, 2002). The line of credit will expire in April 2004. As of December 31, 2002, we had $10.6 million available and unused under the line of credit and as of February 14, 2003, there were no borrowings outstanding under the line of credit.

     During the second half of 2002, we borrowed approximately $5.2 million to primarily fund equipment purchases. The debt bears interest at 7.75% and is secured by the accounts receivable of one customer.

     On September 24, 2002 we acquired substantially all of the assets of Open Telephone Network, Inc. The purchase price of approximately $1.1 million includes $0.3 million of common stock, $0.2 million of cash payments and $0.6 million of acquisition and integration costs. We issued 232,210 shares of Class A Common Stock, valued at $1.13 per share, the average market price per share of our Class A Common Stock for the period two days before and including September 24, 2002, the closing date of the acquisition. An additional 232,210 shares of our Class A Common Stock are being held in escrow until gross profits of $1.0 million related to Otelnet products is realized. If the gross profit target is not met by December 31, 2003, then the shares held in escrow will be returned to us. Additional contingent consideration will be calculated as a percentage of gross profits achieved. For example, if gross profits from the sale of Otelnet products reach $2.0 million by December 31, 2003 and are over and above the criteria to earn the escrow shares, the value of the additional consideration would be $0.8 million. There are no contingent payments beyond the year ended December 31, 2003. The additional payments can be made either in cash or Class A Common Stock at our option. Any contingent payments made will be accounted for as additional consideration. The additional payments can be made either in cash or Class A Common Stock at our option. No contingent payments were made for the year ended December 31, 2002.

     As of December 31, 2002, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of December 31, 2002 our commitments consisted of the following (amounts in thousands):

	2003	2004-2005	2006-2007	Total

Notes payable	$1,767	$3,499	$—	$5,266
Capital lease obligations	3,003	2,032	12	5,047
Operating leases	3,082	4,263	218	7,563

	$7,852	$9,794	$230	$17,876

     We currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, but unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements.

Related Party Transactions

     During 2001 and 2000, we made loans to six senior executives totaling $4.9 million, substantially all of which have since been repaid. A loan of $1.3 million was made in late 2000 to one executive as part of a recruitment package and was repaid in December 2001. A loan of $2.5 million to our founder and CEO was made as a successor to a share sale program which had resulted in chronic downward pressure on the market price of our Class A Common Stock. The other executives incurred obligations primarily from taxes incurred by them as a result of their exercise of stock options to acquire shares of our Class A Common Stock at the time of our initial public offering. We concluded that concentrated selling of our Class A Common Stock by insiders during a period of thin trading volume and depressed market conditions would not be in the best interests of shareholders. All loans and their terms were presented to and approved by the Board of Directors. These loans bear interest based on the prime rate plus one to two percent (i.e. from 6.5% to 7.5%) and met Internal Revenue Service guidelines. As of December 31, 2002 and 2001, loans due from officers totaled $14,000 and $3.5 million, respectively. These loans were collateralized by shares of our common stock and vested stock options owned by the employees.

     During the third quarter of 2002, we received payments of approximately $3.7 million from employees, including $0.2 million of interest income. Payments received during the third quarter of 2002, included a $2.6 million payment in full from our President and Chief Executive Officer.

     We recently entered into lease with Annapolis Partners LLC to explore the opportunity of relocating our Annapolis offices to a planned new real estate development. Our President and Chief Executive Officer owns a controlling voting and economic interest in Annapolis Partners LLC and he also serves as a member. The financial and many other terms of the lease have not yet been established. The lease is subject to several contingencies and rights of termination. For example, the lease can be terminated at the sole discretion of our Board of Directors if the terms and conditions of the development are unacceptable to us, including without limitation the circumstances that market conditions make the lease not favorable to us or the overall cost is not in the best interest to us or our shareholders, or any legal or regulatory restrictions apply. Our Board of Directors will evaluate this opportunity along with alternatives that are or may become available in the relevant time periods and there is no assurance that we will enter into a definitive lease at this new development site.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

     We have limited exposure to financial market risks, including changes in interest rates. In May 2002, we entered into an agreement with Silicon Valley Bank for a $15.0 million line of credit. The line bears an interest rate of prime plus 1.5% (5.75% at December 31, 2002). As of December 31, 2002, we had $10.6 million available and unused under the line of credit. As of February 14, 2003, there were no borrowings outstanding under the line of credit.

     During the second half of 2002, we borrowed approximately $5.2 million to primarily fund equipment purchases. The debt bears interest at a fixed rate of 7.75%.

     At December 31, 2002, we had cash and cash equivalents of $27.4 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have increased our net loss for 2002 by approximately $317,000, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

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

     In April 2002, we entered into several foreign currency option contracts. A portion of the option contracts, notional amount of £4.6 million British Pound Sterling, were entered into to manage our exposure to changes in the foreign currency exchange rate related to the forecasted cash receipts under this contract. These foreign currency options were used to convert the variable exchange rate on forecasted cash receipts into fixed exchange rates. Because of the effectiveness of our hedge associated with the forecasted cash receipts, the change in fair value of our foreign currency options resulting from changes in the exchange rate is reported as a component of other comprehensive income. These options have various expiration dates between October 2002 and March 2003.

     We also entered into foreign currency options, notional amount of £2.3 million British Pound Sterling, for speculative purposes in April 2002. These option contracts do not meet the criteria for hedge accounting treatment. The change in fair value of these options of approximately $445,300 is reflected in Other Income on our Consolidated Statements of Operations. These options had various expiration dates between October 2002 and March 2003.

     During 2002, we settled options with a notational value of £1.4 million British Pound Sterling and options with a notational value of £2.9 million British Pound Sterling expired and were not exercised. The expense recognized for settled options was $275,177.

     As of December 31, 2002, we had outstanding option contracts that qualify for hedge accounting treatment, notional amount of £1.7 million British Pound Sterling. Our outstanding options that are speculative in nature totaled £0.9 million British Pound Sterling as of December 31, 2002. The outstanding options expire in February and March 2003. In February 2003, we settled options with a notational amount of £175,000 while options with a notational value of £350,000 expired and were not exercised. The expense recognized for settled options in February 2003 was $33,513.

     If the remaining outstanding options of £700,000 British Pound Sterling were settled at an exchange rate of 1.592, we would recognize expense of $134,050. A one percent adverse change (increase) in the exchange rate would increase the expense recognized by $10,500, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

     The financial statements listed in Item 15 are included in this report beginning on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Part III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item 10 is incorporated by reference from the information captioned “Management of TeleCommunication Systems, Inc.” and “Proposal to Elect Eight Directors” to be included in the Company’s definitive proxy statement to be filed in connection with the annual meeting of stockholders, to be held on June 12, 2003 (the “Proxy Statement”).

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

Part IV

Item 14. Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC flings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statement and Financial Statement Schedules

Financial Statement Schedules

     All financial schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.

Reports on Form 8-K

     None.

EXHIBIT INDEX

Exhibit
Numbers	Description

10.47	Deed of Lease by and between Annapolis Partner, LLC and the Company
23.1	Consent of Ernst & Young LLP
99.01	Risk Factors Affecting our Business and Future Results
99.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.03	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Name	Title	Date

/s/ MAURICE B. TOSÉ Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 28, 2003

/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	February 28, 2003

/s/ CLYDE A. HEINTZELMAN Clyde A. Heintzelman	Director	February 27, 2003

/s/ ANDREW C. BARRETT Andrew C. Barrett	Director	March 1, 2003

/s/ RICHARD A. KOZAK Richard A. Kozak	Director	February 28, 2003

Weldon H. Latham	Director

/s/ BYRON F. MARCHANT Byron F. Marchant	Director	February 27, 2003

Daniel K. Tseung	Director

CERTIFICATIONS

I, Maurice B. Tosé, certify that:

1.	I have reviewed this annual report on Form 10-K of TeleCommunication Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ MAURICE B. TOSÉ
Maurice B. Tosé Chairman, Chief Executive Officer and President

I, Thomas M. Brandt, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of TeleCommunication Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ THOMAS M. BRANDT, JR.
Thomas M. Brandt, Jr. Senior Vice President & Chief Financial Officer

Report of Independent Auditors

The Board of Directors and Stockholders
TeleCommunication Systems, Inc.

     We have audited the accompanying consolidated balance sheets of TeleCommunication Systems, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleCommunication Systems, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Baltimore, Maryland

January 31, 2003

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	December 31,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$27,402	$42,928
Accounts receivable	23,872	14,924
Unbilled receivables, less allowance of $361 in 2002 and $221 in 2001	6,987	4,997
Current portion of notes receivable from employees	14	3,507
Other current assets	1,661	1,692

Total current assets	59,936	68,048
Notes receivable from employees, less current portion	—	14
Property and equipment, net of accumulated depreciation and amortization of $14,125 in 2002 and $7,761 in 2001	11,814	12,428
Software development costs, net of accumulated amortization of $1,347 in 2002 and $7,437 in 2001	7,688	6,712
Tradename, net of accumulated amortization of $1,070 in 2002 and $517 in 2001	530	1,083
Other assets	1,457	1,311

Total assets	$81,425	$89,596

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$17,235	$12,525
Accrued payroll and related liabilities	3,395	3,460
Deferred revenue	2,846	2,282
Current portion of capital lease obligations and notes payable	4,770	3,643

Total current liabilities	28,246	21,910
Capital lease obligations and notes payable, less current portion	5,543	4,825
Commitments and contingent liabilities	—	—
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 19,632,123 in 2002 and 18,165,431 in 2001	196	182
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 9,890,960 in 2002 and 10,593,588 in 2001	99	106
Additional paid-in capital	165,176	162,570
Accumulated deficit	(117,835)	(99,997)

Total stockholders’ equity	47,636	62,861

Total liabilities and stockholders’ equity	$81,425	$89,596

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

	Year ended December 31,

	2002	2001	2000

Revenue:
Network software
Network software licenses	$16,552	$9,059	$9,546
Network software services	10,576	11,424	12,457

Network software total	27,128	20,483	22,003
Service bureau	23,881	16,775	—
Network solutions	41,036	32,294	36,060

Total revenue	92,045	69,552	58,063
Operating costs and expenses:
Direct cost of network software	13,112	9,507	10,061
Direct cost of service bureau	13,468	6,289	—
Direct cost of network solutions	30,371	24,280	26,692
Research and development	17,047	18,083	5,272
Sales and marketing	10,029	13,826	6,930
General and administrative	12,235	14,325	11,007
Non-cash stock compensation expense	1,554	2,587	1,711
Depreciation and amortization of property and equipment	6,156	4,550	2,388
Amortization of software development costs	4,831	4,946	2,892
Amortization of goodwill and other intangible assets	553	9,226	—
Write-off of acquired in-process research and development	—	9,700	—
Impairment of goodwill and other intangible assets	—	43,000	—

Total operating costs and expenses	109,356	160,319	66,953

Loss from operations	(17,311)	(90,767)	(8,890)
Interest expense	(897)	(684)	(1,394)
Other income	370	1,968	1,912

Loss before income taxes and extraordinary item	(17,838)	(89,483)	(8,372)
Income tax benefit	—	—	2,601

Loss before extraordinary item	(17,838)	(89,483)	(5,771)
Extraordinary loss on early extinguishment of debt, net of $133 tax benefit	—	—	(219)

Net loss	(17,838)	(89,483)	(5,990)
Accretion on Series A Redeemable Convertible Preferred Stock	—	—	(58)
Dividends on Series A Redeemable Convertible Preferred Stock	—	—	(482)

Net loss attributable to common stockholders	$(17,838)	$(89,483)	$(6,530)

Loss before extraordinary item, basic and diluted	$(0.61)	$(3.16)	$(0.37)

Loss per common share, basic and diluted	$(0.61)	$(3.16)	$(0.39)

Weighted average shares — basic and diluted	29,149	28,297	16,948

TeleCommunication Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

	Class A	Class B	Additional
	Common	Common	Paid-in	Accumulated
	Stock	Stock	Capital	Deficit	Total

Balance at January 1, 2000	$108	$—	$—	$(4,307)	$(4,199)
Options exercised for the purchase of 3,251,539 shares of Class B Common Stock	—	32	243	—	275
Dividends on Series A Redeemable Convertible Preferred Stock at $0.08 per share	—	—	(289)	(193)	(482)
Accretion of Series A Redeemable Convertible Preferred Stock	—	—	(34)	(24)	(58)
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	1,711	—	1,711
Issuance of 5,405,000 shares of Class A Common Stock upon initial public offering	54	—	85,399	—	85,453
Initial public offering issuance costs	—	—	(2,263)	—	(2,263)
Conversion of Series A Redeemable Convertible Preferred Stock into 3,505,480 shares of Class A Common Stock	35	—	9,543	—	9,578
Warrants exercised for the purchase of 1,377,043 shares of Class A Common Stock	14	—	46	—	60
Conversion of Class B Common Stock into Class A Common Stock — 3,251,539 shares	32	(32)	—	—	—
Conversion of Class A Common Stock into Class B Common Stock — 10,787,671 shares	(108)	108	—	—	—
Options exercised for the purchase of 168,608 shares of Class A Common Stock	2		62	—	64
Net loss for 2000	—	—	—	(5,990)	(5,990)

Balance at December 31, 2001	137	108	94,418	(10,514)	84,149
Options exercised for the purchase of 612,894 shares of Class A Common Stock	5	—	387	—	392
Issuance of 102,699 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	274		275
Issuance of 3,597,520 shares of Class A Common Stock for the acquisition of Xypoint	36	—	56,625	—	56,661
Issuance of stock options to purchase 656,990 shares of Class A Common Stock for the acquisition of Xypoint	—	—	7,860	—	7,860
Issuance of 53,264 shares of Class A Common Stock for an acquired company	1	—	409	—	410
Issuance of stock options to purchase 5,554 shares of Class A Common Stock for an acquired company	—	—	10	—	10
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	2,587	—	2,587
Conversion of Class B Common Stock into Class A Common Stock — 194,083 shares	2	(2)	—	—	—
Net loss for 2001	—	—	—	(89,483)	(89,483)

Balance at December 31, 2001	182	106	162,570	(99,997)	62,861
Options exercised for the purchase of 415,713 shares of Class A Common Stock	4	—	372	—	376
Issuance of 116,141 shares of Class A Common Stock under Employee Stock Purchase Plan	1		216	—	217
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	1,554	—	1,554
Issuance of 232,210 shares of Class A Common Stock for the acquisition of Otelnet	2	—	259	—	261
Issuance of stock options to purchase 125,000 shares of Class A Common Stock for non-employee services	—	—	205	—	205
Conversion of Class B Common Stock into Class A Common Stock — 702,628 shares	7	(7)	—	—	—
Net loss for 2002	—	—	—	(17,838)	(17,838)

Balance at December 31, 2002	$196	$99	$165,176	$(117,835)	$47,636

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	For the year ended December 31,

	2002	2001	2000

Operating activities:
Net loss	$(17,838)	$(89,483)	$(5,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	6,156	4,550	2,388
Amortization of software development costs	4,831	4,946	2,892
Non-cash employee stock compensation expense	1,554	2,587	1,711
Amortization of goodwill and other intangible assets	553	9,226	—
Write-off of acquired in-process research and development	—	9,700	—
Impairment of goodwill and other intangible assets	—	43,000	—
Extraordinary item — loss on early extinguishment of debt	—	—	352
Amortization of debt discount	—	—	204
Deferred income taxes	—	—	(2,734)
Non-cash stock compensation expense for non-employees	205	—	—
State of Maryland loan forgiveness	(100)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,948)	(576)	(1,433)
Unbilled receivables, net	(1,990)	1,434	(5,087)
Other current assets	31	41	(620)
Accounts payable and accrued expenses	4,168	3,763	4,179
Accrued payroll and related liabilities	(65)	(1,052)	(216)
Deferred revenue	564	134	1,300

Net cash used in operating activities	(10,879)	(11,730)	(3,054)
Investing activities:
Purchases of property and equipment	(4,907)	(6,082)	(2,079)
Capitalized software development costs	(4,801)	(3,613)	(2,175)
Change in restricted cash	—	1,431	14
Acquisitions, net of cash acquired	(303)	(3,029)	—
Funding of notes receivable from employees	—	(3,411)	(1,321)
Payments on notes receivable from employees	3,507	1,336	—
Change in other assets	(146)	304	(974)

Net cash used in investing activities	(6,650)	(13,064)	(6,535)
Financing activities:
Payments on capital lease obligations	(3,656)	(2,603)	(2,301)
Payment on note payable to related party	—	(1,426)	—
Proceeds from long-term debt	5,266	300	—
Payments on long-term debt	(200)	—	(8,357)
Proceeds from line of credit	—	—	1,590
Payments on line of credit	—	—	(1,590)
Preferred stock dividend	—	—	(482)
Proceeds from exercise of employee stock options and sale of stock to employees	593	667	399
Proceeds from sale-leaseback of equipment	—	4,667	—
Proceeds from initial public offering of stock	—	—	83,190

Net cash provided by financing activities	2,003	1,605	72,449

Net (decrease) increase in cash	(15,526)	(23,189)	62,860
Cash and cash equivalents at the beginning of the year	42,928	66,117	3,257

Cash and cash equivalents at the end of the year	$27,402	$42,928	$66,117

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share data)

1. Significant Accounting Policies

Description of Business

     We operate three interrelated business units providing location and text messaging software to wireless carriers, enhanced 9-1-1 public safety services for wireless carriers, and highly reliable and secure network integration and communications systems for government customers.

     Our Network Software products enable wireless carriers to deliver short text messages, location information, internet content, alerts and privacy information and other enhanced communication services to and from wireless phones. We earn network software revenue through the sale of licenses, deployment and customization fees and maintenance fees. Pricing is generally based on the volume of capacity bought from us by the carrier.

     Our Service Bureau segment provides enhanced wireless 9-1-1 (E9-1-1) services and hosted inter-carrier text message distribution services. We deliver our E9-1-1 and hosted messaging services via our carrier grade network operations centers, using a service bureau business model. As a service bureau we allow customers to acquire use of our software functionality through network connections to and from our facilities and to pay us monthly based on service coverage volume, generally measured by number of subscribers, cell cites, or call center circuits, or by message volume.

     Our Network Solutions segment designs, installs and operates wireless and data network communication systems, including our SwiftLink™ compact deployable products, and high speed, satellite, Internet protocol solutions principally for government customer enterprise networks. We have been performing contract task orders for federal defense customers for more than 15 years.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

     We use estimates to determine our allowance for doubtful accounts. The allowance is used to reduce receivables to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of significant receivables.

     Principles of Consolidation. The accompanying financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Reclassifications. We have reclassified certain prior-year amounts for comparative purposes. These reclassifications did not affect our results of operations for the years presented.

     Cash and Cash Equivalents. Cash and cash equivalents include all cash and highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are reported at fair value, which approximates cost.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

     Software Development Costs. Costs of developing software products incurred prior to confirming technological feasibility are accounted for as research and development expense and expensed as incurred. These costs are incurred to enhance existing packaged software products as well as to create new software products, and primarily include personnel costs and costs associated with using third party laboratory and testing resources.

     Costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. Costs that are capitalized include direct labor, related overhead and other direct costs. These capitalized costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue and changes in hardware and software technologies. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

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

     Revenue Recognition. Revenue is generated from our three segments as described below and as discussed more fully in Note 22.

     Network Software Revenue. We license packaged network software principally for use in the wireless telecommunications industry. These licenses typically contain multiple elements. In addition to the product license, elements may include installation, on-site support, integration, hardware and maintenance. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of fair value of a delivered element, revenue is allocated first to the undelivered elements and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. All fees are recognized as revenue when four criteria are met. These four criteria are (i) evidence of an arrangement (ii) delivery of the software has occurred, (iii) the fee is fixed or determinable and (iv) the fee is probable of collection. Software license fees billed and not recognized as revenue are included in deferred revenue.

     Software licenses include a 90-day warranty for defects. We have not incurred significant warranty costs on any software product to date, and no costs are currently accrued upon recording the related revenue.

     Our network software services revenue is derived primarily from maintenance fees for packaged software products, and fees from development, implementation and maintenance of custom applications.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

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

     Our direct cost of network software consists primarily of compensation, benefits, purchased equipment, third-party software and travel expenses incurred when providing our services.

     Service Bureau Revenue. Our service bureau offerings include our E9-1-1 application, hosted Position Determining Entity (PDE) software and Message Distribution Center applications. Revenue from our service bureau offerings consists of monthly recurring service fees and is recognized in the month earned. E9-1-1 and PDE service fees are primarily dependent on the number of subscribers the carrier covers, Public Service Answering Points (PSAPS) served or cell sites that provide E9-1-1 services for the carrier. As the carrier’s number of subscribers, PSAPS, or cell sites increases, the monthly recurring service fees increase. Message Distribution Center revenue is priced based on the volume of messaging traffic handled each month.

     Our direct cost of service bureau consists primarily of compensation, benefits, purchased equipment, third-party software and travel expenses incurred when providing our services, as well as the cost of our network operations centers circuits for connectivity to carrier customers and local governments’ PSAPs.

     Network Solutions Revenue. Network solutions revenue is generated from the design, installation and operation of wireless and wireline communication systems, including our compact deployable products, and high speed, satellite, and internet protocol solutions for corporate and government customer enterprise networks. These services are provided under time and materials contracts, cost plus fee contracts, or fixed price contracts. Revenue is recognized under time and materials contracts and cost plus fee contracts as billable costs are incurred. Fixed price contracts are accounted for using the percentage-of-completion method, measured by total costs incurred as a percentage of total estimated costs at the completion of the contract. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones. Any estimated losses on contracts are recognized in their entirety at the date that they become evident. Direct cost of network solutions consists of compensation, benefits, travel and the costs of third party consultants. Federal government contract costs, including allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. Contract revenue under these contracts is recorded at estimated net realizable amounts.

     Advertising Costs. Advertising is expensed as incurred. Advertising expense totaled $68 and $379 for the year ended December 31, 2002 and 2001 and less than $15 for the year ended December 31, 2000.

     Tradename. We acquired a tradename that is being amortized over three years using the straight-line method.

     Capitalized Interest. Total interest incurred was $1,164, $684 and $1,394 for the years ended December 31, 2002, 2001 and 2000, respectively. Approximately $267 of total interest incurred was capitalized during the year ended December 31, 2002.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

     Stock-Based Compensation. We have two stock-based employee compensation plans, which are described more fully in Note 17. We record compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related Interpretations. Under APB 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. The following table illustrates the effect on net loss attributable to common stockholders and loss per common share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123), to stock-based employee compensation.

	For the years ended
	December 31,

	2002	2001	2000

Net loss attributable to common stockholders, as reported	$(17,838)	$(89,483)	$(6,530)
Add: Stock-based employee compensation expense included in reported net loss	1,554	2,587	1,711
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,794)	(6,377)	(3,769)

Pro forma net loss per share attributable to common stockholders	$(23,078)	$(93,273)	$(8,588)

Loss per share:
Basic — as reported	$(0.61)	$(3.16)	$(0.39)

Basic — pro forma	$(0.79)	$(3.30)	$(0.51)

     In making the 2002, 2001 and 2000 pro forma estimates of stock compensation expense, we were required by generally accepted accounting principles to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including our expected stock price volatility. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect our fair value estimate, in our opinion, this model does not provide a reliable single measure of the fair value of our stock-based awards. In calculating the fair value of our stock options using Black-Scholes, we assumed that the expected life was 5 years, that the risk free interest rate was 3% for 2002 and 5.5% for 2001 and 2000, respectively, and that there was no dividend yield. We also assumed that the expected volatility of our stock was 139% for options granted in 2002, 164% for options granted in 2001 and 60% for options granted in 2000.

     Prior to our initial public offering in 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of Class A Common Stock at the date of grant. Net loss attributable to common stockholders, as reported, includes $1,554, $2,587 and $1,711 of non-cash stock compensation expense related to these grants for the years ended December 31, 2002, 2001 and 2000, respectively. We expect to record future stock compensation expense of $2,977 as a result of option grants that will be recognized over the remaining vesting period of three years.

     Stock option grants to consultants and advisors are accounted for at the estimated fair value on the date at which performance is complete, or if earlier, the date at which a commitment for performance to earn the equity instruments is reached.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

     Hedging and Derivative Activities. To protect against the reduction in value of forecasted foreign currency cash flows resulting from a long-term contract denominated in a foreign currency, we have hedged portions of the contract with forward contracts. When the U.S. dollar strengthens significantly against foreign currency, the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts.

     We recognize all of our derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For the cash flow hedge related to our long-term contract denominated in a foreign currency, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into revenue in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income/expense in current earnings during the period of change.

     Income Taxes. Income tax amounts and balances are accounted for using the liability method of accounting for income taxes and deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

2. Loss Per Common Share

	Year ended December 31,

	2002	2001	2000

	(share data in thousands)
Numerator:
Loss before extraordinary item	$(17,838)	$(89,483)	$(5,771)
Extraordinary item, net of taxes	—	—	(219)

Net loss	(17,838)	(89,483)	(5,990)
Dividends on Series A Redeemable Convertible Preferred Stock	—	—	(482)
Accretion of Series A Redeemable Convertible Preferred Stock	—	—	(58)

Net loss attributable to common stockholders	$(17,838)	$(89,483)	$(6,530)

Loss attributable to common stockholders before extraordinary item	$(17,838)	$(89,483)	$(6,311)

Denominator:
Denominator for basic and diluted loss per common share — weighted-average shares	29,149	28,297	16,948

Loss per common share before extraordinary item — basic and diluted	$(0.61)	$(3.16)	$(0.37)

Loss per common share — basic and diluted	$(0.61)	$(3.16)	$(0.39)

     Basic loss per common share is based upon the average number of shares of common stock outstanding during the period. Because we incurred a net loss in 2002, 2001 and 2000, potentially dilutive securities were excluded from the computation because the result would be anti-dilutive. These potentially dilutive securities consist of stock options and warrants.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

3. Supplemental Disclosure of Cash Flow Information

     Property and equipment acquired under capital leases totaled $174, $7,593 and $1,620 during the years ended December 31, 2002, 2001 and 2000, respectively.

     Interest paid totaled $1,164, $767 and $1,548 during the years ended December 31, 2002, 2001 and 2000, respectively.

4. Unbilled Receivables

     Unbilled receivables consisted of the following at December 31:

	2002	2001

Amounts billable at specified milestones	$6,507	$4,650
Contract retentions	138	129
Rate variances and costs and estimated earnings in advance of billings	342	218

	$6,987	$4,997

     Substantially all unbilled receivables are expected to be collected within twelve months.

5. Notes Receivable from Employees

     As of December 31, 2002 and 2001, loans due from employees total $14 and $3,521, respectively. These loans bear interest at rates ranging from 6.50% to 7.50% and are due in various installments over 12 to 60 months. During the third quarter of 2001, $2,500 was loaned to our President and Chief Executive Officer. These loans are collateralized by our common stock owned by the employees and vested stock options granted to these employees.

     During the third quarter of 2002, we received payments of approximately $3,665 from employees, including $158 of interest. Payments received during the third quarter of 2002, included $2,625 from our President and Chief Executive Officer.

6. Property and Equipment

     Property and equipment consisted of the following at December 31:

	2002	2001

Computer equipment	$17,597	$13,603
Computer software	4,061	2,634
Furniture and fixtures	2,467	2,391
Leasehold improvements	1,675	1,490
Vehicles	139	71

	25,939	20,189
Less: accumulated depreciation and amortization	(14,125)	(7,761)

	$11,814	$12,428

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

7. Intangible Assets

     Intangible assets consisted of the following as of December 31:

	2002		2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Tradename	$1,600	$1,070	$1,600	$517
Software development costs	9,035	1,347	14,149	7,437

Total	$10,635	$2,417	$15,749	$7,954

Estimated future amortization expense:
Year ending December 31, 2003	$3,724
Year ending December 31, 2004	$2,618
Year ending December 31, 2005	$1,876

8. Line of Credit

     In May 2002, we entered into an agreement with Silicon Valley Bank for a $15,000 line of credit. We can borrow an amount aggregating up to 80% of receivables less than 90 days old. The line of credit is secured by accounts receivable and bears an interest rate of prime plus 1.50% (5.75% at December 31, 2002). The line of credit will expire in April 2004. As of December 31, 2002, there were no borrowings outstanding under the line of credit.

9. Long-Term Debt

     Long-term debt consists of the following at December 31, 2002:

Note payable dated September 25, 2002, due March 31, 2004, and bearing interest at 7.75% per annum. The note requires monthly installments of principal and interest of $84 through February 28, 2004. The note is secured by the accounts receivable of one customer.	$2,432
Note payable dated December 20, 2002, due June 30, 2004, and bearing interest at 7.75% per annum. The note requires monthly installments of principal and interest of $84 through May 31, 2004. The note is secured by the accounts receivable of one customer.	2,634
State of Maryland loan-to-grant dated May 10, 2001, due January 1, 2004, and bearing interest at 5% per annum. The loan becomes a grant in $100 increments plus a pro rata share of the accrued interest, based on employment levels at annual milestones. At the time of the loan, $100 was immediately converted to a grant. In February 2002 and 2003, $100 of the principal and the pro rata share of interest were forgiven, respectively. The loan is secured by a letter of credit in favor of the State of Maryland.	200

Total	5,266
Less: current portion	(1,767)

$3,499

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

     Aggregate maturities of debt at December 31, 2002, are as follows:

2003	$1,767
2004	3,499

Total	$5,266

10. Capital Leases

     We lease certain furniture and equipment under capital leases. Property and equipment included the following amounts for capital leases at December 31:

	2002	2001

Computer equipment	$9,814	$9,761
Computer software	1,149	1,149
Furniture and fixtures	1,064	1,064
Leasehold improvements	243	209
Vehicles	71	71

	12,341	12,254
Less: accumulated amortization	(7,512)	(4,902)

	$4,829	$7,352

     Amortization of leased assets is included in depreciation and amortization expense.

     Future minimum payments under capital lease obligations consisted of the following at December 31, 2002:

2003	$3,426
2004	2,077
2005	23
2006	6
2007	6

Total minimum lease payments	5,538
Less: amounts representing interest	(491)

Present value of net minimum lease payments (including current portion of $3,003)	$5,047

     Capital lease obligations of $1,776 are secured by a pledge of revenues on two long-term contracts, in addition to the related equipment.

11. Common Stock

     Our Class A common stockholders are entitled to one vote for each share of stock held for all matters submitted to a vote of stockholders. Our Class B stockholders are entitled to three votes for each share owned.

12. Fair Value of Financial Instruments

     The fair value of our cash and cash equivalents, notes receivable from employees, long-term debt and derivative instruments approximates their respective carrying values as of December 31, 2002 and 2001.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

     We used the following methods and assumptions to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents: The carrying amounts approximate fair value because of the short maturity of these instruments.

     Notes receivable from employees and long-term debt: The fair value of our long-term debt obligations was estimated by discounting the future cash flows at rates available to us for similar borrowings.

     Derivative instruments: The fair value of our foreign currency forward contracts was determined based on quoted market prices for similar instruments.

13. Income Taxes

     Significant components of the benefit for income taxes attributable to loss before income taxes and extraordinary item for the year ended December 31 are as follows:

	2002	2001	2000

Current:
State and local	$—	$—	$—
Federal	—	—	—

	—	—	—
Deferred:
State and local	—	—	(419)
Federal	—	—	(2,182)

	—	—	(2,601)

Total	$—	$—	$(2,601)

     Significant components of our deferred tax assets and liabilities at December 31 consisted of:

	2002	2001

Deferred tax assets:
Reserves and accrued expenses	$521	$545
Deferred revenue	394	—
Depreciation	—	314
Charitable contributions	94	47
Net operating loss carryforward	30,483	23,851

Total deferred tax assets	31,492	24,757

Deferred tax liabilities:
Capitalized software development costs	(2,921)	(2,424)
Depreciation	(136)	—

Total deferred tax liabilities	(3,057)	(2,424)

Net deferred tax asset	28,435	22,333
Valuation allowance for net deferred tax asset	(28,435)	(22,333)

Net deferred tax asset	$—	$—

     At December 31, 2002, we had a U.S. federal net operating loss carryforwards for income tax purposes of approximately $80,220, which includes $34,600 acquired upon the acquisition of Xypoint. The net operating loss carryforwards from Xypoint will begin to expire in 2016. The remaining net operating loss carryforwards will begin to expire in 2022. The amount available to be used in any given year may be limited by operation of

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

certain provisions of the Internal Revenue Code. We have state net operating loss carryforwards available, the utilization of which may be similarly limited.

     The reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. federal statutory rate of 34% to loss before extraordinary item for the year ended December 31 is as follows:

	2002	2001	2000

Income tax (benefit) at statutory rate	$(6,065)	$(30,424)	$(2,846)
State tax benefit	(631)	(956)	(320)
Non-deductible items	703	22,316	127
Other	(109)	246	60
Change in valuation allowance	6,102	8,818	378

Total	$—	$—	$(2,601)

14. Acquisitions

     We completed the purchase of Xypoint Corporation (“Xypoint”) for aggregate consideration of $69,005 on January 19, 2001. Xypoint is a leading provider of E9-1-1 services to wireless carriers and focuses its business on wireless technology that identifies and makes use of information as to a wireless user’s location. The acquisition has been accounted for under the purchase method of accounting and includes a $9,700 charge for in-process research and development.

Acquisition consideration:
Cash	$734
Common stock	56,661
Stock options and warrants	7,860
Acquisition costs	3,750

Total consideration	$69,005

Purchase price allocation:
Tangible net assets acquired	$7,249
Intangible assets acquired:
In-process research and development	9,700
Developed technology	4,100
Workforce-in-place	1,500
Tradename	1,600
Goodwill	44,856

Total	$69,005

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

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

     Goodwill was determined based on the residual difference between the amount of consideration paid and the values assigned to identifiable tangible and intangible net assets. See also Note 15 for a discussion of the third quarter 2001 impairment charge for acquired intangible assets.

     On September 24, 2002, we acquired substantially all of the assets of Open Telephone Network, Inc. (Otelnet), a provider of real-time and on-demand alerting solutions of the wireless industry. Otelnet’s software platform integrates easily with existing carrier network elements and wireless portals, as well as our carrier software. Otelnet’s technology currently interoperates with our Wireless Internet Gateway™ and our Voyager™ platform. The pro forma statement of operations information for the year ended December 31, 2002 is omitted. The results of operations related to Otelnet did not have a significant impact on our results of operations or loss per share attributable to common stockholders for the year ended December 31, 2002.

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

15. Impairment of Goodwill and Other Intangibles

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

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

16. Extraordinary Loss

     We repaid $9,300 of our long-term debt in 2000 prior to its maturity and incurred a loss of $352 when we wrote off the remaining unamortized debt discount and deferred financing costs related to that debt. We classified that loss as an extraordinary loss, which, net of the related tax benefit of $133, was $219.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64 Amendment of FASB Statement No. 13, and Technical Corrections,effective for fiscal years beginning after May 15, 2002. The Statement rescinded FASB Statement No. 4. The criteria in APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will now be used to classify those gains and losses. Under APB 30, the extraordinary loss we recorded in 2000 does not meet the criteria to continue to be classified as an extraordinary item. Upon adoption of the Statement, the extraordinary loss will be reclassified into continuing operations and included in our loss from operations.

17. Stock Compensation Plans

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

     A summary of our stock option activity, and related information consists of the following for the years ended December 31 (all share amounts in thousands):

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	6,545	$3.36	3,233	$3.90	5,612	$0.32
Granted	1,854	2.45	4,807	3.86	1,318	8.91
Exercised	(416)	0.89	(510)	0.77	(3,419)	0.10
Forfeited	(1,145)	5.23	(985)	8.54	(278)	2.04

Outstanding, end of year	6,838	$2.95	6,545	$3.36	3,233	$3.90

Exercisable, at end of year	2,442	$2.64	1,554	$2.39	680	$0.70

Estimated weighted-average grant-date fair value of options granted during the year	$2.15		$3.61		$12.38

Weighted-average remaining contractual life of options outstanding at end of year	7.6 years		7.7 years		8.2 years

     Exercise prices for options outstanding at December 31, 2002 ranged from $0.01 to $26.05 as follows (all share amounts in thousands):

		Weighted-Average	Weighted-Average		Weighted-Average
		Exercise Prices	Remaining Contractual		Exercise Prices
	Options	of Options	Life of Options	Options	of Options
Exercise Prices	Outstanding	Outstanding	Outstanding (years)	Exercisable	Exercisable

$ 0.01 – $2.61	2,453	$1.30	7.3	1,050	$0.75
$ 2.61 – $5.21	3,542	$3.15	7.8	1,071	$3.07
$ 5.21 – $7.82	800	$6.48	7.3	284	$6.42
$ 7.82 – $10.42	12	$9.60	5.9	12	$9.60
$10.42 – $13.03	25	$12.00	7.6	19	$12.00
$17.37 – $26.05	6	$23.36	7.4	6	$23.36

     Prior to our initial public offering in 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of Class A Common Stock at the date of grant. For the year ended December 31, 2002, 2001 and 2000, we recorded $1,554, $2,587 and $1,711 of non-cash stock compensation expense related to these grants. We expect to record future stock compensation expense of approximately $2,977 over the remaining vesting period of three years.

     Employee Stock Purchase Plan. We have an employee stock purchase plan (the Plan) that gives all employees an opportunity to purchase shares of our Class A Common Stock. The plan allows for the purchase of 684,932 shares of our Class A Common Stock at a discount not to exceed 15% of the fair market value. Option periods are generally three months in duration. As of December 31, 2002, 218,840 shares of Class A Common Stock have been issued under the Plan.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

18. Operating Leases

     We lease certain office space and equipment under non-cancelable operating leases that expire on various dates through 2007. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2002:

2003	$3,082
2004	2,140
2005	2,123
2006	108
2007	110

$7,563

     Rent expense was $3,258, $2,607 and $1,475 for the years ended December 31, 2002, 2001 and 2000, respectively.

19. Retirement Plan

     We maintain a defined contribution benefit plan that covers substantially all employees who have attained age twenty-one. Participants may contribute from 1% to 15% of their annual compensation to the plan. On a discretionary basis, we may match contributions made by participants. All employer contributions vest over a six-year period. During 2002, 2001 and 2000, we made matching contributions of $670, $978 and $705, respectively.

20. Derivative and Hedging Activities

     In January 2002, we entered into a contract to sell products and services, which is denominated in British Pounds Sterling. Under the terms of this contract, we will be paid in British Pounds Sterling, which exposes us to foreign currency exchange risk. Fluctuations in the value of the British Pound Sterling relative to the United States Dollar could cause us to incur currency exchange gains or losses. In April 2002, we entered into several foreign currency option contracts primarily to manage our foreign currency exchange risk. All of the foreign currency options have been entered into with one financial institution acting as a counterparty. The outstanding foreign currency option contracts have various expiration dates between February 18, 2003 and March 17, 2003.

     A portion of the option contracts were entered into to manage our exposure to changes in the foreign currency exchange rate related to the forecasted cash receipts under this contract. To ensure both appropriate use as a hedge and hedge accounting treatment, this portion of these options is designated according to the hedge objective against specific forecasted cash receipts. The notional amounts, rates and maturities of these foreign currency options are closely matched to the related forecasted cash receipts. For the year ended December 31, 2002, no portion of the changes in fair value of the foreign currency cash flow hedges were determined to be ineffective. The asset associated with these foreign currency cash flow hedges is less than $1.

     The remaining portion of the foreign currency option contracts do not meet the criteria for hedge accounting treatment. These foreign currency options were entered into for speculative purposes. Therefore, the expense related to the change in fair market value of these derivatives for the year ended December 31, 2002 of $445, is included in other income. The liability associated with this derivative of $394 is included in accounts payable and accrued expenses.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

21. Concentrations of Credit Risk and Major Customers

     Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable and unbilled receivables. Accounts receivable are generally due within thirty days and no collateral is required. We maintain reserves for potential credit losses and historically such losses have been insignificant and within our expectations.

		% of Total Revenues
		For the year ended
		December 31,

Customer	Segment	2002	2001	2000

Federal Agencies	Network Solutions and Network Software	40%	30%	43%
Customer A	Network Software	15%	14%	N/A
Customer B	Network Software	10%	N/A	N/A

	As of December 31, 2002		As of December 31, 2001

	Accounts	Unbilled	Accounts	Unbilled
Customer	Receivable	Receivables	Receivable	Receivables

Federal Agencies	27%	18%	48%	78%
Customer A	18%	11%	N/A	N/A
Customer B	12%	38%	N/A	N/A
Customer C	N/A	10%	N/A	N/A
Customer D	N/A	10%	N/A	N/A

22. Business and Geographic Segment Information

     During the fourth quarter of 2002, management began evaluating our performance within three operating segments: network software, service bureau and network solutions. Management also began evaluating our performance based on gross profit. Gross profit is defined as revenue less direct cost of revenue. Gross profit is defined as revenue less direct cost of revenue, excluding the amortization of software development costs, which under accounting principles generally accepted in the United States, is considered in determining gross profit from software license revenues. We have restated prior period segment information for comparative purposes.

Network Software — We develop packaged and custom network software including intelligent network products (Xypoint® Location Platform, Wireless Internet Gateway, Short Message Service Center and Prepaid Wireless) that enable the delivery of Internet content, short messages, and enhanced communication services to a wide variety of wireless devices, including phones, two-way pagers and personal digital assistants.

Service Bureau — Our service bureau offerings include E9-1-1, Text Message Distribution Center and other custom software applications. We also provide implementation, operation and maintenance services to support these applications.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

     For the year ended 2002, our total revenues include approximately $8,746 of revenues generated from customers outside of the United States.

     We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented. The accounting policies used by our reportable segments are the same as those described in Note 1.

     The following table sets forth information on reportable segments:

	Year ended December 31,

	2002	2001	2000

Revenue:
Network software
Network software licenses	$16,552	$9,059	$9,546
Network software services	10,576	11,424	12,457

Network software total	27,128	20,483	22,003
Service bureau	23,881	16,775	—
Network solutions	41,036	32,294	36,060

Total revenue	$92,045	$69,552	$58,063

Segment gross profit:
Network software	$14,016	$10,976	$11,942
Service bureau	10,413	10,486	—
Network solutions	10,665	8,014	9,368

Total segment gross profit	$35,094	$29,476	$21,310

     A reconciliation of segment gross profit for our three segments to loss before income taxes and extraordinary item is as follows:

	Year ended December 31,

	2002	2001	2000

Total segment gross profit	$35,094	$29,476	$21,310
Research and development expense	(17,047)	(18,083)	(5,272)
Sales and marketing expense	(10,029)	(13,826)	(6,930)
General and administrative expense	(12,235)	(14,325)	(11,007)
Non-cash stock compensation expense	(1,554)	(2,587)	(1,711)
Depreciation and amortization of property and equipment	(6,156)	(4,550)	(2,388)
Amortization of software development costs	(4,831)	(4,946)	(2,892)
Amortization of goodwill and other intangibles	(553)	(9,226)	—
Acquired in-process research and development	—	(9,700)	—
Impairment of goodwill and other intangibles	—	(43,000)	—
Interest expense	(897)	(684)	(1,394)
Other income	370	1,968	1,912

Loss before income taxes and extraordinary item	$(17,838)	$(89,483)	$(8,372)

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

23. Quarterly Financial Information (unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001. The quarterly information has not been audited, but in our opinion, includes all adjustments necessary for a fair presentation.

	2002

	Three months ended

	March 31	June 30	September 30	December 31

Revenue	$16,850	$23,932	$23,245	$28,018
Direct cost of revenue	$10,285	$16,333	$13,078	$17,285
Net loss	$(7,306)	$(6,136)	$(2,559)	$(1,837)
Loss per common share — basic and diluted	$(0.25)	$(0.21)	$(0.09)	$(0.06)

	2001

	Three months ended

	March 31	June 30	September 30	December 31

Revenue	$17,137	$16,268	$18,059	$18,088
Direct cost of revenue	$9,008	$8,189	$11,100	$11,779
Net loss	$(17,996)	$(10,721)	$(53,845)	$(6,921)
Loss per common share — basic and diluted	$(0.66)	$(0.38)	$(1.88)	$(0.24)

24. Commitments and Contingencies

     In conjunction with our acquisition of Otelnet, 232,210 shares of our Class A Common Stock are being held in escrow until gross profits of $1,000 related to Otelnet products is realized. If the gross profit target is not met by December 31, 2003, then the shares held in escrow will be returned to us. Additional contingent consideration will be calculated as a percentage of gross profit targets achieved. For example, if gross profits from the sale of Otelnet products reach $2,000 by December 31, 2003 and are over and above the criteria to earn the escrow shares, the value of the additional consideration would be $840. There are no contingent payments beyond the year ended December 31, 2003. The additional payments can be made either in cash or Class A Common Stock at our option. Any contingent payments made will be accounted for as additional consideration. No contingent payments were made for the year ended December 31, 2002.

     In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. Telecommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No.01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our common stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate common stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of common stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11,12 and 15 of the Securities Act of 1933, as amended, and that the underwriters violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. We intend to vigorously defend the lawsuit. We believe that more than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

     Although we cannot currently predict the ultimate outcome of this matter, we do not expect the resolution will have a material effect on our consolidated results of operations, financial position or cash flows.