Form 10-Q
period 2003-03-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2003-04-29
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2003
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

      Indicate by check mark whether the registrant (1) has fled all reports required to be fled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such fling requirements for the past 90 days: Yes [ X ]     No [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Title of Each Class	as of April 15, 2003

Class A Common Stock, par value $0.01 per share	19,742,661
Class B Common Stock, par value $0.01 per share	9,849,960

Total Common Stock Outstanding	29,592,621

Index

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,

	2003	2002

Revenue
Network software
Network software licenses	$2,467	$2,343
Network software services	1,141	2,220

Network software total	3,608	4,563
Service bureau	7,555	5,920
Network solutions	8,129	6,367

Total revenue	19,292	16,850
Operating costs and expenses
Direct cost of network software	1,685	2,927
Direct cost of service bureau	4,006	2,699
Direct cost of network solutions	5,360	4,629
Research and development	3,915	4,136
Sales and marketing	2,393	3,009
General and administrative	2,903	3,176
Non-cash stock compensation expense	373	424
Depreciation and amortization of property and equipment	1,545	1,572
Amortization of software development costs	1,030	1,334
Amortization of goodwill and other intangible assets	138	138

Total operating costs and expenses	23,348	24,044

Loss from operations	(4,056)	(7,194)
Interest expense	(276)	(308)
Other income	284	196

Net loss	$(4,048)	$(7,306)

Loss per common share, basic and diluted	$(0.14)	$(0.25)

Weighted average shares — basic and diluted	29,568	28,870

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$21,146	$27,402
Accounts receivable	18,278	23,872
Unbilled receivables, less allowance of $419 in 2003 and $361 in 2002	8,138	6,987
Other current assets	2,214	1,675

Total current assets	49,776	59,936
Property and equipment, net of accumulated depreciation and amortization of $15,670 in 2003 and $14,125 in 2002	11,441	11,814
Software development costs, net of accumulated amortization of $2,377 in 2003 and $1,347 in 2002	7,807	7,688
Tradename, net of accumulated amortization of $1,208 in 2003 and $1,070 in 2002	392	530
Other assets	1,459	1,457

Total assets	$70,875	$81,425

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$11,816	$17,235
Accrued payroll and related liabilities	3,279	3,395
Deferred revenue	2,772	2,846
Current portion of capital lease obligations and notes payable	4,634	4,770

Total current liabilities	22,501	28,246
Capital lease obligations and notes payable, less current portion	4,341	5,543
Commitments and contingent liabilities	—	—
Stockholders’ equity
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 19,698,433 in 2003 and 19,632,123 in 2002	197	196
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 9,890,960 in 2003 and 2002	99	99
Additional paid-in capital	165,620	165,176
Accumulated deficit	(121,883)	(117,835)

Total stockholders’ equity	44,033	47,636

Total liabilities and stockholders’ equity	$70,875	$81,425

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)
(unaudited)

	Three months ended
	March 31,

	2003	2002

Operating activities:
Net loss	$(4,048)	$(7,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,613	1,572
Amortization of software development costs	1,030	1,334
Non-cash employee stock compensation expense	373	424
Amortization of goodwill and other intangible assets	138	138
State of Maryland loan forgiveness	(100)	(100)
Changes in operating assets and liabilities:
Accounts receivable, net	5,594	2,980
Unbilled receivables, net	(1,151)	(2,452)
Other current assets	(539)	(271)
Accounts payable and accrued expenses	(5,419)	(4,003)
Accrued payroll and related liabilities	(116)	208
Deferred revenue	(74)	1,019

Net cash used in operating activities	(2,699)	(6,457)
Investing activities:
Purchases of property and equipment	(1,240)	(1,214)
Capitalized software development costs	(1,149)	(1,155)
Change in other assets	(2)	586

Net cash used in investing activities	(2,391)	(1,783)
Financing activities:
Payments on capital lease obligations	(856)	(832)
Payments on long-term debt	(400)	—
Proceeds from long-term debt	18	—
Proceeds from exercise of employee stock options and sale of stock to employees	72	289

Net cash used in financing activities	(1,166)	(543)

Net decrease in cash	(6,256)	(8,783)
Cash and cash equivalents at the beginning of the period	27,402	42,928

Cash and cash equivalents at the end of the period	$21,146	$34,145

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

March 31, 2003
(amounts in thousands)
(unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2002 Annual Report on Form 10-K.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

We use estimates to determine tax liabilities to state and local governments and estimate these liabilities based on our knowledge of applicable laws and regulations. Based on a review of such laws, we revised our estimate of these liabilities and recorded a reduction of the related expense of $300 for the three months ended March 31, 2003.

2.     Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $17 for the three months ended March 31, 2002. We did not acquire any property and equipment under capital leases for the three months ended March 31, 2003.

Interest paid totaled $287 and $307 for the three months ended March 31, 2003 and 2002, respectively.

3.     Segment Information

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

software license revenues. We have restated prior period segment information for comparative purposes.

	Three months ended
	March 31,

	2003	2002

Revenue:
Network software
Network software licenses	$2,467	$2,343
Network software services	1,141	2,220

Network software total	3,608	4,563
Service bureau	7,555	5,920
Network solutions	8,129	6,367

Total revenue	$19,292	$16,850

Segment gross profit:
Network software	$1,923	$1,636
Service bureau	3,549	3,221
Network solutions	2,769	1,738

Total segment gross profit	$8,241	$6,595

A reconciliation of segment gross profit for our three segments to net loss is as follows:

	Three months ended
	March 31,

	2003	2002

Total segment gross profit	$8,241	$6,595
Research and development expense	(3,915)	(4,136)
Sales and marketing expense	(2,393)	(3,009)
General and administrative expense	(2,903)	(3,176)
Non-cash stock compensation expense	(373)	(424)
Depreciation and amortization of property and equipment	(1,545)	(1,572)
Amortization of software development costs	(1,030)	(1,334)
Amortization of goodwill and other intangibles	(138)	(138)
Interest expense	(276)	(308)
Other income	284	196

Net loss	$(4,048)	$(7,306)

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.     Intangible Assets

Intangible assets consisted of the following as of:

	March 31, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Tradename	$1,600	$1,208	$1,600	$1,070
Software development costs	10,184	2,377	9,035	1,347

Total	$11,784	$3,585	$10,635	$2,417

Estimated Future Amortization Expense:
For the nine month period ending December 31, 2003	$2,882
Year ending December 31, 2004	$2,825
Year ending December 31, 2005	$2,251
Year ending December 31, 2006	$241

5.     Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable and unbilled receivables. Accounts receivable are generally due within thirty days and no collateral is required. We maintain reserves for potential credit losses and historically such losses have been insignificant and within our expectations.

		% of Total Revenue
		For the three months
		ended March 31,

Customer	Segment	2003	2002

Federal Agencies	Network Solutions and Network Software	27%	32%
Customer A	Network Software	13%	15%
Customer B	Network Software	N/A	10%
Customer C	Service Bureau	10%	11%

	As of March 31, 2003

	Accounts	Unbilled
Customer	Receivable	Receivables

Federal Agencies	12%	34%
Customer A	15%	N/A
Customer B	N/A	42%
Customer D	18%	N/A

6.     Stock-Based Compensation

We have two stock-based employee compensation plans, our Amended and Restated 1997 Stock Incentive Plan and our Employee Stock Purchase Plan. We record compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related Interpretations.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

	For the three months
	ended March 31,

	2003	2002

Net loss attributable to common stockholders, as reported	$(4,048)	$(7,306)
Add: Stock-based employee compensation expense included in reported net loss	373	424
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,117)	(1,738)

Pro forma net loss per share attributable to common stockholders	$(4,792)	$(8,620)

Loss per share:
Basic and diluted — as reported	$(0.14)	$(0.25)

Basic and diluted — pro forma	$(0.16)	$(0.30)

In making the 2003 and 2002 pro forma estimates of stock compensation expense, we were required by generally accepted accounting principles to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including our expected stock price volatility. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect our fair value estimate, in our opinion, this model does not provide a reliable single measure of the fair value of our stock-based awards. In calculating the fair value of our stock options using Black-Scholes, we assumed that the expected life was 5 years, that the risk free interest rate was 3%, and that there was no dividend yield. We also assumed that the expected volatility of our stock was 139% for options granted in 2002, 164% for options granted in 2001 and 60% for options granted in 2000.

Prior to our initial public offering in 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of Class A Common Stock at the date of grant. Net loss attributable to common stockholders, as reported, includes $373 and $424 of non-cash stock compensation expense related to these grants for the three months ended March 31, 2003 and 2002, respectively. We expect to record future stock compensation expense of $2,542 as a result of option grants that will be recognized over the remaining vesting period of three years.

Stock option grants to consultants and advisors are accounted for at the estimated fair value on the date at which performance is complete, or if earlier, the date at which a commitment for performance to earn the equity instruments is reached.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “believes”, “anticipates”, “intends”, or “expects”. For example, the statement regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months is a forward-looking statement. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach profitability as early as anticipated or at all, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) develop software without any errors or defects, (vi) protect our intellectual property rights, and (vii) implement our business strategy. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

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

      We identified our most critical accounting policies to be those related to revenue recognition for our software contracts with multiple elements, contracts accounted for using the percentage of completion method, capitalized software, intangible assets and evaluation of impairment. We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our 2002 Annual Report on Form 10-K.

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

	Three months ended
	March 31,

	2003	2002

Revenue:
Network software
Network software licenses	$2,467	$2,343
Network software services	1,141	2,220

Network software total	3,608	4,563
Service bureau	7,555	5,920
Network solutions	8,129	6,367

Total revenue	$19,292	$16,850

Segment gross profit:
Network software	$1,923	$1,636
Service bureau	3,549	3,221
Network solutions	2,769	1,738

Total segment gross profit	$8,241	$6,595

      Gross profit is defined as revenue less direct cost of revenue, excluding the amortization of software development costs, which under accounting principles generally accepted in the United States, is considered in determining gross profit from software license revenues. A reconciliation of segment gross profit to loss before income taxes and extraordinary item is as follows:

	Three months ended
	March 31,

	2003	2002

Total segment gross profit	$8,241	$6,595
Research and development expense	(3,915)	(4,136)
Sales and marketing expense	(2,393)	(3,009)
General and administrative expense	(2,903)	(3,176)
Non cash stock compensation expense	(373)	(424)
Depreciation and amortization of property and equipment	(1,545)	(1,572)
Amortization of software development costs	(1,030)	(1,334)
Amortization of goodwill and other intangibles	(138)	(138)
Interest expense	(276)	(308)
Other income	284	196

Net loss	$(4,048)	$(7,306)

      For the three months ended March 31, 2003, customers that accounted for 10% or more of total revenue were Verizon Wireless, U.S. Cellular and various U.S. Government agencies. In addition, as of March 31, 2003, 42% of our total unbilled receivables were due from Hutchison 3G and 34% of our total unbilled receivables were due from various U.S. Government agencies. The loss of any of these customers would have a material adverse impact on our business.

      Total company backlog at March 31, 2003 was $81.8 million of which we expect to realize $40.2 million of our total backlog in the next twelve months. The backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or future revenue.

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

      Non-Cash Stock-Based Compensation Expense. During the second and third quarters of 2000, we granted options to purchase 885,983 shares of Class A Common Stock to employees and directors at an exercise price less than the fair market value of our Class A Common Stock at the date of grant. We will record future additional stock compensation expense of approximately $2.5 million as a result of these option grants that will be recognized ratably over the remaining vesting period of approximately three years. During the three months ended March 31, 2003 and 2002, we recognized approximately $0.4 million of stock compensation expense related to these grants.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

      Revenue. Total revenue increased $2.4 million, or 14%, to $19.3 million in the first three months of 2003 from $16.9 million in the same period in 2002.

      Total network software revenue decreased $1.0 million, or 21%, to $3.6 million in the first quarter of 2003 from $4.6 million in the same period in 2002. Network software license revenue increased $0.2 million, or 5%, to $2.5 million in the first quarter of 2003 from $2.3 million in the same period in 2002. Network software service revenue decreased $1.1 million, or 49%, to $1.1 million in the first quarter of 2003 from $2.2 million in the same period in 2002. This decrease was primarily due to the completion of custom software application projects for government agencies in the fourth quarter of 2002. In late 2002, we decided to not pursue new opportunities for developing custom software applications for government agencies.

      Service bureau revenue increased $1.7 million, or 28%, to $7.6 million in the first three months of 2003 from $5.9 million in the same period in 2002. The increase in revenue is due to an increase in the number of customers and related E9-1-1 deployments. As of March 31, 2003, the number of PSAP connections we served increased to 3,150, up 64% from the 1,920 PSAP connections served as of March 31, 2002. Quarter over quarter revenue growth is projected for our E9-1-1 business as additional locations are deployed under existing long-term contracts.

      Network solutions revenue increased $1.7 million, or 28%, to $8.1 million in the first three months of 2003 from $6.4 million in the same period in 2002. Revenue increased in the first three months of 2003 primarily due to increased volume of deployable communication system sales.

      Direct Cost of Revenue. Total direct cost of revenue increased $0.8 million, or 8%, to $11.1 million in the first three months of 2003 from $10.3 million in the same period in 2002. As a percentage of revenue, direct cost of revenue decreased to 57% in the first three months of 2003 from 61% in the same period in 2002.

      Direct cost of network software decreased $1.2 million, or 42%, to $1.7 million in the first three months of 2003 from $2.9 million in the same period in 2002. As a percentage of related revenue, direct cost of network software decreased to 47% in the first three months of 2003 from 64% in the same period in 2002. This decrease is primarily a result of a change in the makeup of software revenue and direct cost of network software. In the first three months of 2002, a greater portion of license revenue and direct cost of software was related to several custom software development projects which are accounted for under the percentage-of-completion method which generally achieve lower margins than those typically associated with off-the-shelf license revenue. In the first three months of 2003, a smaller portion of revenue and direct cost is related to percentage-of-completion projects, resulting in higher margins.

      Direct cost of service bureau increased $1.3 million, or 48%, to $4.0 million in the first three months of 2003 from $2.7 million in the same period in 2002. The increase in costs is related to a significantly greater number of deployments in 2003 completed compared to the prior year. As a percentage of related revenue, direct cost of service bureau increased from 46% in the first three months of 2002 to 53% in the first three months of 2003. The increase in direct cost of service bureau as a percentage of revenue is due to lower average per unit pricing under new long-term contracts plus the higher costs in the quarter related to deployment activity.

      Direct cost of network solutions increased $0.8 million, or 16%, to $5.4 million in the first three months of 2003 from $4.6 million in the same period in 2002. As a percentage of related revenue, direct cost of network solutions decreased to 66% in the first three months of 2003 from 73% in the same period in 2002. Network solutions projects have variable margins that fluctuate based on the type and complexity of the projects. Any variances in margins between periods are primarily due to changes in the mix of projects.

      Research and Development Expense. Research and development expense decreased $0.2 million, or 5%, to $3.9 million in the first three months of 2003 from $4.1 million for the same period in 2002. The decrease is due to the timing and mix of projects in development and the amount of capitalized software projects. Management continually assesses our spending on research and development to ensure resources are focused on products that are expected to achieve the highest level of success.

      Sales and Marketing Expense. Sales and marketing expense decreased $0.6 million, or 20%, to $2.4 million in the first three months of 2003 from $3.0 million in the same period in 2002. Our sales and marketing expenses have decreased largely due to reduced headcount and the alignment of resources with products and services to more effectively target certain markets while reducing overall operating expenses.

      General and Administrative Expense. General and administrative expense decreased $0.3 million, or 9%, to $2.9 million in the first three months of 2003 from $3.2 million in the same period in 2002. The decrease in general and administrative expenses reflects savings realized through combining systems and processes of acquired companies into our central operations and reduced headcount as well as a reduction related to the revision of an estimate for potential tax liabilities to state and local governments.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment was approximately $1.5 million for the first three months of 2003 and 2002.

      Amortization of Software Development Costs. Amortization of software development costs were $1.0 million in the first three months of 2003 compared to $1.3 million for the same period in 2002. Amortization expense as a percentage of software license fees decreased to 42% in the first three months of 2003 from 57% in the same period in 2002 as a result of an increase in fully amortized projects.

      Interest Expense. Interest expense was approximately $0.3 million for the three months ended March 31, 2003 and 2002.

      Other Income. Other income was $0.3 million in the first three months of 2003 compared to $0.2 million in the same period in 2002. The increase is due to recording foreign currency transaction gains.

Liquidity and Capital Resources

      We have funded our recent operations and capital expenditures primarily using net proceeds from our initial public offering in August 2000, which generated cash of approximately $83.2 million, as well as revenue from our operations and various borrowing arrangements. In 2001, our borrowing arrangements provided funding primarily through capital lease obligations. During the second half of 2002, as an alternative to leasing, we borrowed $5.2 million under a long-term debt arrangement to fund fixed asset purchases. As of March 31, 2003, we had $21.1 million in cash and cash equivalents and working capital of $27.3 million. We have an agreement with Silicon Valley Bank for a $15.0 million line of credit. We can borrow an amount equal to up to 80% of receivables less than 90 days old. The line of credit is secured by accounts receivable and bears interest at prime plus 1.5% (5.75% at March 31, 2003). The line of credit will expire in April 2004.

	Three months ended
	March 31,

	2003	2002

Net cash used in:
Operating activities	$(2,699)	$(6,457)
Investing activities	(2,391)	(1,783)
Financing activities	(1,166)	(543)

      Our net cash used in operating activities was $2.7 million in the first three months of 2003 and $6.5 million in the same period in 2002. The $2.7 million in net cash used in operating activities for the first three months of 2003 reflects a net loss of $4.0 million, a net decrease in operating assets and liabilities of $1.7 million, partly offset by non-cash expenses of $3.0 million. The changes in our operating assets and liabilities vary primarily based on the timing of billings and collections for long-term projects and license sales.

      Net cash used in investing activities was $2.4 million in the first three months of 2003 and $1.8 million in the first three months of 2002. In the first quarter of 2003, cash used in investing activities includes $1.1 million for the development of our software products and $1.2 million for the purchase of property and equipment.

      Net cash used in financing activities was $1.2 million in the first three months of 2003 and $0.5 million in the same period in 2002. In the first quarter of 2003, we repaid capital lease obligations of $0.9 million and notes payable of $0.4 million.

      During the second half of 2002, we borrowed approximately $5.2 million to primarily fund equipment purchases. The debt bears interest at 7.75% and is secured by the accounts receivable of one customer.

      On September 24, 2002 we acquired substantially all of the assets of Open Telephone Network, Inc. The purchase price of approximately $1.1 million includes $0.3 million of common stock, $0.2 million of cash payments and $0.6 million of acquisition and integration costs. We issued 232,210 shares of Class A Common Stock, valued at $1.13 per share, the average market price per share of our Class A Common Stock for the period two days before and including September 24, 2002, the closing date of the acquisition. An additional 232,210 shares of our Class A Common Stock are being held in escrow until gross profits of $1.0 million related to Otelnet products is realized. If the gross profit target is not met by December 31, 2003, then the shares held in escrow will be returned to us. Additional contingent consideration will be calculated as a percentage of gross profits achieved. For example, if gross profits from the sale of Otelnet products reach $2.0 million by December 31, 2003 and are over and above the criteria to earn the escrow shares, the value of the additional consideration would be $0.8 million. There are no contingent payments beyond the year ended December 31, 2003. The additional payments can be made either in cash or Class A Common Stock at our option. Any contingent payments made will be accounted for as additional consideration. The additional payments can be made either in cash or Class A Common Stock at our option. No contingent payments have been made or are due as of March 31, 2003.

      As of March 31, 2003, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of March 31, 2003 our commitments consisted of the following (amounts in thousands):

	2003	2004-2005	2006-2007	Total

Notes payable	$1,262	$3,514	$8	$4,784
Capital lease obligations	2,187	1,992	12	4,191
Operating leases	2,171	3,023	501	5,695

	$5,620	$8,529	$521	$14,670

      We currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, but unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements.

Related Party Transactions

      We have entered into a lease with Annapolis Partners LLC to explore the opportunity of relocating our Annapolis offices to a planned new real estate development. Our President and Chief Executive Officer owns a controlling voting and economic interest in Annapolis Partners LLC and he also serves as a member. The financial and many other terms of the lease have not yet been established. The lease is subject to several contingencies and rights of termination. For example, the lease can be terminated at the sole discretion of our Board of Directors if the terms and conditions of the development are unacceptable to us, including without limitation the circumstances that market conditions make the lease not favorable to us or the overall cost is not in the best interest to us or our shareholders, or any legal or regulatory restrictions apply. Our Board of Directors will evaluate this opportunity along with alternatives that are or may become available in the relevant time periods and there is no assurance that we will enter into a definitive lease at this new development site.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      We have limited exposure to financial market risks, including changes in interest rates. In May 2002, we entered into an agreement with Silicon Valley Bank for a $15.0 million line of credit. The line bears an interest rate of prime plus 1.5% (5.75% at March 31, 2003). As of March 31, 2003, we had $6.5 million available and unused under the line of credit. As of April 15, 2003, there were no borrowings outstanding under the line of credit.

      During the second half of 2002, we borrowed approximately $5.2 million to primarily fund equipment purchases. The debt bears interest at a fixed rate of 7.75%.

      At March 31, 2003, we had cash and cash equivalents of $21.1 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have increased our net loss for the first quarter of 2003 by approximately $70,000, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

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

      During 2002, we settled options with a notational value of £1.4 million British Pound Sterling and options with a notational value of £2.9 million British Pound Sterling expired and were not exercised. Cash paid to settle options was $0.3 million.

      As of March 31, 2003, we did not have any outstanding option contracts. Cash paid to settle options during the first quarter was approximately $0.4 million.

      As of March 31, 2003 we have approximately $3.4 million in unbilled receivables and $1.2 million in accounts receivable that are exposed to foreign currency exchange risk. For the three months ended March 31, 2003, we recorded $75,000 foreign exchange gain on unbilled receivables and $54,000 foreign exchange gain on accounts receivable.

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

Item 2.     Change in Securities and Use of Proceeds

      From August 7, 2000, the effective date of our Registration Statement on Form S-1, to March 31, 2003, our use of net proceeds was as follows:

(000’s)

Net offerings to issuer	$83,190
Use of proceeds:
Acquisitions	3,956
Property and equipment	9,447
Working capital	37,503
Repayment of indebtedness	11,138
Temporary investments:
Cash and cash equivalents	21,146

$83,190

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

Exhibit
Numbers	Description

99.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.03	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of April, 2003.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ MAURICE B. TOSÉ

Maurice B. Tosé
Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MAURICE B. TOSÉ Maurice B. Tosé	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 29, 2003

/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 29, 2003

CERTIFICATIONS

I, Maurice B. Tosé, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of TeleCommunication Systems, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: April 29, 2003

/s/ MAURICE B. TOSÉ

Maurice B. Tosé
Chairman, Chief Executive Officer and President

I, Thomas M. Brandt, Jr., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of TeleCommunication Systems, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: April 29, 2003

/s/ THOMAS M. BRANDT, JR.

Thomas M. Brandt, Jr.
Senior Vice President & Chief Financial Officer