Form 10-Q
period 2003-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2003-07-31
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2003
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ]     No [  ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes [  ]     No [ X ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
as of July 22,
Title of Each Class	2003

Class A Common Stock, par value
$0.01 per share	21,017,984
Class B Common Stock, par value
$0.01 per share	9,692,588

Total Common Stock Outstanding	30,710,572

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Network software:
Network software licenses	$788	$2,780	$3,255	$5,123
Network software services	1,492	2,585	2,633	4,805

Network software total	2,280	5,365	5,888	9,928
Service bureau	8,310	5,518	15,865	11,438
Network solutions	9,490	13,049	17,619	19,416

Total revenue	20,080	23,932	39,372	40,782
Operating costs and expenses:
Direct cost of network software	1,352	3,116	3,037	6,043
Direct cost of service bureau	3,961	3,168	7,967	5,867
Direct cost of network solutions	6,492	10,049	11,852	14,678
Research and development	4,664	4,349	8,579	8,485
Sales and marketing	2,213	2,395	4,606	5,404
General and administrative	2,707	3,214	5,610	6,390
Non-cash stock compensation expense	389	443	762	867
Depreciation and amortization of property and equipment	1,690	1,593	3,235	3,165
Amortization of software development costs	7,774	1,053	8,804	2,387
Amortization of Xypoint tradename	139	138	277	276

Total operating costs and expenses	31,381	29,518	54,729	53,562

Loss from operations	(11,301)	(5,586)	(15,357)	(12,780)
Interest expense	(216)	(410)	(492)	(791)
Other income (expense)	125	(140)	409	129

Net loss	$(11,392)	$(6,136)	$(15,440)	$(13,442)

Loss per common share — basic and diluted	$(0.38)	$(0.21)	$(0.52)	$(0.46)

Weighted average shares outstanding — basic and diluted	29,610	29,064	29,589	28,968

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,530	$27,402
Accounts receivable	18,386	23,872
Unbilled receivables, less allowance of $237 in 2003 and $361 in 2002	9,151	6,987
Other current assets	1,759	1,675

Total current assets	44,826	59,936
Property and equipment, net of accumulated depreciation and amortization of $17,360 in 2003 and $14,125 in 2002	11,013	11,814
Software development costs, net of accumulated amortization of $523 in 2003 and $1,347 in 2002	749	7,688
Tradename, net of accumulated amortization of $1,346 in 2003 and $1,070 in 2002	254	530
Other assets	1,339	1,457

Total assets	$58,181	$81,425

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,505	$17,235
Accrued payroll and related liabilities	3,566	3,395
Deferred revenue	2,520	2,846
Current portion of capital lease obligations and notes payable	5,719	4,770

Total current liabilities	20,310	28,246
Capital lease obligations and notes payable, less current portion	4,850	5,543
Commitments and contingent liabilities	—	—
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 20,983,984 in 2003 and 19,632,123 in 2002	210	196
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 9,726,588 in 2003 and 9,890,960 in 2002	97	99
Additional paid-in capital	165,989	165,176
Accumulated deficit	(133,275)	(117,835)

Total stockholders’ equity	33,021	47,636

Total liabilities and stockholders’ equity	$58,181	$81,425

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six months ended
	June 30,

	2003	2002

Operating activities:
Net loss	$(15,440)	$(13,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,371	3,163
Amortization of software development costs	8,804	2,387
Non-cash employee stock compensation expense	762	867
Amortization of Xypoint tradename	277	276
Non-cash investment loss	—	300
Non-cash stock compensation expense for non-employees	(50)	—
State of Maryland loan forgiveness	(100)	(100)
Changes in operating assets and liabilities:
Accounts receivable, net	5,486	(2,210)
Unbilled receivables, net	(2,164)	(2,320)
Other current assets	(84)	(620)
Accounts payable and accrued expenses	(8,730)	(300)
Accrued payroll and related liabilities	171	(187)
Deferred revenue	(326)	914

Net cash used in operating activities	(8,023)	(11,272)
Investing activities:
Purchases of property and equipment	(2,391)	(1,880)
Capitalized software development costs	(1,865)	(2,607)
Change in other assets	118	435

Net cash used in investing activities	(4,138)	(4,052)
Financing activities:
Payments on capital lease obligations	(1,635)	(1,864)
Payments on long-term debt	(812)	—
Proceeds from long-term debt	2,624	—
Proceeds from exercise of employee stock options and sale of stock to employees	112	456

Net cash provided by (used in) financing activities	289	(1,408)

Net decrease in cash	(11,872)	(16,732)
Cash and cash equivalents at the beginning of the period	27,402	42,928

Cash and cash equivalents at the end of the period	$15,530	$26,196

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
June 30, 2003
(amounts in thousands)
(unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six- month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2002 Annual Report on Form 10-K.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

We use estimates to determine tax liabilities to state and local governments and estimate these liabilities based on our knowledge of applicable laws and regulations. Based on a review of such laws, we revised our estimate of these liabilities and recorded a reduction of the related expense of $260 and $560 for the three and six months ended June 30, 2003, respectively.

2.     Loss Per Common Share

Basic loss per common share is based upon the average number of shares of common stock outstanding during the period. Because we incurred a net loss in all periods presented, potentially dilutive securities were excluded from the computation because the result would be anti-dilutive. These potentially dilutive securities consist of stock options, restricted stock grants, and warrants.

3.     Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $179 and $157 in the three months ended June 30, 2003 and 2002, respectively, and $179 and $174 during the six months ended June 30, 2003 and 2002, respectively.

Interest paid totaled $204 and $224 for the three months ended June 30, 2003 and 2002, respectively, and $492 and $501 for the six months ended June 30, 2003 and 2002, respectively.

4.     Segment Information

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three months ended		Six months ended June
	June 30,		30,

	2003	2002	2003	2002

Revenue:
Network software
Network software licenses	$788	$2,780	$3,255	$5,123
Network software services	1,492	2,585	2,633	4,805

Network software total	2,280	5,365	5,888	9,928
Service bureau	8,310	5,518	15,865	11,438
Network solutions	9,490	13,049	17,619	19,416

Total revenue	$20,080	$23,932	$39,372	$40,782

Segment gross profit:
Network software	$928	$2,249	$2,851	$3,885
Service bureau	4,349	2,350	7,898	5,571
Network solutions	2,998	3,000	5,767	4,738

Total segment gross profit	$8,275	$7,599	$16,516	$14,194

A reconciliation of gross profit to net loss is as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Total segment gross profit	$8,275	$7,599	$16,516	$14,194
Research and development expense	(4,664)	(4,349)	(8,579)	(8,485)
Sales and marketing expense	(2,213)	(2,395)	(4,606)	(5,404)
General and administrative expense	(2,707)	(3,214)	(5,610)	(6,390)
Non-cash stock compensation expense	(389)	(443)	(762)	(867)
Depreciation and amortization of property and equipment	(1,690)	(1,593)	(3,235)	(3,165)
Amortization of software development costs	(7,774)	(1,053)	(8,804)	(2,387)
Amortization of Xypoint tradename	(139)	(138)	(277)	(276)
Interest expense	(216)	(410)	(492)	(791)
Other income (expense)	125	(140)	409	129

Net loss	$(11,392)	$(6,136)	$(15,440)	$(13,442)

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.     Intangible Assets

Intangible assets consisted of the following as of:

	June 30, 2003			December 31, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets:
Tradename	$1,600	$1,346	$254	$1,600	$1,070	$530
Software development costs	1,272	523	749	9,035	1,347	7,688

Total	$2,872	$1,869	$1,003	$10,635	$2,417	$8,218

Estimated Future Amortization Expense:
For the six months ending December 31, 2003			$419
Year ending December 31, 2004			$332
Year ending December 31, 2005			$252

We routinely update our estimates of the future value of the software products that have been capitalized. As of June 30, 2003, it was determined that the expected margins from selling developed versions of key software products over their remaining useful lives was less than their remaining book value plus costs to complete. Therefore, we recorded additional amortization of $7,000 for the quarter ended June 30, 2003. This change in estimate gave consideration to the low level of license revenues earned during the second quarter of 2003 and revised estimates of future revenues net of costs to complete.

6.     Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable and unbilled receivables. Accounts receivable are generally due within thirty days and no collateral is required. We maintain reserves for potential credit losses and historically such losses have been insignificant and within our expectations.

		% of Total Revenue

		For the three	For the six
		months ended	months ended
Customer	Segment	June 30, 2003	June 30, 2003

Federal Agencies	Network Solutions	27%	26%
Customer A	Network Software and Service Bureau	15%	17%
Customer D	Network Software and Service Bureau	10%	10%

	As of June 30, 2003

	Accounts	Unbilled
Customer	Receivable	Receivables

Federal Agencies	21%	27%
Customer A	20%	11%
Customer B	N/A	24%
Customer C	10%	N/A
Customer D	11%	N/A

7.     Stock-Based Compensation

We have two stock-based employee compensation plans, our Third Amended and Restated 1997 Stock Incentive Plan (the “Stock Incentive Plan”) and our Employee Stock Purchase Plan. We record

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related Interpretations. Under APB 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. The following table illustrates the effect on net loss attributable to common stockholders and loss per common share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123), to stock-based employee compensation.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss attributable to common stockholders, as reported	$(11,392)	$(6,136)	$(15,440)	$(13,442)
Add: Stock-based employee compensation expense included in reported net loss	389	443	762	867
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,348)	(1,755)	(2,686)	(3,492)

Pro forma net loss per share attributable to common stockholders	$(12,351)	$(7,448)	$(17,364)	$(16,067)

Loss per common share:
Basic and diluted — as reported	$(0.38)	$(0.21)	$(0.52)	$(0.46)

Basic and diluted — pro forma	$(0.42)	$(0.26)	$(0.59)	$(0.55)

In calculating the fair value of our stock options using Black-Scholes, we assumed that the expected life was 5 years, that the risk free interest rate was 3%, and that there was no dividend yield. We also assumed that the expected volatility of our stock was 120% for restricted stock and for options granted in 2003 and 130% for options granted prior to 2003. In valuing these options at June 30, 2002, we assumed volatilities of 139% for options granted in 2002, 164% for options granted in 2001, and 60% for options granted in 2000.

Prior to our initial public offering in 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of Class A Common Stock at the date of grant. Net loss attributable to common stockholders, as reported, includes $222 and $443 of non-cash stock compensation expense related to these grants for the three months ended June 30, 2003 and 2002, respectively, and $595 and $867 of expense for the six months then ended. We expect to record future stock compensation expense of $1,504 as a result of option grants that will be recognized over the remaining vesting period of three years.

In the second quarter of 2003, we issued restricted stock to directors and certain key executives. The restrictions expire at the end of one year for directors and in annual increments over three years for executives and are based on continued employment. Net loss attributable to common stockholders for the three and six months ended June 30, 2003, as reported, includes $167 of non-cash stock compensation expense related to such stock grants. We expect to record future stock compensation

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

expense of $1,720 as a result of these restricted stock grants that will be recognized over the remaining vesting period for directors and executives.

8.     Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the requirements for consolidating certain entities in which equity investors do not have a controlling financial interest. We adopted FIN 46 during the second quarter of 2003. Since we are not affiliated with any variable interest entities, the adoption did not have an impact in the preparation of our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “believes”, “anticipates”, “intends”, or “expects”. For example, the statement regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months is a forward-looking statement. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach profitability as early as anticipated or at all, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) develop software without any errors or defects, (vi) protect our intellectual property rights, (vii) implement our business strategy (viii) realize backlog, and (vix) achieve continued revenue growth in the foreseeable future for our E9-1-1 business. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Overview

      We manage our business in three segments: network software, service bureau and network solutions. Our network software segment develops, licenses, and maintains software products. Our service bureau segment provides our E9-1-1 service and hosts software application offerings. Our network solutions segment designs, develops and deploys information processing and communication systems and provides related services. The following table sets forth information regarding each of our segments (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Network software
Network software licenses	$788	$2,780	$3,255	$5,123
Network software services	1,492	2,585	2,633	4,805

Network software total	2,280	5,365	5,888	9,928
Service bureau	8,310	5,518	15,865	11,438
Network solutions	9,490	13,049	17,619	19,416

Total revenue	$20,080	$23,932	$39,372	$40,782

Segment gross profit:
Network software	$928	$2,249	$2,851	$3,885
Service bureau	4,349	2,350	7,898	5,571
Network solutions	2,998	3,000	5,767	4,738

Total segment gross profit	$8,275	$7,599	$16,516	$14,194

      Gross profit is defined as revenue less direct cost of revenue, excluding the amortization of software development costs, which under accounting principles generally accepted in the United States, is considered in determining gross profit from software license revenues. A reconciliation of segment gross profit to net loss is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Total segment gross profit	$8,275	$7,599	$16,516	$14,194
Research and development expense	(4,664)	(4,349)	(8,579)	(8,485)
Sales and marketing expense	(2,213)	(2,395)	(4,606)	(5,404)
General and administrative expense	(2,707)	(3,214)	(5,610)	(6,390)
Non-cash stock compensation expense	(389)	(443)	(762)	(867)
Depreciation and amortization of property and equipment	(1,690)	(1,593)	(3,235)	(3,165)
Amortization of software development costs	(7,774)	(1,053)	(8,804)	(2,387)
Amortization of Xypoint tradename	(139)	(138)	(277)	(276)
Interest expense	(216)	(410)	(492)	(791)
Other income (expense)	125	(140)	409	129

Net loss	$(11,392)	$(6,136)	$(15,440)	$(13,442)

      For both the six months and three months ended June 30, 2003, customers that accounted for 10% or more of total revenue were Verizon Wireless, U.S. Cellular and various U.S. Government agencies In addition, as of June 30, 2003, our total billed receivables included 13% from U.S. Cellular, 10% from Cingular, 21% from Verizon Wireless, and 21% from various U.S. Government agencies. As of June 30, 2003, our total unbilled receivables included 24% from Hutchison 3G, 11% from Verizon Wireless, and 27% from various U.S. Government agencies. The loss of any of these customers would have a material adverse impact on our business.

      Total company backlog at June 30, 2003 was $80.7 million, of which $3.9 million related to our network software segment, $67.6 million related to our service bureau segment and $9.2 million related to our network solutions segment. We expect to realize approximately $41.8 million of this backlog in the next twelve months. Total company backlog at June 30, 2002 was $62.4 million, of which $15.3 million related to our network software segment, $37.7 million related to our service bureau segment and $9.4 million related to our network solutions segment. Our backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

      Network Software Revenue and Related Direct Cost of Revenue. We market our network software products and services by responding to requests for proposals, through our direct sales force and through channel partners. We generate network software revenue from licensing of our software products, and providing related maintenance and deployment services. We also sell custom software applications. The Wireless Internet Gateway, TCS Xypoint® Location Platform products, Short Message Service Center (SMSC), and message notification applications are the principal generators of software license fees.

      We sell all of our software products directly to carriers. Initial licensing fees are a function of the number of subscribers in the network where our software is deployed. As a carrier’s subscriber base increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. Generally, we recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs. Software license fees billed and not recognized as revenue are included in deferred revenue.

      We have also historically sold some of our network software products through our channel relationship with Lucent. This sales process typically includes participation of our engineers along with Lucent in presenting our products to prospective customers. Lucent pays us initial license fees generally ranging between 50% and 80% of the revenue it generates from sales of the Short Message Service Center application that we developed under our 1996 development agreement. For sales of our Wireless Internet Gateway, Lucent pays us initial fees ranging between 75% and 90% of the sale value which we negotiate on a case-by-case basis.

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

      Service Bureau Revenue and Related Direct Cost of Revenue. Our service bureau offerings include our E9-1-1 application, hosted Position Determining Entity (PDE) software and Message Distribution Center applications. Revenue from our service bureau offerings consists of monthly recurring service fees and is recognized in the month earned. E9-1-1 and PDE service fees are primarily dependent on the number of subscribers the carrier covers, Public Service Answering Points (PSAPs) served or cell sites that provide E9-1-1 services for the carrier. As the carrier’s number of subscribers, PSAPs, or cell sites increases, the monthly recurring service fees increase. Message Distribution Center revenue is priced based on message volume.

      The direct cost of our service bureau revenue consists primarily of compensation, benefits, purchased equipment, third-party software and travel expenses incurred when providing our services, as well as the cost of our network operations centers circuits for connectivity to carrier customers and local governments’ PSAPs.

      Network Solutions Revenue and Related Direct Cost of Revenue. We generate network solutions revenue from the design, development and deployment of information processing and communication systems for corporate and government enterprises. Representative examples of recent network solutions projects include delivery of our SwiftLink™ product, lightweight, secure, deployable communications systems to the U.S. Departments of State and Defense. SwiftLink™ provides secure voice, video and data communications, supports a worldwide network during trips abroad and throughout the United States and provides full network functionality and IP telephony capability using landlines and satellite-based technologies. We operate a teleport facility in Baltimore, MD, which supports the integration of satellite communications and terrestrial wireless broadband with U.S. broadband networks. We generally provide network solutions under long-term contracts. We recognize revenue under long-term contracts as billable costs are incurred and for fixed-price contracts using the percentage-of-completion method, measured by total costs incurred compared to total estimated costs. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Under our contracts with the U.S. government, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.

      The direct cost of our network solutions revenue consists primarily of compensation, benefits, travel, purchased equipment and the costs of third-party contractors that we engage. Our direct costs of providing services under long-term contracts include an allocation of indirect costs at rates that comply with federal contractor cost accounting regulations.

      Research and Development Expense. Our research and development expense consists of the costs of developing software products incurred prior to establishing technological feasibility. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products. Cost incurred to enhance or complete products for which we have established technological feasibility and are not anticipated to be recovered are expensed as incurred. These costs primarily include compensation and benefits as well as costs associated with testing products before deployment. We expense research and development costs as they are incurred.

      Sales and Marketing Expense. Our sales and marketing expenses include compensation and benefits, trade show, travel, advertising and public relations costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our network software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationship with Lucent to market our network software products to wireless carrier customers. We sell our network solutions primarily through direct sales professionals.

      General and Administrative Expense. General and administrative expense consists primarily of compensation costs and other costs associated with management, finance, human resources and internal information systems. These costs include compensation and benefits, rent, utilities and other facilities costs which are expensed as incurred.

      Non-Cash Stock-Based Compensation Expense. During the second and third quarters of 2000, we granted options to purchase 885,983 shares of Class A Common Stock to employees and directors at an exercise price less than the fair market value of our Class A Common Stock at the date of grant. We will record future additional stock compensation expense of approximately $1.5 million as a result of these option grants that will be recognized ratably over the remaining vesting period of approximately three years ending in 2005. During the first half of 2003 and 2002, we recognized approximately $0.6 million and $0.9 million, respectively, of stock compensation expense related to these grants. Additionally, in the second quarter of 2003, restricted stock was issued to directors and certain key executives. The restrictions expire at the end of one year for directors and in annual increments over three years for executives and are based on continued employment. The fair value of the stock is recorded as an expense over the period that the restrictions expire and is based on the value of TCS Class A Common Stock at the date of grant. In the second quarter 2003, we recognized $0.2 million of stock compensation expense related to these restricted stock grants. We will record future stock compensation expense of approximately $1.7 million as a result of these grants that will be recognized ratably over the respective remaining vesting periods.

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

      Amortization of Software Development Costs. We capitalize software development costs after we establish technological feasibility, and amortize those costs over the estimated useful lives of the software beginning on the date when the software is first available for general release. We calculate amortization of software development costs on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product, which is never greater than three years. We also compute amortization using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product. If this revenue curve method results in amortization greater than the amount computed using the straight-line method, we record amortization at that greater amount. Amortization as a percentage of software license fees is generally a higher percentage in the early stages of a product’s life cycle. Our policies to determine when to capitalize software development costs and how much to amortize in a given period require us to make subjective estimates and judgments. If our software products do not achieve the level of market acceptance that we expect and our future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods.

      Amortization of Xypoint Tradename. Other intangible asset consists of the Xypoint® tradename. The cost of the tradename is being amortized over its estimated useful life of three years using the straight-line method.

      Other Income (Expense). Other income (expense) consists primarily of income earned on cash equivalents, foreign currency transaction gain or loss and other income or expense related to recording our derivative investment activities.

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

      Revenue. Total revenue was $20.1 million in the second quarter of 2003, down $3.9 million, or 16%, from $23.9 million in the same period in 2002.

      Total network software revenue was $2.3 million in the three months ended June 30, 2003, which was a $3.1 million, or 58%, decrease from $5.4 million in the same period in 2002. Network software license revenue was $0.8 million in the second quarter of 2003, which was a $2.0 million, or

72%, decrease from $2.8 million in the same period in 2002. Network software service revenue was $1.5 million in the second quarter of 2003, which was a $1.1 million, or 42%, decrease from $2.6 million in the same period in 2002. These decreases were primarily due to reduced carrier software deployment project activity as well as reduced custom software application projects for government agencies. In late 2002, we decided not to pursue new opportunities for developing custom software applications for government agencies.

      Service bureau revenue was $8.3 million in the three months ended June 30, 2003, which was a $2.8 million, or 51%, increase from $5.5 million in the same period in 2002. The increase in revenue is due to a significant increase in E9-1-1 deployments, an increase in customers served, and increased text message distribution volume. As of June 30, 2003, the number of our PSAP connections was increased to 3,480, up 58% from the 2,180 PSAP connections served as June 30, 2002. Continued revenue growth is projected for the foreseeable future for our E9-1-1 business as additional locations are deployed under existing long-term contracts.

      Network solutions revenue was $9.5 million in the three months ended June 30, 2003, which was a $3.5 million, or 27%, decrease from $13.0 million in the same period in 2002. The decrease is due to the completion of a major project to provide system components in the prior year.

      Direct Cost of Revenue. Total direct cost of revenue decreased $4.5 million, or 28%, to $11.8 million in the second quarter of 2003 from $16.3 million in the same period in 2002. As a percentage of revenue, direct cost of revenue decreased to 59% in second quarter of 2003 from 68% in the same period in 2002.

      Direct cost of network software revenue decreased $1.7 million, or 57%, to $1.4 million in the second quarter of 2003 from $3.1 million in the same period in 2002, corresponding to the reduced volume of business. As a percentage of related revenue, direct cost of network software was 59% in the second quarter of 2003 compared to 58% in the same period in 2002.

      Direct cost of service bureau revenue increased $0.8 million, or 25%, to $4.0 million in the second quarter of 2003 from $3.2 million in the same period in 2002. The increase in costs is related to a greater cumulative number of deployments completed in 2003 compared to the prior year. As a percentage of related revenue, direct cost of service bureau decreased from 57% in the second quarter of 2002 to 48% in the second quarter of 2003. The decrease in direct cost of service bureau as a percentage of revenue is due to reduced relative deployment spending and scale economies from cumulative volume.

      Direct cost of network solutions revenue decreased $3.5 million, or 35%, to $6.5 million in the second quarter of 2003 from $10.0 million in the same period in 2002. As a percentage of related revenue, direct cost of network solutions decreased to 68% in the second quarter of 2003 from 77% in the same period in 2002. Network solutions projects have variable margins that fluctuate based on the type and complexity of the projects. Variances in margins between periods are primarily due to changes in the mix of projects.

      Research and Development Expense. Research and development expense increased $0.3 million, or 7%, to $4.6 million in the second quarter of 2003 from $4.3 million for the same period in 2002. The increase is due to the timing and mix of projects in development and the amount of capitalized research and development costs.

      Sales and Marketing Expense. Sales and marketing expense decreased $0.2 million, or 8%, to $2.2 million in the second quarter of 2003 from $2.4 million in the same period in 2002. Our sales and marketing expenses have decreased largely due to the re-alignment of resources with products and services to more effectively target certain markets.

      General and Administrative Expense. General and administrative expense decreased $0.5 million, or 16%, to $2.7 million in the second quarter of 2003 from $3.2 million in the same period in 2002. The decrease in general and administrative expenses reflects savings realized through combining systems and processes of acquired companies into our central operations and reduced headcount, as well as a reduction related to the revision of an estimate for potential tax liabilities to state and local governments.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $0.1 million or 6% to $1.7 million for the second quarter of 2003 from $1.6 million in the same period in 2002.

      Amortization of Software Development Costs. Amortization of software development costs was $7.8 million in the second quarter of 2003 compared to $1.1 million for the same period in 2002. We routinely update our estimates of the future value of the software products that have been capitalized. As of June 30, 2003, it was determined that the expected margins from selling developed versions of key software products over their remaining useful life are less than their remaining book value plus costs to complete. Therefore, we recorded additional amortization of $7.0 million for the quarter ended June 30, 2003. This change in estimate gave consideration to the low level of license revenues earned during the second quarter and revised estimates of future revenues net of costs to complete.

      Interest Expense. Interest expense was $0.2 million in the three months ended June 30, 2003 compared to $0.4 million in the same period in 2002.

      Other Income (Expense). Other income (expense) was $0.1 million of income in the second quarter of 2003 compared to expense of $0.1 million in the same period in 2002. The increase is due to the effects of foreign currency transaction gains in 2003 versus losses in the prior year.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

      Revenue. Total revenue was $39.4 million in the first half of 2003, down $1.4 million, or 3%, from $40.8 million in the same period in 2002.

      Total network software revenue was $5.9 million for the six months ended June 30, 2003, which was a $4.0 million, or 41%, decrease from $9.9 million in the same period in 2002. Network software license revenue was $3.3 million in the first half of 2003, which was a $1.8 million, or 36%, decrease from $5.1 million in the same period in 2002. Network software service revenue was $2.6 million in the first half of 2003, which was a $2.2 million, or 45%, decrease from $4.8 million in the same period in 2002. These decreases were primarily due to reduced carrier software deployment project activity as well as reduced custom software application projects for government agencies. In late 2002, we decided not to pursue new opportunities for developing custom software applications for government agencies.

      Service bureau revenue was $15.9 million for the six months ended June 30, 2003, which was a $4.5 million, or 39% increase from $11.4 million in the same period in 2002. The increase in revenue is due to a significant increase in E9-1-1 deployments, an increase in customers served, and increased text message distribution volume. Continued revenue growth is projected for our E9-1-1 business as additional locations are deployed under existing long-term contracts.

      Network solutions revenue was $17.6 million for the six months ended June 30, 2003, which was a $1.8 million, or 9%, decrease from $19.4 million in the same period in 2002. The decrease is due to the completion of a major project to provide system components in the prior year.

      Direct Cost of Revenue. Total direct cost of revenue decreased $3.7 million, or 14%, to $22.9 million in the first half of 2003 from $26.6 million in the same period in 2002. As a percentage of revenue, direct cost of revenue decreased to 58% in first half of 2003 from 65% in the same period in 2002.

      Direct cost of network software revenue decreased $3.0 million, or 50%, to $3.0 million in the first half of 2003 from $6.0 million in the same period in 2002, corresponding to the reduced volume of business. As a percentage of related revenue, direct cost of network software was 52% in the first half of 2003 compared to 61% in the same period in 2002. In the first half of 2003, a smaller portion of revenue and direct cost is related to custom software developed license projects which are accounted for under the percentage-of-completion method of accounting than in the first half of 2002.

As such custom projects generally achieve lower margins than those typically associated with off-the-shelf license revenue, margins in the first half of 2003 were higher than in the same period in 2002.

      Direct cost of service bureau revenue increased $2.1 million, or 36%, to $8.0 million in the second quarter of 2003 from $5.9 million in the same period in 2002. The increase in costs is related to a greater cumulative number of deployments completed in 2003 compared to the prior year. As a percentage of related revenue, direct cost of service bureau decreased slightly from 51% in the second quarter of 2002 to 50% in the second quarter of 2003.

      Direct cost of network solutions revenue decreased $2.8 million, or 19%, to $11.9 million in the first half of 2003 from $14.7 million in the same period in 2002. As a percentage of related revenue, direct cost of network solutions decreased to 67% in the first half of 2003 from 75% in the same period in 2002. Network solutions projects have variable margins that fluctuate based on the type and complexity of the projects. Variances in margins between periods are primarily due to changes in the mix of projects.

      Research and Development Expense. Research and development expense increased $0.1 million, or 1%, to $8.6 million in the second quarter of 2003 from $8.5 million for the same period in 2002. The increase is due to the timing and mix of projects in development and the amount of capitalized research and development costs.

      Sales and Marketing Expense. Sales and marketing expense decreased $0.8 million, or 15%, to $4.6 million in the second quarter of 2003 from $5.4 million in the same period in 2002. Our sales and marketing expenses have decreased largely due to the alignment of resources with products and services to more effectively target certain markets.

      General and Administrative Expense. General and administrative expense decreased $0.8 million, or 12%, to $5.6 million in the second quarter of 2003 from $6.4 million in the same period in 2002. The decrease in general and administrative expenses reflects savings realized through combining systems and processes of acquired companies into our central operations and reduced headcount, as well as a reduction related to the revision of an estimate for potential tax liabilities to state and local governments.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $0.1 million or 2% to $3.2 million for the first half of 2003 from $3.1 million in the same period in 2002.

      Amortization of Software Development Costs. Amortization of software development costs was $8.8 million in the first half of 2003 compared to $2.4 million for the same period in 2002. We routinely update our estimates of the future value of the software products that have been capitalized. As of June 30, 2003, it was determined that the expected margins from selling developed versions of key software products over their remaining useful life are less than their remaining book value plus costs to complete. Therefore, we recorded additional amortization of $7.0 million for the quarter ended June 30, 2003. This change in estimate gave consideration to the low level of license revenues earned during the second quarter and revised estimates of future revenues net of costs to complete.

      Interest Expense. Interest expense was $0.5 million in the six months ended June 30, 2003 compared to $0.8 million in the same period in 2002.

      Other Income (Expense). Other income (expense) was $0.4 million in the six months ended June 30, 2003 compared to $0.1 million in the same period in 2002. The increase is due to the effects of foreign currency transaction gains and losses incurred in 2003 compared to 2002.

Liquidity and Capital Resources

      We have funded our recent operations and capital expenditures primarily using net proceeds from our initial public offering in August 2000, which generated cash of approximately $83.2 million, as well as revenue from our operations and various borrowing arrangements. In 2001, our borrowing arrangements provided funding primarily through capital lease obligations. During the second quarter of 2003 and in the second half of 2002, as an alternative to leasing, we borrowed $2.6 million and

$5.2 million, respectively, under long-term debt arrangements to fund fixed asset purchases. As of June 30, 2003, we had $15.5 million in cash and cash equivalents and working capital of $24.5 million. We extended our agreement with Silicon Valley Bank for a $15.0 million line of credit. We can borrow an amount equal to up to 80% of receivables less than 90 days old. The line of credit is secured by the assets of the company and bears interest at prime plus 1.0% with the minimum prime rate at 4.25% (5.25% at June 30, 2003). The line of credit will expire in April 2006. As of June 30, 2003, we had $6.0 million available and unused under the line of credit and as of July 22, 2003, there were no borrowings outstanding under the line of credit.

	Six months ended
	June 30,

	2003	2002

Net cash (used in) provided by:
Operating activities	$(8,023)	$(11,272)
Investing activities	(4,138)	(4,052)
Financing activities	289	(1,408)

      Our net cash used in operating activities was $8.0 million in the first six months of 2003 and $11.3 million in the same period in 2002. The $8.0 million in net cash used in operating activities for the first six months of 2003 reflects a net loss of $15.5 million, a net decrease in operating assets and liabilities of $5.7 million, partly offset by non-cash expenses which are included in the net loss of $13.2 million. The changes in our operating assets and liabilities vary primarily based on the timing of billings and collections as well as vendor payment terms for long-term projects, license sales and service bureau operations.

      Net cash used in investing activities was $4.1 million in the first six months of 2003 and $4.0 million in the first six months of 2002. In the first half of 2003, cash used in investing activities includes $1.9 million for the development of our software products and $2.4 million for the purchase of property and equipment.

      Net cash provided by financing activities was $0.3 million in the first six months of 2003 and net cash used in financing activities was $1.4 million in the same period in 2002. In the first half of 2003, we borrowed an additional $2.6 million under a long-term borrowing arrangement for the purpose of funding equipment purchases, and we repaid capital lease obligations of $1.6 million and notes payable of $0.8 million.

      During the second quarter of 2003 and the second half of 2002, we borrowed approximately $2.6 million and $5.2 million, respectively, primarily to fund equipment purchases. The debt bears interest at 7.75% and is secured by the accounts receivable owed to us by one customer.

      On September 24, 2002 we acquired substantially all of the assets of Open Telephone Network, Inc. The purchase price of approximately $1.1 million was comprised of common stock, cash payments and acquisition and integration costs. The majority of this purchase price was attributed to acquired technology. We issued 232,210 shares of Class A Common Stock, valued at $1.13 per share, the average market price per share of our Class A Common Stock for the period two days before and including September 24, 2002, the closing date of the acquisition. An additional 232,210 shares of our Class A Common Stock are being held in escrow until gross profits of $1.0 million related to Otelnet products is realized. If the gross profit target is not met by December 31, 2003, then the shares held in escrow will be returned to us. The value of this acquired technology was reassessed at June 30, 2003 and, therefore, was included in the accelerated amortization expense recorded in the second quarter of 2003.

      As of June 30, 2003, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of June 30, 2003 our commitments consisted of the following (amounts in thousands):

	2003	2004–2005	2006–2007	Total

Notes payable	$1,636	$5,997	$8	$7,641
Capital lease obligations	1,838	2,225	38	4,101
Operating leases	1,261	4,962	3,369	9,592

	$4,735	$13,184	$3,415	$21,334

      We currently believe that our existing cash equivalents, available credit facility and marketable securities will be sufficient to meet our anticipated working capital and capital expenditures needs for at least the next twelve months, but unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements.

Related Party Transactions

      We have entered into a lease with Annapolis Partners LLC to explore the opportunity of relocating our Annapolis offices to a planned new real estate development. Our President and Chief Executive Officer owns a controlling voting and economic interest in Annapolis Partners LLC and he also serves as a member. The financial and many other terms of the lease have not yet been established. The lease is subject to several contingencies and rights of termination. For example, the lease can be terminated at the sole discretion of our Board of Directors if the terms and conditions of the development are unacceptable to us, including without limitation the circumstances that market conditions make the lease not favorable to us or the overall cost is not in the best interest of us or our shareholders, or any legal or regulatory restrictions apply. Our Board of Directors will evaluate this opportunity along with alternatives that are or may become available in the relevant time periods and there is no assurance that we will enter into a definitive lease at this new development site.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      We have limited exposure to financial market risks, including changes in interest rates. In July 2003, we extended our agreement with Silicon Valley Bank for a $15.0 million line of credit. The line bears an interest rate of prime plus 1.0% with a minimum prime rate of 4.25% (5.25% at June 30, 2003). As of June 30, 2003, there were no borrowings outstanding under the line of credit.

      During the second quarter of 2003 and the second half of 2002, we borrowed approximately $2.6 million and $5.2 million, respectively, primarily to fund equipment purchases. The debt bears interest at a fixed rate of 7.75%.

      At June 30, 2003, we had cash and cash equivalents of $15.5 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have increased our net loss for the three and six month periods ending June 30, 2003 by approximately $46,000 and $116,000, respectively, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

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

      As of June 30, 2003 we had approximately $2.2 million in unbilled receivables and $1.1 million in accounts receivable that are exposed to foreign currency exchange risk. For the six months ended June 30, 2003, we recorded $234,000 foreign exchange gain on unbilled receivables and $320,000 foreign exchange gain on accounts receivable.

Item 4.	Controls and Procedures

      As of the end of the period ending June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      On June 12, 2003, we held our Annual Meeting of Stockholders. Two matters were submitted to the stockholders for consideration:

      1. election of five Directors (being all of our Directors); and

      2. approval of the Third Amended and Restated 1997 Stock Incentive Plan.

      Each share of our Class A Common Stock is entitled to one vote per share and each share of our Class B Common Stock is entitled to three votes per share. Both matters were approved by our stockholders in the following manner:

      1. Election of five Directors

	For	%	Withheld	%

Maurice B. Tosé	41,259,434	82	1,980,085	4
Clyde A. Heintzelman	42,866,676	85	372,843	1
Richard A. Kozak	42,866,676	85	372,843	1
Weldon H. Latham	42,866,676	85	372,843	1
Byron F. Marchant	42,866,673	85	372,843	1

      2. To approve the Third Amended and Restated 1997 Stock Incentive Plan

For	33,428,887
Against	56,999
Withheld	2,284,103

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibit
Numbers	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of July, 2003.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ MAURICE B. TOSÉ

Maurice B. Tosé
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MAURICE B. TOSÉ Maurice B. Tosé	Chairman, President and Chief Executive Officer (Principal Executive Officer)	July 31, 2003

/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 31, 2003