Form 10-Q
period 2003-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2003-10-24
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2003
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

Shares outstanding
as of October 15,
Title of Each Class	2003

Class A Common Stock, par value $0.01 per share	21,470,549
Class B Common Stock, par value $0.01 per share	9,584,488

Total Common Stock Outstanding	31,055,037

PART I. -- FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Change in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
RSAC-Brandt
RSAC-Brandt
RSAC-Heintzelman
RSAC-KOZAK
RSAC-LATHAM
RSAC-LORELLO
RSAC-LORELLO
RSAC-MARCHANT
RSAC-MORIN
RSAC-MORIN
RSAC-TOSE
RSAC-TOSE
RSAC-WEBB
RSAC-WEBB
RSAC-YOUNG
RSAC-YOUNG
Certification CEO
Certification- CFO
Certification-CEO
Certification-CFO

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30		September 30,

	2003	2002	2003	2002

Revenue:
Network software:
Network software licenses	$2,177	$5,920	$5,432	$11,043
Network software services	1,563	3,941	4,196	8,746

Network software total	3,740	9,861	9,628	19,789
Service bureau	8,832	5,885	24,697	17,323
Network solutions	15,675	7,499	33,294	26,915

Total revenue	28,247	23,245	67,619	64,027
Operating costs and expenses:
Direct cost of network software	1,786	4,450	4,823	10,493
Direct cost of service bureau	4,138	3,518	12,105	9,385
Direct cost of network solutions	10,501	5,110	22,353	19,788
Research and development	4,109	4,234	12,688	12,719
Sales and marketing	2,068	2,221	6,674	7,625
General and administrative	2,725	2,853	8,335	9,243
Non-cash stock compensation expense	412	429	1,174	1,296
Depreciation and amortization of property and equipment	1,710	1,593	4,945	4,758
Amortization of software development costs	123	1,233	8,927	3,620
Amortization of Xypoint tradename	138	139	415	415

Total operating costs and expenses	27,710	25,780	82,439	79,342

Income/(loss) from operations	537	(2,535)	(14,820)	(15,315)
Interest expense	(282)	(210)	(774)	(1,001)
Other income, net	251	186	660	315

Net income/(loss)	$506	$(2,559)	$(14,934)	$(16,001)

Earnings/(loss) per share — basic and diluted	$0.02	$(0.09)	$(0.50)	$(0.55)

Weighted average shares outstanding — basic	29,802	29,161	29,661	29,033

Weighted average shares outstanding — diluted	33,706	29,161	29,661	29,033

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,126	$27,402
Accounts receivable	21,408	22,911
Unbilled receivables, less allowance of $240 in 2003 and $360 in 2002	11,000	6,987
Other current assets	2,963	1,675

Total current assets	51,497	58,975
Property and equipment, net of accumulated depreciation and amortization of $19,070 in 2003 and $14,125 in 2002	10,189	11,814
Software development costs, net of accumulated amortization of $646 in 2003 and $1,347 in 2002	626	7,688
Tradename, net of accumulated amortization of $1,484 in 2003 and $1,070 in 2002	116	530
Other assets	1,875	1,457

Total assets	$64,303	$80,464

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$12,437	$16,274
Accrued payroll and related liabilities	3,563	3,395
Deferred revenue	2,266	2,846
Current portion of capital lease obligations and notes payable	6,252	4,770

Total current liabilities	24,518	27,285
Capital lease obligations and notes payable, less current portion	5,566	5,543
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 21,445,992 in 2003 and 19,632,123 in 2002	214	196
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 9,606,588 in 2003 and 9,890,960 in 2002	96	99
Additional paid-in capital	166,678	165,176
Accumulated deficit	(132,769)	(117,835)

Total stockholders’ equity	34,219	47,636

Total liabilities and stockholders’ equity	$64,303	$80,464

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine months ended
	September 30,

	2003	2002

Operating activities:
Net loss	$(14,934)	$(16,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	5,149	4,758
Amortization of software development costs	8,927	3,620
Non-cash compensation expense	1,144	1,296
Amortization of Xypoint tradename	415	415
State of Maryland loan forgiveness	(100)	(100)
Changes in operating assets and liabilities:
Accounts receivable, net	1,503	(1,066)
Unbilled receivables, net	(4,013)	(5,945)
Other current assets	(1,288)	31
Accounts payable and accrued expenses	(3,837)	(2,481)
Accrued payroll and related liabilities	168	(164)
Deferred revenue	(580)	786

Net cash used in operating activities	(7,446)	(14,851)
Investing activities:
Purchases of property and equipment	(3,345)	(3,467)
Capitalized software development costs	(1,865)	(3,630)
Acquisitions, net of cash acquired	—	(927)
Payments on notes receivable from employees	—	3,492
Change in other assets	(418)	(158)

Net cash used in investing activities	(5,628)	(4,690)
Financing activities:
Payments on capital lease obligations	(2,346)	(2,824)
Payments on long-term debt	(1,494)	—
Proceeds from long-term debt	5,266	2,633
Proceeds from exercise of employee stock options and sale of stock to employees	372	517

Net cash provided by financing activities	1,798	326

Net decrease in cash	(11,276)	(19,215)
Cash and cash equivalents at the beginning of the period	27,402	42,928

Cash and cash equivalents at the end of the period	$16,126	$23,713

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
September 30, 2003
(amounts in thousands)
(unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2002 Annual Report on Form 10-K.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Reclassifications. Certain prior period balances have been reclassified to conform with current year presentation.

2.     Earnings and Loss Per Common Share

      Basic earnings or loss per common share is based upon the average number of shares of common stock outstanding during the period. Our potentially dilutive securities outstanding consist of stock options, restricted stock grants, and warrants. We calculate the potentially dilutive effect of such securities using the treasury stock method. For periods when we incurred a net loss, potentially dilutive securities were excluded from the computation because the result would be anti-dilutive. A reconciliation of the weighted average number of shares outstanding used for the computation of basic and diluted earnings per share is as follows (shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted average shares outstanding-basic	29,802	29,161	29,661	29,033
Dilutive effect of potentially dilutive outstanding securities	2,867	N/A	N/A	N/A
Dilutive effect of unvested stock outstanding	1,037	N/A	N/A	N/A

Weighted average shares outstanding-diluted	33,706	29,161	29,661	29,033

3.     Supplemental Disclosure of Cash Flow Information

      We did not acquire any property and equipment under capital leases during the three months ended September 30, 2003 or 2002. Property and equipment acquired under capital leases totaled $179 and $174 during the nine months ended September 30, 2003 and 2002, respectively.

      Interest paid totaled $236 and $204 for the three months ended September 30, 2003 and 2002, respectively, and $728 and $705 for the nine months ended September 30, 2003 and 2002, respectively.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Network software
Network software licenses	$2,177	$5,920	$5,432	$11,043
Network software services	1,563	3,941	4,196	8,746

Network software total	3,740	9,861	9,628	19,789
Service bureau	8,832	5,885	24,697	17,323
Network solutions	15,675	7,499	33,294	26,915

Total revenue	$28,247	$23,245	$67,619	$64,027

Segment gross profit:
Network software	$1,954	$5,411	$4,805	$9,296
Service bureau	4,694	2,367	12,592	7,938
Network solutions	5,174	2,389	10,941	7,127

Total segment gross profit	$11,822	$10,167	$28,338	$24,361

A reconciliation of gross profit to net loss is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Total segment gross profit	$11,822	$10,167	$28,338	$24,361
Research and development expense	(4,109)	(4,234)	(12,688)	(12,719)
Sales and marketing expense	(2,068)	(2,221)	(6,674)	(7,625)
General and administrative expense	(2,725)	(2,853)	(8,335)	(9,243)
Non-cash stock compensation expense	(412)	(429)	(1,174)	(1,296)
Depreciation and amortization of property and equipment	(1,710)	(1,593)	(4,945)	(4,758)
Amortization of software development costs	(123)	(1,233)	(8,927)	(3,620)
Amortization of Xypoint tradename	(138)	(139)	(415)	(415)
Interest expense	(282)	(210)	(774)	(1,001)
Other income	251	186	660	315

Net income/(loss)	$506	$(2,559)	$(14,934)	$(16,001)

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.     Intangible Assets

      Intangible assets consisted of the following as of:

	September 30, 2003			December 31, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets:
Tradename	$1,600	$1,484	$116	$1,600	$1,070	$530
Software development costs	1,272	646	626	9,035	1,347	7,688

Total	$2,872	$2,130	$742	$10,635	$2,417	$8,218

Estimated Future Amortization Expense:
For the three months ending December 31, 2003			$336
Year ending December 31, 2004			$204
Year ending December 31, 2005			$202

We routinely update our estimates of the recoverability of the software products that have been capitalized. Amortization expense for the nine months ended September 30, 2003 includes $7.0 million of additional amortization that was recorded during the second quarter of 2003 when it was determined that the expected margins to be realized from the sales of certain software products over their remaining amortization periods was less than their remaining book values plus costs to complete.

6.     Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable and unbilled receivables. Accounts receivable are generally due within thirty days and no collateral is required. We maintain allowances for potential credit losses and historically such losses have been insignificant and within our expectations.

The following table summarizes revenue concentrations from our significant customers:

		% of Total Revenue

		For the three	For the nine
		months ended	months ended
Customer	Segment	September 30, 2003	September 30, 2003

Federal Agencies	Network Solutions	38%	31%
Customer A	Network Software and Service Bureau	12%	15%
Customer B	Network Software and Service Bureau	9%	10%

As of September 30, 2003, total billed and unbilled receivables from agencies of the U.S. government aggregated approximately $10,500.

7.     Stock-Based Compensation

We have two stock-based employee compensation plans; our Third Amended and Restated 1997 Stock Incentive Plan (the “Stock Incentive Plan”) and our Employee Stock Purchase Plan. We record compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related Interpretations. Under APB 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. The following table illustrates the

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

effect on net income/(loss) and income/(loss) per common share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation(Statement No. 123), to stock-based employee compensation.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income/(loss), as reported	$506	$(2,559)	$(14,934)	$(16,001)
Add: Stock-based employee compensation expense included in reported net loss	412	429	1,174	1,296
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,321)	(1,737)	(3,904)	(5,229)

Pro forma net loss	$(403)	$(3,867)	$(17,664)	$(19,934)

Earnings/(loss) per common share:
Basic and diluted — as reported	$0.02	$(0.09)	$(0.50)	$(0.55)

Basic and diluted — pro forma	$(0.01)	$(0.13)	$(0.60)	$(0.69)

In calculating the fair value of our stock options using Black-Scholes, we assumed that the expected life was five years for options granted to employees and three years for options granted to non-employees, that the risk free interest rate was 3%, and that there was no dividend yield. We also assumed that the expected volatility of our stock was 130%.

Prior to our initial public offering in 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of Class A Common Stock at the date of grant. Net income/(loss), as reported, includes $249 and $429 of non-cash stock compensation expense related to these grants for the three months ended September 30, 2003 and 2002, respectively, and $844 and $1,296 of expense for the nine months ended September 30, 2003 and 2002, respectively. We expect to record future stock compensation expense of $1,209 as a result of option grants that will be recognized over the remaining vesting period of two years.

In the second quarter of 2003, we issued restricted stock to directors and certain key executives. The restrictions expire at the end of one year for directors and in annual increments over three years for executives and are based on continued employment. Net income/(loss) for the three and nine months ended September 30, 2003, as reported, includes $163 and $330, respectively, of non-cash stock compensation expense related to such stock grants. We expect to record future stock compensation expense of $1,551 as a result of these restricted stock grants that will be recognized over the remaining vesting period for directors and executives.

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

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, “Derivatives and Hedging-Amendment of FASB Statement 133”

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(Statement No. 149). Statement No. 149 amends and clarifies accounting for derivative instruments, including derivatives embedded in other contracts, and hedging activities under the previously issued FASB Statement No. 133. We adopted Statement No. 149 during the third quarter of 2003. As we do not currently have any derivative contracts or hedging activities, the adoption did not have any impact on our consolidated financial statements.

Also in May 2003, the FASB issued Statement No. 150, “Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both” (Statement No. 150). Statement No. 150 amends accounting for mandatory redeemable shares, put options and forward purchase contracts, and obligations to be settled in shares having a fixed value. We adopted Statement No. 150 during the third quarter of 2003. As we have not issued any of the affected financial instruments, the adoption did not have any impact on our consolidated financial statements.

9.     Long-Term Debt

      During the nine months ended September 30, 2003, we borrowed approximately $5.3 million, primarily to fund equipment purchases. The debt bears interest at 7.75% and is secured by the accounts receivable owed to us by certain customers.

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

      We identified our most critical accounting policies to be those related to revenue recognition for our software contracts with multiple elements, contracts accounted for using the percentage of completion method, and capitalized software. We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our 2002 Annual Report on Form 10-K.

Overview

      We manage our business in three segments:network software, service bureau and network solutions. Our network software segment develops, licenses, and maintains software products for cellular wireless carriers. Our service bureau segment provides our wireless E9-1-1 service and hosts software application offerings. Our network solutions segment designs, develops and deploys satellite-based and other data communication systems and provides related services. The following table sets forth information regarding each of our segments (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Network software:
Network software licenses	$2,177	$5,920	$5,432	$11,043
Network software services	1,563	3,941	4,196	8,746

Network software total	3,740	9,861	9,628	19,789
Service bureau	8,832	5,885	24,697	17,323
Network solutions	15,675	7,499	33,294	26,915

Total revenue	$28,247	$23,245	$67,619	$64,027

Segment gross profit:
Network software	$1,954	$5,411	$4,805	$9,296
Service bureau	4,694	2,367	12,592	7,938
Network solutions	5,174	2,389	10,941	7,127

Total segment gross profit	$11,822	$10,167	$28,338	$24,361

      Gross profit is defined as revenue less direct cost of revenue, excluding depreciation and the amortization of software development costs, which under accounting principles generally accepted in the United States, is considered in determining gross profit from software license revenues. A reconciliation of segment gross profit to net income/(loss) is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Total segment gross profit	$11,822	$10,167	$28,338	$24,361
Research and development expense	(4,109)	(4,234)	(12,688)	(12,719)
Sales and marketing expense	(2,068)	(2,221)	(6,674)	(7,625)
General and administrative expense	(2,725)	(2,853)	(8,335)	(9,243)
Non-cash stock compensation expense	(412)	(429)	(1,174)	(1,296)
Depreciation and amortization of property and equipment	(1,710)	(1,593)	(4,945)	(4,758)
Amortization of software development costs	(123)	(1,233)	(8,927)	(3,620)
Amortization of Xypoint tradename	(138)	(139)	(415)	(415)
Interest expense	(282)	(210)	(774)	(1,001)
Other income	251	186	660	315

Net income/(loss)	$506	$(2,559)	$(14,934)	$(16,001)

      For both the nine months and three months ended September 30, 2003, customers that accounted for 10% or more of total revenue were Verizon Wireless, U.S. Cellular and U.S. Government agencies. In addition, as of September 30, 2003, our total billed receivables included 16% from U.S. Cellular, 12% from Verizon Wireless, and 22% from U.S. Government agencies. As of September 30, 2003, our total unbilled receivables included 22% from Hutchison 3G and 52% from U.S. Government agencies. The loss of any of these customers would have a material adverse impact on our business.

      Total company backlog of signed contracts at September 30, 2003 was $87.4 million, of which $2.9 million related to our network software segment, $65.6 million related to our service bureau segment and $18.9 million related to our network solutions segment. We expect to realize approximately $51.7 million of this backlog in the next twelve months. Total company backlog at September 30, 2002 was $69.7 million, of which $8.5 million related to our network software segment, $40.4 million related to our service bureau segment and $20.8 million related to our network solutions segment. Our backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance, and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

      Network Software Revenue and Related Direct Cost of Revenue. We market our network software products and services by responding to requests for proposals, and through our direct sales force and through channel partners. We generate network software revenue from licensing of our software products, and providing related maintenance, deployment, and customization services. Our Wireless Internet Gateway, TCS Xypoint® Location Platform products, Short Message Service Center (SMSC), and message notification applications are the principal generators of software license fees.

      We sell all of our software products to wireless carriers. Initial licensing fees are a function of the number of subscribers in the network where our software is deployed. As a carrier’s subscriber base increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. Generally, we recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software products that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs. Software license fees billed and not recognized as revenue are included in deferred revenue.

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

      Network Solutions Revenue and Related Direct Cost of Revenue. We generate network solutions revenue from the design, development and deployment of information processing and communication systems for corporate and government enterprises. Representative examples of recent network solutions projects include integration and delivery of our SwiftLink® lightweight, secure, deployable communications systems to the U.S. Departments of State and Defense. SwiftLink® systems provide secure voice, video and data communications, support a worldwide network during trips abroad and throughout the United States, and provide full network functionality and IP telephony capability using landlines and satellite-based technologies. We also operate a teleport facility in Baltimore, MD, which supports the integration of satellite communications and terrestrial wireless broadband with U.S. broadband networks. We generally provide network solutions under long-term contracts. We recognize revenue under long-term contracts as billable costs are incurred and for fixed-price contracts using the percentage-of-completion method, measured primarily by either costs or direct labor hours incurred, based on the type of contract, compared to estimated totals. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Under our contracts with the U.S. government, contract costs including allocated indirect expenses are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.

      The direct cost of our network solutions revenue consists primarily of compensation, benefits, purchased equipment components and the costs of third-party contractors that we engage. Our direct costs of providing services under long-term contracts include an allocation of indirect costs at rates that comply with federal contractor cost accounting regulations.

      Research and Development Expense. Our research and development expense consists primarily of the costs of developing software products incurred prior to establishing technological feasibility. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products. These costs primarily include compensation and benefits as well as costs associated with testing products before deployment. Cost incurred to enhance or complete products for which we have established technological feasibility and are not anticipated to be recovered are expensed as incurred. In addition, we expense research and development costs as they are incurred.

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

      Non-Cash Stock-Based Compensation Expense. During the second and third quarters of 2000, we granted options to purchase 885,983 shares of Class A Common Stock to employees and directors at an exercise price less than the fair market value of our Class A Common Stock at the date of grant. We will record future additional stock compensation expense of approximately $1.2 million as a result of these option grants that will be recognized ratably over the remaining vesting period of approximately three years ending in 2005. During the three months ended September 30, 2003 and 2002, we recognized approximately $0.2 million and $0.4 million, respectively, of stock compensation expense related to these grants. During the first nine months of 2003 and 2002, we recognized approximately $0.8 million and $1.3 million, respectively, of stock compensation expense related to these grants. Additionally, in the second quarter of 2003, restricted stock was issued to directors and certain key executives. The restrictions expire at the end of one year for directors and in annual increments over three years for executives and are based on continued employment. The fair value of the stock is recorded as an expense over the period that the restrictions expire and is based on the value of the stock at the date of grant. For the three- and nine-month periods ended September 30, 2003, we recognized $0.2 million and $0.3 million, respectively, of stock compensation expense related to these restricted stock grants. We will record future stock compensation expense of approximately $1.6 million as a result of these grants that will be recognized ratably over the respective remaining vesting periods.

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

      Amortization of Software Development Costs. We capitalize software development costs after we establish technological feasibility, and amortize those costs over the estimated useful lives of the software beginning on the date when the software is first available for general release. We calculate amortization of software development costs on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product, which is never greater than three years. We also compute amortization using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product. If this revenue curve method results in amortization greater than the amount computed using the straight-line method, we record amortization at that greater amount. We also record amortization expense if the expected margin to be realized from product revenues is less than the remaining book value of the product plus the costs to complete. Our policies to determine when to capitalize software development costs and how much to amortize in a given period require us to make subjective estimates and judgments. If our software products do not achieve the level of market acceptance that we expect and our future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods.

      Amortization of Xypoint Tradename. Tradename consists of the Xypoint® tradename. The cost of the tradename is being amortized over its estimated useful life of three years using the straight-line method.

      Other Income, Net. Other income, net consists primarily of income earned on cash equivalents, foreign currency transaction and translation gain or loss and other income or expense related to recording certain financial instruments at fair value.

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended
September 30, 2002

      Revenue. Total revenue was $28.2 million in the third quarter of 2003, increasing $5.0 million, or 22%, from $23.2 million in the same period in 2002.

      Total network software revenue was $3.7 million in the three months ended September 30, 2003, which was a $6.2 million, or 63%, decrease from $9.9 million in the same period in 2002. Network software license revenue was $2.2 million in the third quarter of 2003, which was a $3.7 million, or 63%, decrease from $5.9 million in the same period in 2002. Network software service revenue was $1.6 million in the third quarter of 2003, which was a $2.3 million, or 60%, decrease from $3.9 million in the same period in 2002. These decreases were primarily due to reduced carrier software deployment project activity, reduced hardware components delivered with software licenses in 2003, and reduced custom software application projects for government agencies. In late 2002, we decided not to pursue new opportunities for developing custom software applications for government agencies.

      Service bureau revenue was $8.8 million in the three months ended September 30, 2003, which was a $2.9 million, or 50%, increase from $5.9 million in the same period in 2002. The increase in revenue is due to a significant increase in E9-1-1 deployments, an increase in customers served, and increased text message distribution volume. As of September 30, 2003, the number of our PSAP (public safety answering point) connections had increased to 4,010, up 15%, from the 3,480 PSAP connections served as June 30, 2003. Continued revenue growth is projected for the foreseeable future for our E9-1-1 business as additional locations are deployed under long-term contracts with existing customers.

      Network solutions revenue was $15.7 million in the three months ended September 30, 2003, which was an $8.2 million, or 109%, increase from $7.5 million in the same period in 2002. The increase is due to a significant increase in the number of satellite-based data communication systems deployed, which are being accounted for under the percentage-of-completion method, and completion of work during the quarter on a significant project during the third quarter of 2003.

      Direct Cost of Revenue. Total direct cost of revenue increased $3.3 million, or 25%, to $16.4 million in the third quarter of 2003 from $13.1 million in the same period in 2002. As a percentage of revenue, direct cost of revenue increased to 58% in third quarter of 2003 from 56% in the same period in 2002. The increase in direct costs as a percentage of revenues is primarily attributable to a change in our sales mix in 2003 to include a lower proportion of high margin license sales than in 2002. For the three months ended September 30, 2003, the network solutions segment generated a larger percentage of our total revenues than in the previous year. Margins from the network solutions segment tend to be lower than other segments due to conventional federal contracting market conditions.

      Direct cost of network software revenue decreased $2.7 million, or 60%, to $1.8 million in the third quarter of 2003 from $4.5 million in the same period in 2002, corresponding to the reduced volume of business. As a percentage of related revenue, direct cost of network software was 49% in the third quarter of 2003 compared to 45% in the same period in 2002. The increase in direct costs as a percentage of revenue is due to the mix of revenue in the quarter.

      Direct cost of service bureau revenue increased $0.6 million, or 17%, to $4.1 million in the third quarter of 2003 from $3.5 million in the same period in 2002. The increase in costs is related to a greater cumulative number of deployments completed in 2003 compared to the prior year. As a percentage of related revenue, direct costs of the service bureau decreased from 60% in the third quarter of 2002 to 47% in the third quarter of 2003. The decrease in direct cost of service bureau as a percentage of revenue is primarily due to the fixed and semi-variable costs in this segment.

      Direct cost of network solutions revenue increased $5.4 million, or 106%, to $10.5 million in the third quarter of 2003 from $5.1 million in the same period in 2002. As a percentage of related revenue, direct cost of network solutions decreased slightly to 67% in the third quarter of 2003 from 68% in the same period in 2002. Network solutions projects have variable margins that fluctuate based on the type and complexity of the systems and projects comprising period revenue. Variances in margins between periods are primarily due to changes in the mix of projects.

      Research and Development Expense. Research and development expense decreased $0.1 million, or 3%, to $4.1 million in the third quarter of 2003 from $4.2 million for the same period in 2002. The decrease is due to the timing and mix of projects in development. No development costs were capitalized in the third quarter of 2003.

      Sales and Marketing Expense. Sales and marketing expense decreased $0.1 million, or 7%, to $2.1 million in the third quarter of 2003 from $2.2 million in the same period in 2002. Our sales and marketing expenses have decreased largely due to the re-alignment of resources with products and services to more effectively target certain markets.

      General and Administrative Expense. General and administrative expense decreased $0.2 million, or 4%, to $2.7 million in the third quarter of 2003 from $2.9 million in the same period in 2002. The decrease in general and administrative expenses reflects savings realized through combining systems and processes of acquired companies into our central operations and reduced headcount.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $0.1 million, or 7%, to $1.7 million for the third quarter of 2003 from $1.6 million in the same period in 2002.

      Amortization of Software Development Costs. Amortization of software development costs was $0.1 million in the third quarter of 2003 compared to $1.2 million for the same period in 2002. This decrease was due to the significant reduction in capitalized software development costs following the additional $7.0 million of amortization expense that was recorded during the second quarter of 2003.

      Interest Expense. Interest expense was $0.3 million in the three months ended September 30, 2003 compared to $0.2 million in the same period in 2002.

      Other Income, Net. Other income, net was $0.3 million of income in the third quarter of 2003 compared to $0.2 million in the same period in 2002.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended
September 30, 2002

      Revenue. Total revenue was $67.6 million in the first nine months of 2003, increasing $3.6 million, or 6%, from $64.0 million in the same period in 2002.

      Total network software revenue was $9.6 million for the nine months ended September 30, 2003, which was a $10.2 million, or 51%, decrease from $19.8 million in the same period in 2002. Network software license revenue was $5.4 million in the first nine months of 2003, which was a $5.6 million, or 51%, decrease from $11.0 million in the same period in 2002. Network software service revenue was $4.2 million in the nine months ended September 30, 2003, which was a $4.5 million, or 52%, decrease from $8.7 million in the same period in 2002. These decreases were primarily due to reduced carrier software deployment project activity, reduced revenue associated with resale of hardware, as well as reduced custom software application projects for government agencies. In late 2002, we decided not to pursue new opportunities for developing custom software applications for government agencies.

      Service bureau revenue was $24.7 million for the nine months ended September 30, 2003, which was a $7.4 million, or 43% increase from $17.3 million in the same period in 2002. The increase in revenue is due to a significant increase in E9-1-1 deployments throughout 2003, an increase in customers served, and increased text message distribution volume. As of September 30, 2003, the number of our PSAP connections had increased to 4,010, up 59% from the 3,176 PSAP connections served as December 31, 2002. Continued revenue growth is projected for our E9-1-1 business as additional locations are deployed under long-term contracts with existing customers.

      Network solutions revenue was $33.3 million for the nine months ended September 30, 2003, which was a $6.4 million, or 24%, increase from $26.9 million in the same period in 2002. The increase in year-to-date revenues for the network solutions segment was generated during the third quarter, and is attributable to a significant increase in satellite-based system sales volumes, which are being accounted for under the percentage-of-completion method, and completion of work during the quarter on a significant customer project in 2003.

      Direct Cost of Revenue. Total direct cost of revenue decreased $0.4 million, or 1%, to $39.3 million in the nine months ended September 30, 2003 from $39.7 million in the same period in 2002. As a percentage of revenue, direct cost of revenue decreased to 58% in 2003 from 62% in the same period in 2002.

      Direct cost of network software revenue decreased $5.7 million, or 54%, to $4.8 million for the nine months ended September 30, 2003 from $10.5 million in the same period in 2002, corresponding to the reduced volume of business. As a percentage of related revenue, direct cost of network software was 50% in 2003 compared to 53% in the same period in 2002. In 2003, a smaller portion of revenue and direct cost is related to custom software projects as well as reduced hardware costs associated with our license sales. As custom hardware projects generally achieve lower margins than those typically associated with off-the-shelf license revenue, margins in 2003 were higher than those in 2002.

      Direct cost of service bureau revenue increased $2.7 million, or 29%, to $12.1 million thru the third quarter of 2003 from $9.4 million in the same period in 2002. The increase in costs is related to a greater cumulative number of deployments completed in 2003 compared to the prior year. As a percentage of related revenue, direct cost of service bureau decreased from 54% in 2002 to 49% in 2003 primarily as a result of the fixed and semi-variable costs in this segment.

      Direct cost of network solutions revenue increased $2.6 million, or 13%, to $22.4 million for the nine months ended September 30, 2003 from $19.8 million in the same period in 2002. As a percentage of related revenue, direct cost of network solutions decreased to 67% in 2003 from 74% in the same period in 2002. Network solutions projects have variable margins that fluctuate based on the type and complexity of the projects. Variances in margins between periods are primarily due to changes in the mix of projects.

      Research and Development Expense. Research and development expense was $12.7 million for both the nine months ended September 30, 2003 and the same period in 2002.

      Sales and Marketing Expense. Sales and marketing expense decreased $0.9 million, or 12%, to $6.7 million in 2003 from $7.6 million in the same period in 2002. Our sales and marketing expenses have decreased largely due to the alignment of resources with products and services to more effectively target certain markets.

      General and Administrative Expense. General and administrative expense decreased $0.9 million, or 10%, to $8.3 million in 2003 from $9.2 million in the same period in 2002. The decrease in general and administrative expenses reflects savings realized through combining systems and processes of acquired companies into our central operations and reduced headcount, as well as a reduction related to the revision of an estimate for potential tax liabilities to state and local governments that was recorded during the first half of 2003.

      Depreciation and Amortization Expense. Depreciation and amortization of property and equipment increased $0.1 million, or 4%, to $4.9 million for the nine months ended September 30, 2003 from $4.8 million in the same period in 2002.

      Amortization of Software Development Costs. Amortization of software development costs increased $5.3 million to $8.9 million for the nine months ended September 30, 2003 compared to $3.6 million for the same period in 2002. The increase in year-to-date amortization of software development costs was attributable to the $7.0 million of additional amortization that was recorded during the second quarter of 2003 when it was determined that the expected margins from selling developed versions of key software products over their remaining useful life was less than the remaining book value plus costs to complete. This additional amortization expense recorded during the second quarter was partially offset by reduced amortization expense during the third quarter due to the significant reduction in capitalized software development costs.

      Interest Expense. Interest expense was $0.8 million for the nine months ended September 30, 2003 compared to $1.0 million in the same period in 2002.

      Other Income, Net. Other income, net was $0.7 million for the nine months ended September 30, 2003 compared to $0.3 million in the same period in 2002 due to fluctuations in foreign currency exchange rates applicable to receivables which will be paid with foreign currency.

Liquidity and Capital Resources

      We have funded our recent operations and capital expenditures primarily using net proceeds from our initial public offering in August 2000, which generated cash of approximately $83.2 million, as well as revenue from our operations and various borrowing arrangements. In 2001, our borrowing arrangements provided funding primarily through capital lease obligations. During the second half of 2002 and first three quarters of 2003, as an alternative to leasing, we borrowed $5.2 million and $5.3 million, respectively, under long-term debt arrangements to fund fixed asset purchases. As of September 30, 2003, we had $16.1 million in cash and cash equivalents and working capital of $27.5 million. We have an agreement with Silicon Valley Bank for a $15.0 million line of credit. We can borrow an amount equal to up to 80% of receivables less than 90 days old. The line of credit is secured by the assets of the company and bears interest at prime plus 1.0%, with the minimum prime rate at 4.25% (borrowing rate of 5.25% at September 30, 2003). The line of credit will expire in April 2006. As of September 30, 2003, we had $9.7 million available and unused under the line of credit and as of October 15, 2003, there were no borrowings outstanding under the line of credit.

	Nine months ended
	September 30,

	2003	2002

	(in thousands)
Net cash (used in)/provided by:
Operating activities	$(7,971)	$(14,851)
Investing activities	(5,103)	(4,690)
Financing activities	1,798	326

      Our net cash used in operating activities was $8.0 million in the first nine months of 2003 and $14.9 million in the same period in 2002. The $8.0 million in net cash used in operating activities in 2003 reflects a net loss of $14.9 million, a net increase in operating assets and liabilities of $8.6 million, and non-cash expenses of $15.5 million. The changes in our operating assets and liabilities vary primarily based on the timing of billings and collections as well as vendor payment terms for long-term projects, license sales and service bureau operations.

      Net cash used in investing activities was $5.1 million in the first nine months of 2003 and $4.7 million in the same period in 2002. In 2003, cash used in investing activities includes $1.9 million for the development of our software products and $3.3 million for the purchase of fixed assets.

      Net cash provided by financing activities was $1.8 million in the first nine months of 2003 and $0.3 million in the same period in 2002. In 2003, we borrowed an additional $5.3 million under long-term borrowing arrangements primarily for the purpose of funding equipment purchases, and we repaid capital lease obligations of $2.3 million and notes payable of $1.5 million.

      During the first nine months of 2003 and the second half of 2002, we borrowed approximately $5.3 million and $5.2 million, respectively, primarily to fund equipment purchases. The debt bears interest at 7.75% and is secured by the accounts receivable owed to us by certain customers.

      As of September 30, 2003, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of September 30, 2003 our commitments consisted of the following (amounts in thousands):

	2003	2004–2005	2006–2007	Total

Notes payable	$898	$8,032	$8	$8,938
Capital lease obligations	709	2,133	38	2,880
Operating leases	756	5,118	3,369	9,243

	$2,363	$15,283	$3,415	$21,061

      We currently believe that our existing cash and cash equivalents and credit facility will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next twelve months, but unanticipated events and opportunities may make it necessary for us to return to the public markets or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements. We cannot be certain that we will be able to obtain, if required, additional financing on acceptable terms, or at all.

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

Interest Rate Risk

      We have limited exposure to financial market risks, including changes in interest rates. In July 2003, we extended our agreement with Silicon Valley Bank for a $15.0 million line of credit. The line bears an interest rate of prime plus 1.0%, with a minimum prime rate of 4.25% (interest rate of 5.25% at September 30, 2003). As of September 30, 2003, there were no borrowings outstanding under the line of credit.

      During the nine months ended 2003 and for the same period of 2002, we borrowed approximately $5.3 million and $5.2 million, respectively, primarily to fund equipment purchases. The debt bears interest at a fixed rate of 7.75%.

      At September 30, 2003, we had cash and cash equivalents of $16.1 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have increased our net loss for the three and nine month periods ending September 30, 2003 by approximately $40,000 and $163,000, respectively, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

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

      As of September 30, 2003 we had approximately $2.4 million in unbilled receivables and $0.7 million in accounts receivable that are exposed to foreign currency exchange risk. For the three and nine months ended September 30, 2003, we recorded transaction gains of $222,000 and $470,000, respectively, on foreign currency denominated receivables.

Item 4.	Controls and Procedures

      As of the end of the period ending September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 2.	Change in Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit
Numbers	Description

10.48	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr.
10.49	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr.
10.50	Restricted stock award certificate to Mr. Clyde A. Heintzelman.
10.51	Restricted stock award certificate to Mr. Richard A. Kozak.
10.52	Restricted stock award certificate to Mr. Weldon H. Latham.
10.53	Restricted stock award certificate to Mr. Timothy J. Lorello.
10.54	Restricted stock award certificate to Mr. Timothy J. Lorello.
10.55	Restricted stock award certificate to Mr. Byron F. Marchant.
10.56	Restricted stock award certificate to Mr. Drew A. Morin.
10.57	Restricted stock award certificate to Mr. Drew A. Morin.
10.58	Restricted stock award certificate to Mr. Maurice B. Tosé.
10.59	Restricted stock award certificate to Mr. Maurice B. Tosé.
10.60	Restricted stock award certificate to Mr. Kevin M. Webb.
10.61	Restricted stock award certificate to Mr. Kevin M. Webb.
10.62	Restricted stock award certificate to Mr. Richard A. Young.
10.63	Restricted stock award certificate to Mr. Richard A. Young.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

      On July 25, 2003, we filed a Form 8-K attaching a press release relating to the Registrant’s financial results for the quarter ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of October 2003.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ MAURICE B. TOSÉ

Maurice B. Tosé
Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MAURICE B. TOSÉ Maurice B. Tosé October 24, 2003	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr. October 24, 2003	Senior Vice President and Chief Financial Officer (Principal Financial Officer)