Form 10-K
period 2003-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2004-02-24
CIK 1111665

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003 OR
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

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, Par Value $0.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer, as defined by Securities Exchange Act Rule 12 b-2: Yes ☐ No ☒

     As of June 30, 2003, the aggregate market value of the Class A Common Stock held by non-affiliates, as reported on the NASDAQ National Market, was approximately $36,176,088.*

     As of January 31, 2004 there were 23,833,724 shares of Class A Common Stock and 9,232,918 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

* Excludes 3,507,613 shares of Class A Common Stock deemed to be held by officers and directors and stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

i

     This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this report include: the statement about our expectations concerning the continued growth in the use of wireless communications, the statement concerning our belief in our ability to leverage our expertise to provide wireless infrastructure to first responders in the U.S.; the statement concerning our intent to expand our domestic and international carrier base by capitalizing on our relationships with original equipment manufacturers; the statement concerning our intent to expand our integrated package of products and services for wireless carriers and enterprises; the statements regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for the foreseeable future; the statement that we expect to compete primarily on the basis of the functionality, breadth, time to market, ease of integration, price and quality of our products and services; and the statement concerning our expectations with regard to research and development expenses. Other such statements include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach profitability as early as anticipated or at all, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) develop software without any errors or defects, (vi) protect our intellectual property rights, (vii) implement our business strategy, (viii) realize backlog, and (ix) achieve continued revenue growth in the foreseeable future for our E9-1-1 business. This list should not be considered exhaustive.

     These forward-looking statements relate to our plans, objectives and expectations for future operations. We base these statements on our beliefs as well as assumptions made using information currently available to us. In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this document should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Revenues, results of operations, and other matters are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Annual Report on Form 10-K as a result of factors discussed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, the matters discussed in “Risk Factors Affecting Our Business and Future Results”, which are included as Exhibit 99.01 hereto, and those factors discussed elsewhere in this Annual Report on Form 10-K including, changes in economic conditions, technology and the market in general, and our ability to adapt our products and services to these changes. We undertake no obligation to release publicly the results of any future revisions we make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

Item 1. Business

Overview

     TeleCommunication Systems, Inc. applies highly reliable wireless data communications technology to solutions for customers.

     We are a Maryland corporation founded in 1987. Our headquarters are located at 275 West Street, Annapolis, Maryland 21401. Our telephone number is (410) 263-7616 and our Web site address is www.telecomsys.com. The information contained on our Web site does not constitute part of this report. The terms “TCS”, “we”, “us” and “our” as used in this report refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc. On January 13, 2004, we consummated the purchase, with an effective date of January 1, 2004, of the Enterprise Mobility Solutions business unit of Aether Systems, Inc. Prior to the January 2004 acquisition of the Enterprise Mobility Solutions Division of Aether Systems, Inc., we managed our business in three operating segments: Network Software, Service Bureau and Network Solutions. Subsequent to the acquisition, we realigned our segments to better manage the business we now operate. Our operating segments now include (i) our Wireless Carrier Segment, which consists principally of the previous Network Software and Service Bureau segments, (ii) our Government segment, which consists principally of the previous Network Solutions segment, and (iii) our Enterprise segment, which comprises the operations we acquired from Aether Systems, Inc. The following Business Overview describes TCS after the realignment of our segments in January 2004, unless the information specifically relates to historical information, in which case the description presents our segments prior to January 2004.

     Wireless Carrier Segment: Our carrier software system products enable wireless carriers to deliver short text messages, location information, internet content, alerts and privacy information and other enhanced communication services to and from wireless phones. We earn network Wireless Carrier segment revenue through the sale of licenses, deployment and customization fees and maintenance fees. Pricing is generally based on the volume of capacity bought from us by the carrier. In 1996, we entered into a development agreement with Lucent Technologies to develop and co-own Short Message Service Center application software for wireless carrier customers, and we have subsequently developed proprietary carrier software applications. As of December 31, 2003, we had deployed 80 software systems for our customers in wireless carrier networks around the world, including those of Verizon Wireless, Vodafone, T-Mobile, Telefonica, Alltel, and the “3”TM-brand third generation networks of Hutchison Whampoa.

     As a service bureau we allow customers to acquire use of our software functionality through network connections to and from our facilities, paying us monthly based on service coverage volume, generally measured by the number of subscribers, cell sites, or call center circuits, or by message volume. We provide enhanced 9-1-1 (E9-1-1) services and hosted inter-carrier text message distribution services on a service bureau basis via our carrier-grade network operations centers. As of December 31, 2003, our wireless E9-1-1 service is used by 26 U.S. carrier networks. During 2003 we received TL 9000 certification of our service bureau network operating center. TL 9000 is the telecommunication industry’s quality system standard that expands the requirements of the International Standards Organization’s (ISO) 9000 quality management standard in use by industries worldwide. The TL 9000 standard was developed and is administered by the Quality Excellence for Suppliers of Telecommunications (QuEST) Forum. In 2002, we received ISO 9001 certification through an audit by an independent third party in accordance with the standard, verifying that we have an effective, documented quality management system in place for both our Wireless Carrier and our Government segments.

     Government Segment: We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink® compact deployable systems, and high speed, satellite, internet protocol solutions. We also own and operate VSAT teleport facilities. Since our founding in 1987 we have provided communication systems integration, information technology services, and software solutions to the U.S. Department of Defense and other government customers. More than 400 of our SwiftLink® deployable communication systems are in use for security, defense, and law enforcement around the world.

     Enterprise Segment: As described above, effective January 1, 2004 we acquired the assets of the Enterprise Mobility Solutions business of Aether Systems, Inc. This business segment now serves approximately 1,200 large enterprise customers and 60,000 wireless data users. Using its proprietary Fusion™ behind-the-enterprise-firewall platform uniting messaging, synchronization and web technologies, the segment’s flagship 20/20Delivery™ application provides package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers. As a leading reseller of Research in Motion’s Blackberry devices and service and as a provider of real-time financial market data to wireless device users, this segment also generates recurring revenue under annual subscriber contracts.

     We continue to protect our intellectual property rights, and currently have 11 U.S. patents regarding wireless messaging and location applications, and over 70 U.S. patent applications pending.

     Enabling Convergent Technologies®, Swiftlink®, XYPOINT®, Wireless Internet Gateway™, Voyager™, Attaché™, 20/20 Delivery™, Fusion™, FX Alert™ and MarketClip™ are trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Annual Report on Form 10-K also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.

Market Opportunities

     The following trends are driving demand for our products and services:

     Growth in Wireless Subscribers. The use of wireless communications has increased significantly in recent years, driven by expanded wireless network coverage, upgraded high-speed digital wireless networks, more affordable wireless communications service plans, and higher quality and less expensive wireless devices. According to the research firm EMC, the number of worldwide cellular subscribers has grown from 88 million subscribers in 1995 to over 1.3 billion subscribers at year-end 2003. Wireless growth is expected to continue to increase around the world for all regions for the foreseeable future. Driving this growth is the replacement of landline connections with wireless connections. Many households are now using cellular phones for their only means of connection. This is especially true for young adults, but also true in developing countries where wireless may often be the only means of communications. Countries such as China and Brazil report that they have more wireless connections than landline connections.

     Cellular Network Improvements to 2.5G and Third Generation Capabilities. Cellular and PCS mobile operators are deploying high-speed data networks based on 2.5G and 3G technologies that, in many cases, equal or surpass data rates that are typically available for residential wireline users. The deployments of these high-speed wireless data networks have made it possible for individuals and enterprises to “wireless-enable” many services that previously required a wireline connection, such as connecting to the Internet and accessing corporate data outside the office. We assist both mobile operators and enterprises to take advantage of the capabilities of high-speed networks through applications that utilize high-speed data functionality such as mobile location applications and virtual private network connections to behind-the-firewall corporate data.

     Improving Wireless Device Functionality. Manufacturers continue to increase the functionality of mobile devices including phones and personal digital assistants through higher resolution and color screens, and having computing capability inside the devices that can run sophisticated applications. These devices enable the user to take advantage of the high-speed data networks for Internet and data usage.

     Growing Use of Wireless Communications Technology for Defense, Intelligence and Security. Wireless communications in emergencies is of paramount importance, as emergency personnel need instant access to be able to communicate and share information across agencies and departments. The White House has identified over 2 million First Responders in the United States that are America’s frontline soldiers in times of crises and emergencies. First Responders include over one million firefighters, approximately 850,000 law enforcement personnel, and over 155,000 emergency medical technicians. The fiscal year 2004 Homeland Security Budget authorizes over three billion dollars for technology initiatives that include solutions for interoperability among First Responders. We believe that our expertise in the areas of wireless enhanced 9-1-1, location and messaging services, and secure satellite communications can be leveraged to provide the needed wireless infrastructure for America’s First Responders and we are currently pursuing opportunities to provide such products and services. Our SwiftLink® deployable communication systems are also increasingly used by military and other government agencies around the globe for communications in times of emergencies. SwiftLink® is designed to provide secure voice and data communications through encrypted satellite links.

     Location-based Wireless Services. A driver of wireless communications growth is the delivery of timely, highly specialized, interactive and location-specific information. According to a March 2003 report from Frost and Sullivan, a provider of technology market research, U.S. consumer and enterprise users of location-based services will increase from 300,000 in 2003 to over 30 million by 2007. Wireless users benefit from the ability to receive highly customized location-specific information in response to their queries or via targeted opt-in advertising content delivered to the wireless device’s specific location. Enterprises benefit from wireless location technology by utilizing routing and tracking applications for their mobile field forces. Our software provides wireless location solutions to mobile operators today through our Xypoint® Location Platform (XLP) that is deployed in six of Hutchison Whampoa’s “3”™ networks. Our Enterprise segment also provides location solutions to enterprises through our Fusion™ Platform.

     The FCC’s E9-1-1 Mandate. The ability to call for help or communicate with family members in need is the primary reason many people cite for having a wireless phone. A key to enhancing personal safety through a cell phone is the availability of enhanced 911 (E9-1-1) wireless capabilities. In 1996, the Federal Communications Commission (FCC) mandated the adoption of E9-1-1 technology by wireless carriers in two phases. Phase I requires wireless carriers to provide the public safety answering point (PSAP) receiving the call with the E9-1-1 caller’s telephone number and the location of the call sector from where the call was made. Phase II will require wireless carriers to locate wireless E9-1-1 callers with more precise location parameters specified in the FCC guidelines. The FCC requires wireless carriers to issue quarterly reports as to their progress and compliance with FCC-mandated deployment schedules. Additionally, the FCC has mandated schedules for conversion of wireless subscriber handsets to models capable of providing geographic location information such as GPS (Global Positioning Systems). As of October 2003, about 65% of U.S. jurisdictions had implemented Phase I service, and only 18% had implemented Phase II, according to the National Emergency Number Association. We are under long-term contracts, usually three to five years, with 26 wireless carriers, including five of the ten largest in the United States, to provide both Phase I and Phase II E9-1-1 service.

     Growing Use of the Internet, Corporate Intranets, E-Mail and Short Messaging. The Internet and internal corporate data networks, or intranets, have emerged as global communications channels that allow users to share information and conduct business transactions electronically. E-mail and short messaging services (SMS) are increasingly important means of communication, with both the number of users and messages per individual projected to increase significantly. In October 2002, In-Stat/MDR, a high technology research firm, estimated that the worldwide wireless Internet market will grow from 74 million wireless Internet subscribers at the end of 2001, to more than 320 million subscribers by the end of 2006. Mobile operators in the United States are experiencing rapid SMS traffic growth according to the Cellular Telecommunications and Internet Association (“CTIA”) and statistics from mobile operators. Verizon Wireless has announced that it had sent over 400 million text messages per month in the third quarter of 2003, while Cingular announced that it had delivered over 1 billion SMS messages in the fourth quarter of 2003. We provide solutions for mobile operators to receive and route e-mail and SMS messages through our Short Message Service Center and through our Wireless Internet Gateway. In addition, our Enterprise segment delivers secure corporate intranet data to and from customers’ mobile field forces through our 20/20 Delivery™ product and our other enterprise software applications.

Business Strategy

     We plan to continue to develop and sell network and client software and network solutions which we will deliver using software, integrated system project, and service bureau/hosted software business models. Our development investment is focused on the delivery of internet content, proprietary third party content, short messages, location information, corporate network data and other enhanced data communication services to and from wireless devices. The key elements of our strategy are to:

•	Adapt our Software and Integration Capabilities to Evolving Carrier and Federal Government Opportunities. Mobile operators and the federal government increasingly seek integrated solutions that can harness both messaging capabilities of networks and location information of end-users. We are well positioned to address the evolving integration needs of our commercial and government clients through our demonstrated expertise in both messaging and location. Mobile operators have made very large capital expenditure investments in infrastructure for wireless data and location technologies. While originally envisioned as separate technologies, we have the ability to integrate messaging and location technologies to provide value-added services and applications for the operators’ end-users. The federal government is also increasingly becoming a “client” of commercial carriers’ network capabilities. We are working with our government and military customers to tap into this potential, for civilian security and defense requirements. For our government customers, we can also utilize the highest levels of military encryption capabilities for secure communications throughout the globe.

•	Expand Our Sales and Marketing Capabilities. We are developing relationships with communication infrastructure providers in order to expand our sales channels for our Wireless Carrier segment products and services. We have historically leveraged our strategic relationships with original equipment manufacturers to market our Wireless Carrier segment products to wireless carriers worldwide. We are adding partnerships for our location technologies.

•	Grow Our Wireless Carrier Customer Base. We now serve or are under contract with 44 wireless carrier networks in 13 countries. We intend to expand our domestic and international carrier base by capitalizing on our relationships with original equipment manufacturers and establish new distribution partnerships and by expanding our own sales and marketing initiatives. We will continue to develop network software for wireless carriers that operate on all major types of networks.

•	Grow Our Enterprise Segment Customer Base. We now serve over 1,200 enterprises and 60,000 subscribers through our Enterprise segment. We intend to expand our enterprise base by expanding our own sales and marketing initiatives and expanding our offerings to the Enterprise segment, especially those offerings that take advantage of mobile operators’ high-speed data networks.

•	Develop and Enhance Our Technology. We will continue to invest in our underlying technology and to capitalize on our network solutions expertise to meet the growing demand for sophisticated wireless applications. As of January 1, 2004, our staff included 274 engineers who specialize in wireless network and client software development, wireless service bureau operations and integrated network solutions. We also have research and development relationships with wireless handset manufacturers, wireless carriers, and content and electronic commerce providers. Our Voyager™ architecture integrates our presence, privacy, location, call control and messaging technology into an efficient and highly reliable software and service offering. Voyager’s benefits to our carrier customers include reduced costs and economies of scale, increased reliability, more efficient deployments, compatibility with our existing products and a migration path to third generation services. Our Fusion™ platform unites messaging, synchronization, and web technologies for enterprise network applications.

•	Leverage Our Expertise in Accessing Information Stored Inside Wireless Networks. We will continue to leverage our knowledge of complex call control technology, including Signaling System 7 and internet protocol standards, to unlock valuable information such as user location, device on/off status and billing and transaction records that resides inside wireless networks and is difficult to retrieve and utilize. Using this information, we intend to expand our integrated package of products and services for wireless carriers and enterprises.

•	Pursue Select Acquisitions. We intend to continue to selectively pursue acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base.

Product and Service Offerings

     Licensed Software-based Systems: We design and develop network software for wireless carriers and enterprises that provides the delivery of secure and personalized content, services and transactions to various wireless devices. In addition, we design and develop custom network software for a variety of telecommunications and information management systems. Our Voyager™ architecture is tailored to mobile operator environments and our Fusion™ platform enables enterprise networks wireless functionality including secure “behind-the-firewall” deployments. Our software uses universal industry standards. We specifically design our software for easy implementation, customization and integration with existing networks in order to accommodate future expansion. Carrier network software that we currently offer includes Xypoint® Location Platform, Message Notification Center, Wireless Internet Gateway, Alerts and Notifications and Message Portals and Short Message Service Center. Enterprise software that we currently offer includes Fusion™ Platform, 20/20 Delivery™ and Attaché™.

Xypoint® Location Platform. Our Xypoint® Location Platform software interacts with the wireless network to extract location information concerning a particular user. This location information can be imprecise or precise. Imprecise location provides the cell site and sector that is currently supplying mobile service to the end user. Our precise location technology interacts with network triangulation software added to cell towers and switches in the network or can work with systems that interrogate a Geographic Position System (GPS) chip added to the end user’s handset. The location information our software provides is used by applications to support a variety of services, including E9-1-1, driving directions, identification of locations near the end user (such as gas stations, restaurants, or hotels), and locating other network subscribers near the end user’s current position. Our platform also provides very important privacy controls so that the end user controls which applications have access to the end user’s location.

Wireless Internet Gateway, Alerts and Notifications, and Message Portal. Our Wireless Internet Gateway provides a portal for two-way data communication between the Internet and wireless networks. The Wireless Internet Gateway allows end users to customize the services they receive on wireless devices by setting up a user profile through a single Internet-based procedure. Wireless carriers can access these user profiles and usage data to gain a better understanding of customer behavior. The Wireless Internet Gateway allows additional wireless applications to be added as desired. The alerts and notifications capability acquired from Otelnet interoperates in a major North American wireless carrier with our Internet gateway technology, and is now offered as part of our complete portal solution.

Our Message Portal software combines the capabilities of the Wireless Internet Gateway and supports registered and unregistered users, personalization, instant messaging and spam blocking capabilities that can be independently customized by the end user. This allows a wireless carrier to provide a unique, customizable user interface for their subscribers in order to support delivering short messages and e-mail to the end user’s mobile devices.

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

Fusion™ Platform. The Fusion™ platform that we acquired from Aether is an open, standards-based mobile enterprise platform that unites messaging, synchronization and XML-based web technologies for wireless and mobile applications on devices such as phones and personal digital assistants. Fusion™ can operate “behind the enterprise firewall” to allow secure corporate communications to mobile field workers.

20/20 Delivery™. The 20/20 Delivery™ application software that we acquired from Aether is a mobile asset management and logistics solution that enables visibility into the supply chain by providing real-time vehicle monitoring, driver communication and package and delivery information. 20/20 Delivery™ is built on our Fusion platform.

Attaché™. Our Attaché™ software that we acquired from Aether is a mobile office solution that extends collaborative applications such as e-mail and personal information management. Attaché™ is built on our Fusion™ platform.

Custom Software Applications. We develop custom software applications to support specific customer requirements. We have historically tailored enhancements of our software products for wireless carrier customers and developed custom applications for government agencies.

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

     Service Bureau and Subscriber Services: We own and lease network operation centers that host software for which customers make recurring monthly usage payments. Our service bureau segment offerings include E9-1-1, Text Message Distribution Center (MDC), FX Alert™ , MarketClip™. and other custom software applications. We also provide implementation, operation and maintenance services to support these applications. We also provide Blackberry™ by Aether® service and are one of the largest value added resellers of Blackberry™ service in the United States.

E9-1-1 and Hosted Position Determining Entity (PDE) Applications. Our E9-1-1 service bureau works with wireless carriers and local emergency services in compliance with the Federal Communication Commission requirements. When a wireless subscriber covered by this service makes an E9-1-1 call from his or her wireless phone, the software (1) identifies the call as an emergency call, (2) accesses the handset’s location information from the wireless network (either imprecise or precise), (3) routes the call to the appropriate E9-1-1 jurisdiction, (4) translates the information into a user friendly format, and (5) transmits the data to the local emergency service call center. Our E9-1-1 service operates on a platform that resides at our two fully redundant data centers in Seattle, Washington and Phoenix, Arizona. As of December 31, 2003, we provide E9-1-1 services to 26 wireless carriers, including Verizon, Cingular and US Cellular. A related hosted software service is Qualcomm’s Snaptrack PDE software that enables carriers to access the more precise location data needed for Phase II E9-1-1 compliance without purchasing their own license to the PDE software.

Text Message Distribution Center. Our wireless Message Distribution Center acts as a clearinghouse that formats and delivers messages to almost all North American carrier networks and multiple device types. It includes support for the features and services available on our Wireless Internet Gateway product and the software programs that can be run on it. The Message Distribution Center allows enterprises to deliver information to a wide variety of wireless devices and carrier networks being used by their employees and customers. Further, the Message Distribution Center’s “store and forward” capability allows wireless carriers to prioritize message delivery and optimize the capacity available on their networks.

FX Alert™ and MarketClip™. FX Alert™ and MarketClip™ products acquired from Aether provide real time financial market data over various wireless devices and networks. FX Alert™ and MarketClip™ cover the New York Stock Exchange (NYSE), National Association of Securities Dealers (NASDAQ), Over-the-Counter Market Bulletin Board (OTCBB), American Stock Exchange (AMEX), Options Price Reporting Authority (OPRA), currencies, euro crosses, minor and exotic currencies, currency Hi-Los, world indices, money markets, world yields and related financial news. Our financial market data services work throughout the US and in most major European countries.

Blackberry™ by Aether®. Our Blackberry™ by Aether® solution is designed to keep workforces connected by email, contact information and other enterprise data over Advanced Triple DES encryption technology. Blackberry™ by Aether® offers flat-rate wireless service pricing, your choice of networks, value-added applications such as internet browsing, paging, document management, and enterprise-wide customer care. We are one of the largest value added resellers of Blackberry™ devices and airtime in the United States.

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

SwiftLink® Portable Deployable Data Systems. We designed and produce SwiftLink®, lightweight, secure communication systems, which can be immediately deployed in remote areas where other means of reliable communications do not exist. SwiftLink® provides secure voice, video and data communications for up to eight people and a single person can deploy the system in less than ten minutes creating critical communication channels from any location around the world. Uses include emergency response, news reporting, public safety, drilling and mining operations, field surveys and other activities that require remote capabilities for video and data transmissions.

Satellite Teleports. We own and operate high-speed satellite communications teleports in Baltimore, Maryland and Manassas, Virginia that are connected to the public switched telephone network. These facilities provide transport services for IP-based media content consisting of Voice Over IP (VOIP), Internet, video and messaging data using Very Small Aperture Terminal (VSAT) satellite technology as part of our communication solutions for our customers.

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

Customers

     Wireless Carrier Segment. The primary customers for our Wireless Carrier segment are wireless telecommunications carriers in the United States and foreign countries, either directly or through our channel partners. We provide licensed based software and hosted service bureau offerings in our Wireless Carrier segment. We have multi-year service bureau contracts with 26 U.S. wireless carriers for E9-1-1 service. Significant Wireless Carrier segment customers include US Cellular Corporation, Cingular Wireless, and Verizon Wireless.

     Enterprise Segment. Beginning in January 2004 as a result of the acquisition of the Enterprise Mobility Solutions business unit of Aether, we have hundreds of commercial customers. Major commercial subscriber contracts are with Johnson & Johnson, Corporate Express, Goldman Sachs, Bank of America, and Merrill Lynch.

     Government Segment. Our major Government segment customers include the U.S. Departments of Defense, Justice, and State, the General Services Administration, the City of Baltimore, Computer Sciences Corporation, and Northrop Grumman. Our Government segment projects typically run from one to twelve months and involve three to ten personnel.

     Backlog. As of January 1, 2004, we had unfilled orders, or backlog, of approximately $92.8 million, of which $2.1 million was in our network software segment, $62.4 million in our service bureau segment and $15.6 million in our network solutions business, plus $12.7 million from our acquired assets effective January 1, 2004. Approximately $57.9 million of January 1, 2004 backlog is expected to be realized in 2004.

Total backlog as of January 31, 2003 was $78.4 million. Backlog for our service bureau is computed by multiplying the most recent month’s recurring revenue times the remaining months under existing long-term agreements with no assumption as to additional deployments of Public Safety Answering Point connections. The backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Sales and Marketing

     We sell our products and services through our direct sales force and through indirect channels. Our direct sales force consists of approximately 31 professionals targeting customers for our Wireless Carrier segment, our Enterprise segment, and our Government segment. We have also historically leveraged our relationship with original equipment manufacturers to market our network software products to wireless carrier customers. During the indirect sales process, as well as during installation and maintenance, we have extensive direct contact with prospective carrier customers. We are pre-qualified as an approved vendor for federal, state and local government contracts.

     We will continue to leverage our relationships with industry leaders and to expand and diversify our own sales and marketing initiatives to increase our sales to wireless carriers, enterprises and government. Our marketing efforts also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.

Competition

     The markets for our products and services are competitive. The adoption of industry standards may make it easier for new market entrants to compete with us. We expect that we will compete primarily on the basis of the functionality, breadth, time to market, ease of integration, price and quality of our products and services. The market and competitive conditions are continually developing. Our software products for both carriers and enterprises compete with many similar products provided by other companies. It is difficult to present a meaningful comparison between our competitors and us because there is a large variation in revenue generated by different customers, different products and services, as well as the different combinations of products and services offered by our competitors. We cannot, therefore, quantify our relative competitive position.

     Our current and potential competitors include:

•	Wireless Carrier Segment. Intrado Inc., LogicaCMG plc; Comverse, Inc.; Openwave Systems, Inc.; SchlumbergerSema, unit of Schlumberger Ltd; Ericsson Inc.; Motorola, Inc.; Nortel Networks Corporation, InfoSpace, Inc.; InphoMatch, Inc.

•	Enterprise Segment. HillCast Technologies, Inc.; Semotus Solutions Inc.; IBM; Gearworks, Inc.; Extended Systems, Inc.

•	Government Segment. Computer Sciences Corporation; Electronic Data Systems Corporation; Keane, Inc.; Northrop Grumman; Turtle Mountain Communications, Inc.

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

     We partner with vendors of precise location technology to provide Phase II compliant E9-1-1 services. Certain of our partners may attempt to compete with our operating platform by developing their own transmission platform or by purchasing another mobile location platform. The markets for commercial location and other mobile wireless applications for carriers and enterprises are relatively new and continually developing.

The convergence of wireless technologies and the Internet is creating many initiatives to bring data and transaction capabilities to wireless devices. There is a wide array of potential competitors in this market, including providers of competing location management platforms, competing e-mail products, competing enterprise mobility platforms and other competing applications for wireless devices.

Research and Development

     Our success depends on a number of factors, which include our ability to identify and respond to emerging technological trends in our target markets, to develop and maintain competitive products, to enhance our existing products by adding features and functionality that differentiate the products from those of our competitors and to bring products to market on a timely basis and at competitive prices. As of January 1, 2004, our staff included 274 engineers who specialize in wireless network and client software development. Since 1996, we have made substantial investments in research and development, most of which has been devoted to the development of carrier and enterprise network software products and services, including our Voyager™ architecture, Fusion™ Platform, Attaché™ and 20/20 Delivery™ applications, Xypoint® Location Platform, Wireless Internet Gateway, Short Message Service Center, and E9-1-1, including Position Determining Entity applications. Our research and development expenditures, which exclude Enterprise Division investments prior to January 1, 2004, including capitalized costs, for the years ended December 31, 2003, 2002, and 2001 were approximately $14 million, $22 million, and $23 million.

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

     We currently hold eleven U.S. issued patents and two foreign issued patents relating to wireless text messaging, inter-carrier messaging, number portability, GPS ephemeris data, emergency public safety data routing and electronic commerce. We have filed over 70 additional U.S. patent applications and 14 international patent applications for certain apparatus and processes we believe we have invented to enable key features of the locations services, wireless text alerts, Financial Market Data, Short Message Service Center, Prepaid Wireless, Mobile Originated data and E9-1-1 network software. There is no assurance that these patent applications will result in a patent being issued by the U.S. Patent and Trademark Office or other patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. With regard to certain Prepaid Wireless software, we have agreed with Lucent that we will each have an equal title interest in patent applications relating to joint inventions. Additionally, foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed.

     Under our development agreement with Lucent, we developed the Short Message Service Center software in late 1996. Under the development agreement, we share ownership rights in this software application with Lucent. The scope of each party’s ownership interest is subject to each party’s various underlying ownership rights in intellectual property and also to confidential information contributed to the applications, and could be subject to challenge by either party.

     As a member of various industry standard-setting forums, we have agreed to license certain of our intellectual property to other members on fair and reasonable terms to the extent that the license is required to develop non-infringing products under the specifications promulgated by those forums.

Employees

     As of January 1, 2004, we had 572 employees, 566 full-time and 6 part-time, of which 274 were engineers who specialize in the development and support of our products and services. We believe relations with our employees are good. None of our employees are represented by a union.

Geographical Information

     During the fiscal years ended December 31, 2003, 2002 and 2001, our total revenues generated from products and services in the U.S. were $88.5 million, $83.3 million and $69.5 million, respectively, and our total revenues generated from products and services outside of the U.S. were $3.6 million, $8.7 million and $0.1 million, respectively. As of December 31, 2003, all of our long-lived assets were located in the U.S. We are subject to risks related to offering our products and services in foreign countries. See the information under the heading “Risk Factors — Because our product offerings are sold internationally, we are subject to risks of conducting business in foreign countries” included in Exhibit 99.01 to this report.

Item 2. Properties

     Our principal executive office is located in Annapolis, Maryland in a 33,948 square foot facility under a lease expiring in March 2005. We have a second 31,371 square foot facility in Annapolis, Maryland under lease, expiring in April 2005. The Annapolis facilities are utilized for the executive and administrative offices, as well as portions of our Wireless Carrier and Government segments. Our Southeast Regional office, which is utilized by a portion of our Government segment, is located in Tampa, Florida in a 7,376 square foot facility under a lease expiring in December 2005. We are consolidating our offices in Seattle, Washington, which house a portion of our Wireless Carrier segment, and signed a new lease that expires in September 2010 for approximately 50,000 square feet. We also have a hosting facility in Phoenix, Arizona in a 1,387 square foot office under a lease that expires in February 2006, which is utilized by our Wireless Carrier segment. In conjunction with our acquisition of the Enterprise Mobility Solutions division of Aether Systems, Inc., we assumed the lease for a 49,600 square foot facility in Owings Mills, Maryland, which expires January 31, 2005, and an aggregate of approximately 5,500 square feet of leased office space in London, Madrid, Amsterdam, and Stockholm.

     In addition to the leased office space, we own a 7-acre teleport facility in Manassas, Virginia, and lease space in Baltimore, MD utilized for teleport services primarily to our Government segment customers.

     Because the leases for substantially all of our Annapolis, Maryland office facilities, including our principal executive office, will expire in early 2005, we have begun planning for facilities needs thereafter. In February 2003, we signed a lease, which is subject to several contingencies and rights of termination, for a facility at a planned new real estate development in Annapolis, Maryland. Our Board of Directors will evaluate this opportunity along with alternatives that are or may become available in the relevant time period and there is no assurance that we will enter into a definitive lease at this new development site. For more information see Item 13 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.

Item 3. Legal Proceedings

     In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. Telecommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our Class A Common Stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate our Class A Common Stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of our Class A Common Stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and that the underwriters violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. We intend to vigorously defend the lawsuit. We believe that more than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us.

     Research In Motion Limited (“RIM”) which supplies our Enterprise segment with hardware and wireless services that it in turn packages with other services and resells, is engaged in legal proceedings with NTP Inc. which alleges that certain RIM products infringed on patents held by NTP Inc. This creates uncertainty regarding RIM’s ability to continue to supply our Enterprise segment with services. RIM’s inability to supply services to our Enterprise segment could cause a loss of revenue and increase our net losses.

     Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Part II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

     Our Class A Common Stock has been traded on the Nasdaq National Market under the symbol “TSYS” since our initial public offering on August 8, 2000. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the Nasdaq Stock Market’s National Market:

	High	Low

2004
First Quarter 2004 (as of February 2, 2004)	$8.39	$4.80

2003
First Quarter 2003	$2.18	$1.49
Second Quarter 2003	$2.25	$1.52
Third Quarter 2003	$4.70	$2.32
Fourth Quarter 2003	$6.12	$4.09

2002
First Quarter 2002	$5.74	$2.47
Second Quarter 2002	$3.17	$1.60
Third Quarter 2002	$1.78	$1.00
Fourth Quarter 2002	$2.45	$1.03

     As of February 2, 2004, there were approximately 448 holders of record of our Class A Common Stock, and there were 2 holders of record of our Class B Common Stock.

Dividend Policy

     We have never declared or paid cash dividends on our Class A Common Stock or Class B Common Stock. We currently intend to retain any future earnings to fund the development, growth and operation of our business. Additionally, under the terms of our line of credit with Silicon Valley Bank, their prior written consent is required to pay cash dividends on our Class A Common Stock or Class B Common Stock. Therefore, we do not currently anticipate paying any cash dividends on our Class A Common Stock or Class B Common Stock in the foreseeable future.

Change in Securities and Use of Proceeds

     On January 13, 2004, we consummated the purchase, with an effective date of January 1, 2004, of the Enterprise Mobility Solutions Division of Aether Systems, Inc. Consideration for the acquisition was valued at approximately $20 million, consisting of $18 million in cash, $1 million in the form of a note payable and 204,020 newly issued shares of Class A Common Stock. Concurrent with the acquisition, we closed on $21 million of financing with two accredited institutional investors, which includes a subordinated convertible debenture with stated principal of $15 million, bearing interest at a stated rate of 3% per annum and due in lump sum on January 13, 2009 in cash or shares of our Class A Common Stock, 1,364,288 newly issued shares of Class A Common Stock and warrants to purchase 341,072 shares of Class A Common Stock at a strike price of $6.50 expiring in January 2007. The debentures provide for a conversion price of $5.38 per share, subject to adjustment. Both conversion of the debentures and exercise of the warrants are subject to certain limitations, including the approval by our shareholders of our issuance of any securities that would require such approval as required by applicable law and the rules and regulations of the Nasdaq National Market. Our shareholders will be asked to approve the issuance of any securities requiring such approval at the annual meeting of our shareholders that is currently scheduled for June 10, 2004. Our president and chief executive officer, Maurice B. Tosé, has entered into a voting agreement with us dated as of December 18, 2003, whereby he has agreed to vote all of his shares of our capital stock (a) for approval of our issuance of all of such securities in accordance with and as required by applicable law and the rules and regulations of the Nasdaq National Market and (b) against any proposal or any other corporate action or agreement that would result in a breach of any covenant, representation or warranty or any other obligation or agreement of ours under the securities purchase agreement entered into for the financing of the acquisition of Aether’s Enterprise Mobility Solutions Division unit or which could result in any of the conditions to our obligations under that agreement not being fulfilled.

     All of the securities issued by us in connection with the acquisition and the related financing were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. The shares of our Class A Common Stock that were issued in the above transaction and that may be issued in the future upon conversion of the debentures or upon exercise of the warrants will be registered under the Securities Act of 1933, as amended, which we expect to effect within 100 days of the closing date. The investor has the right to impose a penalty of approximately $14,000 per day for every day beyond the 100-day period.

Item 6. Selected Financial Data

     The table that follows presents portions of our consolidated financial statements and is not complete. You should read the following selected financial data together with our consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the more complete financial information included elsewhere in this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors, and which are included beginning on page F-2. We have derived the statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999, from our audited financial statements which are not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The information set forth in the table below does not reflect our recent acquisition of Enterprise Mobility Solutions business unit in January 2004. Financial information for that unit and pro forma financial information will be filed through an amendment to our Current Report on Form 8-K dated as of January 13, 2004

	Year Ended December 31,

	2003	2002	2001*	2000	1999

	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Network software
Network software licenses	$9,164	$16,552	$9,059	$9,546	$3,975
Network software services	5,513	10,576	11,424	12,457	7,345

Network software total	14,677	27,128	20,483	22,003	11,320
Service bureau	34,081	23,881	16,775	—	—
Network solutions	43,307	41,036	32,294	36,060	34,440

Total revenue	92,065	92,045	69,552	58,063	45,760
Operating costs and expenses:
Direct cost of network software	6,458	13,112	9,507	10,061	4,993
Direct cost of service bureau	16,231	13,468	6,289	—	—
Direct cost of network solutions	28,492	30,371	24,280	26,692	26,889
Research and development	16,932	17,047	18,083	5,272	1,098
Sales and marketing	8,917	10,029	13,826	6,930	2,285
General and administrative	11,251	12,235	14,325	11,007	5,329
Non-cash stock compensation expense	1,501	1,554	2,587	1,711	—
Depreciation and amortization of property and equipment	6,612	6,156	4,550	2,388	916
Amortization of software development costs	9,035	4,831	4,946	2,892	1,401
Amortization of goodwill and other intangible assets	531	553	9,226	—	—
Acquired in-process research and development	—	—	9,700	—	—
Impairment of goodwill and other intangible assets	—	—	43,000	—	—

Total operating costs and expenses	105,960	109,356	160,319	66,953	42,911

(Loss)/income from operations	(13,895)	(17,311)	(90,767)	(8,890)	2,849
Interest expense	(1,088)	(897)	(684)	(1,394)	(1,741)
Other income, net	1,497	370	1,968	1,912	—

(Loss)/income before income taxes and extraordinary item	(13,486)	(17,838)	(89,483)	(8,372)	1,108
Income tax benefit (expense)	—	—	—	2,601	(2,408)

Loss before extraordinary item	$(13,486)	$(17,838)	$(89,483)	$(5,771)	$(1,300)

Net loss attributable to common stockholders	$(13,486)	$(17,838)	$(89,483)	$(6,530)	$(1,300)

Loss per common share, basic and diluted	$(0.45)	$(0.61)	$(3.16)	$(0.39)	$(0.12)

Basic and diluted shares used in computation	29,796	29,149	28,297	16,948	10,788

	As of December 31,

	2003	2002	2001*	2000	1999

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,785	$27,402	$42,928	$66,117	$3,257
Working capital	28,538	31,690	46,138	72,442	4,229
Total assets	65,280	81,425	89,596	100,350	27,762
Capital leases and long-term debt	14,598	10,313	4,825	1,102	6,672
Total liabilities	28,429	33,789	26,735	16,201	22,351
Series A preferred stock	—	—	—	—	9,520
Total stockholders’ equity (deficit)	36,851	47,636	62,861	84,149	(4,199)

*	In January 2001, we acquired Xypoint Corporation. See the footnote “Acquisitions and Subsequent Events” included in the audited financial statements for a discussion of the acquisition.

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

Overview and Recent Developments

     As discussed above, on January 13, 2004, we consummated the purchase of the Enterprise Mobility Solutions business unit of Aether Systems, Inc. This unit brings to TCS a substantial base of 1,200 enterprise customers, more than 60,000 wireless data subscribers, applications for logistics, financial services and the mobile office, and 112 employees.

     Prior to the January 2004 acquisition, we managed our business in three operating segments: Network Software, Service Bureau and Network Solutions. Subsequent to the acquisition, we realigned our operating segments to better manage the business we now operate. Our operating segments now include (i) our Wireless Carrier segment, which consists principally of the previous Network Software and Service Bureau segments, (ii) our Government segment, which consists principally of the previous Network Solutions segment, and (iii) our Enterprise segment, which comprises the operations we acquired from Aether Systems, Inc. The information in this section is historical in nature and is presented based on the operating segments through which we managed our business prior to this acquisition.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations.

     Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue. We derive revenue from products and services including software license fees relating to our products and monthly recurring service fees related to our service bureau segment. We manage our business across three segments: network software, service bureau and network solutions. Our network software segment consists of the development and licensing of software products and of related services. Our service bureau segment includes our E9-1-1 and hosted software application offerings. Our network solutions segment includes the design, development and deployment of information processing and communication systems and related services.

•	Cost of revenue. We strive to control our cost of revenue required to deliver and support our products and services while maintaining and delivering the quality of service expected by our customers. The major items impacting our cost of revenue are compensation and benefits as well as third-party hardware and software and overhead expenses. Hardware and third-party software costs are primarily associated with the delivery of product within our network solutions segment while also, to a lesser extent, may be attributed to the delivery of services within our network software segment. These costs tend to fluctuate as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered in a period.

•	Operating expenses. Operating expenses are substantially driven by compensation and benefits, travel costs, professional fees, facility costs, specific marketing and sales-related expenses as well as certain non-cash expenses such as non-cash stock compensation expenses, depreciation and amortization of property and equipment, of software development costs, and of acquired intangible assets. Operating expenses are incurred in connection with the development and marketing of new software applications as well as general corporate overhead expenses.

•	Liquidity and cash flows. The primary driver of our cash flows is our net income. Important sources of our liquidity have been cash raised at the time of our initial public offering in 2000, our January 2004 private investment in public equity financing, and borrowing and lease financings secured for the purchase of equipment.

•	Balance sheet. We view cash, working capital, accounts receivable balances and days revenues outstanding as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue

     The following discussion addresses the relative revenue and direct cost for each segment of our business:

Network Software Revenue and Related Direct Cost:

     The following table sets forth, for the periods indicated, year-over-year comparison of the key components of network software revenue and related direct cost.

			2003 vs. 2002			2002 vs. 2001

($ in millions)	2003	2002	$	%	2001	$	%

Network software segment revenue:
Network software licenses	$9.2	$16.6	$(7.4)	(45%)	$9.1	$7.5	83%
Network software services	5.5	10.6	(5.1)	(48%)	11.4	(0.8)	(7%)

Network software total revenue	14.7	27.1	(12.5)	(46%)	20.5	6.6	32%
Direct cost of network software	6.5	13.1	(6.7)	(51%)	9.5	3.6	38%

Segment gross profit*	$8.2	$14.0	$(5.8)	(41%)	$11.1	$3.0	28%

Percent of revenue	56%	52%			54%

*	See discussion of segment reporting in Note 19 to the accompanying audited financial statements.

     We market our network software products and services by responding to requests for proposals, through our direct sales force and through channel partners. We generate network software revenue from licensing of our software products, and providing related maintenance and deployment services. We also sell custom software applications. The Wireless Internet Gateway (WIG), TCS Xypoint®Location Platform products, Short Message Service Center (SMSC), as well as alerting and message notification applications are the principal generators of software license fees.

     We sell our software products directly to wireless carriers. Initial licensing fees are a function of the number of subscribers or other measure of usage of our software in the network where our software is deployed. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. Generally, we recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Software license fees billed and not recognized as revenue are included in deferred revenue.

     We have also historically sold some of our network software products through our channel relationship with Lucent. This sales process typically includes participation of our engineers along with original equipment manufacturers in presenting our products to prospective customers. Lucent pays us initial license fees ranging from 50% to 80% of the revenue it generates from sales of the SMSC application that we developed under our 1996 development agreement. For sales of our WIG, Lucent pays us initial fees ranging between 75% and 90% of the sale value which we negotiate on a case by case basis. In 2003, software license revenue declined from $16.6 million to $9.2 million, primarily because new business was not booked to replace revenue generated in 2002 from a large contract to deliver a location platform for multiple carrier networks in Europe and the Pacific. For 2002, license revenue increased 83% from 2001’s $9.1 million primarily because of that large project.

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

     In 2003, 64% of service revenues related to maintenance fees, while 34% related to installation fees associated with the delivery of related software applications and the remaining 2% related to third-party hardware and software delivered as part of our packaged software sales. In 2002, 29% of service revenue is related to maintenance fees, while 26% of service revenue is associated with delivered third-party hardware and software delivered as part of our packaged software sales, 8% of service revenue is associated with installation fees, while 36% relates to custom software applications for government agencies which, in late 2002, we decided to no longer pursue. In 2001, 15% of service revenue is related to maintenance fees, while 2% of service revenue is associated with delivered third-party hardware and software delivered as part of our packaged software sales, 10% of service revenue is associated with installation fees, 4% related to other software services while 68% relates to custom software applications for government agencies.

     The direct cost of our network software revenue consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses and consulting fees incurred when providing our services. In 2003, such costs primarily included compensation, benefits, travel and consulting fees. In 2002, such costs primarily included compensation, benefits, travel expenses and consulting fees while 25% of such costs related to the cost of purchased equipment and third-party software delivered as part of our packaged software sales in that year. In 2001, such costs primarily included compensation, benefits, travel expenses and consulting fees.

Service Bureau Revenue and Related Direct Cost:

     The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of service bureau revenue and related direct cost:

			2003 vs. 2002			2002 vs. 2001

($ in millions)	2003	2002	$	%	2001	$	%

Service bureau revenue	$34.1	$23.9	$10.2	43%	$16.8	$7.1	42%
Direct cost of service bureau	16.2	13.5	2.8	21%	6.3	7.2	114%

Segment gross profit*	$17.9	$10.4	$7.4	71%	$10.5	$(0.1)	(1%)

Percent of revenues	52%	44%			63%
Average number of PSAPs served	3,548	2,355		50%	1,347		75%

*	See discussion of segment reporting in Note 19 to the accompanying audited financial statements.

     Our service bureau offerings include our E9-1-1, hosted Position Determining Entity (PDE) and Text Message Distribution Center (MDC) applications. Revenue from our service bureau offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E9-1-1 and PDE service fees are primarily dependent on the number of subscribers the carrier covers, Public Service Answering Points (PSAPs) served or cell sites that provide E9-1-1 services for the carrier. As the carrier’s number of subscribers, PSAPs, or cell sites increases, the monthly recurring service fees increase. Message Distribution Center revenue is priced based on message volume. In 2003, we expedited the deployment of PSAPs related to all our customers resulting in an increase in the average number of PSAPs served by approximately 1,200 or 50%. Additionally, in 2003 we signed additional wireless carriers to the E9-1-1 service and deployed hosted PDE and MDC applications to two additional carriers, each of which continue to increase in volume each month. In 2002, the FCC mandate resulted in significant response by wireless carriers and we added additional wireless carriers and experienced a 75% increase in volume. However, such volume was somewhat offset by lower average per unit pricing under new long-term contracts which took effect in the first quarter of 2002. In 2001, service bureau revenue resulted from lower volume as the business was working with carriers to develop their deployment strategy in response to the FCC mandate.

     The direct cost of our service bureau revenue consists primarily of compensation, benefits, travel expenses, and consulting fees incurred when providing our services, as well as the equipment maintenance and circuit costs of our network operations centers circuits utilized for connectivity to carrier customers and local governments’ Public Safety Answering Points. In 2003, we increased headcount by 47% to support this business while incurring costs related to temporary contract staff to support our rapid deployment effort. This increase in headcount during 2003 was partially offset by a reduction in circuit costs that resulted from renegotiating several contracts during the year. In 2002, we increased headcount 21% and increased infrastructure costs to support this business from the levels in 2001.

Network Solutions Revenue and Related Direct Cost:

     The following table sets forth, for the periods indicated, the year-over-year comparison of the key components of our network solutions revenue and related direct cost:

			2003 vs. 2002			2002 vs. 2001

($ in millions)	2003	2002	$	%	2001	$	%

Network solutions revenue	$43.3	$41.0	$2.3	6%	$32.3	$8.7	27%
Direct cost of network solutions	28.5	30.4	(1.9)	(6%)	24.3	6.1	25%

Segment gross profit*	$14.8	$10.7	$4.2	39%	$8.0	$2.7	33%

Percent of revenues	34%	26%			25%

*	See discussion of segment reporting in Note 19 to the accompanying audited financial statements.

     We generate network solutions revenue from the design, development, assembly and deployment of information processing and communication systems, primarily for government enterprises. Representative examples of recent network solutions projects include delivery of our SwiftLink® product, a lightweight, secure, deployable communications systems to the U.S. Departments of State, Justice, and Defense and information services systems to local government agencies. SwiftLink® provides secure voice, video and data communications, supports a worldwide network during trips abroad and throughout the United States and provides full network functionality and Internet Protocol telephony capability using landlines and satellite-based technologies. Our Network Solutions segment also operates teleport facilities in Baltimore, MD and Manassas, VA, which support the integration of satellite communications and terrestrial wireless broadband with U.S. broadband networks. Through our teleport facilities we offer data connectivity via satellite to and from North and South America, as well as Africa and Europe. We generally provide network solutions under long-term contracts. We recognize revenue under long-term contracts as billable costs are incurred and for fixed-price contracts using the percentage-of-completion method, measured by either total labor hours or total costs incurred compared to total estimated labor hours or costs. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Under our contracts with the U.S. government, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.

     In 2003, approximately 46% of network solutions revenue resulted from the sale of SwiftLink® and related deployable communications systems, an increase of 17% over the amount in 2002. In 2003, we also designed, tested and delivered products to government customers related to other satellite-based communication systems and information processing systems for local government agencies. In 2002, 36% of our revenue for this segment resulted from the sale of SwiftLink® and related deployable communication systems, while the remaining amount related to the design and development of other communication systems, and the design, testing and delivery of products for several government agencies. In 2001, 33% of revenue was associated with deployable communications and integration projects including a large contract related to an African project while the remainder related to the design, testing and delivery of information processing systems and other products for several government agencies.

     The direct cost of our network solutions revenue consists of compensation, benefits, travel, satellite “space segment” and airtime and approximately 50% of costs are related to purchased equipment components, which we purchase as needed for customer contracts, and the costs of third-party contractors that we engage.

Major Customers

     For the year ended December 31, 2003, customers that accounted for 10% or more of total revenue were Verizon Wireless and various U.S. Government agencies. The loss of either of these customers would have a material adverse impact on our business. For the year ended December 31, 2002 customers that accounted for 10% or more of total revenue were Hutchison 3G, Verizon Wireless and various U.S. Government agencies.

Lucent Technologies and various U.S. Government agencies accounted for 10% or more of total revenue for the year ended December 31, 2001.

Revenue Backlog

     Total company backlog at January 1, 2004 was $92.8 million, of which $2.1 million related to our network software segment, $62.4 million related to our service bureau segment and $15.6 million related to our network solutions segment plus $12.7 million from our acquired assets effective January 1, 2004. We expect to realize approximately $57.9 million of this backlog in the next twelve months. The remaining backlog represents primarily the balance of multi-year contracts for our service bureau segment. Total company backlog at January 31, 2003 was $78.4 million. Our backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance, and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

     Operating Expenses:

Research and Development Expense.

     The following table sets forth, for the periods indicated, a year-over-year comparison of our research and development expense:

			2003 vs. 2002			2002 vs. 2001

($ in millions)	2003	2002	$	%	2001	$	%

Research and development expense	$16.9	$17.0	$(0.1)	(1%)	$18.1	$(1.1)	(6%)
Percent of revenue	18%	19%			26%

     Our research and development expense consists of compensation, benefits, travel costs, and a proportionate share of facilities and corporate overhead. The costs of developing software products are expensed prior to establishing technological feasibility. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products including software hosted in our service bureau network operations center. These costs primarily include compensation and benefits as well as costs associated with using third-party laboratory and testing resources. We expense research and development costs as they are incurred unless technological feasibility has been reached and marketability is certain.

     In 2003, the expenses we incurred related to software applications which are being marketed to new and existing customers on a global basis. In 2003, the research and development was mostly focused on expanded functionality of our location platform software while in 2002 and in 2001, such expenditures were primarily incurred in the development of our Wireless Internet Gateway and E9-1-1 applications. Management continually assesses our spending on research and development to ensure resources are focused on products that are expected to achieve the highest level of success. We do not expect research and development expense to increase significantly in 2004 but may increase as a result of our acquisition of the Enterprise Division.

Sales and Marketing Expense:

     The following table sets forth, for the periods indicated, a year-over-year comparison of our sales and marketing expenses:

			2003 vs. 2002			2002 vs. 2001

($ in millions)	2003	2002	$	%	2001	$	%

Sales and marketing expense	$8.9	$10.0	$(1.1)	(11%)	$13.8	$(3.8)	(28%)
Percent of total revenue	10%	11%			20%

     Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our network software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationship with original equipment manufacturers to market our network software products to wireless carrier customers. We sell our network solutions primarily through direct sales professionals. Costs incurred for sales and marketing have declined in 2003 from 2002 largely due to reduced headcount and the alignment of resources with products and services to more effectively target certain markets. In 2002 such costs were lower than 2001, reflecting savings achieved by consolidating efforts for all three business segments. We expect our sales and marketing expense to increase in 2004 as a result of our acquisition of the Enterprise Division. Such costs may fluctuate quarter to quarter depending on spending on tradeshows and variable compensation based on level of revenue.

General and Administrative Expense:

     The following table sets forth, for the periods indicated, a year-over-year comparison of our general and administrative expense:

			2003 vs. 2002			2002 vs. 2001

($ in millions)	2003	2002	$	%	2001	$	%

General and administrative expense	$11.3	$12.2	$(1.0)	(8%)	$14.3	$(2.1)	(15%)
Percent of total revenue	12%	13%			21%

     General and administrative expense consists primarily of compensation costs and other costs associated with management, finance, human resources and internal information systems. These costs include compensation, benefits, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. In 2003 such costs were lower than in 2002 largely due to savings realized through reduced headcount and reduced professional fees. In 2002 such expenditures were lower than in 2001 reflecting savings achieved in combining systems and processes of acquired companies into our central operations as well as reduced headcount. We expect general and administrative expense to increase modestly during 2004 as a result of our acquisition of the Enterprise Division.

Non-Cash Stock Compensation Expense:

     The following table sets forth, for the periods indicated, a year-over-year comparison of our non-cash stock compensation expense:

			2003 vs. 2002			2002 vs. 2001

($ in millions)	2003	2002	$	%	2001	$	%

Non-cash stock compensation expense	$1.5	$1.6	$(0.1)	(3%)	$2.6	$(1.0)	(40%)

     During the second and third quarters of 2000, we granted options to purchase 885,983 shares of Class A Common Stock to employees and directors at an exercise price less than the fair market value of our Class A Common Stock at the date of grant. Net loss attributable to common stockholders, as reported, includes $1,010, $1,554, and $2,587 of non-cash stock compensation expense related to these grants for the years ended December 31, 2003, 2002, 2001, respectively. We expect to record future stock compensation expense of $805 as a result of option grants that will be recognized over the remaining vesting period of two years.

     In the second quarter of 2003, we issued restricted stock to directors and certain key executives. The restrictions expire at the end of one year for directors and in annual increments over three years for executives, and are based on continued employment. Net loss for the year ended December 31, 2003, as reported, includes $491 of non-cash stock compensation expense related to such stock grants. We expect to record future stock compensation expense of $1,399 as a result of these restricted stock grants that will be recognized over the remaining vesting period for directors and executives.

Depreciation and Amortization of Property and Equipment:

     The following table sets forth, for the periods indicated, a year-over-year comparison of our depreciation and amortization of property and equipment:

			2003 vs. 2002			2002 vs. 2001

($ in millions)	2003	2002	$	%	2001	$	%

Depreciation and amortization of property and equipment	$6.6	$6.2	$0.4	7%	$4.6	$1.6	35%
Average gross cost of property and equipment	$29.2	$23.1	$6.1	26%	$14.3	$8.8	61%

     Depreciation and amortization expense (other than amortization of software development costs) represents the period costs associated with our investment in computers, telephony equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. In 2003 expense was slightly higher than 2002 and 2002 was higher than 2001 reflecting the level of capital expenditures made each year primarily to support our network operations centers and our development efforts.

Amortization of Software Development Costs:

     The following table sets forth, for the periods indicated, a year-over-year comparison of our amortization of software development costs:

			2003 vs. 2002			2002 vs. 2001

($ in millions)	2003	2002	$	%	2001	$	%

Amortization of software development costs	$9.0	$4.8	$4.2	87%	$4.9	$(0.1)	(2%)
Amount of accelerated amortization	7.0	—			—
Percent of network software license revenue excluding accelerated amortization	22%	29%			55%

     We capitalize software development costs after we establish technological feasibility, and amortize those costs over the estimated useful lives of the software beginning on the date when the software is first installed and used. We calculate amortization of software development costs on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product, which is never greater than three years. We also compute amortization using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product. If this revenue curve method results in amortization greater than the amount computed using the straight-line method, we record amortization at that greater amount. Amortization as a percentage of software license fees is generally a higher percentage in the early stages of a product’s life cycle. Our policies to determine when to capitalize software development costs and how much to amortize in a given period requires us to make subjective estimates and judgments. If our software products do not achieve the level of market acceptance that we expect and our future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods. In 2003 these expenses were higher than in 2002 primarily due to accelerated amortization of software development costs of $7.0 million recorded in June. The accelerated amortization was considered necessary based on the assessment of the remaining value of recorded costs relative to the amount of recoverability based on decreased levels of marketability of several products.

Amortization of Goodwill and Other Intangible Assets: The goodwill and other intangible assets associated with our acquisitions were being amortized over their useful lives. The valuation conducted in 2001 resulted in an impairment charge against the value of such goodwill and intangible assets, thereby reducing the amount of the expense related to the remaining value. The cost of the Xypoint trade name continued to be amortized in 2002 and 2003 based on its estimated useful life of three years using the straight-line method and was fully amortized by December 31, 2003.

Interest Expense:

     The following table sets forth, for the periods indicated, a year-over-year comparison of our components of interest expense:

			2003 vs. 2002			2002 vs. 2001

($ in millions)	2003	2002	$	%	2001	$	%

Interest expense incurred on capital lease obligations	$0.4	$0.9	$(0.4)	(53%)	$0.7	$0.2	31%
Interest expense incurred on notes payable	0.5	0.1	0.4	NM	—	—	—
Amortization of deferred commitment fees	0.2	0.2	(0.1)	(27%)	—	—	—
Capitalized interest	—	(0.3)	(0.3)	NM	—	—	—

Total Interest Expense	$1.1	$0.9	$0.2	21%	$0.7	$0.2	31%

     Interest expense is incurred under capital lease obligations and notes payable. Our capital lease obligations include interest at various amounts depending on the lease arrangement. The balance of our total capital lease obligations decreased from 2002 to 2003 and, therefore, the related interest expense was also lower. Conversely, interest under the terms of our notes payable are primarily at stated interest rates of 7.75% and the amount of borrowing under notes payable has increased in the same time period. Because interest rates under the terms of our notes payable are somewhat lower than those under capital leases, total interest expense incurred has decreased. Deferred financing fees relate to the up-front payment of fees that were incurred to secure our notes payable and our revolving line of credit facility with Silicon Valley Bank and are being amortized over the term of the note or in the case of the line of credit, the life of the facility which expires April 2006. In 2002, interest expense was reduced by the amount of interest that was capitalized relating to the capitalization of software development costs.

Other Income, net:

     The following table sets forth, for the periods indicated, a year-over-year comparison of our components of other income, net:

			2003 vs. 2002			2002 vs. 2001

($ in millions)	2003	2002	$	%	2001	$	%

Foreign currency translation/transaction gain	$0.5	$0.4	$0.2	42%	$—	$—	—
Foreign currency forward contract loss	—	(0.3)	0.3	100%	—	(0.3)	—
Proceeds from insurance recovery of a theft claim	0.7	—	0.7	—	—	—	—
Investment income	0.1	0.3	(0.3)	(68%)	1.9	(1.6)	(83%)
Gain on forgiveness of loan and miscellaneous other income, net	0.2	—	0.2	—	0.1	(0.1)	100%

Total other income, net	$1.5	$0.4	$1.1	NM	$2.0	$(1.6)	(82%)

Revenues billed in foreign currency	$3.6	$8.8	$(5.2)	(59%)	$0.1	$8.7	—
Average interest rate earned on investments	1%	1%			4%
Average cash balance	$19.8	$30.9	$(11.1)	(36%)	$54.5	$(23.6)	(43%)

     Other income consists of investment income earned on cash equivalents, foreign currency translation/transaction gain or loss, and other income related to recording our derivative investment activities. Investment income is a function of our cash balances available for short-term investment as well as interest rates. We record the effect of foreign currency translation on our receivables that are stated in foreign currency. Additionally, in 2003 we recorded a gain resulting from insurance proceeds of $0.7 million related to the recovery from a theft claim.

Income Taxes:

     Because we have incurred net losses since 1999, no provision for federal or state income taxes has been made for the years ended December 31, 2003, 2002 and 2001.

Net Loss:

     The following table sets forth, for the period indicated, a year-over-year comparison of our net loss:

			2003 vs. 2002			2002 vs. 2001

($ in millions)	2003	2002	$	%	2001	$	%

Net loss	$(13.5)	$(17.8)	$4.4	24%	$(89.5)	$71.6	80%

     Net loss has declined primarily due to the significant increases in gross profit from growing revenue and our measures taken to control operating expenses.

Liquidity and Capital Resources

     The following table sets forth, for the periods indicated, a year-over-year comparison of key components of our liquidity and capital resources:

			2003 vs. 2002			2002 vs. 2001

($ in millions)	2003	2002	$	%	2001	$	%

Net cash provided by (used in):
Operating activities	$(4.1)	$(10.9)	$6.8	63%	$(11.7)	$0.9	7%
Investing activities	(9.4)	(6.7)	(2.8)	(42%)	(13.1)	6.4	49%
Financing activities	4.9	2.0	2.9	144%	1.6	0.4	25%
Adjusted operating income/(loss), excluding non-cash charges (see reconciliation below)	4.2	(4.7)	8.9	189%	(15.5)	10.8	69%
Purchases of property and equipment	(6.0)	(4.9)	(1.0)	(21%)	(6.1)	1.2	19%
Capitalized software development costs	(1.9)	(4.8)	2.9	61%	(3.6)	(1.2)	(33%)
Payments under lease obligations	(3.1)	(3.7)	0.6	16%	(2.6)	(1.1)	(40%)
Payments of long-term debt	(2.4)	(0.2)	(2.2)	NM	—	(0.2)	—
Proceeds from long-term debt	9.3	5.3	4.0	76%	0.3	5.0	NM
Cash and cash equivalents	18.8	27.4	(8.6)	(31%)	42.9	(15.5)	(36%)
Changes in:
Accounts receivable	2.3	(8.7)	11.0		0.1	(8.8)
Unbilled receivables, net	(1.5)	(2.0)	0.5		1.4	(3.4)
Other current assets	(0.7)	—	(0.7)		—	—
Accounts payable and accrued expenses	(7.5)	3.9	(11.3)		2.0	1.7
Deferred revenue	(1.2)	0.6	(1.7)		0.1	0.4
Working capital	$(8.6)	$(6.2)	$(2.9)		$3.7	$(10.0)

Days revenues outstanding in accounts receivable including unbilled receivables	107	99			99

     We have funded our operations and capital expenditures primarily using revenue from our operations as well as the net proceeds from our initial public offering in August 2000, which generated cash of approximately $83.2 million, leasing, long-term debt, and the private placement of our securities in connection with our recent acquisition (as described below).

     We currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditures needs for the foreseeable future. We may consider raising capital in the public markets as a means to meet our debt obligations or repay the amount of debt secured under the terms of the convertible subordinated debentures. While unanticipated events and opportunities may make it necessary for us to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we do not anticipate having to do so in the foreseeable future and we can offer no assurances that we will be able to access the capital markets on terms acceptable to us or at all.

     Operating cash flows improved in 2003 primarily as a result of improvements in gross profit and reduction of operating expenses. Management believes that an important measure of cash flow from operating results is a measure of adjusted operating income/(loss), excluding non-cash charges. Adjusted operating income/(loss), excluding non-cash charges is a non-GAAP financial measure which indicates the amount of cash generated from/(used in) the operations of the business. The following table sets forth the calculation of adjusted operating income/(loss), excluding non-cash charges from our Consolidated Statements of Operations:

($ in millions)	2003	2002	2001

Net loss	$(13.5)	$(17.8)	$(89.5)
Non-cash charges included in net loss
Non-cash stock compensation expense	1.5	1.6	2.6
Depreciation and amortization of property and equipment	6.6	6.2	4.6
Amortization of software development costs	9.1	4.8	4.9
Amortization of goodwill and other intangible assets	0.5	0.5	9.2
Write-off of acquired in-process research and development	—	—	9.7
Impairment of goodwill and other intangible assets	—	—	43.0

Adjusted operating income/(loss), excluding non-cash charges	$4.2	$(4.7)	$(15.5)

     The change in adjusted operating income(loss) improved in 2003 by $8.9 million, lowering the need for net cash expenditures. Accounts payable and accrued expenses were $7.5 million lower in 2003 than in 2002 primarily related to the required timing of payments to vendors and the status of certain long-term projects that remain open at the end of the period.

     Net cash used in investing activities increased in 2003 from 2002 while 2002 was lower than in 2001. In 2003, the total cash used for the purchase of property and equipment and development of our software products was $7.8 million while they were $9.7 million in both 2002 and 2001. The decline in 2003 is primarily due to completion of certain software development projects that were under development in prior years. Property and equipment purchases include equipment and software costs required for our network operations center, our software development efforts, and our corporate administrative support. Additionally, in 2003, such costs included the purchase of a seven-acre teleport facility in Virginia.

     Net cash provided by financing activities increased in 2003 from previous year levels as we secured financing to fund our capital expenditure needs while meeting our commitment to repay lease and long-term debt obligations.

     In July 2003, we amended our agreement with Silicon Valley Bank for a $15.0 million line of credit. We can borrow an amount equal to up to 80% of receivables less than 90 days old. The line of credit is secured by accounts receivable and bears interest at prime plus 1.25% for equipment loans and an interest rate of prime plus 1.0% for all other loans, with a minimum prime rate of 4.25% (borrowing rates of 5.5% and 5.25%, respectively, at December 31, 2003). As part of this agreement, we can borrow up to $2.5 million under the terms of an equipment loan secured by purchased equipment for a term of up to three years. The equipment loan was drawn at December 31, 2003. The line of credit will expire in April 2006. As of December 31, 2003, we had $6.5 million available and unused under the revolving line of credit and as of February 14, 2004, there were no other borrowings outstanding under the line of credit.

     On January 13, 2004, we consummated the purchase, with an effective date of January 1, 2004, of the Enterprise Mobility Solutions Division of Aether Systems, Inc. Consideration for the acquisition was valued at approximately $20 million, consisting of $18 million in cash, $1 million in the form of a note payable and 204,020 newly issued shares of Class A Common Stock. Concurrent with the acquisition, we closed on $21 million of financing with two accredited institutional investors, which included a subordinated convertible debenture with stated principal of $15 million, bearing interest at a stated rate of 3% per annum and due in lump sum on January 13, 2009 in cash or shares of our Class A Common Stock, approximately 1.4 million newly issued shares of our Class A Common Stock and warrants to purchase 341,072 shares of our Class A Common Stock at a strike price of $6.50 per share, expiring in January 2007. The majority of the proceeds from this financing transaction was used to fund the purchase of the acquired assets.

Off-Balance Sheet Arrangements

     We are not a party to any off-balance sheet arrangements.

Commitments

     As of December 31, 2003, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of December 31, 2003 our commitments consisted of the following:

($ in millions)	2004	2005-2006	2007-2008	Beyond	Total

Notes payable	$5.7	$6.3	$—	$—	$12.0
Capital lease obligations	2.2	0.4	—	—	2.6
Operating leases	2.8	3.5	2.8	2.4	11.5

	$10.7	$10.2	$2.8	$2.4	$26.1

Related Party Transactions

     During 2001 and 2000, we made loans to six senior executives totaling $4.9 million, all of which were fully repaid with interest by December 31, 2003.

     In February 2003, we entered into a lease with Annapolis Partners LLC to explore the opportunity of relocating our Annapolis offices to a planned new real estate development. Our President and Chief Executive Officer owns a controlling voting and economic interest in Annapolis Partners LLC and he also serves as a member. The financial and many other terms of the lease have not yet been established. The lease is subject to several contingencies and rights of termination. For example, the lease can be terminated at the sole discretion of our Board of Directors if the terms and conditions of the development are unacceptable to us, including without limitation the circumstances that market conditions make the lease not favorable to us or the overall cost is not in the best interest to us or our shareholders, or any legal or regulatory restrictions apply. Our Board of Directors will evaluate this opportunity along with alternatives that are or may become available in the relevant time periods and there is no assurance that we will enter into a definitive lease at this new development site.

     Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

     We have limited exposure to financial market risks, including changes in interest rates. In May 2002, we entered into an agreement with Silicon Valley Bank for a $15 million line of credit. The agreement was amended in July 2003, extending the agreement to April 2006. We can borrow an amount aggregating up to 80% of receivables less than 90 days old. The line of credit is secured by accounts receivable and bears an interest rate of prime plus 1.25% for equipment loans and an interest rate of prime plus 1.0% for all other loans, with a minimum prime rate of 4.25% (borrowing rates of 5.5% and 5.25%, respectively, at December 31, 2003). As of December 31, 2003, we had $6.5 million available and unused under the line of credit. As of February 14, 2004, $2.4 million was outstanding under the terms of an equipment loan which was secured by purchased equipment, bearing interest at 5.5% and payable monthly through December 2006.

     During 2003, we borrowed approximately $9.3 million primarily to fund equipment purchases. The borrowings bear interest at a weighted-average interest rate of 6.9%.

     At December 31, 2003, we had cash and cash equivalents of $18.8 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have increased our net loss for 2003 by approximately $0.2 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

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

     In April 2002, we entered into several foreign currency option contracts. A portion of the option contracts (notional amount of £4.6 million British Pound Sterling) was entered into to manage our exposure to changes in the foreign currency exchange rate related to the forecasted net cash receipts under our January 2002 contract for products and services.

     We also entered into foreign currency options, notional amount of £2.3 million British Pound Sterling, for speculative purposes in April 2002. The change in fair value of these options is reflected in Other Income on our Consolidated Statements of Operations. These options had various expiration dates between October 2002 and March 2003.

     During 2002, we settled options with a notational value of £1.4 million British Pound Sterling and options with a notational value of £2.9 million British Pound Sterling expired and were not exercised. The expense recognized for settled options was $0.3 million.

     As of December 31, 2003, all of the option contracts had expired. The expense recognized for settled options in 2003 was $17,000.

     As of December 31, 2003 we had approximately $1.3 million in accounts receivable and $2.4 million in unbilled receivables that are exposed to foreign currency exchange risk. We recorded transaction gains of $545,000 on foreign currency denominated receivables for the year ended December 31, 2003.

Item 8. Financial Statements and Supplementary Data

     The financial statements listed in Item 15 are included in this report beginning on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     As of the end of the period ending December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Part III

Item 10.	Directors and Executive Officers of the Registrant

     The following table sets forth for each of our directors that person’s age and the position currently held by such person. All director terms expire in June 2004.

Name	Age	Position

Maurice B. Tosé	47	President, Chief Executive Officer and Chairman of the Board
Richard A. Young	57	Executive Vice President and Chief Operating Officer
Thomas M. Brandt, Jr.	52	Senior Vice President and Chief Financial Officer
Drew A. Morin	43	Senior Vice President and Chief Technology Officer
Timothy J. Lorello	46	Senior Vice President and Chief Marketing Officer
Kevin M. Webb	47	Senior Vice President Sales and Global Alliances
Clyde A. Heintzelman(1)(2)	65	Director
Richard A. Kozak(1)(3)	58	Director
Weldon H. Latham(2)	57	Director
Byron F. Marchant(1)(3)	46	Director

(1)	Member of the audit committee

(2)	Member of the compensation committee

(3)	Member of the nominating committee

     Maurice B. Tosé has served as TCS’ Chief Executive Officer and Chairman of the Board since December 1999. He has been its President since he founded TCS in 1987. From 1986 to 1987, Mr. Tosé was Director of U.S. Department of Defense Programs for Techmatics, Inc., a systems integration company. Mr. Tosé was a member of the United States Navy for eight years. Currently, he is a Commander in the U.S. Naval Reserves. During his military career, Mr. Tosé held various technical management positions on ships at sea as well as staff positions at the U.S. Naval Academy and the U.S. Secretary of Defense. Mr. Tosé holds a B.S. degree in Operations Analysis from the U.S. Naval Academy.

     Richard A. Young has served as our Executive Vice President and Chief Operating Officer since 1998 and has served TCS in various other capacities since 1992. From 1989 to 1992, Mr. Young was a Senior Manager for ICF Information Technology, Inc., a custom applications software company. From 1968 to 1989, Mr. Young served as a member of the United States Navy where he obtained the position of Director of the Information Systems Department for the Naval Recruiting Command. Mr. Young holds a B.S. degree in Engineering from the U.S. Naval Academy and holds a M.S. degree in Information Technology from the Naval Postgraduate School.

     Thomas M. Brandt, Jr. has served as our Senior Vice President and Chief Financial Officer since joining TCS in early 1997. Prior to joining us, Mr. Brandt was Senior Vice President and the Chief Financial Officer of Digex, Inc., an Internet service provider. Previously, he worked for Price Waterhouse, LLC for twelve years, primarily as an auditor. Mr. Brandt is a certified public accountant. He holds a B.A. in Management Science and Economics from Duke University and an M.B.A. from the Wharton School of Business of the University of Pennsylvania.

     Drew A. Morin has served as our Senior Vice President and Chief Technology Officer since 1995 and has served TCS in various other capacities since 1988. Prior to joining TCS, Mr. Morin worked for five years at BDM Corporation, a systems integration company where he designed, developed and implemented communication systems. Mr. Morin holds a B.S. degree in Systems Engineering from the University of Virginia and a M.S. degree in Systems Engineering from George Mason University.

     Timothy J. Lorello has served as our Senior Vice President and Chief Marketing Officer since 2001. He served as our Senior Vice President — Network Intelligence from 1998 to 2001, and was our Director of Network Intelligence from 1995 to 1998. From 1983 to 1995, Mr. Lorello worked for AT&T/ Bell Labs Network Systems, now known as Lucent Technologies, Inc., where he provided marketing and services to the cellular, PCS, independent and broad band intelligent network industry segments. Mr. Lorello holds a B.S. degree in Physics from the University of Chicago and a M.S. degree in Electrical Engineering from Northwestern University.

     Kevin M. Webb has served as our Senior Vice President, Sales and Global Alliances since 2001. He was Area and Group Vice President for Oracle Corporation from 1996 to 2001. Previously, he served in a number of sales and marketing roles at Tandem Computers, Inc. from 1987 to 1996, from Alliance Branch Manager to Business Unit Manager to Regional Director. From 1982 to 1987, Mr. Webb served in sales positions with Wang Laboratories, Inc. He holds a BA degree from Brown University and an M.B.A. from the New York University Stern School of Business.

     Clyde A. Heintzelman joined the Board of Directors in December 1999. Mr. Heintzelman was the Chairman of the Board of Optelecom, Inc. from February 2000 to June 2003, also serving as the interim President and Chief Executive Officer during 2002. Prior to joining Optelecom, Mr. Heintzelman was the President of Net2000 Communications, from November 1999 to May 2001. From December 1998 to November 1999, Mr. Heintzelman was the President and Chief Executive Officer of SAVVIS Communications Corporation, a networking and Internet solutions company. From 1995 to 1998, Mr. Heintzelman was the President and Chief Operating Officer of Digex, Inc. Prior to joining Digex, Inc., Mr. Heintzelman was a General Manager for Bell Atlantic. Mr. Heintzelman also serves on the Board of Directors of SAVVIS Communications Corporation. Mr. Heintzelman holds a B.A. degree in Marketing from the University of Delaware.

     Richard A. Kozak joined the Board of Directors in December 1999. He is currently Chairman of R&D2 LLC, a company engaged in helping early stage companies commercialize their intellectual property assets. In 1998, Mr. Kozak founded and has been the Chief Executive Officer and Chairman of the Board of Directors of 1eEurope, Ltd., formerly Galileo Communications, Ltd., a portfolio of companies focused on providing integrated e-business solutions to mid and large-size companies throughout Europe. From 1993 to 1997, Mr. Kozak was the President and Chief Executive Officer and member of the Board of Directors of American Communications Services, Inc., now known as e.spire Communications, Inc., which he co-founded in 1993. Prior to forming American Communications Services, Inc., Mr. Kozak was the President of the Southern Division of MFS Communications, which was acquired by MCI WorldCom. From 1986 through 1989, Mr. Kozak was Vice President and General Manager of Global Messaging Services for GTE Telenet, now part of Sprint International. He holds a B.S. degree in Engineering from Brown University and an M.B.A. in Finance from The George Washington University School of Government and Business Administration. He is a member of the board of advisors for the Dingman School of Entrepreneurship at the University of Maryland, and the Chesapeake Innovation Center in Annapolis, Maryland.

     Weldon H. Latham joined the Board of Directors in December 1999. Mr. Latham has been a senior partner at the law firm of Holland & Knight since August 2000. From 1992 to 2000, Mr. Latham was a partner at the law firm of Shaw Pittman Potts & Trowbridge. From 1986 to 1992, Mr. Latham was a managing partner of the Virginia office of the law firm Reed, Smith, Shaw and McClay. From 1981-1986, Mr. Latham was the Vice President and General Counsel of Sterling Systems Inc., a software company that was acquired by Planning Research Corporation (PRC). Mr. Latham was appointed Executive Assistant and Counsel to the PRC Chairman and CEO. From 1979 to 1981, Mr. Latham served as General Deputy Assistant Secretary, U.S. Department of Housing and Urban Development and previously served as Assistant General Counsel, Executive Office of the President (OMB) from 1973 to 1976. Mr. Latham holds a B.A. degree in Business Administration from Howard University, a J.D. degree from Georgetown University Law Center, and an executive management certificate from the Amos Tuck Business School at Dartmouth College.

     Byron F. Marchant joined the Board of Directors in December 1999. Mr. Marchant has been the Executive Vice President, General Counsel and Chief Administrative Officer of Black Entertainment Television,

Inc. (BET) since 1997. Prior to joining BET, Mr. Marchant was a partner in the law firm Patton Boggs, LLP. From 1995 to 1996, Mr. Marchant was TCS’ Senior Vice President and General Counsel. Additional positions that Mr. Marchant has held include Senior Legal Advisor to an FCC Commissioner and an attorney with the law firm Sidley & Austin. Mr. Marchant also serves on the Board of Directors of Public Education Network, Cable Positive, DC Chamber of Commerce and BET.com, LLC. the Executive Committee of the Federal Communications Bar Association Foundation, and the Northern Virginia Business Roundtable. The Governor of Virginia appointed Mr. Marchant to the Board of Visitors of George Mason University for a four-year term that began in the Fall of 2003. Mr. Marchant holds a B.S. degree from the U.S. Naval Academy and a J.D. degree from the University of Virginia Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers, and persons that beneficially own more than 10% of our Class A Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of our Class A Common Stock and other equity securities. Copies of these reports must be filed with us. Based solely on our review of the copies of these reports filed with us, and written representations that no other reports were required, to our knowledge, all reports required by Section 16(a) were filed in 2003 except for one Form 4 report each for Maurice B. Tosé and Richard Kozak, both of which were filed less than three days late.

Item 11.	Executive Compensation

     The following table shows all compensation earned in each of the last three years by our Chief Executive Officer and our four other most highly paid executive officers whose annual salary and bonus exceeded $100,000 in the fiscal year ended December 31, 2003.

Summary Compensation Table

					Long-Term
					Compensation(2)
		Annual Compensation(1)
					Securities	Restricted
		Base			Underlying	Share	All Other
Name and Principal Position	Year	Salary	Bonus(2)	Other(3)	Options	Grants	Compensation(4)

Maurice B. Tosé	2003	$377,326	$188,663	$25,972	—	—	$11,656
Chief Executive Officer,	2002	369,005	160,000	28,399	135,000	318,000	13,445
President, and Chairman of the Board	2001	342,210	113,412	26,345	455,000	—	14,392
Richard A. Young	2003	$258,251	$142,000	$17,822	—	—	$11,754
Executive Vice President,	2002	251,922	110,000	21,807	75,000	194,250	12,138
Chief Operating Officer	2001	240,636	25,000	1,745	250,000	—	12,239
Thomas M. Brandt, Jr.	2003	$215,051	$90,000	$12,981	—	—	$11,703
Senior Vice President and	2002	205,101	100,000	11,833	63,000	135,000	13,713
Chief Financial Officer	2001	188,216	20,000	10,859	125,000	—	14,439
Drew A. Morin	2003	$220,101	$90,000	$11,800	—	—	$11,631
Senior Vice President and	2002	215,201	76,980	15,217	63,000	135,000	12,141
Chief Technical Officer	2001	180,145	20,000	11,353	125,000	—	13,617
Timothy J. Lorello	2003	$208,052	$45,000	$5,553	—	—	$11,656
Senior Vice President —	2002	205,104	52,055	16,763	63,000	90,000	10,416
Chief Marketing Officer	2001	180,145	20,000	10,393	125,000	—	9,142

(1)	Includes perquisites and other personal benefits, the aggregate annual amount of which for each named executive officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(2)	Bonuses and long-term compensation are reported in the year earned, even if actually paid/granted in a subsequent year. Long-term compensation amounts for fiscal year 2003 performance have not yet been determined.

(3)	Represents payments made to each of these executive officers in lieu of accrued vacation.

(4)	Represent matching contributions made by us under our 401(k) plan and health and life insurance premiums paid by us.

     The following tables provide information about options granted, exercised and held by the executive officers named in the Summary Compensation Tables of December 31, 2003. The value of unexercised, in-the-money options at year end is based on the December 31, 2003 market closing price of $4.94 per share, less the exercise price per share, multiplied by the number of shares underlying the options.

Aggregate Option Exercises in 2003 and Option Values at December 31, 2003

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-
			Options at December 31,		The-Money Options at
	Number of Shares		2003		December 31, 2003(2)
	Acquired on	Value
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Maurice B. Tosé	—	$—	272,500	317,500	$512,775	$595,575
Richard A. Young	46,233	200,838	178,768	175,000	420,719	328,250
Thomas M. Brandt, Jr.	—	—	267,297	104,710	925,413	195,792
Drew A. Morin	—	—	83,290	104,710	156,379	195,792
Timothy J. Lorello	152,800	550,087	83,290	104,710	156,379	195,792

(1)	Amounts disclosed in this column do not reflect amounts actually received by the named officers but are calculated based on the difference between the fair market value of our Class A Common Stock on the date of exercise and the exercise price of the options. The named officers will receive cash only if and when they sell the ordinary shares issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of our Class A Common Stock at the time of such sale.

(2)	Value is based on the difference between the option exercise price and the fair market value at December 31, 2003 (based upon a last reported sale price of $4.94 per share as quoted on the Nasdaq National Market on December 31, 2003) multiplied by the number of shares underlying the option.

Executive Employment Agreements

     We have entered into employment agreements with Messrs. Young, Brandt, Morin and Lorello which became effective February 1, 2001, and provide for their individual annual salaries of $240,636, $188,216, $180,145, and $180,145, respectively, and gives them the opportunity to participate in bonus or incentive compensation plans of the Company, if any. The agreements had an initial term of one year from the effective date, and automatically extend for additional one-year increments until terminated by us or the individuals. Pursuant to the agreements, vesting of any stock options awarded to the individuals shall be immediately accelerated in the event of a change of control as defined in the agreements.

     The individuals may resign their employment voluntarily by giving 30 days notice to the Board of Directors. If we terminate any of the individuals without cause or if the individual resigns with good reason, he is entitled to receive from us his earned bonus plus an amount equal to the greater of the salary he would have received during the balance of the term of the employment contract, or six months. Under the agreements, “cause” means committing an act of gross negligence or other willful act that materially adversely affects TCS, acts of dishonesty involving fraud or embezzlement or being convicted or pleading no contest to a felony involving theft or moral turpitude. Under the agreements, “good reason” includes circumstances that constitute a material diminution in authority, require the individual to physically relocate more than 75 miles and any material breach by the Company of its obligations under the agreement. If we terminate an individual’s employment without cause, or if he resigns for good reason, within 12 months of a change in control, he is entitled to receive from us an amount based upon his annual salary. Mr. Young is entitled to receive two times his annual salary, and the other individuals are entitled to receive one times their annual salary.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     None.

Compensation of Directors

     Directors who are not employees of TCS (that is, each director other than Mr. Tosé) are paid a fee of $1,500 for each Board meeting and $1,000 for each Committee meeting in which the director participates in person, and $750 for each Board meeting and $500 for each Committee meeting in which the director participates by phone. Generally, each director is granted restricted stock or options to purchase 15,000 shares of Class A Common Stock under our Amended and Restated 1997 Stock Incentive Plan for each year of service on the Board. These restricted shares or options vest at the end of each annual term of service on the Board. In addition, non-employee directors are reimbursed for expenses incurred in connection with their activities on our behalf.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2003, under which the equity securities of the Company were authorized for issuance:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	Column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	7,185,731	$2.95	4,591,653
Equity compensation plans not approved by security holders	None	N/A	None

Total	7,185,731	$2.95	4,591,653

     Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. The number of shares beneficially owned by a person includes shares of Class A Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 17, 2004. The shares issuable pursuant to these options are deemed outstanding for computing the percentage ownership of the person holding these options but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

     The following table lists the number of shares of Class A Common Stock and Class B Common Stock beneficially owned by directors and our named executive officers of the Company as of January 31, 2004.

	Shares Beneficially		Percentage of Shares
	Owned		Beneficially Owned
Name and Address of
Beneficial Owner(1)	A Shares	B Shares(3)	A Shares	B Shares

Directors and executive officers:
Maurice B. Tosé(2)	1,249,243	9,248,363	5.3%	100%
Richard A. Young(4)	570,417	—	2.4%	—
Thomas M. Brandt, Jr.(5)	447,458	—	1.9%	—
Drew A. Morin(6)	892,254	—	3.8%	—
Timothy J. Lorello(7)	510,356	—	2.1%	—
Kevin M. Webb(8)	250,000	—	1.0%	—
Clyde A. Heintzelman(9)	78,733	—	*	—
Richard A. Kozak(10)	75,733	—	*	—
Weldon H. Latham(11)	78,733	—	*	—
Byron F. Marchant(9)	78,733	—	*	—
All directors and executive officers as a group (10 persons)(15)	4,231,660	9,248,363	18.0%	100%
Five percent holders:
Signal Equity Partners, L.P.(12)	1,640,240	—	6.9%	—
Firsthand Capital Management, Inc.(13)	1,473,920	—	6.2%	—
The Riverview Group LLC(14)	2,380,989	—	9.9%	—

*	Less than 1%.

(1)	Except as set forth herein, the business address of the named beneficial owner is c/o TeleCommunication Systems, Inc., 275 West Street, Annapolis, Maryland 21401.

(2)	Includes 317,500 shares of Class A Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 17, 2004 and 318,000 shares of restricted Class A Common Stock. Under the rules of the SEC, Mr. Tosé is deemed to beneficially own 223,995 shares of Class A Common Stock owned by Teresa M.S. Layden, Mr. Tosé’s wife, 173,995 shares of Class A Common Stock held in a trust for the benefit of Mr. Tosé’s and Ms. Layden’s extended family, 215,753 shares of Class B Common Stock held in a trust for the benefit of Mr. Tosé’s and Ms. Layden’s children, and 21,945 shares of Class B Common Stock held by Mr. Tosé’s minor children. Mr. Tosé disclaims beneficial ownership of all of these shares.

(3)	The holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of the stockholders. Each share of our Class B Common Stock is convertible at any time, at the option of the holder, into one share of our Class A Common Stock.

(4)	Includes 203,768 shares of Class A Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 17, 2004 and 194,250 shares of restricted Class A Common Stock. Under the rules of the SEC, Mr. Young is deemed to beneficially own 50,000 shares of Class A Common Stock held in a trust for the benefit of Mr. Young’s wife and children. Mr. Young disclaims beneficial ownership of all of these shares.

(5)	Includes 288,087 shares of Class A Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 17, 2004 and 135,000 shares of restricted Class A Common Stock. Under the rules of the SEC, Mr. Brandt is deemed to beneficially own 51,370 shares of Class A Common Stock held in a trust for the benefit of Mr. Brandt’s wife. Mr. Brandt disclaims beneficial ownership of all the shares in the trust.

(6)	Includes 104,080 shares of Class A Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 17, 2004 and 135,000 shares of restricted Class A Common Stock. Under the rules of the SEC, Mr. Morin is deemed to beneficially own 256,854 shares of Class A Common

Stock held in a trust for the benefit of Mr. Morin’s wife and children. Mr. Morin disclaims beneficial ownership of all of these shares.

(7)	Includes 104,080 shares of Class A Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 17, 2004 and 90,000 shares of restricted Class A Common Stock. Under the rules of the SEC, Mr. Lorello is deemed to beneficially own 236,849 shares of Class A Common Stock held in a trust for the benefit of Mr. Lorello’s wife and children. Mr. Lorello disclaims beneficial ownership of all these shares.

(8)	Includes 160,000 shares of Class A Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 17, 2004 and 90,000 shares of restricted Class A Common Stock.

(9)	Consists of 68,733 shares of Class A Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 17, 2004, and 10,000 shares of restricted Class A Common Stock.

(10)	Includes 22,500 shares of Class A Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 17, 2004, and 10,000 shares of restricted Class A Common Stock.

(11)	Includes 53,322 shares of Class A Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 17, 2004, and 10,000 shares of restricted Class A Common Stock.

(12)	According to a Form 4 filed with the SEC on March 14, 2001, the address of Signal Equity Partners, LP is 10 East 53rd Street, New York, New York 10022.

(13)	According to a Schedule 13E filed with the SEC on February 13, 2003, the address of Firsthand Capital Management, Inc. is 125 South Market, Suite 1200, San Jose, California 95133.

(14)	According to a Schedule 13G filed with the SEC on January 6, 2004, the address of each of The Riverview Group LLC, Millennium Holding Group, L.P., Millennium Management, LLC and Mr. Englander is c/o Millennium Management, LLC, 666 Fifth Avenue, New York, NY 10103. Note: Also according to this Schedule 13G, the sole member of Riverview is Millennium Holding Group, L.P., a Delaware limited partnership (“Holding”). Millennium Management, LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of Holding and consequently has voting control and investment discretion over securities owned by Holding and by Riverview. Israel A. Englander (“Mr. Englander”) is the sole managing member of Millennium Management. As a result, Mr. Englander may be considered the beneficial owner of any shares deemed to be beneficially owned by Millennium Management. Each of Holding, Millennium Management and Mr. Englander disclaims any beneficial ownership of the shares owned by Riverview. The number of shares of Class A common stock into which the warrant and convertible debenture (acquired by Riverview in our January 2004 private placement) are exercisable or convertible, as applicable, are limited pursuant to the terms of those securities to that number of shares of Class A Common Stock which would result in Riverview having aggregate beneficial ownership of not more than 9.99% of the total issued and outstanding shares of Class A Common Stock (the “Ownership Limitation”). Therefore, the percent of class beneficially owned by the Reporting Persons is limited to 9.99%. In accordance with the Ownership Limitation, as of the date of this filing, each Reporting Person may be deemed the beneficial owner of 2,380,989 shares of Class A common stock, based on 23,833,724 shares of Class A common stock outstanding as of January 31, 2004. The information in this table with respect to Riverview, Holding, Millennium Management and Mr. Englander is based on information filed by Riverview, Holding, Millennium Management and Mr. Englander on a Schedule 13G filed with the SEC on January 6, 2004 and as otherwise provided by them.

(15)	Includes an aggregate of 1,359,807 shares of Class A Common Stock issuable upon the exercise of stock options exercisable within 60 days of February 17, 2004 and 525,000 shares of restricted Class A Common Stock.

Item 13.	Certain Relationships and Related Transactions

     In February 2003, we entered into a lease with Annapolis Partners LLC to explore the opportunity of relocating our Annapolis offices to a planned new real estate development. Our President and Chief Executive Officer owns a controlling voting and economic interest in Annapolis Partners LLC and he also serves as a member. The financial and many other terms of the lease have not yet been established. The lease is subject to several contingencies and rights of termination. For example, the lease can be terminated at the sole discretion of our Board of Directors if the terms and conditions of the development are unacceptable to us, including without limitation the circumstances that market conditions make the lease not favorable to us or the overall cost is not in the best interest to us or our shareholders, or any legal or regulatory restrictions apply. Our Board of Directors will evaluate this opportunity along with alternatives that are or may become available in the relevant time periods and there is no assurance that we will enter into a definitive lease at this new development site.

Item 14.	Principal Accountant Fees and Services

     Pre-approval fee levels or budgeted amounts for all services to be provided by the independent auditors are established annually by the Audit Committee. Any proposed services exceeding these levels or amounts require specific pre-approval by the audit committee, and the audit committee is mindful of the overall relationship of fees for audit and non-audit services in determining whether to pre-approve such fees. For each fiscal year, the audit committee determines the appropriate ratio between the total amounts for fees of audit, audit-related and tax services, and the total amount of fees for services classified as “all other” services.

     All requests or applications for services to be provided by the independent auditors that do not require specific approval by the audit committee are submitted to executive management, and must include a detailed description of the services to be rendered. Executive management determines whether such services are included within the list of services that have received the general pre-approval of the audit committee, and executive management informs the audit committee on a timely basis of any such services rendered by the independent auditors.

     Requests or applications to provide services that do require specific approval by the audit committee are submitted to the audit committee by both the independent auditors and executive management, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence.

     The audit committee has designated Mr. Thomas M. Brandt, Jr., Chief Financial Officer, to monitor the performance of all services provided by the independent auditors and to determine whether such services are in compliance with this policy. Mr. Brandt reports to the audit committee on a periodic basis the results of this monitoring. Any member of executive management will immediately report to the chairman of the audit committee any breach of this policy that comes to the attention of any member of management.

     The Audit Committee approved the selection of Ernst & Young, LLP as our independent auditors for 2003. Fees charged by Ernst & Young, LLP for 2003 were:

	2003	2002

Audit Fees	$296,644	$282,307
Audit-Related Fees	$6,119	$1,372
Tax Fees	$125,836	$144,812
All Other Fees	$1,500	$1,500

Total Fees	$430,099	$429,991

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

Financial Statement Schedules

     All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.

Exhibits

     The exhibits are listed in the Exhibit Index immediately preceding the exhibits.

Reports on Form 8-K

     On April 24, 2003, we filed a Form 8-K attaching a press release relating to the Registrant’s financial results for the quarter ended March 31, 2003.

     On July 25, 2003, we filed a Form 8-K attaching a press release relating to the Registrant’s financial results for the quarter ended June 30, 2003.

     On October 23, 2003, we filed a Form 8-K attaching a press release relating to the Registrant’s financial results for the quarter ended September 30, 2003.

     On December 23, 2003, we filed a Form 8-K attaching a press release announcing a definitive purchase agreement to acquire the Enterprise Mobility Solutions business unit of Aether Systems, Inc.

     On January 23, 2004, we filed a Form 8-K attaching a press release announcing that we had consummated the purchase of the Enterprise Mobility Solutions business unit of Aether Systems, Inc.

     On February 12, 2004, we filed a Form 8-K attaching a press release relating to the Registrant’s financial results for the quarter and fiscal year ended December 31, 2003.

Report of Independent Auditors

The Board of Directors and Stockholders
TeleCommunication Systems, Inc.

     We have audited the accompanying consolidated balance sheets of TeleCommunication Systems, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleCommunication Systems, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Baltimore, Maryland

January 30, 2004

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	December 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$18,785	$27,402
Accounts receivable	20,601	22,911
Unbilled receivables, less allowance of $393 in 2003 and $360 in 2002	8,469	6,987
Other current assets	2,366	1,675

Total current assets	50,221	58,975
Property and equipment, net of accumulated depreciation and amortization of $20,925 in 2003 and $14,125 in 2002	11,449	11,814
Software development costs, net of accumulated amortization of $754 in 2003 and $1,347 in 2002	518	7,688
Other assets	3,092	1,987

Total assets	$65,280	$80,464

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,817	$16,274
Accrued payroll and related liabilities	3,331	3,395
Deferred revenue	1,683	2,846
Current portion of notes payable	5,698	1,767
Current portion of capital lease obligations	2,154	3,003

Total current liabilities	21,683	27,285
Capital lease obligations and notes payable, less current portion	6,746	5,543
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 22,062,974 in 2003 and 19,632,123 in 2002	221	196
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 9,363,688 in 2003 and 9,890,960 in 2002	94	99
Deferred compensation	(1,399)	—
Additional paid-in capital	169,256	165,176
Accumulated deficit	(131,321)	(117,835)

Total stockholders’ equity	36,851	47,636

Total liabilities and stockholders’ equity	$65,280	$80,464

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

	Year ended December 31,

	2003	2002	2003

Revenue
Network software:
Network software licenses	$9,164	$16,552	$9,059
Network software services	5,513	10,576	11,424

Network software total	14,677	27,128	20,483
Service bureau	34,081	23,881	16,775
Network solutions	43,307	41,036	32,294

Total revenue	92,065	92,045	69,552
Operating costs and expenses
Direct cost of network software	6,458	13,112	9,507
Direct cost of service bureau	16,231	13,468	6,289
Direct cost of network solutions	28,492	30,371	24,280
Research and development	16,932	17,047	18,083
Sales and marketing	8,917	10,029	13,826
General and administrative	11,251	12,235	14,325
Non-cash stock compensation expense	1,501	1,554	2,587
Depreciation and amortization of property and equipment	6,612	6,156	4,550
Amortization of software development costs	9,035	4,831	4,946
Amortization of goodwill and other intangible assets	531	553	9,226
Write-off of acquired in-process research and development	—	—	9,700
Impairment of goodwill and other intangible assets	—	—	43,000

Total operating costs and expenses	105,960	109,356	160,319

Loss from operations	(13,895)	(17,311)	(90,767)
Interest expense	(1,088)	(897)	(684)
Interest and other income, net	1,497	370	1,968

Net loss	$(13,486)	$(17,838)	$(89,483)

Loss per share — basic and diluted	$(0.45)	$(0.61)	$(3.16)

Weighted average shares outstanding — basic and diluted	29,796	29,149	28,297

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

	Class A	Class B		Additional
	Common	Common	Deferred	Paid-in	Accumulated
	Stock	Stock	Compensation	Capital	Deficit	Total

Balance at January 1, 2001	$137	$108	$—	$94,418	$(10,514)	$84,149
Options exercised for the purchase of 510,494 shares of Class A Common Stock	5	—	—	387	—	392
Issuance of 102,699 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—		274		275
Issuance of 3,597,520 shares of Class A Common Stock for the acquisition of Xypoint	36	—	—	56,625	—	56,661
Issuance of stock options to purchase 656,990 shares of Class A Common Stock for the acquisition of Xypoint	—	—	—	7,860	—	7,860
Issuance of 53,264 shares of Class A Common Stock for an acquired company	1	—	—	409	—	410
Issuance of stock options to purchase 5,554 shares of Class A Common Stock for an acquired company	—	—	—	10	—	10
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	2,587	—	2,587
Conversion of Class B Common Stock into Class A Common Stock — 194,083 shares	2	(2)	—	—	—	—
Net loss for 2001	—	—	—	—	(89,483)	(89,483)

Balance at December 31, 2001	182	106	—	162,570	(99,997)	62,861
Options exercised for the purchase of 415,713 shares of Class A Common Stock	4	—	—	372	—	376
Issuance of 116,141 shares of Class A Common Stock under Employee Stock Purchase Plan	1		—	216	—	217
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	1,554	—	1,554
Issuance of 232,210 shares of Class A Common Stock for the acquisition of Otelnet	2	—	—	259	—	261
Issuance of stock options to purchase 125,000 shares of Class A Common Stock for non-employee services	—	—	—	205	—	205
Conversion of Class B Common Stock into Class A Common Stock — 702,628 shares	7	(7)	—	—	—	—
Net loss for 2002	—	—	—	—	(17,838)	(17,838)

Balance at December 31, 2002	196	99	—	165,176	(117,835)	47,636
Options exercised for the purchase of 735,151 shares of Class A Common Stock	7	—	—	919	—	926
Issuance of 91,243 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	—	142	—	143
Issuance of 1,077,250 shares of restricted Class A Common Stock to directors and key executives	11	—	(1,890)	1,879	—	—
Amortization of deferred compensation expense	—	—	491	—	—	491
Conversion of 527,272 shares of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	1,010	—	1,010
Stock compensation expense for options issued to non-employees for service	—	—	—	131	—	131
Net loss for 2003	—	—	—	—	(13,486)	(13,486)

Balance at December 31, 2003	$221	$94	$(1,399)	$169,256	$(131,321)	$36,851

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year ended December 31,

	2003	2002	2001

Operating activities:
Net loss	$(13,486)	$(17,838)	$(89,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	6,612	6,156	4,550
Amortization of software development costs	9,035	4,831	4,946
Non-cash compensation expense for employees	1,501	1,759	2,587
Amortization of goodwill and other intangible assets	531	553	9,226
Write-off of acquired in-process research and development	—	—	9,700
Impairment of goodwill and other intangible assets	—	—	43,000
Other non-cash expenses included in net loss	403	—	—
State of Maryland loan forgiveness	(100)	(100)	—
Changes in operating assets and liabilities:
Accounts receivable	2,310	(8,658)	95
Unbilled receivables, net	(1,482)	(1,990)	1,434
Other current assets	(705)	31	41
Accounts payable and accrued expenses	(7,457)	3,878	3,092
Accrued payroll and related liabilities	(64)	(65)	(1,052)
Deferred revenue	(1,163)	564	134

Net cash used in operating activities	(4,065)	(10,879)	(11,730)
Investing activities:
Purchases of property and equipment	(5,951)	(4,907)	(6,082)
Capitalized software development costs	(1,865)	(4,801)	(3,613)
Change in restricted cash	—	—	1,431
Acquisitions, net of cash acquired	—	(303)	(3,029)
Funding of notes receivable from employees	—	—	(3,411)
Payments on notes receivable from employees	14	3,507	1,336
Change in other assets	(1,635)	(146)	304

Net cash used in investing activities	(9,437)	(6,650)	(13,064)
Financing activities:
Payments on capital lease obligations	(3,058)	(3,656)	(2,603)
Payment on note payable to related party	—	—	(1,426)
Payments on long-term debt	(2,392)	(200)	—
Proceeds from long-term debt	9,266	5,266	300
Proceeds from sale-leaseback of equipment	—	—	4,667
Proceeds from exercise of employee stock options and sale of stock	1,069	593	667

Net cash provided by financing activities	4,885	2,003	1,605

Net decrease in cash	(8,617)	(15,526)	(23,189)
Cash and cash equivalents at the beginning of the year	27,402	42,928	66,117

Cash and cash equivalents at the end of the year	$18,785	$27,402	$42,928

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share data)

1. Significant Accounting Policies

Description of Business

     We operate three interrelated business units providing location and text messaging software to wireless carriers, enhanced 9-1-1 public safety services for wireless carriers, and highly reliable and secure network integration services and communications systems for government customers.

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

     Our Network Solutions segment designs, produces, installs and operates wireless and data network communication systems, including our SwiftLink® compact deployable products, and high speed, satellite, Internet protocol solutions principally for government customer enterprise networks. We have been performing contract task orders for federal defense customers for more than 15 years.

     As set forth in Note 22, Subsequent Events, the Company acquired the Enterprise Mobility Solutions division of Aether Systems, Inc. on January 13, 2004, with an effective date of January 1, 2004.

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

     Cash and Cash Equivalents. Cash and cash equivalents include cash and highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are reported at fair value, which approximates cost.

     Allowances for Doubtful Accounts Receivable. We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of significant past-due receivables and by establishing general provisions for estimated losses by analyzing current and historical bad debt trends. Actual collection experience has not varied significantly from our estimates, due primarily to credit and collection policies and the financial strength of our customers. Receivables that are ultimately deemed uncollectible are charged-off as a reduction of receivables and the allowance for doubtful accounts.

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

     Costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. Costs that are capitalized include direct labor, related overhead and other direct costs. These capitalized costs are subject to an ongoing assessment of recoverability based upon anticipated future revenue and changes in hardware and software technologies. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately as additional amortization.

     Amortization of capitalized software development costs begins when the product is available for general release. Amortization is computed on a product-by-product basis using the straight-line method over the product’s estimated useful life, which is not to exceed three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product. If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount.

     As of June 30, 2003, it was determined that the expected margins from selling developed versions of certain software products over their remaining useful lives was less than their remaining book value plus costs to complete. Therefore, we recorded additional amortization of $7,000 for the quarter ended June 30, 2003. This change in estimate gave consideration to the low level of license revenues earned during the second quarter of 2003 from these products and revised estimates of future revenues net of costs to complete.

     Revenue Recognition. Revenue is generated from our three segments as described below and as discussed more fully in Note 19.

     Network Software Revenue. We license packaged network software principally for use in the wireless telecommunications industry. These licenses typically contain multiple elements. In addition to the product license, elements may include installation, integration services, hardware and maintenance. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. All fees are recognized as revenue when four criteria are met. These four criteria are (i) evidence of an arrangement (ii) delivery of the software has occurred, (iii) the fee is fixed or determinable and (iv) the fee is probable of collection. Software license fees billed and not recognized as revenue are included in deferred revenue.

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

     Service Bureau Revenue. Our service bureau offerings include our E9-1-1 application, hosted Position Determining Entity (PDE) software and Message Distribution Center applications. Revenue from our service bureau offerings consists of monthly recurring service fees and is recognized in the month earned. E9-1-1 and PDE service fees are primarily dependent on either the number of subscribers the carrier covers, Public Service Answering Points (PSAPs) served or cell sites that provide E9-1-1 services for the carrier. As the carrier’s number of subscribers, PSAPs, or cell sites increases, the monthly recurring service fees increase. Message Distribution Center revenue is priced based on the volume of messaging traffic handled each month.

     Our direct cost of service bureau consists primarily of compensation, benefits, maintenance fees related to purchased equipment, and third-party software and travel expenses incurred when providing our services, as well as the cost of our network operations centers circuits for connectivity to carrier customers and local governments’ PSAPs.

     Network Solutions Revenue. Network solutions revenue is generated from the design, development and deployment of information processing and communication systems primarily for government enterprises. These services are provided under time and materials contracts, cost plus fee contracts, or fixed price contracts. Revenue is recognized under time and materials contracts and cost plus fee contracts as billable costs are incurred. Fixed price contracts are accounted for using the percentage-of-completion method, measured either by total costs incurred as a percentage of total estimated costs at the completion of the contract, or direct labor hours incurred compared to estimated total direct labor hours for projects for which third-party hardware represents a significant portion of the total estimated costs. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones. Any estimated losses on contracts are recognized in their entirety at the date that they become evident.

     Our direct cost of network solutions consists of compensation, benefits, travel and the costs of third party consultants as well as purchased equipment components. Federal government contract costs, including allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. Contract revenue under these contracts is recorded at estimated net realizable amounts. Adjustments to recorded revenue upon the completion of audits have been insignificant.

     Advertising Costs. Advertising is expensed as incurred. Advertising expense totaled $98, $68 and $379 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Capitalized Interest. Total interest incurred was $1,088, $1,164, and $684 for the years ended December 31, 2003, 2002, and 2001, respectively. Approximately $267 of total interest incurred was capitalized

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

as a component of software development costs during the year ended December 31, 2002. No interest was capitalized during the years ended December 31, 2003 or 2001.

     Impairment of Long-Lived Assets. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows that we expect to generate from these assets. If the assets are impaired, we recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. Assets to be disposed of are reported at the lower of carrying values or fair values, less estimated costs of disposal.

     Stock-Based Compensation. We have two stock-based employee compensation plans, which are described more fully in Note 14. We record compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Under APB No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. The following table illustrates the effect on net loss attributable to common stockholders and loss per common share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123), to stock-based employee compensation.

	For the years ended
	December 31,

	2003	2002	2001

Net loss attributable to common stockholders, as reported	$(13,486)	$(17,838)	$(89,483)
Add: Stock-based employee compensation expense included in reported net loss	1,501	1,554	2,587
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,102)	(6,794)	(6,377)

Pro forma net loss per share attributable to common stockholders	$(17,087)	$(23,078)	$(93,273)

Loss per share-basic and diluted:
As reported	$(0.45)	$(0.61)	$(3.16)

Pro forma	$(0.57)	$(0.79)	$(3.30)

     In making the pro forma estimates of stock compensation expense, we were required by generally accepted accounting principles to use an option-pricing model, and we selected the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including our expected stock price volatility. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect our fair value estimate, in our opinion, this model does not provide a reliable single measure of the fair value of our stock-based awards. In calculating the fair value of our stock options using Black-Scholes, we assumed that the expected life was 5 years for options granted to employees and 3 years for options granted to non-employees, that the risk free interest rate was 3% for 2003 and 2002, respectively, and 5.5% for 2001 and that there was no dividend yield. We also assumed that the expected

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

volatility of our stock was 124% for options granted in 2003, 139% for options granted in 2002, and 164% for options granted in 2001.

     We occasionally grant options or warrants to acquire our Class A Common Stock to consultants or advisors. We record compensation expense in an amount equal to the fair value of the services we receive from the outside consultant or advisor if the fair value of the services received is more reliably determinable than the fair value of the options granted, determined using an option-pricing model. We measure the fair value of the equity instruments issued to a non-employee on the earlier of the performance commitment date or the date the services required under the arrangement have been completed. Estimated amounts of expense are recognized as the advisor performs under the arrangement. Those estimates are adjusted on the final measurement date.

     Hedging and Derivative Activities. During 2002, we entered into a foreign currency forward contract to protect against the potential reduction in value of foreign currency cash flows from a long-term contract denominated in a foreign currency. These derivative instruments classified as cash flow hedges expired in 2003.

     We recognize all of our derivative instruments as either assets or liabilities at their fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of the hedging relationship. For our cash flow hedge related to our long-term contract denominated in a foreign currency, the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into revenue in the same period or periods during which the hedged transaction affected earnings. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, was recognized in other income or expense in current earnings in the period of change.

     Recent Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities. The FASB in 2003 also issued various interpretive releases related to the adoption of Interpretation No. 46. The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. It requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. We currently do not have any interests in variable interest entities and, therefore, the adoption of Interpretation No. 46 during 2003 did not have an impact on our financial position or results of operations.

     The Emerging Issues Task Force of the FASB has issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses arrangements which may involve the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 also addresses whether the different revenue generating activities, or deliverables, are sufficiently separable, and whether there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The guidance applies to all contractual arrangements requiring performance of multiple revenue-generating activities not within the scope of higher-level authoritative literature. EITF Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We adopted this guidance prospectively for all revenue arrangements entered into after January 1, 2003, and upon adoption, there was no effect on reported operating results.

     Income Taxes. Income tax amounts and balances are accounted for using the liability method of accounting for income taxes and deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

2. Loss Per Common Share

	Year ended December 31,

	2003	2002	2001

	(share data in thousands)
Numerator:
Net loss attributable to common stockholders	$(13,486)	$(17,838)	$(89,483)

Denominator:
Denominator for basic and diluted loss per common share — weighted-average shares	29,796	29,149	28,297

Loss per common share — basic and diluted	$(0.45)	$(0.61)	$(3.16)

     Basic loss per common share is based upon the average number of shares of common stock outstanding during the period. Because we incurred a net loss in 2003, 2002 and 2001, potentially dilutive securities were excluded from the computation because the result would be anti-dilutive. These potentially dilutive securities consist of stock options and restricted stock, as summarized in Note 14.

3. Supplemental Disclosure of Cash Flow Information

     Property and equipment acquired under capital leases totaled $568, $174, and $7,593 during the years ended December 31, 2003, 2002, and 2001, respectively.

     Interest paid totaled $918, $1,164, and $767 during the years ended December 31, 2003, 2002, and 2001, respectively.

4. Unbilled Receivables

     Unbilled receivables consisted of the following at December 31:

	2003	2002

Amounts billable at specified milestones, less allowance for doubtful accounts	$8,174	$6,507
Contract retentions	100	138
Rate variances and costs and estimated earnings in advance of billings	195	342

	$8,469	$6,987

     Substantially all unbilled receivables are expected to be collected within twelve months.

5. Property and Equipment

     Property and equipment consisted of the following at December 31:

	2003	2002

Computer equipment	$19,325	$17,597
Computer software	7,693	4,061
Furniture and fixtures	2,447	2,467
Leasehold improvements	1,802	1,675
Land	1,000	—
Vehicles	107	139

	32,374	25,939
Less: accumulated depreciation and amortization	(20,925)	(14,125)

	$11,449	$11,814

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

6. Line of Credit

     We maintain a $15,000 line of credit with a bank that expires in April 2006. The credit agreement allows us to borrow up to 80% of outstanding receivables less than 90 days old, and amounts borrowed bear interest at the prime rate plus 1.0% or prime plus 1.25% for equipment loans under the line, with a floor prime rate of 4.25%. Under the term of the line of credit, we borrowed $2,500 as a term loan maturing in 36 months at a rate of 5.5%. At December 31, 2003, there were no other amounts outstanding under the line.

7. Long-Term Debt

     Long-term debt consists of the following at December 31:

	2003	2002

Note payable dated September 25, 2002, due March 31, 2004, and bearing interest at 7.75% per annum. The note requires monthly installments of principal and interest of $84 through February 28, 2004. The note is secured by the accounts receivable of one customer	$1,605	$2,432
Note payable dated December 20, 2002, due June 30, 2004, and bearing interest at 7.75% per annum. The note requires monthly installments of principal and interest of $84 through May 31, 2004. The note is secured by the accounts receivable of one customer	1,802	2,634
Note payable dated January 16, 2003, due February 16, 2008, and bearing interest at 6.0% per annum. The note requires monthly installments of principal and interest of $0.3 through January 16, 2008.	15	—
Note payable dated June 16, 2003, due October 31, 2005, and bearing interest at 7.75% per annum. The note requires monthly installments of principal and interest of $106 through September 30, 2005. The note is secured by the accounts receivable of one customer	2,072	—
Note payable dated September 26, 2003, due April 30, 2005, and bearing interest at 7.75% per annum. The note requires monthly installments of principal and interest of $83 through February 28, 2005 and a final payment of $1,481 on March 31, 2005. The note is secured by the accounts receivable of one customer	2,446	—
Note payable dated December 1, 2003, due July 1, 2005, and bearing interest at 6.0% per annum. The note requires monthly installments of principal and interest of $87 through June 1, 2005. The note is secured by property and equipment	1,500	—
Note payable dated December 30, 2003, due January 2, 2007, and bearing interest at 5.5% per annum. The note requires monthly installments of principal and interest of $76 through December 1, 2006. The note is secured by property and equipment	2,500	—
State of Maryland loan-to-grant dated May 10, 2001, due January 1, 2004, and bearing interest at 5% per annum. The loan becomes a grant in $100 increments plus a pro rata share of the accrued interest, based on employment levels at annual milestones. At the time of the loan, $100 was immediately converted to a grant. In February 2002 and 2003, $100 of the principal and the pro rata share of the interest was forgiven. The remaining balance of $100 outstanding as of December 31, 2003 was forgiven on January 26, 2004. The loan is secured by a letter of credit in favor of the State of Maryland	100	200

Total	12,040	5,266
Less: current portion	(5,698)	(1,767)

	$6,342	$3,499

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

     Aggregate maturities of debt at December 31, 2003, are as follows:

2004	$5,698
2005	5,500
2006	837
2007	5

Total	$12,040

8. Capital Leases

     We lease certain furniture and equipment under capital leases. Property and equipment included the following amounts for capital leases at December 31:

	2003	2002

Computer equipment	$5,724	$9,814
Computer software	857	1,149
Furniture and fixtures	775	1,064
Leasehold improvements	102	243
Vehicles	—	71

	7,458	12,341
Less: accumulated amortization	(4,901)	(7,512)

	$2,557	$4,829

     Amortization of leased assets is included in depreciation and amortization expense.

     Future minimum payments under capital lease obligations consisted of the following at December 31, 2003:

2004	$2,303
2005	222
2006	164

Total minimum lease payments	2,689
Less: amounts representing interest	(132)

Present value of net minimum lease payments (including current portion of $2,154)	$2,557

9. Common Stock

     Our Class A common stockholders are entitled to one vote for each share of stock held for all matters submitted to a vote of stockholders. Our Class B stockholders are entitled to three votes for each share owned.

10. Fair Value of Financial Instruments

     The fair value of our cash and cash equivalents, long-term debt and derivative instruments approximates their respective carrying values as of December 31, 2003 and 2002.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

     Derivative instruments: The fair value of our foreign currency forward contracts was determined based on quoted market prices.

11. Income Taxes

     Significant components of the benefit for income taxes attributable to loss before income taxes for the years ended December 31 are as follows:

	2003	2002	2001

Current:
State and local	$—	$—	$—
Federal	—	—	—

	—	—	—
Deferred:
State and local	—	—	—
Federal	—	—	—

	—	—	—

Total	$—	$—	$—

     Significant components of our deferred tax assets and liabilities at December 31 consisted of:

	2003	2002

Deferred tax assets:
Reserves and accrued expenses	$765	$521
Deferred revenue	34	394
Depreciation	986	—
Charitable contributions	116	94
Net operating loss carry forward	32,018	30,483

Total deferred tax assets	33,919	31,492

Deferred tax liabilities:
Capitalized software development costs	(200)	(2,921)
Depreciation	—	(136)

Total deferred tax liabilities	(200)	(3,057)

Net deferred tax asset	33,719	28,435
Valuation allowance for net deferred tax asset	(33,719)	(28,435)

Net deferred tax asset	$—	$—

     At December 31, 2003, we had U.S. federal net operating loss carryforwards for income tax purposes of approximately $83,046, which includes $34,600 acquired upon the acquisition of Xypoint. The net operating loss carryforwards from Xypoint will begin to expire in 2016. The remaining net operating loss carryforwards will expire from 2019 through 2023. The amount available to be used in any given year may be limited by operation of certain provisions of the Internal Revenue Code. We have state net operating loss carryforwards available, the utilization of which may be similarly limited.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

     The reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. federal statutory rate of 34% to net loss for the year ended December 31 is as follows:

	2003	2002	2001

Income tax benefit at statutory rate	$(4,585)	$(6,065)	$(30,424)
State tax benefit	(556)	(631)	(956)
Change in State tax rate	(414)	—	—
Non-deductible items	430	703	22,316
Other	(159)	(109)	246
Change in valuation allowance	5,284	6,102	8,818

Total	$—	$—	$—

12. Acquisitions

     Xypoint Corporation. We completed the purchase of Xypoint Corporation (“Xypoint”) for aggregate consideration of $69,005 on January 19, 2001. Xypoint is a leading provider of E9-1-1 services to wireless carriers and focuses its business on wireless technology that identifies and makes use of information as to a wireless user’s location. The acquisition was accounted for under the purchase method of accounting. Our results of operations include the results of Xypoint commencing January 19, 2001.

     We issued 3,597,520 shares of Class A Common Stock, valued at $15.75 per share, the average market price per share of our Class A Common Stock in a range of two trading days before and after November 15, 2000, the announcement date of the acquisition. In addition, we issued 656,990 options and warrants to purchase shares of Class A Common Stock in exchange for all options and warrants to purchase shares of Xypoint common stock or convertible preferred stock. The fair value of the options and warrants was estimated using the Black-Scholes option-pricing model. In estimating this value, we assumed that the risk free interest rate was 5.80%, the dividend yield was 0%, the expected life of vested options and warrants was one to two years, and the expected volatility of our common stock was 60%.

     The value allocated to projects identified as in-process research and development of Xypoint’s product suite was charged to expense immediately following completion of the acquisition. This write-off was necessary because the acquired in-process research and development had not yet reached technological feasibility and had no future alternative uses, and the related products under development had uncertain commercial viability. The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities necessary to establish that the product could be produced to meet its design specifications, including functions, features and technical performance requirements.

     Goodwill was determined based on the residual difference between the amount of consideration paid and the values assigned to identifiable tangible and intangible net assets. See also Note 13 for a discussion of the 2001 impairment charge for acquired intangible assets.

     Open Telephone Network, Inc. On September 24, 2002, we acquired substantially all of the assets of Open Telephone Network, Inc. (Otelnet), a provider of real-time and on-demand alerting solutions of the wireless industry. Otelnet’s software platform integrates easily with existing carrier network elements and wireless portals, as well as our carrier software. Otelnet’s technology currently interoperates with our Wireless Internet GatewayTM and our VoyagerTM platform.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

13. Impairment of Goodwill and Other Intangibles

     During the quarter ended September 30, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill principally recorded upon the acquisition of Xypoint. The assessment was performed as a result of the decision by management to discontinue the further development of certain products and unexpected competitive influences. Based on these factors, it was determined that our goodwill and other intangible assets may have become impaired by September 30, 2001. Accordingly, we performed an undiscounted cash flow analysis to determine whether an impairment existed. Because the estimated undiscounted cash flows for these segments was less than the carrying value of the net assets, we determined the fair value of the remaining net assets using a discounted cash flow analysis.

     As a result of the review, we determined that the carrying value of our goodwill and certain other intangible assets were not likely to be fully recoverable. Accordingly, at September 30, 2001, an impairment charge of $43,000 was recorded, which represented the difference between the carrying value and our estimate of the fair value of goodwill and other intangible assets. Approximately $39,139 of the impairment related to goodwill and the remaining $3,861 was for acquired technology assets.

14. Stock Compensation Plans

     Stock Options. We maintain a stock option plan that is administered by our Compensation Committee of our Board of Directors. The number of shares reserved for issuance under the plan is currently 15,904,110. Options granted under the plan vest over periods ranging from one to five years and expire 10 years from the date of grant.

     A summary of our stock option activity and related information consists of the following for the years ended December 31 (all share amounts in thousands):

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	6,838	$2.95	6,545	$3.36	3,233	$3.90
Granted	1,240	2.05	1,854	2.45	4,807	3.86
Exercised	(735)	1.26	(416)	0.89	(510)	0.77
Forfeited	(1,195)	2.83	(1,145)	5.23	(985)	8.54

Outstanding, end of year	6,148	$2.95	6,838	$2.95	6,545	$3.36

Exercisable, at end of year	2,736	$3.05	2,442	$2.64	1,554	$2.39

Estimated weighted-average grant-date fair value of options granted during the year	$1.72		$2.15		$3.61

Weighted-average remaining contractual life of options outstanding at end of year	7.7 years		7.6 years		7.7 years

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

     Exercise prices for options outstanding at December 31, 2003 ranged from $0.01 to $26.05 as follows (all share amounts in thousands):

					Weighted -
			Weighted-Average		Average
		Weighted-Average	Remaining		Exercise
		Exercise Prices of	Contractual Life of		Prices of
	Options	Options	Options	Options	Options
Exercise Prices	Outstanding	Outstanding	Outstanding (years)	Exercisable	Exercisable

$ 0.01 – $2.61	2,603	$1.65	8.0	944	$1.16
$ 2.61 – $5.21	2,862	$3.20	7.4	1,394	$3.16
$ 5.21 – $7.82	645	$6.51	7.1	360	$6.50
$ 7.82 – $10.42	7	$9.60	6.9	7	$9.60
$10.42 – $26.05	31	$14.61	6.6	31	$14.61

     Prior to our initial public offering in 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of Class A Common Stock at the date of grant. Net loss includes $1,010, $1,554, and $2,587 of non-cash stock compensation expense related to these grants for the years ended December 31, 2003, 2002, 2001, respectively. We expect to record future stock compensation expense of $805 as a result of option grants that will be recognized over the remaining vesting period of two years.

     Restricted Stock Grants. In the second quarter of 2003, we issued 1,077,250 shares of restricted Class A Common Stock to directors and certain key executives. The restrictions expire at the end of one year for directors and in annual increments over three years for executives and are based on continued employment. Net loss for the year ended December 31, 2003, as reported, includes $491 of non-cash stock compensation expense related to such stock grants. We expect to record future stock compensation expense of $1,399 as a result of these restricted stock grants that will be recognized over the remaining vesting period for directors and executives.

     Employee Stock Purchase Plan. We have an employee stock purchase plan (the Plan) that gives all employees an opportunity to purchase shares of our Class A Common Stock. The Plan allows for the purchase of 684,932 shares of our Class A Common Stock at a discount of 15% of the fair market value. Option periods are generally three months in duration. As of December 31, 2003, 310,018 shares of Class A Common Stock have been issued under the Plan.

15. Operating Leases

     We lease certain office space and equipment under non-cancelable operating leases that expire on various dates through 2010. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2003:

2004	$2,780
2005	2,032
2006	1,468
2007	1,456
2008	1,377
2009 and beyond	2,368

$11,481

     Rent expense was $3,004, $3,258, and $2,607 for the years ended December 31, 2003, 2002, and 2001, respectively.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

16. Retirement Plan

     We maintain a defined contribution benefit plan that covers substantially all employees who have attained age twenty-one. Participants may contribute from 1% to 15% of their annual compensation to the plan. On a discretionary basis, we may match contributions made by participants. All employer contributions vest over a six-year period. During 2003, 2002, and 2001, we made matching contributions of $0, $670, and $978, respectively.

17. Derivative and Hedging Activities

     In January 2002, we entered into a contract to sell products and services, which was denominated in British Pounds Sterling. Under the terms of this contract, we were paid in British Pounds Sterling, which exposed us to foreign currency exchange risk. In April 2002, we entered into several foreign currency forward and option contracts primarily to manage our foreign currency exchange risk. All of the contracts expired during the first quarter of 2003.

     The asset associated with the foreign currency forward contracts that met the criteria for hedge accounting treatment was valued at less than $1 as of December 31, 2002.

     The remaining portion of the foreign currency option contracts did not meet the criteria for hedge accounting treatment. These foreign currency options were entered into for speculative purposes. Therefore, the expense related to the change in fair market value of these derivatives of $17 and $445 for the years ended December 31, 2003 and 2002, respectively, is included in other income. The liability of $394 associated with this derivative is included in accounts payable and accrued expenses as of December 31, 2002.

18. Concentrations of Credit Risk and Major Customers

     Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenues are summarized in the following table.

		% of Total Revenues
		For the year ended
		December 31,

Customer	Segment	2003	2002	2001

Federal Agencies	Network Solutions and Network Software	32%	40%	30%
Customer A	Network Software and Service Bureau	17%	15%	14%
Customer B	Network Software and Service Bureau	N/ A	10%	N/ A

	As of December 31, 2003		As of December 31, 2002

	Accounts	Unbilled	Accounts	Unbilled
Customer	Receivable	Receivables	Receivable	Receivables

Federal Agencies	19%	32%	27%	18%
Customer A	30%	6%	18%	11%
Customer B	6%	28%	12%	38%
Customer C	11%	12%	N/A	10%

19. Business and Geographic Segment Information

     Management evaluates company performance based on gross profit within three operating segments: network software, service bureau and network solutions. Gross profit is defined as revenue less direct cost of revenue, excluding the amortization of software development costs, which under accounting principles generally accepted in the United States, is considered in determining gross profit from software license revenues.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

Network Software — We develop packaged and custom network software including intelligent network products (TCS Xypoint® Location Platform products, Wireless Internet Gateway, Short Message Service Center and message notification applications) that enable the delivery of Internet content, short messages, and enhanced communication services to a wide variety of wireless devices, including phones, two-way pagers and personal digital assistants.

Service Bureau — Our service bureau offerings include E9-1-1, hosted Position Determining Entity software, and Message Distribution Center applications. We also provide implementation, operation and maintenance services to support these applications.

Network Solutions — Network solutions revenue is generated from the design, development and deployment of information processing and communication systems primarily for government enterprises.

     For the years ended December 31, 2003 and 2002, respectively, our total revenues include approximately $3,559 and $8,746 of revenues generated from customers outside of the United States.

     We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented. The accounting policies used by our reportable segments are the same as those described in Note 1.

     The following table sets forth information on reportable segments:

	Year ended December 31,

	2003	2002	2001

Revenue:
Network software
Network software licenses	$9,164	$16,552	$9,059
Network software services	5,513	10,576	11,424

Network software total	14,677	27,128	20,483
Service bureau	34,081	23,881	16,775
Network solutions	43,307	41,036	32,294

Total revenue	$92,065	$92,045	$69,552

Segment gross profit:
Network software	$8,219	$14,016	$10,976
Service bureau	17,850	10,413	10,486
Network solutions	14,815	10,665	8,014

Total segment gross profit	$40,884	$35,094	$29,476

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share data)

     A reconciliation of segment gross profit for our three segments to net loss is as follows:

	Year ended December 31,

	2003	2002	2001

Total segment gross profit	$40,884	$35,094	$29,476
Research and development expense	(16,932)	(17,047)	(18,083)
Sales and marketing expense	(8,917)	(10,029)	(13,826)
General and administrative expense	(11,251)	(12,235)	(14,325)
Non-cash stock compensation expense	(1,501)	(1,554)	(2,587)
Depreciation and amortization of property and equipment	(6,612)	(6,156)	(4,550)
Amortization of software development costs	(9,035)	(4,831)	(4,946)
Amortization of goodwill and other intangibles	(531)	(553)	(9,226)
Acquired in-process research and development	—	—	(9,700)
Impairment of goodwill and other intangibles	—	—	(43,000)
Interest expense	(1,088)	(897)	(684)
Other income, net	1,497	370	1,968

Net Loss	$(13,486)	$(17,838)	$(89,483)

20. Quarterly Financial Information (unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002. The quarterly information has not been audited, but in our opinion, includes all adjustments necessary for a fair presentation.

	2003

	Three months ended

	March 31	June 30	September 30	December 31

Revenue	$19,292	$20,080	$28,247	$24,446
Direct cost of revenue	$11,051	$11,805	$16,425	$11,900
Net (loss) income	$(4,048)	$(11,392)	$506	$1,448
(Loss) Earnings per common share — basic	$(0.14)	$(0.38)	$0.02	$0.05
(Loss) Earnings per common share —diluted	$(0.14)	$(0.38)	$0.02	$0.04

	2002

	Three months ended

	March 31	June 30	September 30	December 31

Revenue	$16,850	$23,932	$23,245	$28,018
Direct cost of revenue	$10,285	$16,333	$13,078	$17,285
Net loss	$(7,306)	$(6,136)	$(2,559)	$(1,837)
Loss per common share — basic and diluted	$(0.25)	$(0.21)	$(0.09)	$(0.06)

21. Commitments and Contingencies

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

22. Subsequent Events—Acquisition of Aether EMS and Related Financing.

     We acquired the Enterprise Mobility Solutions business unit of Aether Systems, Inc. on January 13, 2004, with an effective date of January 1, 2004. The Enterprise Mobility Solutions business unit provides wireless data and location-based solutions to approximately 1,200 large enterprise customers and 60,000 wireless data users, uniting messaging, synchronization and web technologies. These solutions include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers. The Enterprise Mobility Solutions business unit is a leading reseller of Blackberry devices and provides real-time financial market data to wireless device users under annual subscriber contracts.

     The purchase price for Aether EMS was $20,000, consisting of a cash payment of $18,000, a note payable on August 14, 2004 in the amount of $1,000 and 204,020 shares of our Class A Common Stock. In addition, we expect to incur approximately $2,500 of costs directly related to the acquisition, making the total cost of the acquisition approximately $22,500. Although we have not yet completed the analyses and asset valuations needed to allocate the purchase price to acquired assets and assumed liabilities, we expect to record goodwill and amortizable intangible assets in excess of $21,000 related to the acquisition.

     To provide the necessary cash to complete the acquisition, on January 13, 2004 we issued to third parties for total cash proceeds of $21,000 (i) convertible subordinated debentures with a face value of $15,000, bearing interest at a stated rate of 3% per annum and due in lump sum on January 13, 2009 in cash or shares of common stock (ii) warrants to purchase 341,072 shares of our Class A Common Stock at an exercise price of $6.50 per share expiring in January 2007, and (iii) 1,364,288 shares of our Class A Common Stock. We determined that the value of the common stock that we issued was $7,640 based on the quoted closing price of our common stock on the issue date of $5.60. The value of the warrants was estimated to be $1,395, determined using the Black-Scholes option-pricing model. The convertible subordinated debenture provides for a contractual conversion price of $5.38 per share, and was estimated to have an issuance date beneficial conversion value of $3,662, which was recorded as additional paid-in capital. The resulting carrying value of the debt at January 13, 2004 of $9,943 is net of $5,057 of original issue discount that will be amortized to interest expense over its five-year term. The investors were also granted registration rights for their shares of our Class A Common Stock issued and potentially issuable upon the conversion or exercise of debt and warrants. These registration rights provide that the shares be registered within 100 days of the closing date. The investor has the right to impose a penalty of approximately $14,000 per day for every day beyond the 100-day period.

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

Name	Title	Date

/s/ /S/ MAURICE B. TOSÉ Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 24, 2004
/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	February 24, 2004
/s/ CLYDE A. HEINTZELMAN Clyde A. Heintzelman	Director	February 24, 2004
/s/ RICHARD A. KOZAK Richard A. Kozak	Director	February 24, 2004
/s/ WELDON H. LATHAM Weldon H. Latham	Director	February 24, 2004
/s/ BYRON F. MARCHANT Byron F. Marchant	Director	February 24, 2004

EXHIBIT INDEX

Exhibit
Numbers	Description

10.48	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr.
10.49	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr.
10.50	Restricted stock award certificate to Mr. Clyde A. Heintzelman.
10.51	Restricted stock award certificate to Mr. Richard A. Kozak.
10.52	Restricted stock award certificate to Mr. Weldon H. Latham.
10.53	Restricted stock award certificate to Mr. Timothy J. Lorello.
10.54	Restricted stock award certificate to Mr. Timothy J. Lorello.
10.55	Restricted stock award certificate to Mr. Byron F. Marchant.
10.56	Restricted stock award certificate to Mr. Drew A. Morin.
10.57	Restricted stock award certificate to Mr. Drew A. Morin.
10.58	Restricted stock award certificate to Mr. Maurice B. Tosé.
10.59	Restricted stock award certificate to Mr. Maurice B. Tosé.
10.60	Restricted stock award certificate to Mr. Kevin M. Webb.
10.61	Restricted stock award certificate to Mr. Kevin M. Webb.
10.62	Restricted stock award certificate to Mr. Richard A. Young.
10.63	Restricted stock award certificate to Mr. Richard A. Young.
23.1	Consent of Ernst & Young LLP
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Risk Factors Affecting Our Business and Future Results