Form 10-K/A
period 2003-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2004-02-27
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No.1
(Amending Item 15 of Part IV)

(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30821

TELECOMMUNICATION SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization	52-1526369 (I.R.S. Employer Identification No.)
275 West Street, Annapolis, MD (Address of principal executive offices)	21401 (Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE

     None.

Explanatory Note

     This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed to amend Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on February 24, 2004 (the “Original 10-K”). Exhibit 23.1 (Consent of Ernst & Young LLP) to the Original 10-K was incorrect. This Amendment amends and restates Exhibit 23.1 in its entirety. This Amendment does not otherwise alter or amend any exhibits to or disclosures set forth in the Original 10-K. Item 15 of Part IV has been reproduced in its entirety in this Amendment in accordance with the requirements of Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, but this Amendment does not reflect any changes to the financial statements, financial statement schedules or reports on Form 8-K included in the Original 10-K.

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

2

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

Name	Title	Date
/s/ MAURICE B TOSÉ Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 27, 2004

/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	February 27, 2004

* Clyde A. Heintzelman	Director	February 27, 2004

* Richard A. Kozak	Director	February 27, 2004

* Weldon H. Latham	Director	February 27, 2004

* Byron F. Marchant	Director	February 27, 2004

*	By Maurice B. Tosé as attorney-in-fact

EXHIBIT INDEX

Exhibit
Numbers	Description
10.48*	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr.
10.49*	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr.
10.50*	Restricted stock award certificate to Mr. Clyde A. Heintzelman.
10.51*	Restricted stock award certificate to Mr. Richard A. Kozak.
10.52*	Restricted stock award certificate to Mr. Weldon H. Latham.
10.53*	Restricted stock award certificate to Mr. Timothy J. Lorello.
10.54*	Restricted stock award certificate to Mr. Timothy J. Lorello.
10.55*	Restricted stock award certificate to Mr. Byron F. Marchant.
10.56*	Restricted stock award certificate to Mr. Drew A. Morin.
10.57*	Restricted stock award certificate to Mr. Drew A. Morin.
10.58*	Restricted stock award certificate to Mr. Maurice B. Tosé.
10.59*	Restricted stock award certificate to Mr. Maurice B. Tosé.
10.60*	Restricted stock award certificate to Mr. Kevin M. Webb.
10.61*	Restricted stock award certificate to Mr. Kevin M. Webb.
10.62*	Restricted stock award certificate to Mr. Richard A. Young.
10.63*	Restricted stock award certificate to Mr. Richard A. Young.
23.1	Consent of Ernst & Young LLP
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01*	Risk Factors Affecting Our Business and Future Results

*	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-30821).