Form 10-K/A
period 2003-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2004-03-08
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30821

TELECOMMUNICATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1526369
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

275 West Street, Annapolis, MD	21401
(Address of principal executive offices)	(Zip Code)

(410) 263-7616
(Registrant’s telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act: None.

     Securities registered pursuant to Section 12(g) of the Act: Class A common stock, par value $0.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer, as defined by Securities Exchange Act Rule 12 b-2: Yes [ ] No [ X ]

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

DOCUMENTS INCORPORATED BY REFERENCE

     None.

Explanatory Note

     This Amendment No. 2 on Form 10-K/A (the “Amendment”) is being filed to amend the certifications attached as exhibits 31.1 and 31.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on February 24, 2004, as amended by Amendment No. 1 filed on February 27, 2004 (the “Annual Report”). This Amendment No. 2 amends and restates Exhibits 31.1 and 31.2 in their entireties. This Amendment does not otherwise alter or amend any exhibits to or disclosures set forth in the Annual Report.

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

Name	Title	Date
/s/ MAURICE B TOSÉ Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 8, 2004

/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 8, 2004

* Clyde A. Heintzelman	Director	March 8, 2004

* Richard A. Kozak	Director	March 8, 2004

* Weldon H. Latham	Director	March 8, 2004

* Byron F. Marchant	Director	March 8, 2004

*	By Maurice B. Tosé as attorney-in-fact

EXHIBIT INDEX

Exhibit
Numbers		Description
10.48	*	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr.
10.49	*	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr.
10.50	*	Restricted stock award certificate to Mr. Clyde A. Heintzelman.
10.51	*	Restricted stock award certificate to Mr. Richard A. Kozak.
10.52	*	Restricted stock award certificate to Mr. Weldon H. Latham.
10.53	*	Restricted stock award certificate to Mr. Timothy J. Lorello.
10.54	*	Restricted stock award certificate to Mr. Timothy J. Lorello.
10.55	*	Restricted stock award certificate to Mr. Byron F. Marchant.
10.56	*	Restricted stock award certificate to Mr. Drew A. Morin.
10.57	*	Restricted stock award certificate to Mr. Drew A. Morin.
10.58	*	Restricted stock award certificate to Mr. Maurice B. Tosé.
10.59	*	Restricted stock award certificate to Mr. Maurice B. Tosé.
10.60	*	Restricted stock award certificate to Mr. Kevin M. Webb.
10.61	*	Restricted stock award certificate to Mr. Kevin M. Webb.
10.62	*	Restricted stock award certificate to Mr. Richard A. Young.
10.63	*	Restricted stock award certificate to Mr. Richard A. Young.
23.1	*	Consent of Ernst & Young LLP
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	*	Risk Factors Affecting Our Business and Future Results

*	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-30821).

3