Form 10-Q
period 2004-03-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2004-05-14
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2004
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

Shares outstanding
as of April 30,
Title of Each Class	2004

Class A Common Stock, par value $0.01 per share	24,406,487
Class B Common Stock, par value $0.01 per share	8,987,541

Total Common Stock Outstanding	33,394,028

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands)

	March 31,	December 31,
	2004	2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,870	$18,785
Accounts receivable, net of allowance of $1,618 in 2004 and $393 in 2003	23,400	20,208
Unbilled receivables	10,348	8,862
Inventory	2,891	451
Other current assets	4,029	1,915

Total current assets	60,538	50,221
Property and equipment, net of accumulated depreciation and amortization of $22,657 in 2004 and $20,925 in 2003	13,934	11,449
Software development costs, net of accumulated amortization of $841 in 2004 and $754 in 2003	718	518
Acquired intangible assets, net of accumulated amortization of $532 in 2004	6,287	—
Goodwill	13,046	—
Other assets	4,695	3,092

Total assets	$99,218	$65,280

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$17,656	$8,817
Accrued payroll and related liabilities	3,964	3,331
Deferred revenue	4,309	1,683
Current portion of notes payable	7,638	5,698
Current portion of capital lease obligations	2,062	2,154

Total current liabilities	35,629	21,683
Capital lease obligations and notes payable, less current portion	7,379	6,746
Convertible subordinated debentures, net of discount of $6,362 in 2004	8,638	—
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 24,223,475 in 2004 and 22,062,974 in 2003	242	221
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 9,009,641 in 2004 and 9,363,688 in 2003	90	94
Deferred compensation	(1,235)	(1,399)
Additional paid-in capital	183,598	169,256
Accumulated other comprehensive loss
Cumulative foreign currency translation adjustment	(356)	—
Accumulated deficit	(134,767)	(131,321)

Total stockholders’ equity	47,572	36,851

Total liabilities and stockholders’ equity	$99,218	$65,280

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,

	2004	2003

Revenue:
Service bureau and subscriber	$20,736	$7,555
Software systems:
Software licenses	1,696	2,467
Software systems and services	2,841	1,141

Software systems total	4,537	3,608
Network solutions	7,484	8,129

Total revenue	32,757	19,292
Operating costs and expenses:
Direct cost of service bureau and subscriber revenue	13,267	4,006
Direct cost of software systems revenue	2,404	1,685
Direct cost of network solutions revenue	4,199	5,360
Research and development expense	5,046	3,915
Sales and marketing expense	3,190	2,393
General and administrative expense	4,487	2,903
Non-cash stock compensation expense	357	373
Depreciation and amortization of property and equipment	1,732	1,545
Amortization of acquired intangible assets	532	138
Amortization of software development costs	87	1,030

Total operating costs and expenses	35,301	23,348

Loss from operations	(2,544)	(4,056)
Interest expense	(807)	(276)
Other (expense)/income, net	(95)	284

Net loss	$(3,446)	$(4,048)

Loss per share — basic and diluted	$(0.10)	$(0.14)

Weighted average shares outstanding — basic and diluted	32,922	29,568

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

					Accumulated
	Class A	Class B		Additional	Other
	Common	Common	Deferred	Paid-in	Comprehensive	Accumulated
	Stock	Stock	Compensation	Capital	Loss	Deficit	Total

Balance at January 1, 2004	$221	$94	$(1,399)	$169,256	$—	$(131,321)	$36,851
Options exercised for the purchase of 287,479 shares of Class A Common Stock	3	—	—	611	—	—	614
Issuance of 20,867 shares of Class A Common Stock under Employee Stock Purchase Plan	—	—	—	97	—	—	97
Issuance of 1,568,308 shares of Class A Common Stock in connection with the Enterprise acquisition and related financing, net of issuance costs	16	—	—	8,366	—	—	8,382
Fair value of beneficial conversion feature of convertible subordinated debentures	—	—	—	3,662	—	—	3,662
Issuance of warrants to purchase 341,072 shares of Class A Common Stock	—	—	—	1,395	—	—	1,395
Conversion of 318,847 shares of Class B Common Stock to Class A Common Stock	3	(3)	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	193	—	—	193
Amortization of deferred compensation expense	—	—	164	—	—	—	164
Stock compensation expense for options issued to non- employees for service	—	—	—	17	—	—	17
Foreign currency translation adjustment	—	—	—	—	(356)	—	(356)
Net loss for the three months ended March 31, 2004	—	—	—	—	—	(3,446)	(3,446)

Balance at March 31, 2004	$242	$90	$(1,235)	$183,598	$(356)	$(134,767)	$47,572

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Three months ended
	March 31,

	2004	2003

Operating activities:
Net loss	$(3,446)	$(4,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,732	1,613
Amortization of acquired intangible assets	532	138
Non-cash employee compensation expense	357	373
Amortization of software development costs	87	1,030
Amortization of debt discount	335	—
Amortization of deferred financing fees included in interest expense	208	—
Other non-cash expenses	17	—
State of Maryland loan forgiveness	(100)	(100)
Changes in operating assets and liabilities
Accounts receivable, net	4,040	5,594
Unbilled receivables	(1,486)	(1,151)
Inventory	(1,552)	—
Other current assets	(1,395)	(539)
Accounts payable and accrued expenses	(105)	(5,419)
Accrued payroll and related liabilities	(408)	(116)
Deferred revenue	245	(74)

Net cash used in operating activities	(939)	(2,699)
Investing activities:
Acquisition of Enterprise assets, net of cash acquired	(17,436)	—
Purchases of property and equipment	(1,973)	(1,240)
Change in other assets	(223)	(2)
Capitalized software development costs	—	(1,149)

Net cash used in investing activities	(19,632)	(2,391)
Financing activities:
Payments on long-term debt and capital lease obligations	(1,513)	(1,256)
Proceeds from issuance of Class A Common Stock and Convertible subordinated debentures	21,000	—
Financing fees related to issuance of Class A Common Stock and Convertible subordinated debentures	(1,100)	—
Proceeds from issuance of long-term debt	2,500	18
Proceeds from exercise of employee stock options and sale of stock	711	72

Net cash provided by/(used in) financing activities	21,598	(1,166)

Net increase/(decrease) in cash	1,027	(6,256)
Effect of exchange rates on cash and cash equivalents	58	—
Cash and cash equivalents at the beginning of the period	18,785	27,402

Cash and cash equivalents at the end of the period	$19,870	$21,146

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
March 31, 2004
(amounts in thousands, except per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2003 Annual Report on Form 10-K, as amended.

Effective January 1, 2004, we acquired 100% of the Enterprise Mobility Solutions division of Aether Systems, Inc. in accordance with a Purchase Agreement dated as of December 18, 2003. The operations for this newly acquired segment have been included in the consolidated financial statements as of January 1, 2004. All intercompany balances have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Allowances for Doubtful Accounts Receivable. We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of significant past-due receivables and by establishing general provisions for estimated losses by analyzing current and historical bad debt trends. Actual collection experience has not varied significantly from our estimates, due primarily to credit and collection policies and the financial strength of our customers. Receivables that are ultimately deemed uncollectible are charged-off as a reduction of receivables and the allowance for doubtful accounts.

Goodwill. Goodwill represents the excess of cost over the fair value of assets of businesses acquired. Goodwill acquired in a purchase business combination is not amortized, but instead tested at least annually for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. See below for a description of our accounting policies regarding testing long-lived assets for impairment.

Acquired Intangible Assets. We acquired customer contracts, a customer list, developed technology, and trademarks that will be amortized over their respective estimated remaining useful lives of 3 – 5 years, with a weighted-average useful life of 4.1 years, based on the ratio of the estimated cash flows generated in each period to the estimated total cash flows to be contributed from each asset.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Inventory. We maintain inventory of component parts and finished product for certain SwiftLink® units. Additionally, we acquired inventory in conjunction with the acquisition of the Enterprise division of Aether Systems, Inc. The acquired inventory consists primarily of finished goods such as handheld computers, pagers, wireless modems, and accessories. Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Stock-Based Compensation. We have two stock-based employee compensation plans, which are described more fully in Note 7. We record compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Under APB No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.

2.	Acquisition and Related Financing

      Effective January 1, 2004, we acquired 100% of the Enterprise Mobility Solutions division of Aether Systems, Inc. (“Enterprise segment”) in accordance with a Purchase Agreement dated as of December 18, 2003.

      The Enterprise segment provides wireless data solutions, uniting messaging, synchronization and web technologies. These solutions include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers. The Enterprise segment is a leading reseller of Blackberry devices and provides real-time financial market data to wireless device users under annual subscriber contracts in the U.S. and Europe. As a result of the acquisition of the Enterprise segment, the Company believes that it will be able to expand its product offerings to both new and existing customers, expand its international sales, and provide broader technology and expertise to its customers, opening new markets to the Company.

      The aggregate purchase price was approximately $22,406, consisting of cash payments of $18,150, a note payable in the amount of $1,000, bearing interest at the prime interest rate, and 204,020 shares of our Class A Common Stock, valued at $1,056, based on the average closing price for the five days immediately preceding the closing of the acquisition. In addition, management expects to incur approximately $2,200 of costs directly related to the acquisition. The total purchase price has been allocated on a preliminary basis based on independent third-party valuation procedures performed to date on the acquired assets and assumed liabilities, with the excess of the purchase price over the assets acquired and liabilities assumed being allocated to goodwill. We expect to have the valuation completed during the second quarter of 2004. This allocation is subject to change pending a final analysis of the direct costs of the acquisition and the completion of the final valuations of the assets acquired and liabilities assumed. The preliminary valuation has resulted in the recognition of $13,046 of goodwill. This goodwill has been allocated to the Enterprise segment, and we expect it to be deductible for tax purposes.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Assets:
Cash	$1,882
Accounts receivable, net	7,203
Inventory	886
Other current assets	700
Property and equipment	750
Acquired software development costs	287
Acquired intangible assets	6,819
Goodwill	13,046
Other assets	255

Total assets	31,828
Liabilities:
Accounts payable and accrued expenses	6,036
Accrued payroll and related liabilities	1,032
Deferred revenue	2,341
Capital lease obligation	13

Total liabilities	9,422

Net assets acquired	$22,406

      The following unaudited consolidated pro forma results of operations of the Company for the three-month period ended March 31, 2003, gives effect to the January 1, 2004 acquisition as though it had occurred on January 1, 2003:

Revenue	$33,674
Loss from operations	(5,342)
Net loss	(5,831)

Loss per common share:
Basic and diluted	$(0.19)

      The pro forma results include the estimated amortization of intangibles, estimated depreciation of the fair value of the property, plant and equipment acquired, and the recognition of interest expense related to financing the acquisition. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2003 and do not reflect the reduction in recurring costs during the latter part of 2003, nor are they necessarily indicative of future consolidated results.

3.	Supplemental Disclosure of Cash Flow Information

      Property and equipment acquired under capital leases totaled $1,488 during the three months ended March 31, 2004. We did not acquire any property under capital leases during the three months ended March 31, 2003.

      Interest paid totaled $263 and $287 for the three months ended March 31, 2004 and 2003, respectively.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Segment Information

      Beginning with our acquisition of the Enterprise segment in January 2004, we manage our business across three market segments: (i) our Wireless Carrier segment, which consists principally of our products and services marketed directly to wireless carriers consisting of monthly recurring E9-1-1 and hosted software application offerings as well as software license and service fees, (ii) our Government segment, which includes the design, development and deployment of information processing and communication systems and related services to government agencies, and (iii) our Enterprise segment, which comprises the operations we acquired from Aether Systems, Inc., which offers recurring subscriber-based services as well as software licenses and services to Enterprise customers.

      Management evaluates performance based on gross profit. Gross profit is defined as revenue less direct cost of revenue, excluding the amortization of software development costs, which under accounting principles generally accepted in the United States, is considered in determining gross profit from software license revenues. We have restated prior period segment information for comparative purposes.

	Three months ended March 31, 2004

	Wireless
	Carrier	Government	Enterprise	Total

Revenue:
Service bureau and subscriber	$9,118	$—	$11,618	$20,736
Software systems:
Software licenses	1,664	—	32	1,696
Software systems and services	1,861	—	980	2,841

Software systems total	3,525	—	1,012	4,537
Network solutions	—	7,484	—	7,484

Total revenue	$12,643	$7,484	$12,630	$32,757

Segment gross profit:
Service bureau and subscriber	$4,790	$—	$2,679	$7,469
Software systems	1,974	—	159	2,133
Network solutions	—	3,285	—	3,285

Total segment gross profit	$6,764	$3,285	$2,838	$12,887

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three months ended March 31, 2003

	Wireless
	Carrier	Government	Enterprise	Total

Revenue:
Service bureau and subscriber	$7,555	$—	$—	$7,555
Software systems:
Software licenses	2,467	—	—	2,467
Software systems and services	1,141	—	—	1,141

Software systems total	3,608	—	—	3,608
Network solutions	—	8,129	—	8,129

Total revenue	$11,163	$8,129	$—	$19,292

Segment gross profit:
Service bureau and subscriber	$3,549	$—	$—	$3,549
Software systems	1,923	—	—	1,923
Network solutions	—	2,769	—	2,769

Total segment gross profit	$5,472	$2,769	$—	$8,241

A reconciliation of segment gross profit to net loss for the respective periods is as follows:

	Three months ended
	March 31,

	2004	2003

Total segment gross profit	$12,887	$8,241
Research and development expense	(5,046)	(3,915)
Sales and marketing expense	(3,190)	(2,393)
General and administrative expense	(4,487)	(2,903)
Non-cash stock compensation expense	(357)	(373)
Depreciation and amortization of property and equipment	(1,732)	(1,545)
Amortization of acquired intangible assets	(532)	(138)
Amortization of software development costs	(87)	(1,030)
Interest expense	(807)	(276)
Other (expense)/income	(95)	284

Net loss	$(3,446)	$(4,048)

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Acquired Intangible Assets and Capitalized Software Development Costs

      Our acquired intangible assets and capitalized software development costs consisted of the following:

	March 31, 2004			December 31, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Contracts	$4,208	$345	$3,863	$—	$—	$—
Customer List	1,942	160	1,782	—	—	—
Trademarks	669	27	642	—	—	—
Software development costs, including acquired technology	1,559	841	718	1,272	754	518

Total	$8,378	$1,373	$7,005	$1,272	$754	$518

Estimated future amortization expense:
Year ending December 31, 2004			$1,897
Year ending December 31, 2005			$2,524
Year ending December 31, 2006			$1,859
Year ending December 31, 2007			$566
Year ending December 31, 2008			$159

      We routinely update our estimates of both the recoverability of the software products that have been capitalized and the fair value of the acquired intangible assets recognized as a result of the acquisition of the Enterprise segment. Management uses these estimates as the basis for evaluating the carrying values of the respective assets.

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

The following table summarizes revenue concentrations from our significant customers:

		% of Total Revenue

		For the three	For the three
		months ended	months ended
Customer	Segment	March 31, 2004	March 31, 2003

Federal Agencies	Government	10%	27%
Customer A	Wireless Carrier	12%	13%
Customer C	Wireless Carrier	Less than 10%	10%

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

		As of March 31, 2004

		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

Federal Agencies	Government	Less than 10%	36%
Customer A	Wireless Carrier	13%	Less than 10%
Customer B	Wireless Carrier	Less than 10%	21%
Customer C	Wireless Carrier	14%	Less than 10%

7.     Stock-Based Compensation

We have two stock-based employee compensation plans: our Third Amended and Restated 1997 Stock Incentive Plan (the “Stock Incentive Plan”) and our Employee Stock Purchase Plan. We record compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related Interpretations. Under APB 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended
	March 31,

	2004	2003

Net loss, as reported	$(3,446)	$(4,048)
Add: Stock-based employee compensation expense included in reported net loss	357	373
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,800)	(1,117)

Pro forma net loss	$(4,889)	$(4,792)

Loss per common share:
Basic and diluted — as reported	$(0.10)	$(0.14)

Basic and diluted — pro forma	$(0.15)	$(0.16)

In calculating the fair value of our stock options using Black-Scholes, we assumed that the expected life was five years for options granted to employees and three years for options granted to non-employees, that the risk free interest rate was 3%, and that there was no dividend yield. We also assumed that the expected volatility of our stock was 122%.

Prior to our initial public offering in 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of Class A Common Stock at the date of grant. Net loss, as reported, includes $193 and $373 of non-cash stock compensation expense related to these grants for the three months ended March 31, 2004 and 2003, respectively. We expect to record future stock compensation expense of $586 as a result of these option grants that will be recognized over the remaining vesting period of two years.

In the second quarter of 2003, we issued restricted stock to directors and certain key executives. The restrictions expire at the end of one year for directors and in annual increments over three years for executives and are based on continued employment. Net loss for the three months ended March 31,

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

2004, as reported, includes $164 of non-cash stock compensation expense related to such stock grants. We expect to record future stock compensation expense of $1,235 as a result of these restricted stock grants that will be recognized over the remaining vesting period for directors and executives.

8.     Long-Term Debt

To provide the necessary cash to complete the acquisition, on January 13, 2004 TCS raised $21,000 in cash from third-parties through the issuance of (i) convertible subordinated debentures with a face value of $15,000, bearing interest at a stated rate of 3% per annum and due in lump sum on January 13, 2009 in cash or shares of TCS Class A Common Stock at the option of the Company (ii) warrants to purchase 341,072 shares of Class A Common Stock at an exercise price of $6.50 per share and expiring in January 2007, and (iii) 1,364,288 shares of Class A Common Stock. We determined that the value of the common stock issued was $7,640 based on the quoted closing price of the Company’s common stock on the issue date of $5.60. The difference between the proceeds from the issuance of these shares and their fair value was recognized as a debt discount. The value of the warrants was estimated to be $1,395, determined using the Black-Scholes option-pricing model and was recorded as a debt discount and additional paid-in capital. The convertible subordinated debentures provide for a contractual conversion price of $5.38 per share, and were estimated to have an issuance date beneficial conversion value of $3,662, which was recorded as a debt discount and additional paid-in capital. The resulting carrying value of the debt at issuance was $8,303, net of $6,697 of original issue discount that will be amortized over its five-year term using the effective interest method, which will yield an effective interest rate of 12.6%. As of March 31, 2004, the subordinated convertible debentures had a carrying value of $8,638.

Additionally, during the three months ended March 31, 2004, we borrowed approximately $2,606, primarily to fund equipment purchases. The debt bears interest at 7.75%, is payable monthly through October 2005, and is secured by the accounts receivable owed to us by certain customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “believes”, “anticipates”, “intends”, or “expects”. For example, the statements (a) regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months and (b) that we expect to realize approximately $45.9 million of backlog during this year and $48.0 million in the next 12 months are forward-looking statement. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach and maintain profitability as early as anticipated or at all, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) develop software and deliver products and services without any errors or defects, (vi) protect our intellectual property rights, (vii) implement our business strategy (viii) realize backlog, and (vix) achieve continued revenue growth in the foreseeable future for our E9-1-1 business. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

Critical Accounting Policies and Estimates

      The information in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We identified our most critical accounting policies to be those related to revenue recognition for our software contracts with multiple elements, contracts accounted for using the percentage of completion method, the relevant accounting related to valuation allowances, capitalized software development costs, and other acquired intangible assets. We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K, as amended.

Overview

      On January 13, 2004, we consummated the purchase of the Enterprise Mobility Solutions division of Aether Systems, Inc. This unit brings to us a substantial base of 1,200 enterprise customers, more than 60,000 wireless data subscribers, applications for logistics, financial services and the mobile office, and 112 employees.

      Prior to the January 2004 acquisition of the Enterprise Mobility Solutions division of Aether Systems, Inc., we managed our business in three operating segments: Network Software, Service Bureau and Network Solutions. Subsequent to the acquisition, we realigned our segments to better manage the business we now operate. Our operating segments now include (i) our Wireless Carrier segment, which consists principally of the previous Network Software and Service Bureau segments, (ii) our Government segment, which consists principally of the previous Network Solutions segment, and (iii) our Enterprise segment, which comprises the operations we acquired from Aether Systems, Inc. The information in this section is presented based on the operating segments through which we now manage our business.

      This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations.

      Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue. We derive revenue from products and services including service bureau and subscriber-based services, software license fees and related service fees relating to our developed software products, and network solutions revenue related to our communication systems delivered to governmental agencies. We manage our business across three market segments: (i) our Wireless Carrier segment, which consists principally of our products and services marketed directly to wireless carriers consisting of monthly recurring E9-1-1 and hosted software application offerings as well as software license and service fees, (ii) our Government segment, which includes the design, development and deployment of information processing and communication systems and related services marketed to government agencies, and (iii) our Enterprise segment which comprises the operations we acquired from Aether Systems, Inc. which offers recurring subscriber-based services as well as software licenses and services to Enterprise customers.

•	Cost of revenue. The major items impacting our cost of revenue are compensation and benefits as well as third-party hardware and software, airtime costs of subscriber-based revenue and overhead expenses. Hardware and third-party software costs are primarily associated with the delivery of product within our Government segment while also, to a lesser extent, may be attributed to the delivery of software licenses and services in both our Wireless Carrier and Enterprise segments. These costs tend to fluctuate as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered in a period. Airtime costs relate to the volume of monthly subscriber-based revenue experiences in our Enterprise segment.

•	Operating expenses. Operating expenses are substantially driven by compensation and benefits, travel costs, professional fees, facility costs, specific marketing and sales-related expenses as well as certain non-cash expenses such as non-cash stock compensation expenses, depreciation and amortization of property and equipment, of software development costs, and of acquired intangible assets. Operating expenses are incurred in connection with the development and marketing of new software applications as well as general corporate overhead expenses.

•	Liquidity and cash flows. The primary driver of our cash flows is our results of operations. Important sources of our liquidity have been cash raised at the time of our initial public offering in 2000, our January 2004 private investment in public equity financing (as described below under “Liquidity and Capital Resources”), and borrowing and lease financings secured for the purchase of equipment.

•	Balance sheet. We view cash, working capital, accounts receivable balances and days revenues outstanding as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue

      The following discussion addresses the relative revenue and direct cost for each segment of our business:

Wireless Carrier Segment:

      The following table sets forth, for the three-months ended March 31, 2004 and March 31, 2003, a period-over-period comparison of the key components of the revenue and cost of revenue of our Wireless Carrier segment:

			2004 vs. 2003

($ in millions)	2004	2003	$	%

Service bureau and subscriber revenue	$9.1	$7.6	$1.6	21%
Software systems revenue:
Software licenses	1.7	2.5	(0.8)	(33%)
Software systems and services	1.9	1.1	0.7	63%

Software systems total	3.5	3.6	(0.1)	(2%)
Direct cost of service bureau and subscriber	4.3	4.0	0.3	8%
Direct cost of software systems	1.6	1.7	(0.1)	(8%)

Segment gross profit*	$6.8	$5.5	$1.3	24%

Percent of revenue	53%	49%

*	See discussion of segment reporting in Note 4 to the accompanying unaudited financial statements.

Service bureau revenue and cost of revenue:

      We market our service bureau and software offerings to wireless carriers. Our service bureau offerings include our E9-1-1, hosted Position Determining Entity (PDE) and Text Message Distribution Center (MDC) applications. Revenue from our service bureau offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E9-1-1 and PDE service fees are primarily dependent on the number of subscribers the carrier covers, Public Service Answering Points (PSAPs) served or cell sites that provide E9-1-1 services for the carrier. As the carrier’s number of subscribers, PSAPs, or cell sites increases, the monthly recurring service fees increase. Message Distribution Center revenue is priced based on message volume. In 2004, our revenue reflects an increase in the number of wireless carriers served as well as the volume served from the customer client base that existed in 2003. Additionally, our hosted PDE and MDC applications continue to increase in volume each month.

      The direct cost of our service bureau revenue consists primarily of compensation, benefits, travel expenses, and consulting fees incurred when providing our services, as well as the equipment maintenance and circuit costs of our network operations centers circuits utilized for connectivity to carrier customers and local governments’ PSAPs. In 2004, we increased headcount to support this business, resulting in an 8% increase in costs.

Software systems revenue and cost of revenue:

      We market our software systems products and services by responding to requests for proposals, through our direct sales force and through channel partners. We generate software systems revenue from licensing of our software products, and providing related maintenance and deployment services. We also sell custom software applications. The Wireless Messaging Gateway (WMG), TCS Xypoint® Location Platform products, Short Message Service Center (SMSC), as well as alerting and message notification applications are the principal generators of software license fees.

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

      We have also historically sold some of our network software products through our channel relationships. This sales process typically includes participation of our engineers along with original equipment manufacturers in presenting our products to prospective customers. In 2004, software license revenue declined from $2.5 million to $1.7 million, primarily because new business was not booked to replace revenue generated in 2003 from a large contract to deliver location platforms for multiple carrier networks in Europe and the Pacific.

      Our software systems and services revenue arises from annual maintenance fees for our packaged and custom software products and fees from custom development and implementation of software products. Maintenance fees on packaged software are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. We also occasionally sell computer equipment as part of our packaged software sales.

      In 2004, 64% of software service revenues related to maintenance fees, while 34% related to installation fees associated with the delivery of related software applications and the remaining 2% related to third-party hardware and software delivered as part of our packaged software sales. In 2003, 72% of service revenue is related to maintenance fees, while 28% of service revenue was associated with installation fees.

      The direct cost of our software systems revenue consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses and consulting fees incurred when providing our services. In 2004, such costs primarily included compensation, benefits, travel and consulting fees. In 2003, such costs primarily included compensation, benefits, travel expenses and consulting fees while 25% of such costs related to the cost of purchased equipment and third-party software delivered as part of our packaged software sales in that year.

Government Segment:

      The following table sets forth, for the three-months ended March 31, 2004 and March 31, 2003, a period-over-period comparison of the key components of our Government segment revenue and cost of revenue:

			2004 vs. 2003

($ in millions)	2004	2003	$	%

Network solutions revenue	$7.5	$8.1	$(0.6)	(8%)
Direct cost of network solutions	4.2	5.4	(1.2)	(22%)

Segment gross profit*	$3.3	$2.8	$0.5	19%

Percent of revenues	44%	34%

*	See discussion of segment reporting in Note 4 to the accompanying unaudited financial statements.

      We generate Government segment revenue from the design, development, assembly and deployment of information processing and communication systems, primarily for government enterprises. Representative examples of recent network solutions projects include delivery of our SwiftLink® product, a lightweight, secure, deployable communications systems to the U.S. Departments of State, Justice, and Defense, and information services systems to local government agencies. SwiftLink® provides secure voice, video and data communications, supports a worldwide network during trips abroad and throughout the United States and provides full network functionality and Internet Protocol telephony capability using landlines and satellite-based technologies. Our Government segment also operates teleport facilities in Baltimore, MD and Manassas, VA, which support the integration of satellite communications and terrestrial wireless broadband with U.S. broadband networks. Through our teleport facilities we offer data connectivity via satellite to and from North and South America, as well as Africa and Europe. We generally provide network solutions under long-term contracts. We recognize revenue under long-term contracts as billable costs are incurred and for fixed-price contracts using the percentage-of-completion method, measured by either total labor hours or total costs incurred compared to total estimated labor hours or costs. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Under our contracts with the U.S. government, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.

      In 2004, approximately 45% of network solutions revenue resulted from the sale of SwiftLink® and related deployable communications systems, an increase of 10% over the amount in 2003. In 2004, we also designed, tested and delivered products to government customers related to other satellite-based communication systems and information processing systems for local government agencies as well as for the country of Bahrain. In 2003, 39% of our revenue for this segment resulted from the sale of SwiftLink® and related deployable communication systems, while the remaining amount related to the design, development and operation of other communication systems, as well as the design, testing and delivery of products for several government agencies.

      The direct cost of our network solutions revenue consists of compensation, benefits, travel, satellite “space segment” and airtime and approximately 40% of costs are related to purchased equipment components, which we purchase as needed for customer contracts or release from inventory, and the costs of third-party contractors that we engage.

Enterprise Segment:

      The following table sets forth, for the three months ended March 31, 2004, the key components of subscriber and software systems revenue and related cost of revenue for the Enterprise segment:

($ in millions)

Service bureau and subscriber revenue	$11.6
Software systems revenue:
Software systems licenses	—
Software systems and services	1.0

Software systems total	1.0
Direct cost of service bureau and subscriber	8.9
Direct cost of software systems	0.9

Segment gross profit*	$2.8

Percent of revenue	22%

*	See discussion of segment reporting in Note 4 to the accompanying unaudited financial statements.

      No period-over-period comparison is presented for our Enterprise segment because the Enterprise Mobility Solutions division of Aether Systems, Inc, which makes up the Enterprise segment, was acquired in 2004.

Subscriber revenue and cost of revenue:

      Our Enterprise segment markets mobile office, mobile finance, and mobile asset services and products to Enterprise customers. Subscriber-based revenue is generated from all three segments; 68% of which from mobile office subscribers, 26% from mobile finance subscribers and 6% from mobile asset subscribers. Such revenue is billed to customers on a monthly basis and is generally cancelable with 30-days notice. Most corporate customers have retained their service for three years or more.

      The direct cost of our subscriber revenue consists primarily of compensation, benefits, travel expenses, airtime charges and consulting fees incurred when providing our services, as well as the equipment maintenance and circuit costs of our network operations centers circuits utilized for connectivity to customer devices.

Major Customers

      For the three months ended March 31, 2004, customers that accounted for 10% or more of total revenue were Verizon Wireless and various U.S. Government agencies. The loss of either of these customers would have a material adverse impact on our business. For the three months ended March 31, 2003 customers that accounted for 10% or more of total revenue were Verizon Wireless, United States Cellular Corporation, and various U.S. Government agencies.

Revenue Backlog

      Total company backlog at March 31, 2004 was $86.6 million, of which $63.5 million related to our Wireless Carrier segment, $12.6 million related to our Government segment and $10.5 million related to our Enterprise segment. We expect to realize approximately $45.9 million in the balance of this year and $48.0 million of this backlog in the next twelve months. The remaining backlog primarily represents the balance of multi-year contracts for our service bureau business. Total company backlog at March 31, 2003 was $81.8 million. Our backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor perform-

ance, and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

      The following table sets forth, for the three-months ended March 31, 2004 and March 31, 2003, a period-over-period comparison of our research and development expense:

			2004 vs. 2003

($ in millions)	2004	2003	$	%

Research and development expense	$5.0	$3.9	$1.1	29%
Percent of revenue	15%	20%

      Our research and development expense consists of compensation, benefits, travel costs, and a proportionate share of facilities and corporate overhead. The costs of developing software products are expensed prior to establishing technological feasibility. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products, including software hosted in our service bureau network operations center. These costs primarily include compensation and benefits, as well as costs associated with using third-party laboratory and testing resources. We expense research and development costs as they are incurred unless technological feasibility has been reached and marketability is certain.

      In 2004, we incurred research and development expenses related to Wireless Carrier and Enterprise software applications, which are being marketed to new and existing customers on a global basis, with emphasis on expanded functionality of our location platform software and E9-1-1 application. In 2003, the research and development expenditures were primarily incurred in the development of our Wireless Carrier software and E9-1-1 application. Management continually assesses our spending on research and development to ensure resources are focused on products that are expected to achieve the highest level of success.

Sales and marketing expense:

      The following table sets forth, for the three-months ended March 31, 2004 and March 31, 2003, a period-over-period comparison of our sales and marketing expenses:

			2004 vs. 2003

($ in millions)	2004	2003	$	%

Sales and marketing expense	$3.2	$2.4	$0.8	33%
Percent of total revenue	10%	12%

      Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationship with original equipment manufacturers to market our software products to wireless carrier customers. We sell our network solutions primarily through direct sales professionals. Costs incurred for sales and marketing increased in 2004 from 2003 due to increased costs associated with addressing the Enterprise market. We expect our sales and marketing expense to increase in 2004 as a result of our acquisition of the Enterprise Division. Such costs may fluctuate quarter-to-quarter depending on spending on tradeshows and variable compensation based on levels of revenue.

General and administrative expense:

      The following table sets forth, for the three-months ended March 31, 2004 and March 31, 2003, a period-over-period comparison of our general and administrative expense:

			2004 vs. 2003

($ in millions)	2004	2003	$	%

General and administrative expense	$4.5	$2.9	$1.6	55%
Percent of total revenue	14%	15%

      General and administrative expense consists primarily of compensation costs and other costs associated with management, finance, human resources and internal information systems. These costs include compensation and benefits, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. In 2004 such costs increased over 2003 largely due to costs incurred to support the Enterprise segment. We expect general and administrative expense to remain at a higher level than in 2003 for the remainder of 2004, as a result of our acquisition of the Enterprise segment.

Non-cash stock compensation expense:

      The following table sets forth, for the three-months ended March 31, 2004 and March 31, 2003, a period-over-period comparison of our non-cash stock compensation expense:

			2004 vs. 2003

($ in millions)	2004	2003	$	%

Non-cash stock compensation expense	$0.4	$0.4	$—	4%

      During the second and third quarters of 2000, we granted options to purchase 885,983 shares of Class A Common Stock to employees and directors at an exercise price less than the fair market value of our Class A Common Stock at the date of grant. Net loss attributable to common stockholders, as reported, includes $193 and $373 of non-cash stock compensation expense related to these grants for the quarters ended March 31, 2004 and 2003, respectively. We expect to record future aggregate stock compensation expense of $586 as a result of these option grants that will be recognized over the remaining vesting period of two years.

      In the second quarter of 2003, we issued restricted stock to directors and certain key executives. The restrictions expire at the end of one year for directors and in annual increments over three years for executives, and are based on continued employment. Net loss for the quarter ended March 31, 2004, as reported, includes $164 of non-cash stock compensation expense related to such stock grants. We expect to record future aggregate stock compensation expense of $1,235 as a result of these restricted stock grants that will be recognized over the remaining vesting period for directors and executives.

Depreciation and amortization of property and equipment:

      The following table sets forth, for the three-months ended March 31, 2004 and March 31, 2003, a period-over-period comparison of our depreciation and amortization of property and equipment:

			2004 vs. 2003

($ in millions)	2004	2003	$	%

Depreciation and amortization of property and equipment	$1.7	$1.5	$0.2	12%
Gross cost of property and equipment	$36.6	$27.1	$9.5	35%

      Depreciation and amortization expense (other than amortization of software development costs and acquired intangible assets, discussed below) represents the period costs associated with our investment in computers, telephony equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. In 2004, depreciation and amortization expense was slightly higher than 2003 reflecting the level of capital expenditures made primarily to support our network operations centers and our development efforts.

Amortization of software development costs:

      The following table sets forth, for the three-months ended March 31, 2004 and March 31, 2003, a period-over-period comparison of our amortization of software development costs:

			2004 vs. 2003

($ in millions)	2004	2003	$	%

Amortization of software development costs	$0.1	$1.0	$(0.9)	(92)%
Percent of network software license revenue	5%	42%

      We capitalize software development costs after we establish technological feasibility, and amortize those costs over the estimated useful lives of the software beginning on the date when the software is first installed and used. We calculate amortization of software development costs on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product, which is never greater than three years. We also compute amortization of software development costs using the ratio that current revenue for the product bears to the total current and anticipated future revenues for that product. If this revenue curve method results in amortization greater than the amount computed using the straight-line method, we record amortization at that greater amount. Amortization as a percentage of software license fees is generally a higher percentage in the early stages of a product’s life cycle. Our policies to determine when to capitalize software development costs and how much to amortize in a given period require us to make subjective estimates and judgments. If our software products do not achieve the level of market acceptance that we expect and our future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods. In 2004 these expenses were lower than in 2003 primarily due to the lower remaining balance of capitalized software development costs. Additionally, in connection with the acquisition of the Enterprise segment, we recorded $0.3 million of developed technology, which is being amortized over its remaining life of 3 years.

      Amortization of acquired intangible assets: The acquired intangible assets associated with our acquisition of the Enterprise segment are being amortized over their useful lives of between 3 and 5 years. The expense recognized in 2004 relates to the intangible assets acquired in the acquisition. The expense in 2003 related to the amortization of the Xypoint trade name which was amortized based on its estimated useful life of three years using the straight-line method and was fully amortized by December 31, 2003.

Interest expense:

      The following table sets forth, for the three-months ended March 31, 2004 and March 31, 2003, a period-over-period comparison of our components of interest expense:

			2004 vs. 2003

($ in millions)	2004	2003	$	%

Interest expense incurred on notes payable	$0.2	$0.1	0.1	N/M
Interest expense incurred on capital lease obligations	0.1	0.2	(0.1)	N/M
Interest expense incurred on convertible subordinated debentures	0.1	—	0.1	N/M
Amortization of deferred commitment fees	0.1	—	0.1	N/M
Amortization of debt discount	0.3	—	0.3	N/M

Total interest expense	$0.8	$0.3	$0.5	166%

      Interest expense is incurred under notes payable and capital lease obligations. Interest, under the terms of our notes payable, is primarily at stated interest rates of 7.75% while the portion related to an equipment loan is at 5.5%. Because the balance of notes payable has increased versus the prior period, the related interest expense has also increased. Our capital lease obligations include interest at various amounts depending on the lease arrangement and are generally at slightly higher rates than those incurred under notes payable. The balance of our total capital lease obligations has decreased since 2003. Therefore, the related interest expense was also lower. Interest expense incurred on the convertible subordinated debentures issued in connection with our recent acquisition of the Enterprise segment accrues at the rate of 3% of the face value of the note but may be payable in cash or stock. Deferred debt discount relates to the amount of discount computed as part of that private placement. Such discount is recorded as a reduction of debt and is being amortized over the life of the convertible subordinated debenture of 5 years. The deferred commitment fees relate to the up-front payment of fees that were incurred to secure our notes payable and our revolving line of credit facility and are being amortized over the term of the note or, in the case of the line of credit, the life of the facility, which expires in April 2006.

Other (expense)/income, net:

      The following table sets forth, for the three-months ended March 31, 2004 and March 31, 2003, a period-over-period comparison of our components of other income, net:

			2004 vs. 2003

($ in millions)	2004	2003	$	%

State of Maryland loan to grant program	$0.1	$0.1	$—	—
Foreign currency translation/transaction gain	—	0.1	(0.1)	(100%)
Investment income	—	0.1	(0.1)	(100%)
Miscellaneous other expense	(0.2)	-—	(0.2)	(100%)

Total other (expense)/income, net	$(0.1)	$0.3	$(0.4)	NM

Average interest rate earned on investments	1%	1%
Average cash balance	$19.3	$24.3	$(5.0)	(21%)

      Other (expense)/income consists of miscellaneous gains and losses related to foreign currency translation/transaction gain or loss, investment income earned on cash equivalents, and other income related to a loan-to-grant program provided by the State of Maryland. Investment income is a function of our cash balances available for short-term investment as well as interest rates, the average balance of which has reduced from the prior year. We record the effect of foreign currency translation on our receivables that are stated in currency other than our functional currency.

Income taxes:

      Because we have incurred net losses since 1999, no provision for federal or state income taxes has been made for the three-months ended March 31, 2004 or any portion of 2003. We have recorded a full valuation allowance for deferred tax assets as a result of our inability to determine the realizability of our net operating loss carryforwards.

Net loss:

      The following table sets forth, for the three-months ended March 31, 2004 and March 31, 2003, a period-over-period comparison of our net loss:

			2004 vs. 2003

($ in millions)	2004	2003	$	%

Net loss	$(3.4)	$(4.0)	$0.6	15%

Net loss has declined primarily due to the significant increases in gross profit from higher revenue and our measures taken to control operating expenses. These improvements were somewhat offset by non-cash interest expense related to the convertible subordinated debentures secured to finance our recent acquisition.

Liquidity and Capital Resources

      The following table sets forth, for the three-months ended March 31, 2004 and March 31, 2003, a period-over-period comparison of key components of our liquidity and capital resources:

			2004 vs. 2003

($ in millions)	2004	2003	$	%

Net cash provided by (used in):
Operating activities	$(0.9)	$(2.7)	$1.8	65%
Investing activities	(19.6)	(2.4)	(17.2)	N/M
Financing activities	21.6	(1.2)	22.8	N/M
Adjusted operating income/(loss), excluding non-cash charges (see reconciliation below)	(0.2)	(0.9)	0.7	(79%)
Purchases of property and equipment	(2.0)	(1.2)	(0.7)	(59%)
Capitalized software development costs	—	(1.1)	1.1	100%
Payments under long-term debt and lease obligations	(1.5)	(1.3)	(0.3)	(21%)
Proceeds from issuance of Class A Common Stock and
Convertible subordinated debentures	21.0	—	21.0	N/M
Proceeds from long-term debt	2.5	—	2.5	N/M
Proceeds from exercise of employee stock options	0.7	0.1	0.6	N/M
Financing fees paid related to debenture and stock issued to fund the acquisition of the Enterprise segment	(1.1)	—	(1.1)	N/M
Effect of change in foreign currency exchange rates on cash	0.1	—	0.1	N/M

Cash and cash equivalents	19.9	21.1	(1.3)	(6%)
Changes in:
Accounts receivable	4.0	5.6	(1.6)
Unbilled receivables, net	(1.5)	(1.2)	(0.3)
Inventory	(1.6)	—	(1.6)
Other current assets	(1.4)	(0.5)	(0.9)
Accounts payable and accrued expenses	(0.1)	(5.4)	5.3
Accrued payroll and related liabilities	(0.4)	(0.1)	(0.3)
Deferred revenue	0.2	(0.1)	0.3
Days revenues outstanding in accounts receivable including unbilled receivables	93	123

We have funded our operations and capital expenditures primarily using revenue from our operations as well as the net proceeds from our initial public offering in August 2000, which generated cash of approximately $83.2 million, leasing activities, issuance of long-term debt, and the private placement of our securities in connection with our recent acquisition (as described below).

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

      Operating cash flows improved in 2004 primarily as a result of improvements in gross profit from higher revenue. Management believes that an important measure of cash flow from operating results is a measure of adjusted operating income/(loss), excluding non-cash charges. Management considers adjusted operating income/(loss), excluding non-cash charges in addition to, but not as a substitute for, earnings measured in accordance with generally accepted accounting principles, because it is indicative of the availability of discretionary funds and the capacity to service debt. Adjusted operating income/(loss), excluding non-cash charges is a non-GAAP financial measure, which indicates the amount of cash generated from/(used in) the operations of the business. The following table sets forth the calculation of adjusted operating income/(loss), excluding non-cash charges from our Consolidated Statements of Operations:

($ in millions)	2004	2003

Net loss	$(3.4)	$(4.0)
Non-cash charges included in net loss:
Depreciation and amortization of property and equipment	1.7	1.6
Non-cash stock compensation expense	0.4	0.4
Amortization of acquired intangible assets	0.5	0.1
Amortization of software development costs	0.1	1.0
Amortization of deferred debt discount, financing fees and commitment fees	0.5	—

Adjusted operating income/(loss), excluding non-cash charges	$(0.2)	$(0.9)

      The favorable change in adjusted operating income/(loss) in 2004 was $0.7 million, lowering the need for net cash expenditures.

      Net cash used in investing activities increased in 2004 from 2003 primarily related to the acquisition of the Enterprise segment which was consummated in January, somewhat offset by a reduction in the amount of capitalized software development costs. In 2004, the total cash used for the purchase of property and equipment and development of our software products was $2.0 million while they were $2.4 million in 2003. The decline in 2004 is primarily due to completion of certain software development projects that were under development in prior years. Property and equipment purchases include equipment and software costs required for our network operations center including the cost of leasehold improvements related to the move into new office space, our software development efforts, and our corporate administrative support.

      Net cash provided by financing activities increased in 2004 from previous year levels as we secured $21.0 million in financing to fund our acquisition of the Enterprise segment. This amount was somewhat offset by financing fees of $1.1 million paid to secure such funding. Additionally, we received $2.5 million under the terms of a note payable, principally to fund capital expenditure needs while meeting our commitment to repay lease and long-term debt obligations.

      Under our bank credit agreement, we can borrow an amount equal to up to 80% of receivables less than 90 days old. The line of credit is secured by accounts receivable and bears interest at the prime rate plus 1.25% for equipment loans and at the prime rate plus 1.0% for all other loans, with a minimum prime rate of 4.25% (borrowing rates of 5.5% and 5.25%, respectively, at March 31, 2004). As part of this agreement, we have borrowed $2.5 million as an equipment loan, secured by purchased equipment, for a term of three years. The equipment loan was drawn in full at March 31, 2004. As of March 31, 2004, we had $4.3 million available and unused under the revolving line of credit, and as of May 7, 2004, there were no borrowings other than the term loan outstanding under the bank agreement. The line of credit will expire in April 2006.

      On January 13, 2004, we consummated the purchase, with an effective date of January 1, 2004, of the Enterprise Mobility Solutions division of Aether Systems, Inc. Consideration for the acquisition was valued at approximately $20 million, consisting of $18.1 million in cash, $1 million in the form of a note payable and 204,020 newly issued shares of Class A Common Stock. Concurrent with the acquisition, we closed on $21.0 million of financing with two accredited institutional investors, which included a subordinated convertible debenture with stated principal of $15 million, bearing interest at a stated rate of 3% per annum and due in lump sum on January 13, 2009 in cash or shares of our Class A Common Stock at the option of the Company, approximately 1.4 million newly issued shares of our Class A Common Stock and warrants to purchase 341,072 shares of our Class A Common Stock at a strike price of $6.50 per share, expiring in January 2007. The majority of the proceeds from this financing transaction was used to fund the purchase of the acquired assets.

Off-Balance Sheet Arrangements

      We are not a party to any off-balance sheet financing arrangements.

Commitments

      As of March 31, 2004, our most significant commitments consisted of long-term debt, including convertible subordinated debentures, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of March 31, 2004 our commitments consisted of the following:

($ in millions)	2004	2005–2006	2007–2008	Beyond	Total

Notes payable	$5.9	$7.9	$—	$—	$13.8
Convertible subordinated debenture	—	—	—	15.0	15.0
Capital lease obligations	1.8	1.4	0.1	—	3.3
Operating leases	2.9	4.0	3.2	2.4	12.5

	$10.6	$13.3	$3.3	$17.4	$44.6

Related Party Transactions

      The leases for substantially all of our Annapolis, Maryland office facilities, including our principal executive office, will expire in early 2005. We have begun planning for facilities needs thereafter, including entering an agreement with Annapolis Partners LLC to explore the opportunity of relocating our Annapolis offices to a planned new real estate development. Our President and Chief Executive Officer owns a controlling voting and economic interest in Annapolis Partners LLC and he also serves as a member. The financial and many other terms of the lease have not yet been established. The lease is subject to several contingencies and rights of termination. For example, the lease can be terminated at the sole discretion of our Board of Directors if the terms and conditions of the development are unacceptable to us, including without limitation the circumstances that market conditions make the lease not favorable to us or the overall cost is not in the best interest of us or our shareholders, or any legal or regulatory restrictions apply. Our Board of Directors will evaluate this opportunity along with alternatives that are or may become available in the relevant time periods and there is no assurance that we will enter into a definitive lease at this new development site.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      We have limited exposure to financial market risks, including changes in interest rates. In July 2003, we extended our bank agreement for a $15.0 million line of credit. The line of credit is secured by accounts receivable and bears an interest rate of prime plus 1.25% for equipment loans and an interest rate of prime plus 1.0% for all other loans, with a minimum prime rate of 4.25% (borrowing rates of 5.5% and 5.25%, respectively, at March 31, 2004). As of March 31, 2004, we had $4.3 million available and unused under the line of credit. As of May 3, 2004, $2.2 million was outstanding under the terms of an equipment loan that was secured by purchased equipment, bearing interest at 5.5% and payable monthly through December 2006. A hypothetical 100 basis point adverse movement (decrease) in the prime rate would have increased our net loss for the three month period ending March 31, 2004 by approximately $7,000, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

      During the three months ended 2004, we borrowed approximately $2.6 million, primarily to fund equipment purchases. The debt bears interest at a fixed rate of 7.75%. We did not borrow any funds during the comparable period of 2003.

      At March 31, 2004, we had cash and cash equivalents of $19.9 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have increased our net loss for the three month period ending March 31, 2004 by approximately $50,000, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

      We have contracted for the sale of our products and services in British Pounds Sterling. As of March 31, 2004, we had approximately $0.6 million in accounts receivable and $2.2 million in unbilled receivables that are exposed to foreign currency exchange risk. We record transaction gains or losses as a component of other (expense)/income in our Consolidated Statements of Operations.

      The Enterprise segment acquired in January 2004 has international subsidiaries that operate throughout Europe in currencies other than U.S. dollars. These subsidiaries prepare financial statements in currencies other than the U.S. dollar. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments arising from fluctuations in foreign exchange rates for these subsidiaries are included as a separate component of accumulated other comprehensive loss in stockholders’ equity.

      Other than the newly acquired international subsidiaries, there have not been any material changes to our foreign currency risk as described in Item 7A of our 2003 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

      As of the end of the period ending March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      (a) None

      (b) None.

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

      (b) Reports on Form 8-K.

      On January 23, 2004, we filed a Form 8-K attaching a press release relating to the Registrant’s acquisition of the Enterprise Mobility Solutions business unit of Aether Systems, Inc.

      On March 29, 2004, we filed a Form 8-K containing the required financial statements and exhibits relating to the acquisition of the Enterprise Mobility Solutions business unit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May 2004.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ MAURICE B. TOSÉ

Maurice B. Tosé
Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MAURICE B. TOSÉ Maurice B. Tosé May 14, 2004	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr. May 14, 2004	Senior Vice President and Chief Financial Officer (Principal Financial Officer)