Form 10-Q
period 2004-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2004-08-03
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2004
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

Shares outstanding
as of June 30,
Title of Each Class	2004

Class A Common Stock, par value $0.01 per share	24,575,405
Class B Common Stock, par value $0.01 per share	8,845,001

Total Common Stock Outstanding	33,420,406

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)
(unaudited)

	Three months		Six months
	ended June 30,		ended June 30,

	2004	2003	2004	2003

Revenue:
Service bureau and subscriber	$20,103	$8,310	$40,839	$15,865
Software systems:
Software licenses	5,808	788	7,504	3,255
Software systems and services	3,257	1,492	6,098	2,633

Software systems total	9,065	2,280	13,602	5,888
Network solutions	11,279	9,490	18,763	17,619

Total revenue	40,447	20,080	73,204	39,372
Operating costs and expenses:
Direct cost of service bureau and subscriber revenue	12,718	3,961	25,985	7,967
Direct cost of software systems revenue	3,203	1,352	5,607	3,037
Direct cost of network solutions revenue	7,046	6,492	11,245	11,852
Research and development expense	4,555	4,664	9,601	8,579
Sales and marketing expense	3,323	2,213	6,513	4,606
General and administrative expense	4,766	2,707	9,253	5,610
Non-cash stock compensation expense	346	389	703	762
Depreciation and amortization of property and equipment	1,912	1,690	3,644	3,235
Amortization of acquired intangible assets	532	139	1,064	277
Amortization of software development costs	239	7,774	326	8,804

Total operating costs and expenses	38,640	31,381	73,941	54,729

Income/(loss) from operations	1,807	(11,301)	(737)	(15,357)
Interest expense	(857)	(216)	(1,664)	(492)
Other (expense)/income, net	(87)	125	(182)	409

Net income/(loss)	$863	$(11,392)	$(2,583)	$(15,440)

Earnings/(loss) per share — basic	$0.03	$(0.38)	$(0.08)	$(0.52)

Earnings/(loss) per share — diluted	$0.02	$(0.38)	$(0.08)	$(0.52)

Weighted average shares outstanding — basic	32,566	29,610	32,225	29,589

Weighted average shares outstanding — diluted	36,591	29,610	32,225	29,589

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	June 30,	December 31,
	2004	2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,763	$18,785
Accounts receivable, net of allowance of $1,679 in 2004 and $393 in 2003	27,431	20,208
Unbilled receivables	13,559	8,862
Inventory	2,836	451
Other current assets	3,085	1,915

Total current assets	62,674	50,221
Property and equipment, net of accumulated depreciation and amortization of $24,569 in 2004 and $20,925 in 2003	15,080	11,449
Software development costs, net of accumulated amortization of $1,080 in 2004 and $754 in 2003	480	518
Acquired intangible assets, net of accumulated amortization of $1,064 in 2004	5,755	—
Goodwill	13,802	—
Other assets	3,987	3,092

Total assets	$101,778	$65,280

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$17,579	$8,817
Accrued payroll and related liabilities	3,936	3,331
Deferred revenue	4,458	1,683
Current portion of notes payable	10,313	5,698
Current portion of capital lease obligations	1,474	2,154

Total current liabilities	37,760	21,683
Capital lease obligations and notes payable, less current portion	5,553	6,746
Convertible subordinated debentures, net of discount of $6,027 in 2004	8,973	—
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 24,575,405 in 2004 and 22,062,974 in 2003	246	221
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 8,845,001 in 2004 and 9,363,688 in 2003	88	94
Deferred compensation	(1,077)	(1,399)
Additional paid-in capital	184,149	169,256
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(10)	—
Accumulated deficit	(133,904)	(131,321)

Total stockholders’ equity	49,492	36,851

Total liabilities and stockholders’ equity	$101,778	$65,280

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

					Accumulated
	Class A	Class B		Additional	Other
	Common	Common	Deferred	Paid-in	Comprehensive	Accumulated
	Stock	Stock	Compensation	Capital	Loss	Deficit	Total

Balance at January 1, 2004	$221	$94	$(1,399)	$169,256	$—	$(131,321)	$36,851
Options exercised for the purchase of 432,981 shares of Class A Common Stock	4	—	—	901	—	—	905
Issuance of 37,860 shares of Class A Common Stock under Employee Stock Purchase Plan	—	—	—	179	—	—	179
Issuance of 1,568,308 shares of Class A Common Stock in connection with the Enterprise acquisition and related financing, net of issuance costs	16	—	—	8,366	—	—	8,382
Fair value of beneficial conversion feature of convertible subordinated debentures	—	—	—	3,662	—	—	3,662
Issuance of warrants to purchase 341,072 shares of Class A Common Stock	—	—	—	1,395	—	—	1,395
Conversion of 518,687 shares of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	381	—	—	381
Amortization of deferred compensation expense	—	—	322	—	—	—	322
Stock compensation expense for options issued to non- employees for service	—	—	—	8	—	—	8
Foreign currency translation adjustment	—	—	—	—	(10)	—	(10)
Net loss for the six months ended June 30, 2004	—	—	—	—	—	(2,583)	(2,583)

Balance at June 30, 2004	$246	$88	$(1,077)	$184,149	$(10)	$(133,904)	$49,492

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six months ended
	June 30,

	2004	2003

Operating activities:
Net loss	$(2,583)	$(15,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,644	3,371
Amortization of acquired intangible assets	1,064	277
Non-cash employee compensation expense	703	762
Amortization of software development costs	326	8,804
Amortization of debt discount	669	—
Amortization of deferred financing fees included in interest expense	224	56
Other non-cash expenses	359	(50)
State of Maryland loan forgiveness	(100)	(100)
Changes in operating assets and liabilities:
Accounts receivable, net	(161)	5,486
Unbilled receivables	(4,697)	(2,164)
Inventory	(1,778)	—
Other current assets	(442)	(84)
Accounts payable and accrued expenses	(168)	(8,730)
Accrued payroll and related liabilities	(434)	171
Deferred revenue	442	(326)

Net cash used in operating activities	(2,932)	(7,967)
Investing activities:
Acquisition of Enterprise assets, net of cash acquired	(17,800)	—
Purchases of property and equipment	(4,859)	(2,391)
Change in other assets	477	62
Capitalized software development costs	—	(1,865)

Net cash used in investing activities	(22,182)	(4,194)
Financing activities:
Payments on long-term debt and capital lease obligations	(3,928)	(2,447)
Proceeds from issuance of Class A Common Stock and Convertible subordinated debentures	21,000	—
Financing fees related to issuance of Class A Common Stock and Convertible subordinated debentures	(1,100)	—
Proceeds from issuance of long-term debt	5,000	2,624
Proceeds from exercise of employee stock options and sale of stock	1,085	112

Net cash provided by financing activities	22,057	289

Net decrease in cash	(3,057)	(11,872)
Effect of exchange rates on cash and cash equivalents	35	—
Cash and cash equivalents at the beginning of the period	18,785	27,402

Cash and cash equivalents at the end of the period	$15,763	$15,530

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
June 30, 2004
(amounts in thousands, except per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2003 Annual Report on Form 10-K, as amended.

Effective January 1, 2004, we acquired 100% of the Enterprise Mobility Solutions division of Aether Systems, Inc. (the “Enterprise segment”) in accordance with a Purchase Agreement dated as of December 18, 2003 (the “Enterprise Acquisition”). The operations for this newly acquired segment have been included in the consolidated financial statements as of January 1, 2004. All intercompany balances and transactions have been eliminated.

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

Inventory. We maintain inventory of component parts and finished product for certain SwiftLink® units. Additionally, we maintain inventory in conjunction with the Enterprise segment. The Enterprise inventory consists of finished goods such as handheld computers, pagers, wireless modems, and accessories. Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

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

Acquired Intangible Assets. In conjunction with the Enterprise Acquisition, we acquired customer contracts, a customer list, developed technology, and trademarks that will be amortized over their respective estimated useful lives of 3 – 5 years, with a weighted-average useful life of 4.1 years, based on the ratio of the estimated cash flows generated in each period to the estimated total cash flows to be contributed from each asset.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Other Comprehensive Income/loss. Comprehensive income, as defined, includes changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income/loss refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments for our international subsidiaries are included as a separate component of accumulated other comprehensive loss in stockholders’ equity.

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

      Effective January 1, 2004, we acquired the Enterprise segment in accordance with a Purchase Agreement dated as of December 18, 2003.

      The Enterprise segment provides wireless data solutions, uniting messaging, synchronization and web technologies. These solutions include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers. The Enterprise segment is a leading reseller of BlackberryTM devices and provides real-time financial market data to wireless device users under annual subscriber contracts in the U.S. and Europe. As a result of the acquisition of the Enterprise segment, the Company believes that it will be able to expand its product offerings to both new and existing customers, expand its international sales, and provide broader technology and expertise to its customers, opening new markets to the Company.

      The aggregate purchase price was approximately $22,406, consisting of cash payments of $18,150, a note payable in the amount of $1,000, bearing interest at the prime interest rate, and 204,020 shares of our Class A Common Stock, valued at $1,056, based on the average closing price for the five days immediately preceding the closing of the acquisition. In addition, management expects to incur approximately $2,200 of costs directly related to the acquisition. The total purchase price has been allocated based on independent third-party valuation procedures performed on the acquired assets and assumed liabilities, with the excess of the purchase price

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

over the assets acquired and liabilities assumed being allocated to goodwill. The valuation has resulted in the recognition of $13,802 of goodwill. This goodwill has been allocated to the Enterprise segment, and we expect it to be deductible for tax purposes.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Assets:
Cash	$1,882
Accounts receivable, net	7,047
Inventory	606
Other current assets	718
Property and equipment	750
Acquired software development costs	287
Acquired intangible assets	6,819
Goodwill	13,802
Other assets	30

Total assets	31,941
Liabilities:
Accounts payable and accrued expenses	6,188
Accrued payroll and related liabilities	1,032
Deferred revenue	2,315

Total liabilities	9,535

Net assets acquired	$22,406

      The following unaudited consolidated pro forma results of operations of the Company for the three-and six- month periods ended June 30, 2003, gives effect to the January 1, 2004 acquisition as though it had occurred on January 1, 2003:

	Three months	Six months
	Ended	Ended
	June 30, 2003	June 30, 2003

Revenue	$33,373	$67,047
Loss from operations	(11,607)	(16,856)
Net loss	(12,195)	(17,915)

Loss per common share:
Basic and diluted	$(0.39)	$(0.58)

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Supplemental Disclosure of Cash Flow Information

      Property and equipment acquired under capital leases totaled $176 and $179 during the three months ended June 30, 2004 and 2003, respectively, and $1,664 and $179 during the six months ended June 30, 2004 and 2003, respectively.

      Interest paid totaled $298 and $204 during the three months ended June 30, 2004 and 2003, respectively, and $561 and $436 during the six months ended June 30, 2004 and 2003, respectively.

4.	Segment Information

      Beginning with our acquisition of the Enterprise segment in January 2004, we manage our business across three market segments: (i) our Wireless Carrier segment, which consists principally of our products and services marketed directly to wireless carriers consisting of monthly recurring E9-1-1 and hosted software application offerings as well as software license and service fees, (ii) our Government segment, which includes the design, development and deployment of information processing and communication systems and related services to government agencies, and (iii) our Enterprise segment, which comprises the operations we acquired from Aether Systems, Inc., which offers subscriber-based services as well as software licenses and services to Enterprise customers.

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

	Three months ended June 30, 2004				Six months ended June 30, 2004

	Wireless				Wireless
	Carrier	Government	Enterprise	Total	Carrier	Government	Enterprise	Total

Revenue:
Service bureau and subscriber	$9,577	$—	$10,526	$20,103	$18,695	$—	$22,144	$40,839
Software systems:
Software licenses	5,779	—	29	5,808	7,443	—	61	7,504
Software systems and services	2,465	—	792	3,257	4,324	—	1,774	6,098

Software systems total	8,244	—	821	9,065	11,767		1,835	13,602
Network solutions	—	11,279	—	11,279	—	18,763	—	18,763

Total revenue	$17,821	$11,279	$11,347	$40,447	$30,462	$18,763	$23,979	$73,204

Segment gross profit:
Service bureau and subscriber	$4,755	$—	$2,630	$7,385	$9,545	$—	$5,309	$14,854
Software systems	5,580	—	282	5,862	7,552	—	443	7,995
Network solutions	—	4,233	—	4,233	—	7,518	—	7,518

Total segment gross profit	$10,335	$4,233	$2,912	$17,480	$17,097	$7,518	$5,752	$30,367

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three months ended June 30, 2003				Six months ended June 30, 2003

	Wireless				Wireless
	Carrier	Government	Enterprise	Total	Carrier	Government	Enterprise	Total

Revenue:
Service bureau and subscriber	$8,310	$—	$—	$8,310	$15,865	$—	$—	$15,865
Software systems:
Software licenses	788	—	—	788	3,255	—	—	3,255
Software systems and services	1,492	—	—	1,492	2,633	—	—	2,633

Software systems total	2,280	—	—	2,280	5,888	—	—	5,888
Network solutions	—	9,490	—	9,490	—	17,619	—	17,619

Total revenue	$10,590	$9,490	$—	$20,080	$21,753	$17,619	$—	$39,372

Segment gross profit:
Service bureau and subscriber	$4,349	$—	$—	$4,349	$7,898	$—	$—	$7,898
Software systems	928	—	—	928	2,851	—	—	2,851
Network solutions	—	2,998	—	2,998	—	5,767	—	5,767

Total segment gross profit	$5,277	$2,998	$—	$8,275	$10,749	$5,767	$—	$16,516

      A reconciliation of segment gross profit to net income/(loss) for the respective periods is as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Total segment gross profit	$17,480	$8,275	$30,367	$16,516
Research and development expense	(4,555)	(4,664)	(9,601)	(8,579)
Sales and marketing expense	(3,323)	(2,213)	(6,513)	(4,606)
General and administrative expense	(4,766)	(2,707)	(9,253)	(5,610)
Non-cash stock compensation expense	(346)	(389)	(703)	(762)
Depreciation and amortization of property and equipment	(1,912)	(1,690)	(3,644)	(3,235)
Amortization of acquired intangible assets	(532)	(139)	(1,064)	(277)
Amortization of software development costs	(239)	(7,774)	(326)	(8,804)
Interest expense	(857)	(216)	(1,664)	(492)
Other (expense)/income	(87)	125	(182)	409

Net income/(loss)	$863	$(11,392)	$(2,583)	$(15,440)

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Acquired Intangible Assets and Capitalized Software Development Costs

      Our acquired intangible assets and capitalized software development costs consisted of the following:

	June 30, 2004			December 31, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Contracts	$4,208	$690	$3,518	$—	$—	$—
Customer List	1,942	319	1,623	—	—	—
Trademarks	669	55	614	—	—	—
Software development costs, including acquired technology	1,559	1,080	480	1,272	754	518

Total	$8,378	$2,144	$6,235	$1,272	$754	$518

Estimated future amortization expense:
Six months ending December 31, 2004			$1,242
Year ending December 31, 2005			$2,460
Year ending December 31, 2006			$1,807
Year ending December 31, 2007			$566
Year ending December 31, 2008			$160

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

      The following table summarizes revenue concentrations from our significant customers:

		% of Total Revenue		% of Total Revenue

		For the three	For the three	For the six	For the six
		months ended	months ended	months ended	months ended
Customer	Segment	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Federal Agencies	Government	22%	26%	22%	27%
Customer A	Wireless Carrier	10%	13%	10%	14%
Customer B	Wireless Carrier	Less than 10%	10%	Less than 10%	10%

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

		As of June 30, 2004

		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

Federal Agencies	Government	10%	53%
Customer A	Wireless Carrier	23%	Less than 10%
Customer B	Wireless Carrier	Less than 10%	11%

7.	Stock-Based Compensation

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

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income/(loss), as reported	$863	$(11,392)	$(2,583)	$(15,440)
Add: Stock-based employee compensation expense included in reported net loss	346	389	703	762
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,436)	(1,348)	(4,218)	(2,686)

Pro forma net loss	$(1,227)	$(12,351)	$(6,098)	$(17,364)

Earnings/(loss) per common share:
Basic — as reported	$0.03	$(0.38)	$(0.08)	$(0.52)

Diluted — as reported	$0.02	$(0.38)	$(0.08)	$(0.52)

Basic and diluted — pro forma	$(0.04)	$(0.42)	$(0.19)	$(0.59)

      In calculating the fair value of our stock options using Black-Scholes, we assumed that the expected life was five years for options granted to employees and three years for options granted to non-employees, that the risk free interest rate was 3%, and that there was no dividend yield. We also assumed that the expected volatility of our stock was 119%.

      Prior to our initial public offering in 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of Class A Common Stock at the date of grant. Net income/(loss), as reported, includes $188 and $222 of non-cash stock compensation expense related to these grants for the three-months ended June 30, 2004 and 2003, respectively, and $381 and $595 of expense for the six-months then ended. We expect to record future stock compensation expense of $398 as a result of these option grants that will be recognized over the remaining vesting period of two years.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

      In the second quarter of 2003, we issued restricted stock to directors and certain key executives. The restrictions expire at the end of one year for directors and in annual increments over three years for executives and are based on continued employment. Net income/(loss), as reported, includes $158 and $167 of non-cash stock compensation expense related to these grants for the three-months ended June 30, 2004 and 2003, respectively, and $322 and $167 of expense for the six-months then ended. We expect to record future stock compensation expense of $1,077 as a result of these restricted stock grants that will be recognized over the remaining vesting period for executives.

8.	Long-Term Debt

      To fund the acquisition of the Enterprise assets, on January 13, 2004 the Company raised $21,000 in cash from third-parties through the issuance of (i) convertible subordinated debentures with a face value of $15,000, bearing interest at a stated rate of 3% per annum and due in lump sum on January 13, 2009 in cash or shares of the Company Class A Common Stock at the option of the Company (ii) warrants to purchase 341,072 shares of Class A Common Stock at an exercise price of $6.50 per share and expiring in January 2007, and (iii) 1,364,288 shares of Class A Common Stock. We determined that the value of the Class A Common Stock issued was $7,640 based on the quoted closing price of the Company’s Class A Common Stock on the issue date of $5.60. The difference between the proceeds from the issuance of these shares and their fair value was recognized as a debt discount. The value of the warrants was estimated to be $1,395, determined using the Black-Scholes option-pricing model and was recorded as a debt discount and additional paid-in capital. The convertible subordinated debentures provide for a contractual conversion price of $5.38 per share, and were estimated to have an issuance date beneficial conversion value of $3,662, which was recorded as a debt discount and additional paid-in capital. The resulting carrying value of the debt at issuance was $8,303, net of $6,697 of original issue discount that will be amortized over its five-year term using the effective interest method, which will yield an effective interest rate of 12.6%. As of June 30, 2004, the subordinated convertible debentures had a carrying value of $8,973.

      Additionally, during the three and six months ended June 30, 2004, we borrowed approximately $2,500 and $5,106, respectively, primarily to fund equipment purchases. Approximately $2,606 of the debt, which was borrowed under the terms of a note payable, bears interest at 7.75%, is payable monthly through October 2005, and is secured by the accounts receivable owed to us by certain customers. The remaining $2,500, which was borrowed against our line of credit, bears interest at prime plus 1.0% (minimum prime rate of 4.25%, interest rate of 5.25% as of June 30, 2004), and is payable upon the collection of the receivables collateralizing the loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “believes”, “anticipates”, “intends”, or “expects”. For example, the statements (a) regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (b) regarding our belief that general and administrative expenses will remain higher than 2003 levels and (c) that we expect to realize approximately $34.2 million of backlog during this year and $51.9 million in the next 12 months are forward-looking statements. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward- looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach and maintain profitability as early as anticipated or at all, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) develop software and deliver products and services without any errors or defects, (vi) protect our intellectual property rights, (vii) implement our business strategy (viii) realize backlog, and (vix) achieve continued revenue growth in the foreseeable future for our E9-1-1 business. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

Critical Accounting Policies and Estimates

      The information in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

      Prior to the January 2004 acquisition of the Enterprise Mobility Solutions division of Aether Systems, Inc., we managed our business in three operating segments: Network Software, Service Bureau and Network Solutions. Subsequent to the acquisition, we realigned our segments to better manage the business we operate. Our operating segments include (i) our Wireless Carrier segment, which consists principally of the previous Network Software and Service Bureau segments, and which principally includes our products and services marketed directly to wireless carriers consisting of monthly recurring E9-1-1 and hosted software application offerings as well as software license and service fees (ii) our Government segment, which consists principally of the previous Network Solutions segment, and which includes the design, development, and deployment of information processing and communication systems and related services, and (iii) our Enterprise segment, which comprises the operations we acquired from Aether Systems, Inc. and which offers subscriber-based services as well as software licenses and services for Enterprise customers. The information in this section is presented based on the operating segments through which we manage our business.

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

      Swiftlink®, XYPOINT® and Wireless Internet GatewayTM are trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Quarterly Report on Form 10-Q also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.

Results of Operations

Revenue and Cost of Revenue

      The following discussion addresses the relative revenue and direct cost for each segment of our business:

Wireless Carrier Segment:

      The following table sets forth, for the three- and six-months ended June 30, 2004 and 2003, respectively, a period-over-period comparison of the key components of the revenue and cost of revenue of our Wireless Carrier segment:

	Three Months Ended June 30				Six Months Ended June 30

			2004 vs. 2003				2004 vs. 2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

Service bureau and subscriber revenue	$9.6	$8.3	$1.3	15%	$18.7	$15.9	$2.8	18%
Software systems revenue:
Software licenses	5.8	0.8	5.0	N/M	7.4	3.3	4.2	N/M
Software systems and services	2.5	1.5	1.0	65%	4.3	2.6	1.7	64%

Software systems total	8.2	2.3	6.0	N/M	11.8	5.9	5.9	100%
Segment revenue	17.8	10.6	7.2	68%	30.5	21.8	8.7	40%
Direct cost of service bureau and subscriber	4.8	4.0	0.9	22%	9.2	8.0	1.2	15%
Direct cost of software systems	2.7	1.4	1.3	97%	4.2	3.0	1.2	39%

Segment gross profit*	$10.3	$5.3	$5.1	96%	$17.1	$10.7	$6.3	59%

Percent of revenue	58%	50%			56%	49%

*	See discussion of segment reporting in Note 4 to the accompanying unaudited financial statements.

Service bureau revenue and cost of revenue:

      We market our service bureau and software offerings to wireless carriers. Our service bureau offerings include our E9-1-1, hosted Position Determining Entity (PDE) and Text Message Distribution Center (MDC) applications. Revenue from our service bureau offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E9-1-1 and PDE service fees are primarily dependent on the number of subscribers the carrier covers, Public Service Answering Points (PSAPs) served or carrier cell sites. As the carrier’s number of subscribers, PSAPs, or cell sites increases, the monthly recurring service fees increase. MDC revenue is priced based on message volume. In both the three-month period as well as the six-month period of 2004, our revenue reflected an increase in the number of wireless carriers served as well as the volume served from the customer client base that existed in the respective periods of 2003.

      The direct cost of our service bureau revenue consists primarily of compensation, benefits, travel expenses, and consulting fees incurred when providing our services, as well as the equipment maintenance and circuit costs of our network operations centers circuits utilized for connectivity to carrier customers and local governments’ PSAPs. In both the three-month period as well as the six-month period of 2004, we increased headcount as well as circuit costs required to support this business, resulting in an increase in costs.

Software systems revenue and cost of revenue:

      We market our software systems products and services by responding to requests for proposals, through our direct sales force and through channel partners. We generate software systems revenue from licensing of our software products, and providing related maintenance and deployment services. We also sell custom software applications. The Short Message Service Center (SMSC), TCS Xypoint® Location Platform products, Wireless Messaging Gateway (WMG), as well as alerting and message notification applications are the principal generators of software license fees.

      We sell our software products directly to wireless carriers. Initial licensing fees are a function of the number of subscribers or other measure of usage of our software in the network where our software is deployed. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. Generally, we recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage-of-completion method. We typically measure progress to completion using costs incurred compared to estimated total costs. We recognize estimated losses under long-term contracts in their entirety upon discovery.

      If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Software license fees billed and not recognized as revenue are included in deferred revenue.

      We have also historically sold some of our network software products through channel relationships. This sales process typically includes participation of our engineers along with original equipment manufacturers in presenting our products to prospective customers. In the three-months ended June 30, 2004, software license revenue increased to $5.8 million from $0.8 million in the comparable period last year and in the six-month period ended June 30, 2004 software license revenue increased to $7.4 million from $3.3 million primarily due to a large order for an upgrade of license fees as required based on usage increases. Software license revenue was positively impacted in the three-month and the six-month periods due to revenue that was recognized in 2004 related to a large contract to deliver our location platforms for a new customer in Europe, the revenue from which was higher than a similar project in the prior year comparable periods.

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

      In the three-month period ended June 30, 2004, 64% of software service revenues related to maintenance fees, while 32% related to custom development and implementation fees associated with the delivery of related software applications and the remaining 4% related to third-party hardware and software delivered as part of our packaged software sales. In the comparable period in 2003, 55% of service revenue is related to maintenance fees, while 45% of service revenue was associated with custom development and implementation fees associated with the delivery of related software applications. In the six-month period of 2004, 64% of software service revenues related to maintenance fees, while 33% related to custom development and implementation fees associated with the delivery of related software applications and the remaining 3% related to third-party hardware and software delivered as part of our packaged software sales. In the comparable period in 2003, 62% of service revenue is related to maintenance fees, while 38% of service revenue was associated with custom development and implementation fees associated with the delivery of related software applications.

      The direct cost of our software systems revenue consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses and consulting fees incurred when providing our services. In the three-month periods ended June 30, 2004 and 2003, 15% and 9%, respectively of total direct costs related to the cost of purchased equipment and third-party software delivered as part of our packaged software sales. In the six-month period of 2004 and in 2003, 13% and 9%, respectively, of the total direct costs related to the cost of purchased equipment and third-party software delivered as part of our packaged software sales.

      Gross profit for the Wireless Carrier segment increased to 58% of revenue from 50% of revenue for the three-month periods ended June 30, 2004 and 2003, respectively, and increased to 56% of revenue from 49% of revenue for the six-month periods ended June 30, 2004 and 2003, respectively. The increase for both the three- and six-month periods is primarily attributable to increased sales of high margin software license capacity in 2004.

Government Segment:

      The following table sets forth, for the three- and six-months ended June 30, 2004 and 2003, respectively, a period-over-period comparison of the key components of our Government segment revenue and cost of revenue:

	Three Months Ended June 30				Six Months Ended June 30

			2004 vs.				2004 vs.
			2003				2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

Network solutions revenue	$11.3	$9.5	$1.8	19%	$18.8	$17.6	$1.1	7%
Direct cost of network solutions	7.1	6.5	0.6	9%	11.2	11.9	(0.6)	(5%)

Segment gross profit*	$4.2	$3.0	$1.2	41%	$7.5	$5.8	$1.8	30%

Percent of revenues	38%	32%			40%	33%

*	See discussion of segment reporting in Note 4 to the accompanying unaudited financial statements.

      We generate Government segment revenue from the design, development, assembly and deployment of information processing and communication systems, primarily for government enterprises. Representative examples of recent network solutions projects include delivery of our SwiftLink® product, a lightweight, secure, deployable communications system, to the U.S. Departments of State, Justice, and Defense, and information services systems to local government agencies. SwiftLink® provides secure voice, video and data communications, supports a worldwide network during trips abroad and throughout the United States and provides full network functionality and Internet Protocol telephony capability using landlines and satellite-based technologies. Our Government segment also operates teleport facilities in Baltimore, MD and Manassas, VA, which support the integration of satellite communications and terrestrial wireless broadband with U.S. broadband networks. Through our teleport facilities we offer data connectivity via satellite to and from North and South America, as well as Africa and Europe. We generally provide network solutions under long-term contracts. We recognize revenue under long-term contracts as billable costs are incurred and for fixed-price contracts using the percentage-of-completion method, measured by either total labor hours or total costs incurred compared to total estimated labor hours or costs. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Under our contracts with the U.S. government, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.

      In the three-and six- month periods ended June 30, 2004, approximately 65% and 57%, respectively, of network solutions revenue resulted from the sale of SwiftLink® and related deployable communications systems. In 2004, we also designed, tested and delivered products to government customers related to other satellite-based communication systems and information processing systems for local government agencies as well as for the country of Bahrain. In the three-and six- month periods ended June 30, 2003, approximately 55% and 48%, respectively, of our revenue for this segment resulted from the sale of SwiftLink® and related deployable communication systems, while the remaining amount related to the design, development and operation of other communication systems, as well as the design, testing and delivery of products for several government agencies.

      The direct cost of our network solutions revenue consists of compensation, benefits, travel, satellite “space segment” and airtime. In the three-and six-month periods ended June 30, 2004, approximately 68% and 60%, respectively, of costs were related to purchased equipment components, which we purchase as needed for customer contracts or release from inventory, and the costs of third-party contractors that we engage. Such costs represented 59% and 57% of direct cost of network solutions revenue in the three-month and six-month periods ended June 30, 2003, respectively.

      Gross profit for the Government segment increased to 38% of revenue from 32% of revenue for the three-month periods ended June 30, 2004 and 2003, respectively, and increased to 40% of revenue from 33% of revenue for the six-month periods ended June 30, 2004 and 2003, respectively. The increase for both the three- and six-month periods is primarily attributable to an increased proportion of sales of our SwiftLink® products and related deployable communications systems, which yield higher margins than various other types of projects.

Enterprise Segment:

      The following table sets forth, for the three and six-month periods ended June 30, 2004, the key components of subscriber and software systems revenue and related cost of revenue for the Enterprise segment:

	Three months ended	Six months ended
($ in millions)	June 30, 2004	June 30, 2004

Service bureau and subscriber revenue	$10.5	$22.1
Software systems revenue:
Software systems licenses	—	0.1
Software systems and services	0.8	1.8

Software systems total	0.8	1.8

Total revenue	11.3	24.0

Direct cost of service bureau and subscriber	7.9	16.8
Direct cost of software systems	0.5	1.4

Segment gross profit*	$2.9	$5.8

Percent of revenue	26%	24%

*	See discussion of segment reporting in Note 4 to the accompanying unaudited financial statements.

      No period-over-period comparison between 2003 and 2004 is presented for our Enterprise segment because the Enterprise Mobility Solutions division of Aether Systems, Inc, which makes up the Enterprise segment, was acquired in January 2004.

Subscriber revenue and cost of revenue:

      Our Enterprise segment sells mobile office, mobile finance, and mobile asset services and products to Enterprise customers. Subscriber-based revenue is generated from all three segments. The table below summarizes subscriber-based revenue categorized by type of subscriber:

	Three months ended	Six months ended
Subscriber Type	June 30, 2004	June 30, 2004

Mobile office subscribers	62%	62%
Mobile finance subscribers	25%	24%
Mobile asset subscribers	13%	14%

      Subscriber-based revenue is billed to customers on a monthly basis and is generally cancelable with 30-days notice. Most corporate customers have retained their service for three years or more.

      The direct cost of our subscriber revenue consists primarily of compensation, benefits, travel expenses, airtime charges and consulting fees incurred when providing our services, as well as the equipment maintenance and circuit costs of our network operations centers circuits utilized for connectivity to customer devices.

Major Customers

      For the three and six months ended June 30, 2004, customers that accounted for 10% or more of total revenue were Verizon Wireless and various U.S. Government agencies. The loss of either of these customers would have a material adverse impact on our business. For the six months ended June 30, 2003 customers that accounted for 10% or more of total revenue were Verizon Wireless, United States Cellular Corporation, and various U.S. Government agencies. Verizon Wireless and United States Cellular Corporation are primarily customers of our Wireless

Carrier segment, and the various U.S. government agencies are primarily a customer of our Government segment.

Revenue Backlog

      As of June 30, 2004, we had unfilled orders, or backlog, of approximately $83 million, of which $63 million related to our Wireless Carrier segment, $12 million related to our Government segment and $8 million related to our Enterprise segment. We expect to realize approximately $34 million of this backlog in the balance of this year and $52 million of this backlog in the next twelve months. The remaining backlog primarily represents the balance of multi-year contracts for our service bureau business. Total company backlog at June 30, 2003 was $81 million, of which $72 million related to our Wireless Carrier segment, $9 million related to our Government segment.

      Management utilizes backlog to evaluate financial position as an indicator of committed future revenues. Our backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance, and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

      The following table sets forth, for the three- and six-months ended June 30, 2004 and 2003, respectively, a period-over-period comparison of our research and development expense:

	Three Months Ended June 30				Six Months Ended June 30

			2004 vs.				2004 vs.
			2003				2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

Research and development expense	$4.6	$4.7	$(0.1)	(2)%	$9.6	$8.6	$1.0	12%
Percent of revenue	11%	23%			13%	22%

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

      In 2004, we incurred research and development expenses related to Wireless Carrier and Enterprise software applications, which are being marketed to new and existing customers on a global basis, with emphasis on expanded functionality of our location platform software and E9-1-1 application. In 2003, the research and development expenditures were primarily incurred in the development of our Wireless Carrier software and E9-1-1 application. Research and development expenditures remained relatively constant between 2004 and 2003 while these expenses as a percentage of revenue decreased in 2004. The decrease as a percentage of revenue is primarily the result of increased revenues in 2004 due to the Enterprise acquisition and the significant increase of software license revenue in 2004. Management continually assesses our spending on research and development to ensure resources are focused on products that are expected to achieve the highest level of success.

Sales and marketing expense:

      The following table sets forth, for the three- and six-months ended June 30, 2004 and 2003, respectively, a period-over-period comparison of our sales and marketing expenses:

	Three Months Ended June 30				Six Months Ended June 30

			2004 vs.				2004 vs.
			2003				2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

Sales and marketing expense	$3.3	$2.2	$1.1	50%	$6.5	$4.6	$1.9	41%
Percent of total revenue	8%	11%			9%	12%

      Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationship with original equipment manufacturers to market our software products to wireless carrier customers. We sell our network solutions primarily through direct sales professionals. Costs incurred for sales and marketing increased in 2004 from 2003 due to increased costs associated with addressing the Enterprise market. We expect our sales and marketing expense to increase in 2004 as a result of our acquisition of the Enterprise segment. Such costs may fluctuate quarter-to-quarter depending on spending on tradeshows and variable compensation based on levels of revenue.

General and administrative expense:

      The following table sets forth, for the three- and six-months ended June 30, 2004 and 2003, respectively, a period-over-period comparison of our general and administrative expense:

	Three Months Ended June 30				Six Months Ended June 30

			2004 vs.				2004 vs.
			2003				2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

General and administrative expense	$4.8	$2.7	$2.1	76%	$9.3	$5.6	$3.6	65%
Percent of total revenue	12%	14%			13%	14%

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

Non-cash stock compensation expense:

      The following table sets forth, for the three- and six-months ended June 30, 2004 and 2003, respectively, a period-over-period comparison of our non-cash stock compensation expense:

	Three Months Ended June 30				Six Months Ended June 30

			2004 vs.				2004 vs.
			2003				2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

Non-cash stock compensation expense	$0.3	$0.4	$0.0	(11%)	$0.7	$0.8	$0.1	(8%)

      Prior to our initial public offering in 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of Class A Common Stock at the date of grant. Net income/(loss), as reported, includes $188 and $222 of non-cash stock compensation expense related to these grants for the three month periods ended June 30, 2004 and 2003, respectively, and $381 and $595 of expense for the six month periods then ended. We expect to record future stock compensation expense of $398 as a result of these option grants that will be recognized over the remaining vesting period of two years.

      In the second quarter of 2003, we issued restricted stock to directors and certain key executives. The restrictions expire at the end of one year for directors and in annual increments over three years for executives and are based on continued employment. Net income/(loss), as reported, includes $158 and $167 of non-cash stock compensation expense related to these grants for the three month periods ended June 30, 2004 and 2003, respectively, and $322 and $167 of expense for the six month periods then ended. We expect to record future stock compensation expense of $1,077 as a result of these restricted stock grants that will be recognized over the remaining vesting period for executives.

Depreciation and amortization of property and equipment:

      The following table sets forth, for the three- and six-months ended June 30, 2004 and 2003, respectively, a period-over-period comparison of our depreciation and amortization of property and equipment:

	Three Months Ended June 30				Six Months Ended June 30

			2004 vs.				2004 vs.
			2003				2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

Depreciation and amortization of property and equipment	$1.9	$1.7	$0.2	13%	$3.6	$3.2	$0.4	13%
Gross cost of property and equipment at period-end	$39.6	$28.4	$11.3	40%	$39.6	$28.4	$11.3	40%

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

Amortization of software development costs:

      The following table sets forth, for the three- and six-months ended June 30, 2004 and 2003, respectively, a period-over-period comparison of our amortization of software development costs:

	Three Months Ended June 30				Six Months Ended June 30

			2004 vs.				2004 vs.
			2003				2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

Amortization of software development costs	$0.2	$7.8	$(7.6)	(97%)	$0.3	$8.8	$(8.5)	(96%)
Percent of network software license revenue	4%	N/M			4%	N/M

      We capitalize software development costs after we establish technological feasibility, and amortize those costs over the estimated useful lives of the software beginning on the date when the software is first installed and used. We calculate amortization of software development costs on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product, which is never greater than three years. We also compute amortization of software development costs using the ratio that current revenue for the product bears to the total current and anticipated future revenues for that product. If this revenue curve method results in amortization greater than the amount computed using the straight-line method, we record amortization at that greater amount. Amortization as a percentage of software license fees is generally a higher percentage in the early stages of a product’s life cycle. Our policies to determine when to capitalize software development costs and how much to amortize in a given period require us to make subjective estimates and judgments. If our software products do not achieve the level of market acceptance that we expect and our future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods. In 2004 these expenses were lower than in 2003 primarily due to the lower remaining balance of capitalized software development costs. Additionally, in connection with the acquisition of the Enterprise segment, we recorded $0.3 million of developed technology, which is being amortized over its estimated useful life of 3 years.

      Amortization of acquired intangible assets: The acquired intangible assets associated with our acquisition of the Enterprise segment are being amortized over their useful lives of between 3 and 5 years. The expense recognized in 2004 relates to the intangible assets acquired in the acquisition. The expense in 2003 related to the amortization of the Xypoint trade name that was amortized based on its estimated useful life of three years using the straight-line method and was fully amortized by December 31, 2003.

Interest expense:

      The following table sets forth, for the three- and six-months ended June 30, 2004 and 2003, respectively, a period-over-period comparison of our components of interest expense:

	Three Months Ended June 30				Six Months Ended June 30

			2004 vs.				2004 vs.
			2003				2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

Interest expense incurred on notes payable	$0.2	$0.1	$0.1	100%	$0.5	$0.2	$0.3	150%
Interest expense incurred on capital lease obligations	0.1	0.1	—	—	0.1	0.3	(0.1)	100%
Interest expense incurred on convertible subordinated debentures	0.1	—	0.1	N/M	0.2	—	0.2	N/M
Amortization of deferred commitment fees	0.1	—	0.1	100%	0.2	0.1	0.1	100%
Amortization of debt discount	0.4	—	0.4	N/M	0.7	—	0.7	N/M

Total interest expense	$0.9	$0.2	$0.7	N/M	$1.7	$0.5	$1.2	N/M

      Interest expense is incurred under notes payable, a line of credit, and capital lease obligations. Interest, under the terms of our notes payable, is primarily at stated interest rates of 7.75% while the portions related to the line of credit and an equipment loan are at variable rates equal to 5.25% and 5.5%, respectively, as of July 30, 2004. We made a draw of $2.5 million on our line of credit in June 2004. Because the balance of notes payable has increased versus the prior period, the related interest expense has also increased. Our capital lease obligations include interest at various amounts depending on the lease arrangement and are generally at slightly higher rates than those incurred under notes payable. The balance of our total capital lease obligations has decreased since 2003. Therefore, the related interest expense was also lower. Interest expense incurred on the convertible subordinated debentures issued in connection with our recent acquisition of the Enterprise segment accrues at the rate of 3% of the face value of the note but may be payable in cash or stock. Debt discount relates to the amount of discount computed as part of that private placement. Such discount is recorded as a reduction of debt and is being amortized over the life of the convertible subordinated debenture of 5 years. The deferred commitment fees relate to the up-front payment of fees that were incurred to secure our notes payable and our revolving line of credit facility and are being amortized over the term of the note or, in the case of the line of credit, the life of the facility, which expires in April 2006.

Other (expense)/income, net:

      Other (expense)/income consists primarily of foreign currency translation/transaction gain or loss. We record the effects of foreign currency translation on our receivables that are stated in currencies other than our functional currency. Investment income earned on cash equivalents, income related to a loan-to-grant program provided by the State of Maryland, and miscellaneous other gains or losses are also recorded as a component of other (expense)/income. The other components of other (expense)/income typically remain comparable between periods, and changes in other (expense)/income are primarily attributable to changes in the foreign currency translation/transaction gain or loss recorded for the period.

Income taxes:

      Because we have generated significant net operating losses since 1999, no provision for federal or state income taxes has been made for the three or six month periods ended June 30, 2004 or any portion of 2003. We have recorded a full valuation allowance for deferred tax assets as a result of our inability to determine the realizability of our net operating loss carry-forwards.

Liquidity and Capital Resources

      The following table sets forth, for the six-months ended June 30, 2004 and 2003, respectively, a period-over-period comparison of key components of our liquidity and capital resources:

			2004 vs. 2003

($ in millions)	2004	2003	$	%

Net cash provided by (used in):
Operating activities	$(2.9)	$(8.0)	$5.0	(63%)
Investing activities	(22.2)	(4.2)	18.0	N/M
Financing activities	22.1	0.3	21.8	N/M
Adjusted operating income/(loss), excluding non-cash charges (see reconciliation below)	4.5	(1.4)	5.8	N/M
Purchases of property and equipment	(4.9)	(2.4)	(2.5)	N/M
Capitalized software development costs	—	(1.9)	1.9	100%
Payments under long-term debt and lease obligations	(3.9)	(2.4)	(1.5)	(61%)
Proceeds from issuance of Class A Common Stock and Convertible subordinated debentures	21.0	—	21.0	N/M
Proceeds from long-term debt	5.0	2.6	2.4	91%
Proceeds from exercise of employee stock options	1.1	0.1	1.0	N/M
Financing fees paid related to debenture and stock issued to fund the acquisition of the Enterprise segment	(1.1)	—	(1.1)	N/M
Effect of change in foreign currency exchange rates on cash	—	—	—	N/M

Cash and cash equivalents	15.8	15.5	0.2	2%
Changes in:
Accounts receivable, net	(0.2)	5.5	(5.7)
Unbilled receivables	(4.7)	(2.2)	(2.5)
Inventory	(1.8)	—	(1.8)
Other current assets	(0.4)	(0.1)	(0.4)
Accounts payable and accrued expenses	(0.2)	(8.7)	8.6
Accrued payroll and related liabilities	(0.4)	0.2	(0.6)
Deferred revenue	0.4	(0.3)	0.8
Days revenues outstanding in accounts receivable including unbilled receivables	91	117

      We have funded our operations and capital expenditures primarily using revenue from our operations as well as the net proceeds from our initial public offering in August 2000, which generated cash of approximately $83.2 million, leasing activities, issuance of long-term debt, and the private placement of our securities in connection with our recent acquisition (as described below).

      We currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditures needs for the next twelve months. We may consider raising capital in the public markets as a means to meet our debt obligations or repay the amount of debt secured under the terms of the convertible subordinated debentures. While unanticipated events and opportunities may make it necessary for us to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

      Operating cash flows improved in 2004 primarily as a result of improvements in gross profit from higher revenue. Management believes that an important measure of cash flow from operating results is a measure of adjusted operating income/(loss), excluding non-cash charges. Management considers adjusted operating income/(loss), excluding non-cash charges in addition to, but not as a substitute for, earnings measured in accordance with generally accepted accounting principles, because it is indicative of the availability of discretionary funds and the capacity to service debt. Adjusted operating income/(loss), excluding non-cash charges is a non-GAAP financial measure, which indicates the amount of cash generated from/(used in) the operations of the business, before the impact of changes in working capital. The following table sets forth the calculation of adjusted operating income/(loss), excluding non-cash charges from our Consolidated Statements of Operations for the three-and six-months ended June 30, 2004 and 2003, respectively:

	Three Months		Six Months Ended
	Ended June 30		June 30

($ in millions)	2004	2003	2004	2003

Net income/(loss)	$0.9	$(11.4)	$(2.6)	$(15.4)
Non-cash charges included in net loss:
Depreciation and amortization of property and equipment	1.9	1.7	3.6	3.2
Non-cash stock compensation expense	0.3	0.4	0.7	0.8
Amortization of acquired intangible assets	0.5	0.1	1.1	0.3
Amortization of software development costs	0.2	7.8	0.3	8.8
Amortization of deferred debt discount, financing fees and commitment fees	0.6	—	1.1	0.1

Adjusted operating income/(loss), excluding non-cash charges	$4.5	$(1.4)	$4.3	$(2.3)

      The favorable change in adjusted operating income/(loss) for the three months and six months ended June 30, 2004 was $5.9 and $6.6 million, respectively, lowering the need for external financing.

      Net cash used in investing activities increased in 2004 from 2003 primarily related to the acquisition of the Enterprise segment that was consummated in January 2004. In 2004, the total cash used for the purchase of property and equipment and development of our software products was $4.9 million while they were $4.3 million in 2003. The increase in 2004 is primarily related to an increase in the purchase of property and equipment required for our network operations center including the cost of leasehold improvements related to the move into new office space, our software development efforts, and our corporate administrative support. This increase is offset by a reduction in capitalized software development costs due to completion of certain software development projects that were under development in prior years.

      Net cash provided by financing activities increased in 2004 from previous year levels as we secured $21.0 million in financing to fund our acquisition of the Enterprise segment. This amount was somewhat offset by financing fees of $1.1 million paid to secure such funding. Additionally, we received $2.5 million under the terms of a note payable and $2.5 million borrowed against our bank line of credit, principally to fund capital expenditure needs while meeting our commitment to repay lease and long-term debt obligations.

      Under our bank credit agreement, we can borrow an amount equal to up to 80% of receivables less than 90 days old. The line of credit is secured by accounts receivable and bears interest at the prime rate plus 1.25% for equipment loans and at the prime rate plus 1.0% for all other loans, with a minimum prime rate of 4.25% (borrowing rates of 5.5% and 5.25%, respectively, at June 30, 2004). As part of this agreement, we have borrowed $2.5 million as an equipment loan, secured by purchased equipment, for a term of three years. The equipment loan was drawn in full. We have also borrowed $2.5 million against the line of credit as of June 30, 2004. As of July 15, 2004, there were no other borrowings outstanding under the bank agreement. The line of credit will expire in April 2006.

      Effective January 1, 2004, we acquired the Enterprise Mobility Solutions division of Aether Systems, Inc. Consideration for the acquisition was valued at approximately $20 million, consisting of $18.1 million in cash, $1 million in the form of a note payable and 204,020 newly issued shares of Class A Common Stock. Concurrent with the acquisition, we closed on $21.0 million of financing with two accredited institutional investors, which included a subordinated convertible debenture with stated principal of $15 million, bearing interest at a stated rate of 3% per annum and due in lump sum on January 13, 2009 in cash or shares of our Class A Common Stock at the option of the Company, approximately 1.4 million newly issued shares of our Class A Common Stock and warrants to purchase 341,072 shares of our Class A Common Stock at an exercise price of $6.50 per share, expiring in January 2007. The majority of the proceeds from this financing transaction were used to fund the purchase of the acquired assets.

Off-Balance Sheet Arrangements

      We are not a party to any off-balance sheet financing arrangements.

Commitments

      As of June 30, 2004, our most significant commitments consisted of long-term debt, including convertible subordinated debentures, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of June 30, 2004 our commitments consisted of the following:

	Within
	12	1-3	3-5	More than
($ in millions)	Months	years	years	5 years	Total

Notes payable	$10.3	$4.4	$—	$—	$14.7
Convertible subordinated debenture	—	—	15.0	—	15.0
Capital lease obligations	1.5	1.1	—	—	2.6
Operating leases	3.3	3.4	3.1	1.7	11.5

	$15.1	$8.9	$18.1	$1.7	$43.8

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

Interest Rate Risk

      As of June 30, 2004, we had $6.9 million available and unused under the line of credit. As of July 15, 2004, $2.0 million was outstanding under the terms of an equipment loan that was secured by purchased equipment, bearing interest at 5.5% and payable monthly through December 2006. As of the same date, $2.5 million was drawn against the line of credit and secured by accounts receivable, bearing interest at 5.25% and payable upon the collection of the receivables collateralizing the loan. A hypothetical 100 basis point adverse movement (increase) in the prime rate would have increased our interest expense for the three- and six-month periods ended June 30, 2004 by approximately $11,000 and $22,000, respectively, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

      At June 30, 2004, we had cash and cash equivalents of $15.8 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have decreased our interest income for the three- and six-month periods ended June 30, 2004 by approximately $45,000 and $86,000, respectively, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

      There have not been any material changes to our interest rate risk as described in Item 7A of our 2003 Annual Report on Form 10-K.

Foreign Currency Risk

      As of June 30, 2004, we had approximately $1.3 million in accounts receivable and $1.5 million in unbilled receivables that are exposed to foreign currency exchange risk. We record transaction gains or losses as a component of other (expense)/ income in our Consolidated Statements of Operations. There have not been any material changes to our foreign currency risk as described in Item 7A of our 2003 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

      As of the end of the period ending June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      (a) None

      (b) None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit
Numbers	Description

3(i).1	Amended and Restated Articles of Incorporation
3(i).2	Second Amended and Restated By-Laws
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

      On April 28, 2004, we filed a Form 8-K attaching a press release announcing the Registrant’s financial information for the fiscal quarter ended March 31, 2004. This Current Report on Form 8-K was furnished, not filed, to the Commission in accordance with General Instruction B.6. of the General Instructions to Form 8-K.

      On June 30, 2004, we filed a Form 8-K attaching a press release announcing information concerning its revenue and earnings expectations for the periods ending June 30, 2004. This Current Report on Form 8-K was furnished, not filed, to the Commission in accordance with General Instruction B.6. of the General Instructions to Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of August 2004.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ MAURICE B. TOSÉ

Maurice B. Tosé
Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MAURICE B. TOSÉ Maurice B. Tosé August 3, 2004	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr. August 3, 2004	Senior Vice President and Chief Financial Officer (Principal Financial Officer)