Form 10-Q
period 2004-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2004-11-15
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2004
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

Shares outstanding
as of October 31,
Title of Each Class	2004

Class A Common Stock, par value $0.01 per share	27,412,945
Class B Common Stock, par value $0.01 per share	8,529,101

Total Common Stock Outstanding	35,942,046

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenue:
Service bureau and subscriber	$19,368	$8,832	$60,207	$24,697
Software systems:
Software licenses	1,358	2,177	8,862	5,432
Software systems and services	3,723	1,563	9,821	4,196

Software systems total	5,081	3,740	18,683	9,628
Network solutions	13,588	15,675	32,351	33,294

Total revenue	38,037	28,247	111,241	67,619
Direct costs of revenue:
Direct cost of service bureau and subscriber revenue	11,959	4,138	37,944	12,105
Direct cost of software systems revenue, including amortization of software development costs of $77, $123, $403, and $8,927, respectively	3,652	1,909	9,585	13,750
Direct cost of network solutions revenue	9,292	10,501	20,537	22,353

Total direct costs of revenue	24,903	16,548	68,066	48,208
Service bureau and subscriber gross profit	7,409	4,694	22,263	12,592
Software systems gross profit/(loss)	1,429	1,831	9,098	(4,122)
Network solutions gross profit	4,296	5,174	11,814	10,941

Total gross profit	13,134	11,699	43,175	19,411
Operating costs and expenses:
Research and development expense	4,798	4,109	14,399	12,688
Sales and marketing expense	3,080	2,068	9,593	6,674
General and administrative expense	5,121	2,725	14,374	8,335
Non-cash stock compensation expense (see detail below)	247	412	950	1,174
Depreciation and amortization of property and equipment	2,015	1,710	5,659	4,945
Amortization of acquired intangible assets	532	138	1,596	415

Total operating costs and expenses	15,793	11,162	46,571	34,231

(Loss)/income from operations	(2,659)	537	(3,396)	(14,820)
Interest expense	(665)	(282)	(2,329)	(774)
Other income/(expense), net	79	251	(103)	660

Net (loss)/income	$(3,245)	$506	$(5,828)	$(14,934)

(Loss)/earnings per share — basic	$(0.10)	$0.02	$(0.18)	$(0.50)

(Loss)/earnings per share — diluted	$(0.10)	$0.02	$(0.18)	$(0.50)

Weighted average shares outstanding — basic	33,587	29,802	32,683	29,661
Weighted average shares outstanding — diluted	33,587	32,668	32,683	29,661

Composition of non-cash stock compensation expense:
Direct costs of revenue	$9	$23	$44	$76
Research and development expense	28	62	114	212
Sales and marketing expense	10	49	46	168
General and administrative expense	200	278	746	718

Total non-cash stock compensation expense	$247	$412	$950	$1,174

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 30,	December 31,
	2004	2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,985	$18,785
Accounts receivable, net of allowance of $1,632 in 2004 and $393 in 2003	28,930	20,208
Unbilled receivables	13,621	8,862
Inventory	3,386	451
Other current assets	4,678	1,915

Total current assets	65,600	50,221
Property and equipment, net of accumulated depreciation and amortization of $26,584 in 2004 and $20,925 in 2003	16,917	11,449
Software development costs, net of accumulated amortization of $1,157 in 2004 and $754 in 2003	2,985	518
Acquired intangible assets, net of accumulated amortization of $1,596 in 2004	6,411	—
Goodwill	15,563	—
Other assets	2,531	3,092

Total assets	$110,007	$65,280

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$15,466	$8,817
Accrued payroll and related liabilities	4,228	3,331
Deferred revenue	5,649	1,683
Current portion of notes payable	11,662	5,698
Current portion of capital lease obligations	2,498	2,154

Total current liabilities	39,503	21,683
Capital lease obligations and notes payable, less current portion	5,409	6,746
Convertible subordinated debentures, net of discount of $5,804 in 2004	9,196	—
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 27,252,986 in 2004 and 22,062,974 in 2003	273	221
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 8,686,801 in 2004 and 9,363,688 in 2003	87	94
Deferred compensation	(932)	(1,399)
Additional paid-in capital	193,655	169,256
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(35)	—
Accumulated deficit	(137,149)	(131,321)

Total stockholders’ equity	55,899	36,851

Total liabilities and stockholders’ equity	$110,007	$65,280

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity

(amounts in thousands, except share data)
(unaudited)

					Accumulated
	Class A	Class B		Additional	Other
	Common	Common	Deferred	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Compensation	Capital	Loss	Deficit	Total

Balance at January 1, 2004	$221	$94	$(1,399)	$169,256	$—	$(131,321)	$36,851
Options exercised for the purchase of 460,656 shares of Class A Common Stock	5	—	—	963	—	—	968
Issuance of 57,454 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	—	269	—	—	270
Issuance of 1,568,308 shares of Class A Common Stock in connection with the Enterprise acquisition and related financing, net of issuance costs	16	—	—	8,366	—	—	8,382
Issuance of 2,500,000 shares of Class A Common Stock in connection with a private equity offering, net of issuance costs	25	—	—	9,395	—	—	9,420
Issuance of 45,376 shares of Class A Common Stock for interest incurred on convertible subordinated debentures	—	—	—	210	—	—	210
Surrender of 79,563 restricted shares of Class A Common Stock as payment for payroll tax withholdings	(1)	—	—	(449)	—	—	(450)
Fair value of beneficial conversion feature of convertible subordinated debentures	—	—	—	3,662	—	—	3,662
Issuance of warrants to purchase 341,072 shares of Class A Common Stock	—	—	—	1,395	—	—	1,395
Conversion of 676,887 shares of Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	483	—	—	483
Amortization of deferred compensation expense	—	—	467	—	—	—	467
Change in value of options issued to non-employees for service	—	—	—	105	—	—	105
Foreign currency translation adjustment	—	—	—	—	(35)	—	(35)
Net loss for the nine months ended September 30, 2004	—	—	—	—	—	(5,828)	(5,828)

Balance at September 30, 2004	$273	$87	$(932)	$193,655	$(35)	$(137,149)	$55,899

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)
(unaudited)

	Nine months ended
	September 30,

	2004	2003

Operating activities:
Net loss	$(5,828)	$(14,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	5,659	5,149
Amortization of acquired intangible assets	1,596	415
Non-cash employee compensation expense	950	1,144
Amortization of software development costs	403	8,927
Amortization of debt discount	893	—
Amortization of deferred financing fees included in interest expense	328	111
Other non-cash expenses	179	—
State of Maryland loan forgiveness	(100)	(100)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,512)	1,503
Unbilled receivables	(4,759)	(4,013)
Inventory	(2,329)	—
Other current assets	(784)	(1,288)
Accounts payable and accrued expenses	(2,255)	(3,837)
Accrued payroll and related liabilities	(138)	168
Deferred revenue	1,162	(580)

Net cash used in operating activities	(6,535)	(7,335)
Investing activities:
Acquisitions, net of cash acquired	(24,476)	—
Purchases of property and equipment	(5,320)	(3,345)
Change in other assets	1,837	(529)
Capitalized software development costs	—	(1,865)

Net cash used in investing activities	(27,959)	(5,739)
Financing activities:
Payments on long-term debt and capital lease obligations	(6,375)	(3,840)
Proceeds from issuance of Class A Common Stock and Convertible subordinated debentures	29,970	—
Financing fees related to issuance of Class A Common Stock and Convertible subordinated debentures	(1,650)	—
Proceeds from draws on short-term line of credit, net	5,000	—
Proceeds from issuance of long-term debt	2,500	5,266
Proceeds from exercise of employee stock options and sale of stock	1,238	372

Net cash provided by financing activities	30,683	1,798

Net decrease in cash	(3,811)	(11,276)
Effect of exchange rates on cash and cash equivalents	11	—
Cash and cash equivalents at the beginning of the period	18,785	27,402

Cash and cash equivalents at the end of the period	$14,985	$16,126

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

September 30, 2004
(amounts in thousands, except per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2003 Annual Report on Form 10-K, as amended.

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

Effective September 20, 2004, we acquired substantially all of the assets of Kivera, Inc. (“Kivera”) in accordance with a Purchase Agreement dated as of August 31, 2004 (the “Kivera Acquisition”). The operations for this newly acquired business have been included in the consolidated financial statements as of September 20, 2004. All intercompany balances and transactions have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Software Development Costs. We capitalize software development costs after we establish technological feasibility, and amortize those costs over the estimated useful lives of the software beginning on the date when the software is first installed and used. Acquired technology from the Enterprise Acquisition and the Kivera Acquisition, representing the estimated value of the proprietary technology acquired in each acquisition, has also been recorded as capitalized software development costs.

For costs incurred by the Company, amortization is computed on a product-by-product basis using the straight-line method over the product’s estimated useful life, which is never greater than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product. If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. Our policies to determine when to capitalize software development costs and how much to amortize in a given period require us to make subjective estimates and judgments. If our software products do not achieve the level of market acceptance that we expect and our future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods. Amortization for acquired technology is calculated using the ratio of the estimated future cash flows generated in each period to the estimated total cash flows to be contributed from each product.

The amortization of capitalized software development costs has been recorded as a component of the direct cost of software systems revenue in the accompanying Consolidated Statement of Operations.

Acquired Intangible Assets. In conjunction with the Enterprise Acquisition and the Kivera Acquisition, we acquired customer contracts, customer lists, developed technology, patents, copyrights, domain names, and trademarks that will be amortized over their respective estimated useful lives.

The intangible assets acquired in the Enterprise Acquisition were determined to have useful lives of 3 – 5 years, with a weighted-average useful life of 4.1 years, based on the ratio of the estimated cash flows generated in each period to the estimated total cash flows to be contributed from each asset.

The intangible assets acquired in the Kivera Acquisition were determined to have useful lives of 5 – 19 years, with a weighted-average useful life of 7.3 years, based on the estimated cash flows to be contributed from each asset. We expect the valuation of these assets to be completed in the fourth quarter of 2004, and we will amortize the assets using the straight-line method beginning in the fourth quarter of 2004.

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

Other Comprehensive Income/loss. Comprehensive income includes changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income/loss refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

excluded from net income. For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments for our international subsidiaries are included as a separate component of accumulated other comprehensive loss in stockholders’ equity.

Stock-Based Compensation and Deferred Compensation. We have two stock-based employee compensation plans, which are described more fully in Note 9. We record compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Under APB No. 25, compensation expense is recorded pro-rata over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. The related compensation constitutes portions of our direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in the table presented with our Consolidated Statement of Operations.

Additionally, we issue restricted stock to directors and certain key executives as deferred compensation. The restrictions expired at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. The fair value of the restricted stock on the date of issuance is recognized as deferred compensation and amortized to non-cash stock compensation expense using the straight-line method during the period over which the restrictions expire.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.

Significant Accounting Policies Related to our Newly Acquired Enterprise Segment:

Revenue. Our Enterprise segment sells mobile office, mobile finance, and mobile asset services and products to enterprise customers. We derive revenues primarily from subscriber-based service fees, device sales, installation, activation fees, software system, and software services. Revenue from service fees, device sales, and installation is recognized in the period earned. Revenue from activation fees is recognized ratably over the determinable portion of the customer contract, which is typically twelve months. Software systems and services revenue is recognized in accordance with our existing policy for software revenue as described in our Annual Report on Form 10-K.

2.	Enterprise Acquisition and Related Financing

      Effective January 1, 2004, we acquired the Enterprise segment from Aether Systems, Inc. in accordance with a Purchase Agreement dated as of December 18, 2003.

      The Enterprise segment provides wireless data solutions, uniting messaging, synchronization and web technologies. These solutions include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers. The Enterprise segment is a leading reseller of BlackberryTM devices and provides real-time financial market data to wireless device users under annual subscriber contracts in the U.S. and Europe. As a result of the acquisition of the Enterprise segment, we believe that we have expanded our product offerings to both new and existing customers, expanded international sales, and provided broader technology and expertise to our customers.

      The aggregate purchase price for the Enterprise segment was approximately $22,406, consisting of cash payments of $18,150, a note payable in the amount of $1,000, bearing interest

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

at the prime interest rate, and 204,020 shares of our Class A Common Stock, valued at $1,056, based on the average closing price for the five days immediately preceding the closing of the Enterprise Acquisition. In addition, management expects to incur approximately $2,200 of costs directly related to the acquisition. The total purchase price has been allocated based on valuation procedures performed on the acquired assets and assumed liabilities, with the excess of the purchase price over the assets acquired and liabilities assumed being allocated to goodwill. The valuation has resulted in the recognition of $13,802 of goodwill. This goodwill has been allocated to the Enterprise segment, and we expect it to be deductible for tax purposes.

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

      The following unaudited consolidated pro forma results of operations of the Company for the three- and nine-month periods ended September 30, 2003, gives effect to the Enterprise Acquisition (which was effective as of January 1, 2004) as though it had occurred on January 1, 2003:

	Three months	Nine months
	Ended	Ended
	September 30, 2003	September 30, 2003

Revenue	$41,746	$108,792
Loss from operations	(985)	(17,841)
Net loss	(1,507)	(19,446)

Loss per common share:
Basic and diluted	$(0.05)	$(0.62)

      The pro forma results include the estimated amortization of intangibles, estimated depreciation of the fair value of the property, plant and equipment acquired, and the recognition of interest expense related to financing the acquisition. The pro forma results are not necessarily indicative of

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

the results that would have occurred if the acquisition had actually been completed on January 1, 2003 and do not reflect the reduction in recurring costs during the latter part of 2003, nor are they necessarily indicative of future consolidated results.

3.	Kivera Acquisition

      On September 20, 2004, we acquired substantially all of the assets of Kivera, Inc., a provider of internet-based location application software and geo-data professional services for approximately $5,500 in cash. In addition, management expects to incur approximately $10 of costs directly related to the acquisition. This step provided a buy-vs.-build opportunity for the Company, as Kivera’s software platform integrates easily with existing wireless carrier network elements and location platforms. Kivera’s technology can interoperate with our Xypoint® Location Platform (XLP).

      The purchase price has been preliminarily allocated to the assets acquired and liabilities, assumed, pending the completion of a final valuation and purchase price allocation. We expect to have the valuation completed during 2004. The preliminary purchase price allocation has resulted in the excess purchase price over net assets acquired being allocated to goodwill.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Assets:
Accounts receivable, net	$156
Other current assets	182
Property and equipment	216
Acquired software development costs	2,583
Acquired intangible assets	1,188
Goodwill	1,761
Other assets	70

Total assets	6,156

Liabilities:
Accounts payable and accrued expenses	164
Deferred revenue	482

Total liabilities	646

Net assets acquired	$5,510

      The Consolidated Balance Sheet as of September 30, 2004 reflects this preliminary allocation. The Kivera operations have been included in our consolidated results of operations as of September 20, 2004. The pro forma statement of operations information is omitted because the Kivera Acquisition did not have a significant impact on our results of operations or loss per share attributable to common stockholders for the periods ended September 30, 2004 and 2003.

4.	Supplemental Disclosure of Cash Flow Information

      Property and equipment acquired under capital leases totaled $3,176 during the three months ended September 30, 2004. We did not acquire any property and equipment under capital leases during the three months ended September 30, 2003. Property and equipment acquired under capital leases totaled $4,841 and $179 during the nine months ended September 30, 2004 and 2003, respectively.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

      Interest paid totaled $337 and $236 during the three months ended September 30, 2004 and 2003, respectively, and $898 and $728 during the nine months ended September 30, 2004 and 2003, respectively.

5.	Segment Information

      Subsequent to the Enterprise Acquisition in January 2004, we realigned our business across three market segments: (i) our Wireless Carrier segment, which consists principally of our products and services marketed directly to wireless carriers consisting of monthly recurring E9-1-1 and hosted software application offerings as well as software license and service fees, (ii) our Government segment, which includes the design, development and deployment of information processing and communication systems and related services to government agencies, and (iii) our Enterprise segment, which offers subscriber-based services as well as software licenses and services to enterprise customers.

      Management evaluates performance based on gross profit. Gross profit is defined as revenue less direct cost of revenue, excluding non-cash stock compensation expense, which under GAAP, is considered in determining gross profit. We have restated prior period segment information for comparative purposes.

	Three months ended September 30, 2004				Nine months ended September 30, 2004

	Wireless				Wireless
	Carrier	Government	Enterprise	Total	Carrier	Government	Enterprise	Total

Revenue:
Service bureau and subscriber	$9,383	$—	$9,985	$19,368	$28,078	$—	$32,129	$60,207
Software systems:
Software licenses	1,238	—	120	1,358	8,681	—	181	8,862
Software systems and services	2,381	—	1,342	3,723	6,706	—	3,115	9,821

Software systems total	3,619	—	1,462	5,081	15,387	—	3,296	18,683
Network solutions	—	13,588	—	13,588	—	32,351	—	32,351

Total revenue	$13,002	$13,588	$11,447	$38,037	$43,465	$32,351	$35,425	$111,241

Segment gross profit:
Service bureau and subscriber	$5,250	$—	$2,159	$7,409	$14,791	$—	$7,472	$22,263
Software systems	1,105	—	324	1,429	8,408	—	690	9,098
Network solutions	—	4,296	—	4,296	—	11,814	—	11,814

Total segment gross profit	$6,355	$4,296	$2,483	$13,134	$23,199	$11,814	$8,162	$43,175

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three months ended September 30, 2003				Nine months ended September 30, 2003

	Wireless				Wireless
	Carrier	Government	Enterprise	Total	Carrier	Government	Enterprise	Total

Revenue:
Service bureau and subscriber	$8,832	$—	$—	$8,832	$24,697	$—	$—	$24,697
Software systems:
Software licenses	2,177	—	—	2,177	5,432	—	—	5,432
Software systems and services	1,563	—	—	1,563	4,196	—	—	4,196

Software systems total	3,740	—	—	3,740	9,628	—	—	9,628
Network solutions	—	15,675	—	15,675	—	33,294	—	33,294

Total revenue	$12,572	$15,675	$—	$28,247	$34,325	$33,294	$—	$67,619

Segment gross profit:
Service bureau and subscriber	$4,694	$—	$—	$4,694	$12,592	$—	$—	$12,592
Software systems	1,831	—	—	1,831	(4,122)	—	—	(4,122)
Network solutions	—	5,174	—	5,174	—	10,941	—	10,941

Total segment gross profit	$6,525	$5,174	$—	$11,699	$8,470	$10,941	$—	$19,411

      A reconciliation of segment gross profit to net (loss)/income for the respective periods is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Total segment gross profit	$13,134	$11,699	$43,175	$19,411
Research and development expense	4,798	4,109	14,399	12,688
Sales and marketing expense	3,080	2,068	9,593	6,674
General and administrative expense	5,121	2,725	14,374	8,335
Non-cash stock compensation expense	247	412	950	1,174
Depreciation and amortization of property and equipment	2,015	1,710	5,659	4,945
Amortization of acquired intangible assets	532	138	1,596	415
Interest expense	665	282	2,329	774
Other income/(expense)	79	251	(103)	660

Net (loss)/income	$(3,245)	$506	$(5,828)	$(14,934)

6.	Inventory

      We maintain inventory of component parts and finished product for certain SwiftLink® units and finished goods inventory of handheld computers, pagers, wireless modems for Enterprise customers. Our inventory consists of:

	September 30, 2004	December 31, 2003

Component parts	$1,575	$346
Finished goods	1,811	105

Total	$3,386	$451

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

      Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

7.	Acquired Intangible Assets and Capitalized Software Development Costs

      Our acquired intangible assets and capitalized software development costs consisted of the following:

	September 30, 2004			December 31, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Contracts	$4,208	$1,036	$3,172	$—	$—	$—
Customer Lists	2,518	478	2,040	—	—	—
Trademarks & Patents	1,281	82	1,199	—	—	—
Software development costs,
including acquired
technology	4,142	1,157	2,985	1,272	754	518

Total	$12,149	$2,753	$9,396	$1,272	$754	$518

Estimated future amortization expense:
Three months ending December 31, 2004			$798
Year ending December 31, 2005			$3,130
Year ending December 31, 2006			$2,467
Year ending December 31, 2007			$1,230
Year ending December 31, 2008			$823
Year ending December 31, 2009			$506
Thereafter			$442

      We routinely update our estimates of both the recoverability of the software products that have been capitalized and the fair value of the acquired intangible assets recognized as a result of the Enterprise Acquisition and the Kivera Acquisition. Management uses these estimates as the basis for evaluating the carrying values of the respective assets.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

      The following table summarizes revenue concentrations from our significant customers:

		% of Total Revenue		% of Total Revenue

		For the three	For the three	For the nine	For the nine
		months ended	months ended	months ended	months ended
Customer	Segment	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003

Federal Agencies	Government	24%	38%	16%	31%
Customer A	Wireless Carrier	10%	12%	14%	15%
Customer B	Wireless Carrier	Less than 10%	10%	Less than 10%	Less than 10%

		As of September 30, 2004

		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

Federal Agencies	Government	24%	43%
Customer C	Wireless Carrier	13%	Less than 10%

9.	Stock-Based Compensation and Deferred Compensation

      We have two stock-based employee compensation plans: our Fourth Amended and Restated 1997 Stock Incentive Plan (the “Stock Incentive Plan”) and our Employee Stock Purchase Plan. We record compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related Interpretations. Under APB 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. The related compensation constitutes portions of our direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in the table presented with our Consolidated Statement of Operations. The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Net (loss)/income, as reported	$(3,245)	$506	$(5,828)	$(14,934)
Add: Stock-based employee compensation expense included in reported net loss	247	412	950	1,174
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,315)	(1,321)	(7,154)	(3,904)

Pro forma net loss	$(5,313)	$(403)	$(12,032)	$(17,664)

(Loss)/earnings per common share:
Basic and diluted — as reported	$(0.10)	$0.02	$(0.18)	$(0.50)

Basic and diluted — pro forma	$(0.16)	$(0.01)	$(0.37)	$(0.60)

      In calculating the fair value of our stock options using Black-Scholes, we assumed that the expected life was five years for options granted to employees and three years for options granted to

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

non-employees, that the risk free interest rate was 3%, and that there was no dividend yield. We also assumed that the expected volatility of our stock was 116%.

      Prior to our initial public offering in 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of Class A Common Stock at the date of grant. Net (loss)/income, as reported, includes $102 and $249 of non-cash stock compensation expense related to these grants for the three-months ended September 30, 2004 and 2003, respectively, and $484 and $844 of expense for the nine-months then ended. We expect to record future stock compensation expense of $289 as a result of these option grants that will be recognized over the remaining vesting period of one year.

      In the second quarter of 2003, we issued restricted stock to directors and certain key executives. The restrictions expired at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. The fair value of the restricted stock at issuance has been recorded as deferred compensation and is being amortized to non-cash stock compensation expense using the straight-line method over the period during which the restrictions expire. Net (loss)/income, as reported, includes $145 and $163 of non-cash stock compensation expense related to these grants for the three-months ended September 30, 2004 and 2003, respectively, and $466 and $330 of expense for the nine-months then ended. We expect to record future stock compensation expense of $932 as a result of these restricted stock grants that will be recognized over the remaining vesting period for executives.

10.	Long-Term Debt

      To fund the Enterprise Acquisition, on January 13, 2004 we raised $21,000 in cash from third-parties through the issuance of (i) a convertible subordinated debenture with a face value of $15,000 (the “Debenture”), bearing interest at a stated rate of 3% per annum and due in lump sum on January 13, 2009 in cash or shares of our Company Class A Common Stock at our option (ii) warrants to purchase 341,072 shares of Class A Common Stock at an exercise price of $6.50 per share and expiring in January 2007, and (iii) 1,364,288 shares of Class A Common Stock. We determined that the value of the Class A Common Stock issued was $7,640 based on the quoted closing price of our Class A Common Stock on the issue date of $5.60. The difference between the proceeds from the issuance of these shares and their fair value was recognized as a debt discount. The value of the warrants was estimated to be $1,395, determined using the Black-Scholes option-pricing model and was recorded as a debt discount and additional paid-in capital. The convertible subordinated debentures provided for a contractual conversion price of $5.38 per share, and were estimated to have an issuance date beneficial conversion value of $3,662, which was recorded as a debt discount and additional paid-in capital. The resulting carrying value of the debt at issuance was $8,303, net of $6,697 of original issue discount that was being amortized over its five-year term using the effective interest method, yielding an effective interest rate of 12.6%. As of September 30, 2004, the subordinated convertible debentures had a carrying value of $9,196. The terms of the Debenture described above in clause (i) were amended effective as of August 30, 2004. See Note 11 below.

      Additionally, during the three and nine months ended September 30, 2004, we borrowed $2,606, primarily to fund equipment purchases, under the terms of a note payable, bearing interest at 7.75% and payable monthly through October 2005. The note is secured by the accounts receivable owed to us by certain customers.

      Under our bank credit agreement, we can borrow an amount equal to up to 80% of receivables less than 90 days old. The line of credit is secured by accounts receivable and bears

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

interest at the prime rate plus 1.25% for equipment loans at date of borrowing and at the prime rate plus 1.0% for all other loans, with a minimum prime rate of 4.25% (borrowing rates of 5.5% and 5.75%, respectively, at October 31, 2004). Our bank line of credit with Silicon Valley Bank contains covenants requiring us to maintain at least $25 million of tangible net worth, as defined, and at least $10 million in cash and cash availability as well as restrictive covenants, including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock. As of September 30, 2004, we were in compliance with all of these covenants. As part of this agreement, we have borrowed $2.5 million as an equipment loan, secured by purchased equipment, for a term of three years. As of September 30, 2004, there was approximately $1.9 million outstanding under the equipment loan. As of September 30, 2004, we have borrowed $5.0 million under the line of credit and had $5.2 million of unused availability. As of September 30, 2004 and October 31, 2004, there were no other borrowings outstanding under the bank agreement. We are also subject to minimal unused commitment and collateral monitoring fees related to our line of credit, which are waived if we maintain certain levels of deposits. The line of credit will expire in April 2006.

11.	Securities Purchase and Waiver Agreements

      On August 30, 2004 the Company entered a Securities Purchase Agreement (the “August 2004 Securities Purchase Agreement”) with the same third party investors who purchased our securities used to finance the Enterprise Acquisition. Pursuant to the August 2004 Securities Purchase Agreement, we raised $10,000 in cash through the sale of 2,500,000 shares of our Class A Common Stock.

      As of the same date, we entered into a Waiver Agreement (the “Waiver”) with the holder of the Debenture. The Waiver modified certain provisions of the Debenture as follows: (1) the holder of the Debenture is required to convert the entire $15,000 principal amount into shares of our Class A Common Stock by the end of 2004, (2) all of the material restrictive covenants contained in the Debenture were nullified and (3) the conversion price set forth in the Debenture was decreased from $5.3753 to $5.01581 as an inducement to enter into the Waiver (an adjustment such that conversion of the Debenture will yield an additional 200,000 shares of Class A Common Stock). As additional consideration for the holder of the Debenture agreeing to the Waiver, we paid the holder of the Debenture a $1,000 one-time fee in cash. The $1,000 fee has been recorded as a prepaid expense as of September 30, 2004 and will be recognized ratably to expense as the Debenture is converted. The fair value of the additional shares of Class A Common Stock to be issued as an inducement, measured as of the date of the Waiver, was $900, which will be recognized ratably to expense as the Debenture is converted. The remaining deferred debt discount of approximately $5,800 and deferred financing fees of $700 will be recognized as expense ratably as the Debentures are converted through the end of 2004. As of September 30, 2004, no principal amount of the Debenture had been converted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “believes”, “anticipates”, “intends”, or “expects”. For example, the statements (a) regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (b) regarding our belief that general and administrative expenses will remain higher than 2003 levels and (c) that we expect to realize approximately $20 million of backlog in the balance of this year and $58 million in the next 12 months are forward-looking statements. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach and maintain profitability as early as anticipated or at all, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) develop software and deliver products and services without any errors or defects, (vi) protect our intellectual property rights, (vii) implement our business strategy (viii) realize backlog, and (ix) achieve continued revenue growth in the foreseeable future for our E9-1-1 business. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

Critical Accounting Policies and Estimates

      The information in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our unaudited consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We identified our most critical accounting policies to be those related to revenue recognition for our software contracts with multiple elements, contracts accounted for using the percentage of completion method, revenue recognition for our newly acquired Enterprise segment, the relevant accounting related to valuation allowances, capitalized software development costs, acquired intangible assets, stock compensation expense, and deferred compensation. We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K, as amended.

Overview

      We are a leading provider of mission critical wireless data solutions to carrier, enterprise and government customers. Our wireless data offerings include location-based E9-1-1 services, and messaging and location service infrastructure for wireless operators, real-time market data and alerts to financial institutions, mobile asset management and mobile office solutions for enterprises, and encrypted satellite communications for government customers.

Recent Acquisitions

      On January 13, 2004, we consummated the Enterprise Acquisition and acquired the assets which now comprise our Enterprise segment. This segment added a substantial base of 1,200 enterprise customers, more than 60,000 wireless data subscribers, applications for logistics, financial services and the mobile office, and 112 employees.

      Prior to the Enterprise Acquisition, we managed our business in three operating segments: Network Software, Service Bureau and Network Solutions. Subsequent to the Enterprise Acquisition, we realigned our segments to better manage the business we operate. Our operating segments include (i) our Wireless Carrier segment, which consists principally of the previous Network Software and Service Bureau segments, and which principally includes our products and services marketed directly to wireless carriers consisting of monthly recurring E9-1-1 and hosted software application offerings as well as software license and service fees (ii) our Government segment, which consists principally of the previous Network Solutions segment, and which includes the design, development, and deployment of information processing and communication systems and related services, and (iii) our Enterprise segment, which offers subscriber-based services as well as software licenses and services for Enterprise customers. The information in this section is presented based on the operating segments through which we currently manage our business.

      On September 20, 2004, we consummated the purchase of substantially all of the assets of Kivera, Inc, a provider of internet-based location application software and geo-data professional services. Kivera’s technology can interoperate with our Xypoint® Location Platform (XLP).

Indicators of Our Financial and Operating Performance

      Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue. We derive revenue from products and services including service bureau and subscriber-based services, software license fees and related service fees relating to our developed software products, and network solutions revenue related to our communication systems delivered to governmental agencies.

•	Cost of revenue. The major items impacting our cost of revenue are compensation and benefits as well as third-party hardware and software, airtime costs of subscriber-based revenue, amortization of software development costs, and overhead expenses. Hardware and third-party software costs are primarily associated with the delivery of product within our Government segment while also, to a lesser extent, may be attributed to the delivery of software licenses and services in both our Wireless Carrier and Enterprise segments. These costs tend to fluctuate as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered in a period. Airtime costs relate to the volume of monthly subscriber-based revenue experiences in our Enterprise segment. Amortization of software development costs, including acquired technology, is associated with the recognition of software systems revenue, and relates to our Wireless Carrier and Enterprise segments.

•	Operating expenses. Operating expenses are substantially driven by compensation and benefits, travel costs, professional fees, facility costs, specific marketing and sales-related expenses as well as certain non-cash expenses such as non-cash stock compensation expenses, depreciation and amortization of property and equipment, and amortization of acquired intangible assets. Operating expenses are incurred in connection with the development and marketing of new software applications as well as general corporate overhead expenses.

•	Liquidity and cash flows. The primary driver of our cash flows is our results of operations. Important sources of our liquidity have been cash raised at the time of our initial public offering in 2000, our January 2004 financing in connection with our Enterprise Acquisition (as described below under “Liquidity and Capital Resources”), our September 2004 financing (as described below under “Liquidity and Capital Resources”) and borrowing and lease financings secured for the purchase of equipment.

•	Balance sheet. We view cash, working capital, accounts receivable balances and days revenues outstanding as important indicators of our financial health.

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

Results of Operations

Revenue and Cost of Revenue

      The following discussion addresses the relative revenue and direct cost for each segment of our business:

Wireless Carrier Segment:

      The following table sets forth, for the three- and nine-months ended September 30, 2004 and 2003, respectively, a period-over-period comparison of the key components of the revenue and cost of revenue of our Wireless Carrier segment:

	Three Months Ended September 30				Nine Months Ended September 30

			2004 vs. 2003				2004 vs. 2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

Service bureau and subscriber revenue	$9.4	$8.8	$0.6	6%	$28.1	$24.7	$3.4	14%
Software systems revenue:
Software licenses	1.2	2.2	(0.9)	(43%)	8.7	5.4	3.2	60%
Software systems and services	2.4	1.6	0.8	52%	6.7	4.2	2.5	60%

Software systems total	3.6	3.7	(0.1)	(3%)	15.4	9.6	5.8	60%
Segment revenue	13.0	12.6	0.4	3%	43.5	34.3	9.1	27%
Direct cost of service bureau and subscriber	4.1	4.1	—	N/M	13.3	12.1	1.2	10%
Direct cost of software systems	2.5	1.9	0.7	32%	7.0	13.8	(6.8)	(49%)

Segment gross profit*	$6.4	$6.5	$(0.2)	(3%)	$23.2	$8.5	$14.7	N/M

*	See discussion of segment reporting in Note 5 to the accompanying unaudited financial statements.

Service bureau revenue and cost of revenue:

      We market our service bureau and software offerings to wireless carriers. Our service bureau offerings include our E9-1-1, hosted Position Determining Entity (PDE) and Text Message Distribution Center (MDC) applications. Revenue from our service bureau offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E9-1-1 and PDE service fees are primarily dependent on the number of subscribers the carrier covers, Public Service Answering Points (PSAPs) served or carrier cell sites. As the carrier’s number of subscribers, PSAPs, or cell sites increases, the monthly recurring service fees increase. MDC revenue is priced based on message volume. In both the three- and nine-month periods ended September 30, 2004, our revenue reflected an increase in the number of wireless carriers served as well as the volume served from the customer client base that existed in the corresponding periods of 2003.

      The direct cost of our service bureau revenue consists primarily of compensation, benefits, and consulting fees incurred when providing our services, as well as the equipment maintenance and circuit costs of our network operations centers circuits utilized for connectivity to carrier customers and local governments’ PSAPs. In both the three- and nine-month periods ended September 30, 2004, we incurred increased costs related to increased headcount as well as increased circuit costs required to support the increase in PSAPs served.

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

      We have also historically sold some of our network software products through channel relationships. This sales process typically involves our engineers along with original equipment manufacturers in presenting our products to prospective customers. We record sales under these arrangements net of any related commissions. In the three-month period ended September 30, 2004, software license revenue decreased to $1.2 million from $2.2 million in the comparable period last year. Software license revenue decreased in the three-month period ended September 30, 2004 due to the timing of orders closing in the second quarter as compared to prior years including revenue from a large customer software project in 2003 that was not replaced in 2004 and license revenue related to an upgrade in 2003. In the nine-month period ended September 30, 2004 software license revenue increased to $8.7 million from $5.4 million in the comparable period last year primarily due to a large order for an upgrade of license fees during the second quarter of 2004 as required based on usage increases. Software license revenue was positively impacted in the nine-month period ended September 30, 2004 primarily due to revenue that was recorded in the second quarter of 2004 related to a large sale of messaging license capacity.

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

      In the three-month period ended September 30, 2004, 62% of software service revenues related to maintenance fees, while 38% related to custom development and implementation fees associated with the delivery of related software applications. In the comparable period in 2003, 61% of service revenue was related to maintenance fees, while 37% of service revenue was associated with custom development and implementation fees associated with the delivery of related software applications and the remaining 2% related to third-party hardware and software delivered as part of our packaged software sales. In the nine-month period ended September 30, 2004, 63% of software service revenues related to maintenance fees, while 35% related to custom development and implementation fees associated with the delivery of related software applications, and the remaining 2% related to third-party hardware and software delivered as part of our packaged software sales. In the comparable period in 2003, 61% of service revenue was related to maintenance fees, while 38% of service revenue was associated with custom development and implementation fees associated with the delivery of related software applications, and the remaining 1% related to third-party hardware and software delivered as part of our packaged software sales.

      The direct cost of our software systems revenue consists primarily of compensation, benefits, purchased equipment, third-party software, amortization of software development costs, travel expenses and consulting fees incurred when providing our services and, other than the amortization of software development costs, predominantly relates to the cost of services. In the three-month periods ended September 30, 2004 and 2003, direct cost of software systems revenue included $41 and $123, respectively, of amortization of software development costs. In the nine-month periods ended September 30, 2004 and 2003, direct cost of software systems revenue included $293 and $8,927, respectively, of amortization of software development costs. The amortization for the nine-month period ended September 30, 2003 includes $7,000 of accelerated amortization recorded in the second quarter of 2003 when it was determined that the expected margins to be realized from the sales of certain products exceeded remaining book values plus costs to complete. In the three-month periods ended September 30, 2004 and 2003, 22% and 1%, respectively of total direct costs related to the cost of purchased equipment and third-party software delivered as part of our packaged software sales. In the nine-month period ended September 30, 2004 and 2003, 22% and 1%, respectively, of the total direct costs related to the cost of purchased equipment and third-party software delivered as part of our packaged software sales.

      Gross profit for the Wireless Carrier segment decreased to 49% of revenue for the three month period ended September 30, 2004 from 52% of revenue for the comparable period in 2003 and increased to 53% of revenue for the nine month period ended September 30, 2004 from 25% of revenue for comparable period of 2003. The fluctuations for the three- month periods are primarily attributable to the volume and timing of high margin software license sales versus lower margin custom development license revenue and lower margin service revenue. The fluctuation for the nine-month period ended September 30, 2003 is primarily attributable to the higher costs associated with the significantly higher amount of amortization of software development costs, including $7,000 of accelerated amortization, included in direct cost of software systems revenue and the volume and timing of high margin software license sales compared to other, lower margin, types of revenue.

Government Segment:

      The following table sets forth, for the three- and nine-months ended September 30, 2004 and 2003, respectively, a period-over-period comparison of the key components of our Government segment revenue and cost of revenue:

	Three Months Ended September 30				Nine Months Ended September 30

			2004 vs.				2004 vs.
			2003				2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

Network solutions revenue	$13.6	$15.7	$(2.1)	(13%)	$32.4	$33.3	$(0.9)	(3%)
Direct cost of network solutions	9.3	10.5	(1.2)	(12%)	20.5	22.4	(1.8)	(8%)

Segment gross profit*	$4.3	$5.2	$(0.9)	(17%)	$11.8	$10.9	$0.9	8%

*	See discussion of segment reporting in Note 5 to the accompanying unaudited financial statements.

      We generate Government segment revenue from the design, development, assembly and deployment of information processing and communication systems, primarily for government enterprises. Representative examples of recent network solutions projects include delivery of our SwiftLink® product, a lightweight, secure, deployable communications system, to the U.S. Departments of State, Justice, and Defense, and information services systems to local government agencies. SwiftLink® provides secure voice, video and data communications, supports a worldwide network during trips abroad and throughout the United States and provides full network functionality and Internet Protocol telephony capability using landlines and satellite-based technologies. Our Government segment also operates teleport facilities in Baltimore, Maryland and Manassas, Virginia, which support the integration of satellite communications and terrestrial wireless broadband with U.S. broadband networks. Through our teleport facilities we offer data connectivity via satellite to and from North and South America, as well as Africa and Europe. We generally provide network solutions under long-term contracts. We recognize revenue under long-term contracts as billable costs are incurred and for fixed-price contracts using the percentage-of-completion method, measured by either total labor hours or total costs incurred compared to total estimated labor hours or costs. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Under a small proportion of our contracts with the U.S. government, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. Historically, there has not been any adjustments resulting from their audit. We record revenue under these contracts at estimated net realizable amounts.

      In the three- and nine- month periods ended September 30, 2004, approximately 26% and 44%, respectively, of network solutions revenue resulted from the sale of SwiftLink® and related deployable communications systems. In 2004, we also designed, tested and delivered products to government customers related to other satellite-based communication systems and information processing systems for local government agencies as well as for the country of Bahrain. In the three-and nine- month periods ended September 30, 2003, approximately 48% and 45%, respectively, of our revenue for this segment resulted from the sale of SwiftLink® and related deployable communication systems, while the remaining amount related to the design, development and operation of other communication systems, as well as the design, testing and delivery of products for several government agencies.

      The direct cost of our network solutions revenue consists of compensation, benefits, travel, satellite “space segment” and airtime. In the three-and nine-month periods ended September 30, 2004, approximately 77% and 68%, respectively, of costs were related to purchased equipment components, which we purchase as needed for customer contracts or release from inventory, and the costs of third-party contractors that we engage. Such costs represented 76% and 66% of direct cost of network solutions revenue in the three-month and nine-month periods ended September 30, 2003, respectively.

      Gross profit for the Government segment was 32% of revenue and 33% of revenue for the three-month periods ended September 30, 2004 and 2003, respectively, and increased to 37% of revenue from 33% of revenue for the nine-month periods ended September 30, 2004 and 2003, respectively. For the three-month period ended September 30, 2004, the margins reflect a decreased proportion of sales of our SwiftLink® products and related deployable communications systems, which yield higher margins than various other types of projects. For the nine-month periods, the increase in margins is attributable to a slightly increased proportion of sales of higher margin SwiftLink®products and related deployable communications systems augmented by the previously discussed cost savings.

Enterprise Segment:

      The following table sets forth, for the three and nine-month periods ended September 30, 2004, the key components of subscriber and software systems revenue and related cost of revenue for the Enterprise segment:

	Three months ended	Nine months ended
($ in millions)	September 30, 2004	September 30, 2004

Service bureau and subscriber revenue	$10.0	$32.1
Software systems revenue:
Software systems licenses	0.1	0.2
Software systems and services	1.3	3.1

Software systems total	1.4	3.3

Total revenue	11.4	35.4

Direct cost of service bureau and subscriber	7.8	24.7
Direct cost of software systems	1.1	2.6

Segment gross profit*	$2.5	$8.2

*	See discussion of segment reporting in Note 5 to the accompanying unaudited financial statements.

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

      Our Enterprise segment sells mobile office, mobile finance, and mobile asset services and products to enterprise customers. Subscriber-based revenue is generated from all three segments. The table below summarizes subscriber-based revenue categorized by type of subscriber:

	Three months ended	Nine months ended
Subscriber Type	September 30, 2004	September 30, 2004

Mobile office subscribers	67%	68%
Mobile finance subscribers	27%	26%
Mobile asset subscribers	6%	6%

      Subscriber-based revenue is billed to customers on a monthly basis and is generally cancelable with 30 days’ notice. Most corporate customers have retained their service for three years or more.

      The direct cost of our subscriber revenue consists primarily of airtime charges, compensation, benefits, travel expenses, content access fees, amortization of software development costs, and consulting fees incurred when providing our services, third party hardware and software costs incurred, and the equipment maintenance and circuit costs of our network operations centers’ circuits utilized for connectivity to customer devices. In the three- and nine-month periods ended September 30, 2004, direct cost of software systems revenue included $36 and $110, respectively, of amortization of software development costs.

Major Customers

      For both the three and nine month periods ended September 30, 2004, customers that accounted for 10% or more of total revenue were Verizon Wireless and various U.S. Government agencies. The loss of any of these customers would have a material adverse impact on our business. For the both the three and nine month periods ended September 30, 2003, customers that accounted for 10% or more of total revenue were Verizon Wireless, United States Cellular Corporation, and various U.S. Government agencies. Verizon Wireless and United States Cellular Corporation are primarily customers of our Wireless Carrier segment, and the various U.S. government agencies are primarily a customer of our Government segment.

Revenue Backlog

      As of September 30, 2004, we had unfilled orders, or backlog, of approximately $87.2 million, of which $68.1 million related to our Wireless Carrier segment, $11.2 million related to our Government segment and $7.9 million related to our Enterprise segment. We expect to realize approximately $20.4 million of this backlog in the balance of this year and $57.9 million of this backlog in the next twelve months. The remaining backlog primarily represents the balance of multi-year contracts for our service bureau business. Total company backlog at September 30, 2003 was $87.4 million, of which $68.5 million related to our Wireless Carrier segment, and $18.9 million related to our Government segment.

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

Operating Expenses

Research and development expense:

      The following table sets forth, for the three- and nine-months ended September 30, 2004 and 2003, respectively, a period-over-period comparison of our research and development expense:

	Three Months Ended				Nine Months Ended
	September 30				September 30

			2004 vs.				2004 vs.
			2003				2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

Research and development expense	$4.8	$4.1	$0.7	17%	$14.4	$12.7	$1.7	14%
Percent of revenue	13%	15%			13%	19%

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

      In 2004, we incurred research and development expenses related to Wireless Carrier and Enterprise software applications, which are being marketed to new and existing customers on a global basis, with an emphasis on expanded functionality of our location platform software and E9-1-1 application. In 2003, the research and development expenditures were primarily incurred for the same software applications, excluding the Enterprise applications which were acquired in 2004. Research and development expenditures decreased as a percentage of revenue in 2004. The decrease as a percentage of revenue is the result of increased revenues in 2004 primarily due to the Enterprise Acquisition and the significant increase of software license revenue in 2004. Management continually assesses our spending on research and development to ensure resources are focused on products that are expected to achieve the highest level of success.

Sales and marketing expense:

      The following table sets forth, for the three- and nine-months ended September 30, 2004 and 2003, respectively, a period-over-period comparison of our sales and marketing expenses:

	Three Months Ended				Nine Months Ended
	September 30				September 30

			2004 vs.				2004 vs.
			2003				2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

Sales and marketing expense	$3.1	$2.1	$1.0	49%	$9.6	$6.7	$2.9	44%
Percent of total revenue	8%	7%			9%	10%

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

General and administrative expense:

      The following table sets forth, for the three- and nine-months ended September 30, 2004 and 2003, respectively, a period-over-period comparison of our general and administrative expense:

	Three Months Ended September 30				Nine Months Ended September 30

			2004 vs.				2004 vs.
			2003				2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

General and administrative expense	$5.1	$2.7	$2.4	88%	$14.4	$8.3	$6.0	73%
Percent of total revenue	14%	10%			13%	12%

      General and administrative expense consists primarily of compensation costs and other costs associated with management, finance, human resources and internal information systems. These costs include compensation and benefits, travel, professional services fees, changes in our allowance for doubtful accounts, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. In 2004 such costs increased over 2003 largely due to costs incurred to support the Enterprise segment, to increase our allowance for doubtful accounts, increased legal fees, and costs incurred to comply with the Sarbanes Oxley Act. We expect general and administrative expense to remain at a higher level than in 2003 for the remainder of 2004, as a result of our acquisition of the Enterprise segment.

Non-cash stock compensation expense:

      The following table sets forth, for the three- and nine-months ended September 30, 2004 and 2003, respectively, a period-over-period comparison of our non-cash stock compensation expense:

	Three Months Ended September 30				Nine Months Ended September 30

			2004 vs. 2003				2004 vs. 2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

Non-cash stock compensation expense	$0.2	$0.4	$(0.2)	(40%)	$1.0	$1.2	$(0.2)	(19%)

      Prior to our initial public offering in 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of Class A Common Stock at the date of grant. Net (loss)/income, as reported, includes $102,000 and $249,000 of non-cash stock compensation expense related to these grants for the three month periods ended September 30, 2004 and 2003, respectively, and $484,000 and $844,000 of expense for the nine month periods then ended. We expect to record future stock compensation expense of $289,000 as a result of these option grants that will be recognized over the remaining vesting period of two years.

      In the second quarter of 2003, we issued restricted stock to directors and certain key executives. The restrictions expired at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. Net (loss)/income, as reported, includes $145,000 and $163,000 of non-cash stock compensation expense related to these grants for the three month periods ended September 30, 2004 and 2003, respectively, and $466,000 and $330,000 of expense for the nine month periods then ended. We expect to record future stock compensation expense of $932,000 as a result of these restricted stock grants that will be recognized over the remaining vesting period for executives.

      Non-cash stock compensation expense constitutes portions of our direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in the table presented with our Consolidated Statement of Operations.

Depreciation and amortization of property and equipment:

      The following table sets forth, for the three- and nine-months ended September 30, 2004 and 2003, respectively, a period-over-period comparison of our depreciation and amortization of property and equipment:

	Three Months Ended September 30				Nine Months Ended September 30

			2004 vs.				2004 vs.
			2003				2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

Depreciation and amortization of property and equipment	$2.0	$1.7	$0.3	18%	$5.7	$4.9	$0.7	14%
Gross cost of property and equipment at period-end	$43.5	$29.3	$14.2	49%	$43.5	$29.3	$14.2	49%

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

      Amortization of acquired intangible assets: The acquired intangible assets associated with the Enterprise Acquisition and the Kivera Acquisition are being amortized over their useful lives of between three and five years. The expense recognized to date in 2004 relates to the intangible assets acquired in the Enterprise Acquisition. The expense in 2003 related to the amortization of the Xypoint trade name that was amortized based on its estimated useful life of three years using the straight-line method and was fully amortized by December 31, 2003.

Interest expense:

      The following table sets forth, for the three- and nine-months ended September 30, 2004 and 2003, respectively, a period-over-period comparison of our components of interest expense:

	Three Months Ended September 30				Nine Months Ended September 30

			2004 vs.				2004 vs.
			2003				2003

($ in millions)	2004	2003	$	%	2004	2003	$	%

Interest expense incurred on notes payable	$0.2	$0.1	$0.1	43%	$0.6	$0.3	$0.3	N/M
Interest expense incurred on capital lease obligations	0.1	0.1	—	(42%)	0.2	0.4	(0.2)	(53%)
Interest expense incurred on convertible subordinated debentures	0.1	—	0.1	N/M	0.3	—	0.3	N/M
Amortization of deferred commitment fees	0.1	0.1	0.1	N/M	0.3	0.1	0.2	N/M
Amortization of debt discount	0.2	—	0.2	N/M	0.9	—	0.9	N/M

Total interest expense	$0.7	$0.3	$0.4		$2.3	$0.7	$1.6

      Interest expense is incurred under notes payable, equipment loan a line of credit, and capital lease obligations. Interest, under the terms of our notes payable, is primarily at stated interest rates of 7.75% while an equipment loan is at 5.5% and any line of credit borrowing is at variable rates equal to 5.75%, as of October 31, 2004. We borrowed $5.0 million on our line of credit in September 2004. Because the balance of notes payable has increased versus the three- and nine-month periods ended September 30, 2003, the related interest expense has also increased in the comparable periods in 2004. Our capital lease obligations include interest at various amounts depending on the lease arrangement and are generally at slightly higher rates than those incurred under notes payable. Prior to entering several new capital leases near the end of the third quarter of 2004, the balance of our capital leases had decreased throughout the year. Therefore, the related interest expense was also lower for 2004. Interest expense incurred on the Debenture issued in connection with the Enterprise Acquisition accrued at the rate of 3% of the face value of the Debenture prior to the date of the Waiver (see Note 11 to the Consolidated Financial Statements). Debt discount relates to the amount of discount computed as part of the financing for the Enterprise Acquisition. Such discount is recorded as a reduction of debt and is being amortized over the life of the convertible subordinated debenture. Subsequent to the date of the Waiver, the discount will be recorded ratably to expense as the Debenture is converted. The deferred commitment fees relate to deferred financing fees paid to secure the Debenture and related stock issuance as well as the up-front payment of fees that were incurred to secure our notes payable and our revolving line of credit facility. Subsequent to the date of the Waiver, the remaining deferred financing fees will be recorded ratably to expense as the Debenture is converted. All other deferred commitment fees are being amortized over the term of the note or, in the case of the line of credit, the life of the facility, which expires in April 2006.

Other income/(expense), net:

      Other income/(expense) consists primarily of foreign currency translation/transaction gain or loss. We record the effects of foreign currency translation on our receivables that are stated in currencies other than our functional currency. Investment income earned on cash equivalents, income related to a loan-to-grant program provided by the State of Maryland, and miscellaneous other gains or losses are also recorded as a component of other income/(expense). The other components of other income/(expense) typically remain comparable between periods, and changes in other income/(expense) are primarily attributable to changes in the foreign currency translation/transaction gain or loss recorded for the period.

Income taxes:

      Because we have generated significant net operating losses since 1999, no provision for federal or state income taxes has been made for the three or nine month periods ended September 30, 2004 or any portion of 2003. We have recorded a full valuation allowance for deferred tax assets as a result of our inability to determine the realizability of our net operating loss carry-forwards.

Liquidity and Capital Resources

      The following table sets forth, for the nine-months ended September 30, 2004 and 2003, respectively, a period-over-period comparison of key components of our liquidity and capital resources:

			2004 vs. 2003

($ in millions)	2004	2003	$	%

Net cash provided by (used in):
Operating activities	$(6.5)	$(7.3)	$0.8	(11%)
Investing activities	(28.0)	(5.7)	(22.2)	N/M
Financing activities	30.7	1.8	28.9	N/M
Adjusted operating income/(loss)(see reconciliation below)	4.2	0.6	3.6	N/M
Purchases of property and equipment	(5.3)	(3.3)	(2.0)	59%
Capitalized software development costs	—	(1.9)	1.9	N/M
Payments under long-term debt and lease obligations	(6.4)	(3.8)	(2.5)	66%
Proceeds from issuance of Class A Common Stock and Convertible subordinated debentures	30.0	—	30.0	N/M
Proceeds from long-term debt	2.5	5.3	(2.8)	(53%)
Proceeds from draw on short-term line of credit, net	5.0	—	5.0	N/M
Proceeds from exercise of employee stock options	1.2	0.4	0.9	N/M
Financing fees paid related to the issuance of Class A Common Stock and Convertible subordinated debentures	(1.7)	—	(1.7)	N/M
Effect of change in foreign currency exchange rates on cash	—	—	—	N/M

Cash and cash equivalents	15.0	16.1	(1.1)	(7%)
Changes in:
Accounts receivable, net	(1.5)	1.5	(3.0)
Unbilled receivables	(4.8)	(4.0)	(0.7)
Inventory	(2.3)	—	(2.3)
Other current assets	(0.8)	(1.3)	0.5
Accounts payable and accrued expenses	(2.3)	(3.8)	1.6
Accrued payroll and related liabilities	(0.1)	0.2	(0.3)
Deferred revenue	1.2	(0.6)	1.7
Change in working capital	(10.6)	(8.0)	(2.6)
Days revenue outstanding in accounts receivable including unbilled receivables	101	103	2

      We have funded our operations and capital expenditures primarily using revenue from our operations as well as the net proceeds from our initial public offering in August 2000, which generated cash of approximately $83.2 million, leasing activities, issuance of long-term debt, and the net proceeds of the financings in connection with the Enterprise Acquisition in January 2004 and the Kivera Acquisition in August 2004 (as described in Notes 10 and 11 to our Consolidated Financial Statements and below).

      We currently believe that we have sufficient capital resources and with cash generated from operations as well as cash on hand will meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have borrowing capacity available to us in the form of capital leases as well as a line of credit arrangement with our bank. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all

      Operating cash flows improved in 2004 primarily as a result of improvements in gross profit from higher revenue. Management believes that adjusted operating income/(loss), which reflects GAAP net income/(loss) excluding non-cash charges, is an important measure of our operating performance because it indicates the achievement of operating goals and provides the basis of comparison to peer companies which may have differing accounting policies with respect to items such as the capitalization and depreciation and amortization of software and fixed assets. The use of this non-GAAP measure is a complement to the GAAP measure of net income/(loss) which recognizes the depreciation and amortization of previously committed cash expenditures.

      The following table sets forth a reconciliation of adjusted operating income/(loss) to net (loss)/income for the three- and nine-month periods ended September 30, 2004 and 2003:

	Three Months
	Ended		Nine Months Ended
	September 30		September 30

($ in millions)	2004	2003	2004	2003

Net (loss)/income	$(3.2)	$0.5	$(5.8)	$(14.9)
Non-cash charges included in net loss:
Depreciation and amortization of property and equipment	2.0	1.7	5.7	4.9
Non-cash stock compensation expense	0.3	0.4	0.9	1.2
Amortization of acquired intangible assets	0.5	0.1	1.6	0.4
Amortization of software development costs	0.1	0.1	0.4	8.9
Amortization of deferred debt discount, financing fees and commitment fees	0.3	0.1	1.4	0.1

Adjusted operating income/(loss), excluding non-cash charges	$—	$2.9	$4.2	$0.6

      Adjusted operating income/(loss) decreased to breakeven for the three-month period ended September 30, 2004 from $2.9 million in the comparable period of 2003. The decline is primarily attributable to increases in general and administrative expenses and other indirect expenses. For the nine-month period ended September 30, 2004, adjusted operating income/(loss) increased to $4.2 million from $0.6 million in the comparable period in 2003. The increase was primarily driven by increased gross profit from Wireless Carrier software sales. The increase in adjusted operating income for the nine-month period provided funding for increased capital expenditures as well as operating activities.

      Net cash used in investing activities increased in 2004 from 2003 primarily related to the Enterprise Acquisition and the Kivera Acquisition. For the nine-month period ended September 30, 2004, the total cash used for the purchase of property and equipment and development of our software products was $5.3 million while they were $5.2 million in the comparable period of 2003. The increase in 2004 is primarily related to an increase in the purchase of property and equipment required for our network operations center including the cost of leasehold improvements related to the move into new office space, our software development efforts, and our corporate administrative support. This increase is offset by a reduction in capitalized software development costs due to completion of certain software development projects that were under development in prior years.

      Net cash provided by financing activities increased in 2004 from previous year levels as we secured a total of $30.0 million in financing in the first and third quarters of 2004 to fund the Enterprise Acquisition and the Kivera Acquisition. This amount was somewhat offset by financing fees totaling $1.7 million paid to secure such funding and as consideration for the Waiver in connection with the Debenture. Additionally, we received $2.5 million under the terms of a note payable and $5.0 million borrowed against our bank line of credit, principally to fund capital expenditure needs while meeting our commitment to repay lease and long-term debt obligations.

      Under our bank credit agreement, we can borrow an amount equal to up to 80% of receivables less than 90 days old. The line of credit is secured by accounts receivable and bears interest at the prime rate plus 1.25% for equipment loans at date of borrowing and at the prime rate plus 1.0% for all other loans, with a minimum prime rate of 4.25% (borrowing rates of 5.5% and 5.75%, respectively, at October 31, 2004). Our bank line of credit with Silicon Valley Bank contains covenants requiring us to maintain at least $25 million of tangible net worth, as defined, and at least $10 million of cash and cash availability as well as restrictive covenants, including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock. As of September 30, 2004, we were in compliance with all of these covenants. As part of this agreement, we have borrowed $2.5 million as an equipment loan, secured by purchased equipment, for a term of three years. As of September 30, 2004, there was approximately $1.9 million outstanding under the equipment loan. As of September 30, 2004, we have borrowed $5.0 million against the line of credit and had $5.2 million of unused availability. As of September 30, 2004 and October 31, 2004, there were no other borrowings outstanding under the bank agreement. We are also subject to minimal unused commitment and collateral monitoring fees associated with our line of credit, which are waived if we maintain certain levels of deposits. The line of credit will expire in April 2006.

      Effective January 1, 2004, we acquired the Enterprise Mobility Solutions division of Aether Systems, Inc. Consideration for the acquisition was valued at approximately $20 million, consisting of $18.1 million in cash, $1.0 million in the form of a note payable and 204,020 newly issued shares of Class A Common Stock. Concurrent with the acquisition, we closed on $21.0 million of financing with two accredited institutional investors, which included a subordinated convertible debenture with stated principal of $15 million, bearing interest at a stated rate of 3% per annum and originally due in lump sum on January 13, 2009 in cash or shares of our Class A Common Stock at the option of the Company, approximately 1.4 million newly issued shares of our Class A Common Stock and warrants to purchase 341,072 shares of our Class A Common Stock at an exercise price of $6.50 per share, expiring in January 2007. The majority of the proceeds from this financing transaction were used to fund the purchase of the acquired assets. See Notes 2 and 10 to our Consolidated Financial Statements.

      On September 20, 2004, we acquired substantially all of the net assets of Kivera, Inc., a provider of internet-based location application software and geo-data professional services for approximately $5.5 million in cash. Kivera’s software platform integrates easily with existing wireless carrier network elements and location platforms. Kivera’s technology can interoperate with our Xypoint® Location Platform (XLP) and our E9-1-1 service. To fund the Kivera Acquisition, we raised $10.0 million in cash through the sale of 2,500,000 shares of our Class A Common Stock which was consummated on August 30, 2004. The majority of the proceeds from this financing transaction were used to fund the purchase of the acquired assets. As of the same date, we entered into the Waiver with the holder of the Debenture. The Waiver modified certain provisions of the Debenture as follows: (1) the holder of the Debenture is required to convert the entire $15 million principal amount into shares of our Class A Common Stock by the end of 2004, (2) all of the material restrictive covenants contained in the Debenture were nullified and (3) the conversion price set forth in the Debenture was decreased from $5.3753 to $5.01581 (an adjustment such that conversion of the Debenture will yield an additional 200,000 shares of Class A Common Stock). As consideration for the holder of the Debenture agreeing to the Waiver, we paid the holder of the Debenture $1.0 million one-time fee in cash. As of September 30, 2004, no principal amount of the Debenture had been converted. See Notes 3 and 11 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

      We are not a party to any off-balance sheet financing arrangements.

Commitments

      As of September 30, 2004, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of September 30, 2004 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total

Notes payable	$11,662	$2,861	$1	$—	$14,524
Capital lease obligations	2,498	2,547	—	—	5,045
Operating leases	2,743	3,038	2,789	1,317	9,887

	$16,903	$8,446	$2,790	$1,317	$29,456

Related Party Transactions

      The leases for substantially all of our Annapolis, Maryland office facilities, including our principal executive office, are currently set to expire in early 2005. We are in the process of extending these leases until 2008, and expect to finalize the agreements during the fourth quarter of 2004. We have begun planning for facilities needs thereafter, including entering an agreement with Annapolis Partners LLC to explore the opportunity of relocating our Annapolis offices to a planned new real estate development. Our President and Chief Executive Officer owns a controlling voting and economic interest in Annapolis Partners LLC and he also serves as a member. The financial and many other terms of the lease have not yet been established. The lease is subject to several contingencies and rights of termination. For example, the lease can be terminated at the sole discretion of our Board of Directors if the terms and conditions of the development are unacceptable to us, including without limitation the circumstances that market conditions make the lease not favorable to us or the overall cost is not in the best interest of us or our shareholders, or any legal or regulatory restrictions apply. Our Board of Directors will evaluate this opportunity along with alternatives that are or may become available in the relevant time periods and there is no assurance that we will enter into a definitive lease at this new development site.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      As of September 30, 2004, we had $5.2 million available and unused under the line of credit. As of October 31, 2004, $1.8 million was outstanding under the terms of an equipment loan that was secured by purchased equipment, bearing interest at 5.5% and payable monthly through December 2006. As of the same date, $5.0 million was outstanding against the line of credit and secured by accounts receivable, bearing interest at 5.75% and payable upon the collection of the receivables collateralizing the loan. A hypothetical 100 basis point adverse movement (increase) in the prime rate would have increased our interest expense for the three- and nine-month periods ended September 30, 2004 by approximately $17,000 and $52,000, respectively, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

      At September 30, 2004, we had cash and cash equivalents of $15.0 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have decreased our interest income for the three- and nine-month periods ended September 30, 2004 by approximately $38,000 and $129,000, respectively, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

      There have not been any material changes to our interest rate risk as described in Item 7A of our 2003 Annual Report on Form 10-K.

Foreign Currency Risk

      As of September 30, 2004, we had approximately $1.0 million in accounts receivable and $1.2 million in unbilled receivables that are exposed to foreign currency exchange risk. We record transaction gains or losses as a component of other (expense)/income in our Consolidated Statements of Operations. There have not been any material changes to our foreign currency risk as described in Item 7A of our 2003 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

      As of the end of the period ending September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

      We are not currently subject to any material legal proceedings other than as previously disclosed. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      Information with respect to our issuance of unregistered securities on August 30, 2004 is as provided in our Current Report on Form 8-K dated as of August 30, 2004.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      On July 15, 2004, we held our Annual Meeting of Stockholders. Six matters were submitted to the stockholders for consideration:

•	Election of five Directors (being all of our Directors).

•	To approve the possible issuance of shares of our Class A Common Stock equal to more than 20% of our outstanding Class A Common Stock in connection with the financing of the Enterprise acquisition.

•	To approve the Third Amended and Restated 1997 Stock Incentive Plan.

•	To adopt a staggered board of directors.

•	To eliminate the ability of stockholders to act without a meeting through less than unanimous written consent.

•	To approve changes to our articles of incorporation which would require a supermajority vote of our stockholders in order to amend certain specified provisions of our articles.

      Each share of our Class A Common Stock is entitled to one vote per share and each share of our Class B Common Stock is entitled to three votes per share. All of the matters were approved by our stockholders in the following manner:

      1. Election of five Directors.

	For	%	Withhold	%

Maurice B. Tosé	43,881,025	97%	1,356,645	3%
Clyde A. Heintzelman	44,700,524	99%	537,146	1%
Richard A. Kozak	44,754,043	99%	483,627	1%
Weldon H. Latham	44,729,009	99%	508,661	1%
Byron F. Marchant	44,752,543	99%	485,127	1%

      2. To approve the possible issuance of shares of our Class A Common Stock equal to more than 20% of our outstanding Class A Common Stock in connection with the financing of the Enterprise acquisition.

For	32,202,584
Against	103,165
Withheld	1,474,954

      3. To approve the Fourth Amended and Restated 1997 Stock Incentive Plan.

For	30,022,955
Against	49,545
Withheld	3,708,203

      4. To adopt a staggered board of directors.

For	31,322,096
Against	41,585
Withheld	2,417,022

      5. To eliminate the ability of stockholders to act without a meeting through less than unanimous written consent.

For	30,385,829
Against	62,087
Withheld	3,332,787

      6. To approve changes to our articles of incorporation which would require a supermajority vote of our stockholders in order to amend certain specified provisions of our articles.

For	30,993,427
Against	56,335
Withheld	2,730,941

Item 5.	Other Information

      (a) None.

      (b) None.

Item 6.	Exhibits

Exhibit
Numbers	Description

10.46	Amended and Restated Loan and Security Agreement by and between the Company and Silicon Valley Bank.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/ MAURICE B. TOSÉ Maurice B. Tosé November 15, 2004	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr. November 15, 2004	Senior Vice President and Chief Financial Officer (Principal Financial Officer)