Form 10-Q/A
period 2004-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2004-12-08
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

      TeleCommunication Systems, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 in order to delete the reference to third party valuations in Note 2 to the Company’s Unaudited Financial Statements.

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

      The aggregate purchase price was approximately $22,406, consisting of cash payments of $18,150, a note payable in the amount of $1,000, bearing interest at the prime interest rate, and 204,020 shares of our Class A Common Stock, valued at $1,056, based on the average closing price for the five days immediately preceding the closing of the acquisition. In addition, management expects to incur approximately $2,200 of costs directly related to the acquisition. The total purchase price has been allocated for the acquired assets and assumed liabilities, with the excess of the purchase price

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

over the assets acquired and liabilities assumed being allocated to goodwill. The valuation has resulted in the recognition of $13,802 of goodwill. This goodwill has been allocated to the Enterprise segment, and we expect it to be deductible for tax purposes.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of December 2004.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ MAURICE B. TOSÉ

Maurice B. Tosé
Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MAURICE B. TOSÉ Maurice B. Tosé December 8, 2004	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr. December 8, 2004	Senior Vice President and Chief Financial Officer (Principal Financial Officer)