Form 10-Q/A
period 2004-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2004-12-08
CIK 1111665

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

      TeleCommunication Systems, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 in order to (1) disclose the policy for accounting for the allowance for doubtful accounts for our Enterprise segment in Management’s Discussion and Analysis of Financial Condition and Results of Operations, (2) clarify the accounting treatment for the Waiver Agreement described in Note 11 to the Company’s Unaudited Financial Statements, (3) disclose that fixed price service contracts are accounted for under the proportional performance method in Management’s Discussion and Analysis of Financial Condition and Results of Operations and (4) delete the reference to Adjusted Operating Income in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

11.	Financing

      In late July, we initiated negotiations with the holder of our Debenture to induce the conversion of the debenture into shares of our Class A Common Stock by the end of 2004. We made an offer to the Debenture holder comprised of cash and a decrease in the conversion rate, more fully described below. The offer was made subject to acceptance by the holder of the Debenture by September 30, 2004. The Debenture holder accepted the offer in August and the transaction closed on August 30, 2004.

      The resulting Waiver Agreement (the “Waiver”), as executed, modified certain provisions of the Debenture as follows: (1) the holder of the Debenture is required to convert the entire $15,000 principal amount into shares of our Class A Common Stock by the end of 2004, (2) all of the material restrictive covenants contained in the Debenture were nullified and (3) the conversion price set forth in the Debenture was decreased from $5.3753 to $5.01581 (an adjustment such that conversion of the Debenture will yield an additional 200,000 shares of Class A Common Stock). As part of the Waiver, we paid the holder a $1,000 one-time fee in cash. The $1,000 fee has been recorded as a prepaid expense as of September 30, 2004 and will be recognized ratably to expense as the Debenture is converted.

      We will recognize debt conversion expense equal to the inducement incentives consisting of a $1,000 cash payment plus $900, which is the fair value of the 200,000 shares of our common stock measured as of the date of the Waiver, on a pro rata basis as the Debenture is converted by the holder. Additionally, the remaining unamortized debt discount of approximately $5,800, and the remaining deferred financing fees of $700, will be recorded as expense immediately upon conversion and recognized on a pro rata basis as the Debenture is converted by the holder. Until such conversion, we will continue to accrete the debt discount, including deferred financing fees, over the original term of the debt. As of September 30, 2004, no principal amount of the Debenture had been converted.

      Also during the quarter, we entered a Securities Purchase Agreement (the “August 2004 Securities Purchase Agreement”) with the third party investors who purchased the securities used to finance the Enterprise Acquisition in January. Pursuant to the August 2004 Securities Purchase Agreement, on August 30, 2004 we closed on the sale of 2,500,000 shares of our Class A Common Stock at a price of $4 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “believes”, “anticipates”, “intends”, or “expects”. For example, the statements (a) regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (b) regarding our belief that general and administrative expenses will remain higher than 2003 levels, (c) that we expect to realize approximately $20 million of backlog in the balance of this year and $58 million in the next 12 months, and (d) we do not anticipate significant bad debt write offs for our Enterprise segment in the future are forward-looking statements. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach and maintain profitability as early as anticipated or at all, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) develop software and deliver products and services without any errors or defects, (vi) protect our intellectual property rights, (vii) implement our business strategy (viii) realize backlog, and (ix) achieve continued revenue growth in the foreseeable future for our E9-1-1 business. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

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

      We identified our most critical accounting policies to be those related to revenue recognition for our software contracts with multiple elements, contracts accounted for using the percentage of completion and proportional performance methods, revenue recognition for our newly acquired Enterprise segment, the relevant accounting related to valuation allowances, capitalized software development costs, acquired intangible assets, stock compensation expense, and deferred compensation. We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K, as amended.

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

      We generate Government segment revenue from the design, development, assembly and deployment of information processing and communication systems, primarily for government enterprises. Representative examples of recent network solutions projects include delivery of our SwiftLink® product, a lightweight, secure, deployable communications system, to the U.S. Departments of State, Justice, and Defense, and information services systems to local government agencies. SwiftLink® provides secure voice, video and data communications, supports a worldwide network during trips abroad and throughout the United States and provides full network functionality and Internet Protocol telephony capability using landlines and satellite-based technologies. Our Government segment also operates teleport facilities in Baltimore, Maryland and Manassas, Virginia, which support the integration of satellite communications and terrestrial wireless broadband with U.S. broadband networks. Through our teleport facilities we offer data connectivity via satellite to and from North and South America, as well as Africa and Europe. We generally provide network solutions under long-term contracts. We recognize revenue under long-term contracts as billable costs are incurred and for fixed-price contracts using the percentage-of-completion method, measured by either total labor hours or total costs incurred compared to total estimated labor hours or costs. For fixed price service contracts, we recognize revenue using the proportional performance method. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Under a small proportion of our contracts with the U.S. government, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. Historically, there has not been any adjustments resulting from their audit. We record revenue under these contracts at estimated net realizable amounts.

      In the three- and nine- month periods ended September 30, 2004, approximately 26% and 44%, respectively, of network solutions revenue resulted from the sale of SwiftLink® and related deployable communications systems. In 2004, we also designed, tested and delivered products to government customers related to other satellite-based communication systems and information processing systems for local government agencies as well as for the country of Bahrain. In the three-and nine- month periods ended September 30, 2003, approximately 48% and 45%, respectively, of our revenue for this segment resulted from the sale of SwiftLink® and related deployable communication systems, while the remaining amount related to the design, develop-

ment and operation of other communication systems, as well as the design, testing and delivery of products for several government agencies.

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

      Prior to our acquisition of the Enterprise segment in January 2004, this business had significant levels of bad debt expense primarily related to its historical customer base which included customers who are no longer current customers. We will account for allowances for doubtful accounts receivable for the Enterprise segment consistently with our policies for our existing segments detailed in Note 1 to the Consolidated Financial Statements and manage receivables for Enterprise customers in accordance with our practices for managing receivables from other customers. Consequently, we do not anticipate significant bad debt expense for our Enterprise segment in the future.

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

      We currently believe that we have sufficient capital resources and with cash generated from operations as well as cash on hand will meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have borrowing capacity available to us in the form of capital leases as well as a line of credit arrangement with our bank. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all

      Operating cash flows improved in 2004 primarily as a result of improvements in gross profit from higher revenue. The increase in gross profit was partially offset by increased cash operating expenses for the nine-month periods ended September 30, 2004 and 2003, respectively, as well as an increase in the amount of cash utilized to fund increased working capital requirements.

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

      On September 20, 2004, we acquired substantially all of the net assets of Kivera, Inc., a provider of internet-based location application software and geo-data professional services for approximately $5.5 million in cash. Kivera’s software platform integrates easily with existing wireless carrier network elements and location platforms. Kivera’s technology can interoperate with our Xypoint® Location Platform (XLP) and our E9-1-1 service. To fund the Kivera Acquisition, we raised $10.0 million in cash through the sale of 2,500,000 shares of our Class A Common Stock which was consummated on August 30, 2004. The majority of the proceeds from this financing transaction were used to fund the purchase of the acquired assets. As of the same date, we negotiated a Waiver with the holder of the Debenture as described in Note 11. The Waiver modified certain provisions of the Debenture as follows: (1) the holder of the Debenture is required to convert the entire $15 million principal amount into shares of our Class A Common Stock by the end of 2004, (2) all of the material restrictive covenants contained in the Debenture were nullified and (3) the conversion price set forth in the Debenture was decreased from $5.3753 to $5.01581 (an adjustment such that conversion of the Debenture will yield an additional 200,000 shares of Class A Common Stock). As an inducement to convert the Debenture, we paid the holder of the Debenture $1.0 million one-time fee in cash. As of September 30, 2004, no principal amount of the Debenture had been converted. See Notes 3 and 11 to our Consolidated Financial Statements.

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

For	30,993,427
Against	56,335
Withheld	2,730,941

Item 5.	Other Information

      (a) None.

      (b) None.

Item 6.	Exhibits

Exhibit
Numbers	Description

10.46	Amended and Restated Loan and Security Agreement by and between the Company and Silicon Valley Bank. (previously filed)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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