Form 10-K
period 2004-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2005-03-10
CIK 1111665

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2004 OR
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
Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, Par Value $0.01 per share
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is an accelerated filer, as defined by Securities Exchange Act Rule 12 b-2: Yes ☒ No ☐
     As of June 30, 2004, the aggregate market value of the Class A Common Stock held by non-affiliates, as reported on the NASDAQ National Market, was approximately $131,078,871.*
     As of February 28, 2005 there were 30,890,101 shares of Class A Common Stock and 8,303,601 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Proxy Statement related to registrant’s Annual Meeting of Stockholders to be held on June 9, 2005	Part III
* Excludes 1,498,139 shares of Class A Common Stock and 8,845,001 shares of Class B Common Stock deemed to be held by officers and directors and stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2004. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

i

     This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Annual Report on Form 10-K include: the statement about our expectations concerning the continued growth in the use of wireless communications, the statement concerning our belief in our ability to leverage our expertise to provide wireless infrastructure to first responders in the U.S.; the statement concerning our intent to expand our domestic and international carrier base by capitalizing on our relationships with original equipment manufacturers; the statement concerning our intent to expand our integrated package of products and services for wireless carriers and enterprises; the statements regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for the next twelve months; the statement that we expect to compete primarily on the basis of the functionality, breadth, time to market, ease of integration, price and quality of our products and services; and the statement concerning our expectations with regard to research and development expenses. Other such statements include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach profitability as early as anticipated or at all, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) develop software without any errors or defects, (vi) protect our intellectual property rights, (vii) implement our business strategy, (viii) realize backlog, and (ix) achieve continued revenue growth in the foreseeable future for our E9-1-1 business. This list should not be considered exhaustive.
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
     We are a Maryland corporation founded in 1987 with our headquarters located at 275 West Street, Annapolis, Maryland 21401. Our Web address is www.telecomsys.com. The information contained on our Web site does not constitute part of this Annual report on Form 10-K. All of our filings with the Securities and Exchange Commission will be available through a link on our website. The terms “TCS”, “we”, “us” and “our” as used in this Annual Report on Form 10-K refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.
     On January 13, 2004, we purchased the Enterprise business unit of Aether Systems, Inc. with an effective date of January 1, 2004. On September 20, 2004, we acquired substantially all the assets of Kivera, Inc. Prior to 2004, we managed our business in three operating segments: Network Software, Service Bureau and Network Solutions. During the first three quarters of 2004, we combined the previous Network Software and Service Bureau units into a single “Carrier” segment; we renamed Network Solutions “Government, and we managed the business acquired from Aether as our “Enterprise” segment. In the fourth quarter of 2004, we realigned our segments to better manage the business subsequent to the Enterprise and Kivera acquisitions. Our two operating segments are now (i) our Commercial Applications Segment, which consists of the previous Network Software and Service Bureau segments, along with the newly acquired businesses and (ii) our Government segment which consists of the previous Network Solutions segment. The following Business Overview describes TCS after the 2004 realignment of our segments.
     Commercial Applications Segment: Our carrier software system products enable wireless carriers to deliver short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. We earn carrier software revenue through the sale of licenses, deployment and customization fees and maintenance fees. Pricing is generally based on the volume of capacity purchased from us by the carrier. As of December 31, 2004, we had deployed 85 software systems for our customers in wireless carrier networks around the world, including those of Verizon Wireless, Vodafone, T-Mobile, Telefonica and its affiliate Vivo, Alltel, and Hutchison Whampoa’s “3”tm-brand third generation networks. We also provide carrier technology on a hosted, i.e., service bureau basis; that is, customers use our software functionality through connections to and from our network operations centers, paying us monthly based on the number of subscribers, cell sites, or call center circuits, or message volume. We provide enhanced 9-1-1 (E9-1-1) services, commercial location-based services, and inter-carrier text message distribution services on a service bureau basis. As of December 31, 2004, we provide E9-1-1 service under contracts with 36 wireless carrier networks in the U.S. and Puerto Rico, as well as Voice-Over-Internet-Protocol (VOIP) service providers.
     Using our proprietary Fusiontm behind-the-enterprise-firewall platform uniting messaging, synchronization and web technologies, the Commercial Application segment’s 20/20 Deliverytm application enables package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery. We also generate subscriber revenue as a reseller of Research in Motion’s BlackBerry® devices and service, and as a provider of wireless client device software applications, including access to current traffic information and real-time financial market data to users.
     Government Segment: We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink® deployable communication systems, and incorporating high speed, satellite, and internet protocol technology. More than 550 of our SwiftLink® deployable communication systems are in use for security, defense, and law enforcement around the world. We also own and operate satellite teleport facilities. Since our founding in 1987 we have provided communication systems integration, information technology services, and software solutions to the U.S. Department of Defense and other government customers.

     We continue to protect our intellectual property rights, and currently have 30 U.S. patents regarding wireless messaging and location applications, and over 80 patent applications pending.
     Enabling Convergent Technologies®, Swiftlink®, XYPOINT®, Wireless Internet Gatewaytm, Voyagertm, Attachétm, 20/20 Deliverytm, Fusiontm, FX Alerttm and MarketCliptm are trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Annual Report on Form 10-K also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.
Market Opportunities
     The following trends are driving demand for our products and services:
     Growth in Wireless Subscribers. The use of wireless communications has increased significantly in recent years, driven by expanded wireless network coverage, upgraded high-speed digital wireless networks, more affordable wireless communications service plans, and higher quality and less expensive wireless devices. According to the research firm Informa Telecoms and Media, the number of worldwide cellular subscribers has grown from 88 million subscribers in 1995 to over 1.6 billion subscribers at year-end 2004. Wireless growth is expected to continue to increase in all regions around the world for the foreseeable future. Driving this growth is the replacement of landline connections with wireless connections. Many households are now using cellular phones for their only means of connection. This is especially true for young adults, but also true in developing countries where wireless may often be the only means of communications. Countries including China and Brazil report that they now have more wireless connections than landline connections.
     Cellular Network Improvements to 2.5 and Third Generation Capabilities. Mobile operators are deploying high-speed data networks based on 2.5G and 3G technologies that, in many cases, equal or surpass data rates that are typically available for residential wireline users. The deployments of these high-speed wireless data networks have made it possible for individuals and enterprises to “wireless-enable” many services that previously required a wireline connection, such as connecting to the Internet and accessing corporate data outside the office. Our company assists both mobile operators and enterprises to take advantage of the capabilities of high-speed networks through applications that utilize high-speed data functionality, including mobile location-based applications and virtual private network connections to behind-the-firewall corporate data.
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
     Growing Use of Commercial Location-Based Wireless Services (LBS). A driver of wireless communications growth is the delivery of timely, highly specialized, interactive and location-specific information. Technology incorporated in a growing number of networks and handsets now enables determination of the handset’s location with sufficient precision to allow useful applications in addition to public safety’s E 9-1-1. The consulting firm In-Stat stated in December 2004 that 2005 will be a banner year for carrier deployments of LBS and that as a category, LBS holds much broader mass-market appeal among wireless subscribers than other wireless data services such as short messaging services (SMS), ring tones, and mobile games. Wireless users benefit from the ability to receive highly customized location-specific information in response to their queries or via targeted opt-in content delivered to the wireless device based on its specific location. Enterprises benefit from wireless location technology by utilizing routing and tracking applications for their mobile field forces. Our software provides wireless location solutions to mobile operators today through our Xypoint® Location Platform (XLP) that is deployed in six of Hutchison Whampoa’s “3”tm networks as well as Vivo’s network in Brazil. Our Fusiontm Platform can also provide location-based solutions to enterprise applications such as our proof of delivery and logistics management software.
     The FCC’s E9-1-1 Mandate. The ability to call for help or communicate with family members in need is the primary reason many people cite for having a wireless phone. A key to enhancing personal safety through a cell phone is the availability of E9-1-1 wireless capabilities. In 1996, the Federal Communications Commission (FCC) mandated the adoption of E9-1-1 technology by wireless carriers in two phases. Phase I requires wireless carriers to provide the public safety answering point (PSAP) receiving the call with the E9-1-1 caller’s telephone number and the location of the call sector from where the call was made. Phase II will require wireless carriers to locate wireless E9-1-1 callers with more precise location parameters specified in the FCC guidelines. The FCC requires wireless carriers to issue quarterly reports as to their progress and compliance with FCC-mandated deployment schedules. Approximately 70% of U.S . jurisdictions had implemented Phase I service, and only 40% had implemented Phase II, according to the National Emergency Number Association. We are under long-term contracts, usually three to five years, with 36 wireless carriers, including five of the ten largest in the United States, to provide both Phase I and Phase II E9-1-1 service.
     Growing Use of the Internet, Corporate Intranets, E-Mail and Short Messaging. The Internet and internal corporate data networks, or intranets, have emerged as global communications channels that allow users to share information and conduct business transactions electronically. E-mail and short messaging services (SMS) are increasingly important means of communication, with both the number of users and messages per individual projected to increase significantly. Mobile operators in the United States are experiencing rapid SMS traffic growth according to the Cellular Telecommunications and Internet Association (“CTIA”) and statistics from mobile operators. Verizon Wireless has announced that it sent over 2.6 billion text messages during the third quarter of 2004, while Cingular announced that it had delivered over 1.4 billion SMS messages in the third quarter of 2004, representing an increase of 60% from third quarter 2003. We provide solutions for mobile operators to receive and route e-mail and SMS messages through our Short Message Service Center and Wireless Internet Gateway systems. We also deliver secure corporate intranet data to and from customers’ mobile field forces through our 20/20 Deliverytm systems and our subscriber services for access to real time financial market data.
     Growing Use of Wireless Communications and Location Technology for Defense, Intelligence and Security. Wireless communications and use of location technology are key initiatives within the Federal government for both security requirements as well as supply chain management. For Homeland Security, wireless communications in emergencies are of paramount importance, as emergency personnel need to be able to communicate and share information across agencies and departments where wireline systems may be unavailable.
     Use of Wireless Technology with Location-Based Asset Tracking for Government Supply Chain Management. The Department of Defense (DOD) is mandating the use of asset tracking throughout its logistics supply chain through the use of technologies such as radio frequency identification technology (RFID.) We believe that our expertise in the areas of wireless E 9-1-1, location and messaging services, and secure satellite communications can be leveraged to provide the needed wireless infrastructure for Homeland Security and DOD and we are currently pursuing opportunities to provide such products and services. Our SwiftLink® deployable communication systems are also increasingly used by military and other government agencies around the globe for communications in times of emergencies. SwiftLink® is designed to provide secure voice and data communications through encrypted satellite links.
Business Strategy
     We plan to continue to develop and sell software and engineered systems which we will deliver through deployment in customer networks or through hosted and subscription business models. Our development investment is focused on the delivery of internet content, proprietary third party content, short messages, location information, corporate network data and other enhanced data communication services to and from wireless devices. The key elements of our strategy are to:

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

•	Expand Our Sales and Marketing Capabilities. We are developing relationships with communication infrastructure providers in order to expand our sales channels for our carrier software products and services. We have historically leveraged our strategic relationships with original equipment manufacturers to market our Commercial Applications segment products to wireless carriers worldwide. We are adding partnerships for our location technologies.

•	Grow Our Wireless Carrier Customer Base. We now serve or are under contract with 56 wireless carrier networks in 15 countries. We intend to expand our domestic and international carrier base by capitalizing on our relationships with original equipment manufacturers and establish new distribution partnerships and by expanding our own sales and marketing initiatives. We will continue to develop network software for wireless carriers that operate on all major types of networks.

•	Grow Our Enterprise Customer Base. We now serve over 1,000 enterprises with logistics management, financial market data, and data network access technology. We intend to expand our enterprise base by expanding our own sales and marketing initiatives and expanding our enterprise offerings, especially those offerings that take advantage of mobile operators’ high-speed data networks.

•	Develop and Enhance Our Technology. We will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications. As of January 1, 2005, our staff included 361 engineers who specialize in wireless network and client software development, wireless service bureau operations and integrated network solutions. We also have research and development relationships with wireless handset manufacturers, wireless carriers, and content and electronic commerce providers. Our Xypointtm platform architecture efficiently integrates our presence, privacy, location, call control and messaging technology, resulting in reduced costs, increased reliability, more efficient deployments, compatibility with our existing products and a migration path to third generation services. Our Fusiontm platform unites messaging, synchronization, and web technologies for enterprise network applications.

•	Leverage Our Expertise in Accessing Information Stored Inside Wireless Networks. We will continue to leverage our knowledge of complex call control technology, including Signaling System 7 and internet protocol standards, to unlock valuable information such as user location, device on/off status and billing and transaction records that resides inside wireless networks and is difficult to retrieve and utilize. Using this information, we intend to expand the range of capabilities that wireless data technology can accomplish for our customers.

•	Pursue Select Acquisitions. We intend to continue to selectively pursue acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base.
Product and Service Offerings

I.	Commercial hosted, subscriber, and maintenance services:
     We own and lease network operation centers that host software for which customers make recurring monthly usage payments. Our hosted offerings include wireless and Voice Over IP E9-1-1, hosted commercial location-based applications, and financial market data applications. Through wireless carriers, we sell subscriptions to services using our client software applications such as Traffic Matterstm and Friend Findertm, sometimes in collaboration with owners of related brand names such as Rand McNally. We also provide BlackBerry® network access service.

Hosted Location-Based Services, including E9-1-1 and Hosted Position Determining Entity (PDE) Applications. Our E9-1-1 service bureau works with wireless carriers and local emergency services in compliance with the Federal Communication Commission requirements. When a wireless subscriber covered by this service makes an E9-1-1 call from his or her wireless phone, the software (1) identifies the call as an emergency call, (2) accesses the handset’s location information from the wireless network (either imprecise or precise), (3) routes the call to the appropriate E9-1-1 jurisdiction, (4) translates the information into a user friendly format, and (5) transmits the data to the local emergency service call center. Our E9-1-1 service operates on a platform that resides at our two fully redundant data centers in Seattle, Washington and Phoenix, Arizona. As of December 31, 2004, we are under contract to provide E9-1-1 services to 36 wireless carriers, including Verizon, Cingular and US Cellular. We also provide a related hosted software service, Qualcomm’s Snaptracktm Position Determining Entity (PDE) application that enables carriers to access the more precise location data needed for Phase II E9-1-1 compliance without purchasing their own license to the PDE software. During 2004, we entered into our first contract to provide Phase II E9-1-1 service.

Customer subscriptions to marketStreamtm, FX Alerttm and MarketCliptm. TCS delivers real-time financial market data over various wireless devices and networks. FX Alerttm and MarketCliptm cover the New York Stock Exchange (NYSE), National Association of Securities Dealers (NASDAQ), Over-the-Counter Market Bulletin Board (OTCBB), American Stock Exchange (AMEX), Options Price Reporting Authority (OPRA), currencies, euro crosses, minor and exotic currencies, currency Hi-Los, world indices, money markets, world yields and related financial news. Our financial market data services work throughout the US and in most major European countries.

Customer subscriptions to application-based services such as Traffic Matterstm. TCS’ strategy is to have a suite of location-based applications that carrier subscribers sign up for and pay recurring monthly fees. TCS’ first major application launched on multiple US carriers is a real-time traffic application called Traffic Matterstm that is sold under the Rand McNally brand. TCS expects to launch other location-based applications in 2005 involving fleet tracking, family finder, and turn-by-turn navigation.

BlackBerry® Enterprise service. Our BlackBerry® solution is designed to keep workforces connected by email, contact information and other enterprise data over Advanced Triple DES encryption technology. BlackBerry® by Aether® offers flat-rate wireless service pricing, your choice of networks, value-added applications such as internet browsing, paging, document management, and enterprise-wide customer care. We are one of the largest value added resellers of BlackBerry® devices and airtime in the United States.

Software and system maintenance. For our installed base of systems in use by customers (see descriptions below) we provide ongoing operational support, including administration of system components, system optimization and configuration management. Maintenance services include tracking customer support issues, trouble shooting, and developing and installing maintenance releases. We typically provide maintenance services for an annual fee paid in advance, which is priced based on the cumulative license fees we have billed for the systems being supported.

II.	Systems:
     A. Commercial Licensed Software-based Systems: We design and develop software products for wireless carrier and enterprise networks that enable the delivery of secure and personalized content, services and transactions to wireless devices. We design our software using industry standards for easy implementation, customization and interoperability with other network components. Most of our commercial software is now designed and delivered together with third party software and related hardware, which is integrated into new and existing networks by our engineers. Our commercial software-based system offerings include:

1. Xypoint® Location Platform (XLP) and Applications for Location-based Services: Our Xypoint® Location Platform system interacts with the wireless network to extract location information (the “X/Y” coordinates) of the user’s device. In order to determine a user’s location with sufficient precision for public safety compliance and for commercial location-based applications, technology interacts with network triangulation software which some carriers have added to cell towers and switches in the network, and it can work with networks that have incorporated Assisted GPS systems that use Geographic Position System (GPS) chips in user handsets. Our platform also provides privacy controls so that the wireless device user controls access to the user’s location information. The “X/Y” information extracted from networks by our XLP is used by application software including E 9-1-1, driving directions, identification of locations near the end user (such as gas stations, restaurants, or hotels), and locating other network subscribers near the user’s current position.

2. Wireless Messaging Gateway and Message Portal. Our Wireless Messaging Gateway is a portal for two-way data communication between users of wireless networks and the internet. The Wireless Messaging Gateway allows users to customize the services they receive on wireless devices by setting up a user profile through a single Internet-based procedure. Wireless carriers can access these user profiles and usage data to gain a better understanding of customer behavior. The Wireless Messaging Gateway allows additional wireless applications to be added as desired. Our Message Portal software supports personalization, instant messaging and spam blocking capabilities that can be independently customized by the end user. This allows a wireless carrier to provide a unique, customizable user interface for their subscribers in order to support delivering short messages and e-mail to the user’s mobile devices.

3. Short Message Service Center. Our Short Message Service Center software enables users to send and receive text or data messages to and from wireless devices. It provides wireless carriers efficient two-way data delivery and supports major industry standards for wireless communications. The Short Message Service Center also allows the handset to function as a pager and provides single touch callback capabilities. The Short Message Service Center can be combined with our Wireless Messaging Gateway software to enable transmission of short messages between the Internet and wireless devices.

4. Fusiontm Platform and 20/20 Deliverytm Application. The Fusiontm platform, which is technology that we acquired from Aether Systems in January 2004, is an open, standards-based mobile enterprise platform that unites messaging, synchronization and XML-based web technologies for wireless and mobile applications on devices such as phones and personal digital assistants. Fusiontm can operate “behind the enterprise firewall” to allow secure corporate communications to mobile field workers. 20/20 Deliverytm, which is built on our Fusion platform, is a mobile asset management and logistics solution that enables visibility into the supply chain by providing real-time vehicle monitoring, driver communication, and confirmation-of-delivery information.

     B. Government Deployable Communication Systems. We have designed and produce SwiftLink®, lightweight, satellite-based secure communication systems, which can be immediately deployed in remote areas where other means of reliable communications may not be available. SwiftLink® provides secure voice, video and data communications for up to eight people and a single person can deploy the system in less than ten minutes creating critical communication channels from any location around the world. Uses include emergency response, news reporting, public safety, drilling and mining operations, field surveys and other activities that require remote capabilities for video and data transmissions.

III.	Services:
     In addition to hosted, subscriber and maintenance services which generate monthly, usage-based revenue for indefinite periods, we enter into fee-for-service contracts under which revenue is generated based on contract labor billing rates or based on fixed fees for deliverables.
     A. Commercial location database maintenance services. We provide telematic database maintenance services for DENSO Corporation of Japan, (a global supplier to the automotive industry) through the compilation of geographic information databases used in Denso’s in-vehicle navigation systems that are in products including Toyota, Lexus, Land Rover and Lincoln brands.
     B. Government Services.

1. Network Operation Support. We design, install and operate networks that integrate computing and communications, including systems that provide communications via both satellite and terrestrial links. We can provide complete network installation services from cabling infrastructure to complex communications system components. We also provide ongoing network operation and management support services under multi-year contracts with government customers.

2. Custom Software. We develop custom software applications to support specific customer requirements. We have historically tailored enhancements of our software products for wireless carrier customers and developed custom applications for government agencies.

3. Satellite Teleports. We own and operate high-speed satellite communications teleports in Baltimore, Maryland and Manassas, Virginia that are connected to the public switched telephone network. These facilities provide transport services for internet protocol (IP)-based media content consisting of Voice Over IP (VOIP), Internet, video and messaging data using Very Small Aperture Terminal (VSAT) satellite technology as part of our communication solutions for our customers.

Customers
     Commercial Applications Segment. Our commercial customers include wireless telecommunications carriers in the United States and foreign countries, either directly or through our channel partners. We provide licensed software-based systems, and hosted service bureau offerings in our Commercial Applications segment to carriers around the world. Our wireless carrier customers include Cingular Wireless, Verizon Wireless, and the Hutchison Whampoa third generation “3” brand networks. Customers for our enterprise systems include Corporate Express and Staples. Commercial subscriber contract customers include Johnson & Johnson, Goldman Sachs, Bank of America, and Merrill Lynch.
     Government Segment. Our major Government segment customers include units of the U.S. Departments of Defense, Justice, and State, the General Services Administration, the City of Baltimore, Computer Sciences Corporation, and Northrop Grumman.
Backlog
     As of January 1, 2005, we had unfilled orders, or backlog, of approximately $104 million, of which $64 million was in our commercial applications segment and $40 million was in our government segment. Approximately $58 million of January 1, 2005 backlog is expected to be realized in 2005. Total backlog as of January 1, 2004 was approximately $93 million. Backlog for our hosted services is computed by multiplying the most recent month’s recurring revenue times the remaining months under existing long-term agreements with no assumption as to additional deployments of Public Safety Answering Point connections. The backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.
Sales and Marketing
     We sell our products and services through our direct sales force and through indirect channels. Our direct sales force consists of approximately 31 professionals in the U.S. and Europe. We have also historically leveraged our relationship with original equipment manufacturers (OEMs) to market our commercial systems to wireless carrier customers, including a relationship with Lucent Technologies that began in 1996. Additional indirect sales relationships include Ericsson, Motorola, Symbol, Intermec, and Qualcomm. During the indirect sales process, as well as during installation and maintenance, we have extensive direct contact with prospective carrier customers. We are pre-qualified as an approved vendor for some government contracts, and some of our products and services are available to government customers via the General Services Administration information technology schedule 70. Our marketing efforts also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.

Competition
     The markets for our products and services are competitive. The adoption of industry standards may make it easier for new market entrants to compete with us. We expect that we will continue to compete primarily on the basis of the functionality, breadth, time to market, ease of integration, price and quality of our products and services. The market and competitive conditions are continually developing. Our software products for both carriers and enterprises compete with many similar products provided by other companies. It is difficult to present a meaningful comparison between our competitors and us because there is a large variation in revenue generated by different customers, different products and services, as well as the different combinations of products and services offered by our competitors. We cannot, therefore, quantify our relative competitive position.
     Our current and potential competitors include:

•	Commercial Applications Segment. Openwave, Logica CMG, Huawei Technologies, Comverse, NEC, Intrado, InfoSpace; IBM, Semotus Solutions, and Gearworks.

•	Government Segment. Computer Sciences Corporation; Electronic Data Systems Corporation; Keane, Inc.; Northrop Grumman; Turtle Mountain Communications, Inc.
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
     We partner with vendors of precise location technology. Certain of our partners may attempt to compete with our operating platform by developing their own transmission platform or by purchasing another mobile location platform. The markets for commercial location and other mobile wireless applications for carriers and enterprises are relatively new and continually developing. The convergence of wireless technologies and the Internet is creating many initiatives to bring data and transaction capabilities to wireless devices. There is a wide array of potential competitors in this market, including providers of competing location management platforms, competing e-mail products, competing enterprise mobility platforms and other competing applications for wireless devices.
Research and Development
     Our success depends on a number of factors, which include our ability to identify and respond to emerging technological trends in our target markets, to develop and maintain competitive products, to enhance our existing products by adding features and functionality that differentiate the products from those of our competitors and to bring products to market on a timely basis and at competitive prices. As of January 1, 2005, our staff included 361 professionals who specialize in wireless network and client software development. Since 1996, we have made substantial investments in research and development, most of which has been devoted to the development of carrier and enterprise network software products and services. We are primarily focusing our current research and development investments in cellular location-based technology and government and enterprise customer needs, such as an asset tracking solution. Research and development expenditures, including capitalized costs, for the years ended December 31, 2004, 2003, and 2002 were approximately $20 million, $17 million, and $17 million, respectively.
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
     We currently hold thirty issued patents relating to wireless text messaging, inter-carrier messaging, number portability, GPS ephemeris data, emergency public safety data routing and electronic commerce. We have filed over 80 additional patent applications for certain apparatus and processes we believe we have invented to enable key features of the locations services, wireless text alerts, Financial Market Data, Short Message Service Center, Prepaid Wireless, mobile-originated data and E9-1-1 network software. There is no assurance that these patent applications will result in a patent being issued by the U.S. Patent and Trademark Office or other patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. Additionally, foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed.
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
Employees
     As of December 31, 2004, we had 588 employees, 581 full-time and 7 part-time. We believe relations with our employees are good. None of our employees is represented by a union.
Geographical Information
     During the fiscal years ended December 31, 2004, 2003, and 2002, our total revenues generated from products and services in the U.S. were $130.2 million, $88.5 million, and $83.3 million, respectively, and our total revenues generated from products and services outside of the U.S. were $12.7 million, $3.6 million, and $8.7 million, respectively. As of December 31, 2004, $17.5 million of our tangible long-lived assets were located in the U.S. and $0.4 million of our tangible long-lived assets were located outside the U.S. The assets located outside the U.S. are used by our Commercial Applications segment. As of December 31, 2003, all of our long-lived assets were located in the U.S. We are subject to risks related to offering our products and services in foreign countries. See the information under the heading “Risk Factors — Because our product offerings are sold internationally, we are subject to risks of conducting business in foreign countries” included in Exhibit 99.01 to this report.

Item 2.	Properties
     Our principal executive office is located in Annapolis, Maryland in a 27,000 square foot facility under a lease expiring in March 2008. We have a second 26,000 square foot facility in Annapolis, Maryland under a lease expiring in April 2010. The Annapolis facilities are utilized for the executive and administrative offices, as well as portions of our Commercial Applications and Government segments. Other leased facilities include a 33,000 square foot facility in Owings Mills, Maryland under a lease expiring March 2008, a 50,000 square foot facility in Seattle, Washington under a lease expiring in September 2010, an 11,000 square foot facility in Oakland, California under a lease expiring May 2007, and a 10,000 square foot facility in Tampa, Florida under a lease expiring in December 2009. We also lease a hosting facility in Phoenix, Arizona in a 1,400 square foot office under a lease that expires in February 2006, which is utilized by our Commercial Applications segment. Our international locations lease a total of approximately 7,000 square feet of office space in London, Madrid, Amsterdam, and Stockholm. The leases for these facilities have varying expirations, but the agreements are generally short-term and renewable.
     In addition to the leased office space, we own a 7-acre teleport facility in Manassas, Virginia, and lease space in Baltimore, MD utilized for teleport services primarily to our Government segment customers.

Item 3.	Legal Proceedings
     In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. Telecommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our Class A Common Stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate our Class A Common Stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of our Class A Common Stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and that the underwriters violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. On February 15, 2005, the Honorable Judge Shira A. Scheindlin, U.S.D.J. entered an order preliminarily approving a settlement proposal which we believe will result in a resolution that will not materially impact our consolidated results of operations, financial position, or cash flows. We intend to continue to defend the lawsuit until the settlement has received final approval or the matter is resolved otherwise. More than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us, and we believe that the majority of those companies will participate in the same settlement if approved.
     Research In Motion Limited (“RIM”) which supplies our Commercial Applications segment with hardware and wireless services that it in turn packages with other services and resells, is engaged in legal proceedings with NTP Inc. which alleges that certain RIM products infringed on patents held by NTP Inc. This creates uncertainty regarding RIM’s ability to continue to supply our enterprise customers with services. RIM’s inability to supply services to our enterprise customers could cause a loss of revenue and increase our net losses.
     Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our Class A Common Stock has been traded on the NASDAQ National Market under the symbol “TSYS” since our initial public offering on August 8, 2000. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the NASDAQ Stock Market’s National Market:

	High	Low

2005
First Quarter 2005 (as of February 14, 2005)	$3.22	$2.12

2004
First Quarter 2004	$8.39	$4.80
Second Quarter 2004	$8.30	$4.20
Third Quarter 2004	$6.11	$3.18
Fourth Quarter 2004	$3.85	$2.75

2003
First Quarter 2003	$2.18	$1.49
Second Quarter 2003	$2.25	$1.52
Third Quarter 2003	$4.70	$2.32
Fourth Quarter 2003	$6.12	$4.09
     As of February 14, 2004, there were approximately 385 holders of record of our Class A Common Stock, and there were 2 holders of record of our Class B Common Stock.
Dividend Policy
     We have never declared or paid cash dividends on our Common Stock. We currently intend to retain any future earnings to fund the development, growth and operation of our business. Additionally, under the terms of our bank line of credit, the bank’s prior written consent is required to pay cash dividends on our Common Stock. We do not currently anticipate paying any cash dividends on our Common Stock in the foreseeable future.
Change in Securities and Use of Proceeds
     On January 13, 2004, we purchased the Enterprise Division of Aether Systems, Inc. (the “Enterprise Acquisition”). Consideration for the acquisition was valued at approximately $22 million, consisting of $18 million in cash, a $1 million note payable, approximately $2 million of costs directly related to the acquisition, and 204,020 newly issued shares of Class A Common Stock. Concurrent with the Enterprise Acquisition, we closed on $21 million of financing with two accredited institutional investors, which included a subordinated convertible debenture with stated principal of $15 million, bearing interest at a stated rate of 3% per annum and due in lump sum on January 13, 2009 (the “Debenture”), 1,364,288 newly issued shares of Class A Common Stock and warrants to purchase 341,072 shares of Class A Common Stock at a strike price of $6.50 expiring in January 2007. The Debenture provided for an original conversion price of $5.38 per share, subject to adjustment. Both conversion of the debentures and exercise of the warrants were subject to limitations, including the approval by our shareholders of our issuance of any securities that would require such approval as required by applicable law and the rules and regulations of the NASDAQ National Market. Our shareholders approved the issuance of these securities at the 2004 annual meeting of our shareholders.
     On August 30, 2004 we entered a Securities Purchase Agreement (the “August 2004 Securities Purchase Agreement”) with the same third party investors who purchased our securities used to finance the Enterprise Acquisition. Pursuant to the August 2004 Securities Purchase Agreement, we raised $10 million in cash through the sale of 2,500,000 shares of our Class A Common Stock. We used the majority of the proceeds from this offering to fund the acquisition of Kivera, Inc. on September 20, 2004 as described in Note 3 to our Consolidated Financial Statements and for a $1 million cash fee paid in connection with a Waiver Agreement signed on the same day. The remainder of the proceeds, approximately $3 million net of direct costs of the offering, was used to fund capital spending.
     The Waiver Agreement (the “Waiver”) with the holder of the Debenture modified certain provisions of the Debenture as follows: (1) the holder of the Debenture was required to convert the entire $15 million principal amount into shares of our Class A Common Stock by the end of 2004, (2) all of the material restrictive covenants contained in the Debenture were nullified and (3) the conversion price set forth in the Debenture was decreased from $5.3753 to $5.01581 as an inducement to enter into the Waiver (an adjustment such that conversion of the Debenture yielded an additional 200,000 shares of Class A Common Stock). As additional consideration for the holder of the Debenture agreeing to the Waiver, we paid the holder of the Debenture a $1 million one-time fee in cash. The $1 million fee was recognized ratably to debt conversion expense in our Consolidated Financial Statements as the Debenture was converted during 2004. The fair value of the additional shares of Class A Common Stock issued as an inducement, measured as of the date of the Waiver, was $0.9 million, which was recognized ratably to debt conversion expense as the Debenture was converted. The remaining deferred debt discount of approximately $5.8 million and unamortized deferred financing fees of $0.7 million as of the date of the Waiver were recognized as expense ratably as the Debentures were converted through the end of 2004. Monthly amortization of the remaining debt discount and deferred financing fees based on the original term of the Debenture was recognized as interest expense and the additional expense recognized in 2004 as a result of the Waiver was recorded as debt conversion expense. As of December 31, 2004, the $15 million principal amount of the Debenture was converted into 2,990,015 shares of our Class A Common Stock. See Notes 4 and 5 to our Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.
     All of the securities issued by us in connection with these transactions have been registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
     None.

Item 6.	Selected Financial Data
     The table that follows presents portions of our consolidated financial statements. You should read the following selected financial data together with our Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the more complete financial information included elsewhere in this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 from our consolidated financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm, and which are included beginning on page F-1. We have derived the statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000, from our audited financial statements which are not included in this Form 10-K. Some prior year data have been reclassified for comparability to our current financial reporting practices. As described in Note 1 to our Consolidated Financial Statements, we have reclassified prior period revenues, direct cost of revenues, and gross profit for comparability with the three revenue categories we currently use to manage our business. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2004**	2003	2002	2001*	2000

	(In thousands, except per share data)
Statement of Operations Data:
Revenue
Hosted, subscriber, and maintenance	$82,793	$37,656	$26,936	$18,740	$1,262
Systems	44,154	40,486	56,289	39,053	39,329
Services	15,978	13,923	8,820	11,759	17,472

Total revenue	142,925	92,065	92,045	69,552	58,063

Operating costs and expenses:
Direct cost of hosted, subscriber, and maintenance revenue	51,197	18,082	15,741	9,535	937
Direct cost of systems	26,621	32,299	40,297	26,668	24,730
Direct cost of services revenue	9,669	9,835	5,744	8,819	13,978

Total direct cost of revenue	87,487	60,216	61,782	45,022	39,645

Hosted, subscriber, and maintenance gross profit	31,596	19,574	11,195	9,205	325
Systems gross profit	17,533	8,187	15,992	12,385	14,599
Services gross profit	6,309	4,088	3,076	2,940	3,494

Total gross profit	55,438	31,849	30,263	24,530	18,418

Research and development	19,598	16,932	17,047	18,083	5,272
Sales and marketing	12,982	8,917	10,029	13,826	6,930
General and administrative	19,108	11,251	12,235	14,325	11,007
Non-cash stock compensation expense	1,195	1,501	1,554	2,587	1,711
Depreciation and amortization of property and equipment	7,795	6,612	6,156	4,550	2,388
Amortization of goodwill and other intangible assets	2,165	531	553	9,226	—
Acquired in-process research and development	—	—	—	9,700	—
Impairment of goodwill and other intangible assets	—	—	—	43,000	—

Total operating costs and expenses	62,843	45,744	47,574	115,297	27,308

Loss from operations	(7,405)	(13,895)	(17,311)	(90,767)	(8,890)
Interest expense	(3,196)	(1,088)	(897)	(684)	(1,394)
Debt conversion expense	(7,886)	—	—	—	—
Other (expense)/income, net	(61)	1,497	370	1,968	1,912

Loss before income taxes	(18,548)	(13,486)	(17,838)	(89,483)	(8,372)
Income tax benefit	—	—	—	—	2,601

Net loss before extraordinary item	$(18,548)	$(13,486)	$(17,838)	$(89,483)	$(5,771)

Net loss	$(18,548)	$(13,486)	$(17,838)	$(89,483)	$(6,530)

Loss per common share, basic and diluted	$(0.56)	$(0.45)	$(0.61)	$(3.16)	$(0.39)

Basic and diluted shares used in computation	33,381	29,796	29,149	28,297	16,948

	As of December 31,

	2004**	2003	2002	2001*	2000

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,251	$18,785	$27,402	$42,928	$66,117
Working capital	20,204	28,538	31,690	46,138	72,442
Total assets	102,382	65,280	81,425	89,596	100,350
Capital leases and long-term debt (including current portion)	18,392	14,598	10,313	4,825	1,102
Total liabilities	42,876	28,429	33,789	26,735	16,201
Total stockholders’ equity	59,506	36,851	47,636	62,861	84,149

*	In January 2001, we acquired Xypoint Corporation. Revenues for these operations are included for 2001 and all subsequent periods presented.

**	In 2004, we acquired the Enterprise business from Aether Systems, Inc. and substantially all of the assets of Kivera, Inc. See Note 2, “Enterprise Acquisition”, and Note 3, “Kivera Acquisition” to our Consolidated Financial Statements for a description of these acquisitions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Our most significant estimates relate to accounting for our percentage-of-completion and proportional performance contracts, accounts receivable reserve, evaluating goodwill for impairment, the realizability and remaining useful lives of long-lived assets, and contingent liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We identified our most critical accounting policies to be those related to revenue recognition for our software contracts with multiple elements, revenue recognition for our contracts accounted for using the percentage-of-completion and proportional performance methods, revenue recognition for the operations of our 2004 acquisitions, accounts receivable reserves, capitalized software development costs, acquired intangible assets, goodwill impairment, stock compensation expense, and income taxes. We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Overview and Recent Developments
     Effective January 1, 2004, we purchased the Enterprise Mobility Solutions business unit of Aether Systems, Inc. This unit brought to us a base of over 1,000 enterprise customers and wireless data applications for logistics, financial services and the mobile office. On September 20, 2004, we acquired substantially all of the assets of Kivera, Inc., a provider of internet-based location application software and geo-data professional services. This acquisition represented a buy-vs.-build opportunity, as Kivera’s software platform integrates easily with existing wireless carrier network elements and our Xypoint® Location Platform (XLP).
     Effective in the fourth quarter of 2004, we realigned our business across two market segments more closely aligned with how the company now operates: (i) our Commercial Applications segment, which consists principally of enhanced communication services to and from wireless phones, location application software, our E9-1-1 application and other hosted services, and subscriber-based data services and (ii) our Government segment, which includes the design, development and deployment of information processing and communication systems and related services to government agencies. The information in this section presents our historical information restated to conform with our current operating segments.
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
     Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue. We derive revenue from products and services including recurring monthly service and subscriber fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.

•	Cost of revenue. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of hosted and subscriber revenue and systems from our Commercial Applications segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations. Important sources of our liquidity have been cash raised from our January 2004 and August 2004 financings in connection with our recent acquisitions (as described below under “Liquidity and Capital Resources”), and borrowings under our bank credit agreement and lease financings secured for the purchase of equipment.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenues outstanding as important indicators of our financial health.

Results of Operations
Revenue and Cost of Revenue
     The following discussion addresses the revenue and cost of revenue for the two segments of our business.

Commercial Applications Segment:
     The following table sets forth year-to-year comparisons of the components of our Commercial Applications revenue and cost of revenue.

			2004 vs. 2003			2003 vs. 2002

($ in millions)	2004	2003	$	%	2002	$	%

Hosted, subscriber, and maintenance revenue	$82.8	$37.7	$45.1	120%	$26.9	10.7	40%
Systems revenue	20.5	11.1	9.4	85%	24.1	(13.0)	(54%)
Services revenue	0.4	—	0.4	NM	—	—	NM

Commercial Applications segment revenue	103.7	48.8	54.9	113%	51.0	(2.3)	(4%)

Direct cost of hosted, subscriber, and maintenance	51.2	18.1	33.1	183%	15.7	2.3	15%
Direct cost of systems	11.2	13.6	(2.4)	(18%)	15.7	(2.0)	(13%)
Direct cost of services	0.2	—	0.2	NM	—	—	NM

Commercial Applications segment cost of revenue	62.6	31.7	30.9	97%	31.4	0.3	1%

Hosted, subscriber, and maintenance gross profit	31.6	19.6	12.0	61%	11.2	8.4	75%
Systems gross profit	9.3	(2.5)	11.8	NM	8.4	(10.9)	(130%)
Services gross profit	0.2	—	0.2	NM	—	—	NM

Commercial Applications segment gross profit*	$41.1	$17.1	$24.0	141%	$19.6	$(2.6)	(13%)

Segment gross profit as a percent of revenue	40%	35%			38%

*	See discussion of segment reporting in Note 23 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.
Hosted, Subscriber, and Maintenance Revenue and Cost of Revenue:
     Our hosted offerings include our E 9-1-1, hosted Position Determining Entity (PDE) and Hosted Location Based Service (HLBS) applications. Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E 9-1-1, PDE, and HLBS service fees are priced based on units served during the period, such as the number of customer subscribers served, the number of connections to Public Service Answering Points (PSAPs) , or the number of customer cell sites served. In 2004, we continued to increase the number of carriers and carrier billable units served. This increase was partly offset by decreases in the average fee received per unit under pricing arrangements with some customers. In 2003, we expedited the deployment of PSAPs related to all our customers resulting in an increase in the average number of PSAPs served by approximately 1,200 or 50%. Additionally, in 2003 we signed additional wireless carriers to the E9-1-1 service and deployed hosted PDE and HLBS applications. In 2002, we added wireless carrier customers and experienced a 75% increase in volume.
     All of our subscriber revenue is generated by the businesses we acquired in 2004, and the year over year increase in total Commercial Applications segment revenue was due primarily to the revenue generated by the operations acquired in the Enterprise Acquisition (“Enterprise business”). We generate subscriber revenues from subscriptions to services for BlackBerry® network access and real-time market data information accessed via wireless devices as well as services using our client software applications such as Traffic Matterstm and Friend Finder.

     Maintenance fees on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. The direct costs of maintenance revenue consist primarily of compensation and benefits.
     The direct cost of our hosted, subscriber, and maintenance revenue consists primarily of network access, data feed and circuit costs, compensation and benefits, equipment and software maintenance. In 2004, we added the direct costs of providing the subscriber services provided by our acquired Enterprise business. Also, labor and circuit costs for our network operations centers increased proportionately to the increased number of PSAPs and cell sites, and we incurred higher facilities expense related to renovations and enhancements to our principal network operations center. For the year ended December 31, 2004, the cost of airtime, circuit costs, access fees, and data feeds accounted for approximately 57% of the total direct costs of our commercial hosted, subscriber, and maintenance revenues. Cost of revenue in 2003 increased over 2002 due to a 47% increase in headcount for our hosted operations, as well as higher costs for temporary contract staff to meet customer deployment deadlines imposed by the Federal Communications Commission. This increase in headcount during 2003 was partially offset by a reduction in circuit costs that resulted from renegotiating several contracts during the year. Prior to the 2004 acquisition of our subscriber operations, circuit costs and other data access costs accounted for approximately 20% of the total direct costs of hosted, subscriber, and maintenance revenues in 2003. The composition of direct costs was similar to 2003 in 2002.
Systems Revenue and Cost of Revenue
     We sell communications systems for enhanced services to wireless carriers, and we sell asset tracking and proof of delivery mobile asset management systems to enterprise customers. These systems are based on our licensed software applications. Licensing fees for our software are a function of the number of subscribers or other measure of usage in our customer’s network. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. Systems typically contain multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. Generally, we recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered the software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Software license fees billed and not recognized as revenue are included in deferred revenue. In 2004, revenue from Commercial Applications systems sales increased compared to 2003 primarily due to the inclusion of Enterprise systems revenue and a large purchase of increased license capacity by a major carrier during the second quarter of 2004. These revenues decreased in 2003 from 2002 primarily because new business was not booked to replace revenue generated from a large contract to deliver a location platform for multiple carrier networks in Europe and the Pacific.
     We have also historically sold systems through our channel relationship with Lucent. This sales process typically includes participation of our engineers along with original equipment manufacturers in presenting our products to prospective customers. Lucent pays us initial license fees ranging from 50% to 80% of the revenue it generates from sales of the SMSC application that we developed under our 1996 development agreement. For sales of our WIG, Lucent pays us initial fees ranging between 75% and 90% of the sale value which we negotiate on a case by case basis.

     The direct cost of our systems consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs. In 2004, such costs consisted primarily of compensation, benefits, third-party hardware and software, and $0.6 million of amortization of software development costs. In 2003, such costs primarily included compensation, benefits, travel and consulting fees plus $8.9 million of amortization of software development costs, which included the accelerated amortization recorded during the year. The composition of direct costs was similar to 2003 in 2002, except that direct costs in 2002 included only $4.3 million of amortization of software development costs.
     Hardware revenue from sales of BlackBerry® devices is included in systems revenue. For 2004, these hardware sales comprised approximately 3% of total hosted, subscriber, and maintenance revenues. The direct cost of these hardware sales is almost exclusively comprised of third-party purchased hardware and shipping expenses.

Government Segment:
     The following table sets forth the year-to-year comparisons of the key components of our government revenue and related cost:

			2004 vs. 2003			2003 vs. 2002

($ in millions)	2004	2003	$	%	2002	$	%

Systems revenue	$23.6	$29.4	$(5.8)	(20%)	$32.2	(2.8)	(9%)
Services revenue	15.6	13.9	1.7	12%	8.8	5.1	58%

Government Segment revenue	39.2	43.3	(4.1)	(9%)	41.0	2.3	6%

Direct cost of systems	15.4	18.7	(3.3)	(18%)	24.6	(5.9)	(24%)
Direct cost of services	9.5	9.8	(0.3)	(4%)	5.7	4.1	71%

Government Segment cost of revenue	24.9	28.5	(3.6)	(13%)	30.3	(1.8)	(6%)

Systems gross profit	8.2	10.7	(2.5)	(23%)	7.6	(3.1)	41%
Services gross profit	6.1	4.1	2.0	50%	3.1	(1.0)	33%

Government Segment gross profit*	$14.4	$14.8	$(0.5)	(3%)	$10.7	$(4.1)	39%

Segment gross profit as a percent of revenue	37%	34%			26%

*	See discussion of segment reporting in Note 23 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.
Systems Revenue and Cost of Revenue:
     We generate Government systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable communications systems, and integration of those systems into customer networks. Examples of recent government system sales include delivery of our SwiftLink® products, which are lightweight, secure, deployable communications systems, to units of the U.S. Departments of State, Justice, and Defense. Our Government segment also operates teleport facilities for data connectivity via satellite to and from North and South America, as well as Africa and Europe. The cost of our systems revenue consists of compensation, benefits, travel, satellite “space segment” and airtime and costs related to purchased equipment components, which we purchase as needed for customer contracts, and the costs of third-party contractors that we engage. These equipment and third-party costs comprise approximately 50% of the total direct costs of systems revenue.

Services Revenue and Cost of Revenue:
     Government service revenue primarily consists of communications engineering, program management, help desk outsource, network design and management to government agencies. Most such services are delivered under time and materials contracts. For fixed price service contracts, we recognize revenue using the proportional performance method. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. The direct cost of service revenue consists of compensation, benefits and travel incurred in delivering these services.
     The year over year changes in overall Government systems and services business were as follows. In 2004, a decline in volume of system sales, due to a change in customer preferences observed in the second half of the year, was partly offset by increased service revenue. The effect of lower revenue was partly offset by higher average gross margins due to cost savings as a result of established vendor relationships. In 2003, systems and services revenue increased, and average margins increased over that of 2002, in conjunction with the high sales volumes of our SwiftLink® products and the corresponding growth of our Government business.
     We generally provide Government products and services under long-term contracts. We recognize contract revenue as billable costs are incurred and for fixed-price product delivery contracts using the percentage-of-completion method or proportional performance method, measured by either total labor hours or total costs incurred compared to total estimated labor hours or costs. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Under our contracts with the U.S. government, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.
Major Customers
     For 2004, 2003, and 2002, customers that accounted for 10% or more of total revenue were Verizon Wireless and the U.S. Government. For the year ended December 31, 2002, in addition to Verizon Wireless and the U.S. Government, Hutchison 3G also accounted for 10% or more of total revenue. The loss of any of these customers could have a material adverse impact on our business.
Revenue Backlog
     Total company backlog at January 1, 2005 was $104.2 million, of which $64.1 million was in our commercial applications segment and $40.1 million was in our government segment. We expect to realize approximately $57.9 million of this backlog in the next twelve months. The remaining backlog represents primarily the balance of multi-year contracts for our commercial applications segment. Total backlog as of January 1, 2004 was $92.8 million. Our backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance, and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

         Operating Expenses:
Research and Development Expense.
     The following table sets forth a year-over-year comparison of our research and development expense:

			2004 vs. 2003			2003 vs. 2002

($ in millions)	2004	2003	$	%	2002	$	%

Research and development expense	$19.6	$16.9	$2.7	16%	$17.0	$(0.1)	(1%)
Percent of revenue	14%	18%			19%
     Our research and development expense consists of compensation, benefits, travel costs, and a proportionate share of facilities and corporate overhead. The costs of developing software products are expensed prior to establishing technological feasibility. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products including software hosted in our network operations center. These costs primarily include compensation and benefits as well as costs associated with using third-party laboratory and testing resources. We expense research and development costs as they are incurred unless technological feasibility has been reached and marketability is certain.
     The expenses we incurred relate to software applications which are being marketed to new and existing customers on a global basis. In 2004, research and development was primarily focused on cellular and hosted location-based applications, blending the technology of our existing products while incorporating aspects from our 2004 acquisitions, and enhancing client deliverables. In 2003, we primarily focused on expanded functionality of our location platform software while in 2002 such expenditures were primarily incurred in the development of our Wireless Messaging Gateway and hosted E9-1-1 applications. Management continually assesses our spending on research and development to ensure resources are focused on products that are expected to achieve the highest level of success. The increase in research and development spending in 2004 as compared to 2003 is primarily a function of the costs incurred related to development efforts by the engineers added via the Enterprise and Kivera acquisitions.
     For our software research and development projects in 2003 and 2004, we have determined that technological feasibility is reached shortly before general availability for release. Costs incurred after technological feasibility is established are not material, and, accordingly, we have expensed all research and development expenses as incurred.
Sales and Marketing Expense:
     The following table sets forth a year-over-year comparison of our sales and marketing expenses:

			2004 vs.
			2003			2003 vs. 2002

($ in millions)	2004	2003	$ %		2002	$	%

Sales and marketing expense	$13.0	$8.9	$4.1	46%	$10.0	$(1.1)	(11%)
Percent of total revenue	9%	10%			11%
     Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationship with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to the U.S. Government primarily through direct sales professionals. Sales and marketing costs increased in 2004 as a result of costs incurred for our Enterprise market. In 2003, such costs decreased from 2002 largely due to reduced headcount and the alignment of resources with products and services to more effectively target certain markets. Such costs may fluctuate quarter to quarter depending on spending on tradeshows and variable compensation based on level of revenue.
General and Administrative Expense:
     The following table sets forth a year-over-year comparison of our general and administrative expense:

			2004 vs.			2003 vs.
			2003			2002

($ in millions)	2004	2003	$ %		2002	$ %

General and administrative expense	$19.1	$11.3	$7.8	70%	$12.2	$(1.0)	(8%)
Percent of total revenue	13%	12%			13%
     General and administrative expense consists primarily of compensation costs and other costs associated with management, finance, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The increase in 2004 was primarily attributable to increased costs to support our newly acquired Enterprise and Kivera operations, and the remainder of the increase was related to the costs of complying with the Sarbanes-Oxley Act, increased legal fees as well as hiring bonuses paid to employees acquired in the 2004 acquisitions. In 2003 such costs were lower than in 2002 largely due to savings realized through reduced headcount and reduced professional fees.
Non-Cash Stock Compensation Expense:
     The following table sets forth a year-over-year comparison of our non-cash stock compensation expense:

			2004 vs. 2003			2003 vs. 2002

($ in millions)	2004	2003	$	%	2002	$	%

Non-cash stock compensation expense	$1.2	$1.5	$(0.3)	(20%)	$1.6	$(0.1)	(3%)
     During the second and third quarters of 2000, we granted options to purchase 885,983 shares of Class A Common Stock to employees and directors at an exercise price less than the fair market value of our Class A Common Stock at the date of grant. Net loss, as reported, includes $583, $1,010, and $1,554 of non-cash stock compensation expense related to these grants for the years-ended December 31, 2004, 2003, and 2002, respectively. We expect to record future stock compensation expense of $186 as a result of these option grants that will be recognized over the remaining vesting period of one year.
     In the second quarter of 2003, we issued restricted stock to directors and certain key executives. The restrictions expired at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. The fair value of the restricted stock at issuance has been recorded as deferred compensation and is being amortized to non-cash stock compensation expense using the straight-line method over the period during which the restrictions expire. Net loss, as reported, includes $612, $491, and $0 of non-cash stock compensation expense related to these grants for the years-ended December 31, 2004, 2003, and 2002, respectively. We expect to record future stock compensation expense of $787 as a result of these restricted stock grants that will be recognized over the remaining vesting period for executives.
     As a result of a recent change in the relevant accounting standards, during 2005 we will begin to recognize expense for stock options granted to employees at an exercise price equal to the fair market value of our Class A Common Stock on the date of grant. We do not currently recognize expense for such options in our Consolidated Statement of Operations. As described in Note 1 to our audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K, we are currently evaluating the impact that adopting this new standard will have on our operating results.

Depreciation and Amortization of Property and Equipment:
     The following table sets forth a year-over-year comparison of our depreciation and amortization of property and equipment:

			2004 vs. 2003			2003 vs. 2002

($ in millions)	2004	2003	$	%	2002	$	%

Depreciation and amortization of property and equipment	$7.8	$6.6	$1.2	18%	$6.2	$0.4	7%
Average gross cost of property and equipment	$39.2	$29.2	$10.0	34%	$23.1	$6.1	26%
     Depreciation and amortization of property and equipment represents the period costs associated with our investment in computers, telephony equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of an asset generally ranges from 5 years for furniture, fixtures, and leasehold improvements to 3 years for most other types of assets including computers, software, telephony equipment and vehicles. Expense generally increases year-over-year as a result of the level of capital expenditures made during the year to support our operations and development efforts. Our depreciable asset base increased significantly in 2004 as a result of several major capital projects, including enhancements to and the consolidation of facilities for our network operations center for our Commercial Applications segment as well as the property and equipment acquired in our two acquisitions during the year.
Amortization of Acquired Intangible Assets:
     The following table sets forth a year-over-year comparison of our amortization of acquired intangible assets:

			2004 vs. 2003			2003 vs. 2002

($ in millions)	2004	2003	$	%	2002	$	%

Amortization of acquired intangible assets	$2.2	$0.5	$1.7	NM	$0.6	$(0.1)	(4%)
     The acquired intangible assets associated with the Enterprise Acquisition and the Kivera Acquisition are being amortized over their useful lives of between three and nineteen years. The expense recognized in 2004 relates to the intangible assets acquired in these acquisitions, including customer lists, customer contracts, trademarks, and patents. The expense in 2003 and 2002 related to the amortization of the Xypoint trade name that was amortized based on its estimated useful life of three years using the straight-line method and was fully amortized by December 31, 2003.
     As of October 1, 2004, we performed an annual analysis of our goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The analysis of goodwill included, among other factors, evaluating management’s estimates of the future cash flows to be received from the assets. After completing the analysis, we concluded that none of the goodwill had been impaired.

Interest Expense:
     The following table sets forth a year-over-year comparison of our components of interest expense:

			2004 vs. 2003			2003 vs. 2002

($ in millions)	2004	2003	$	%	2002	$	%

Interest expense incurred on capital lease obligations	$0.2	$0.4	$(0.2)	(44%)	$0.9	$(0.5)	(53%)
Interest expense incurred on notes payable and under our bank credit agreement	1.2	0.5	0.7	NM	0.1	0.4	NM
Amortization of deferred financing fees	0.5	0.2	0.3	NM	0.2	—	(27%)
Amortization of deferred debt discount related to convertible subordinated debentures	1.3	—	—	NM	—	—	NM
Capitalized interest	—	—	—	NM	(0.3)	0.3	NM

Total Interest Expense	$3.2	$1.1	$2.1	NM	$0.9	$0.2	21%

     Interest expense is incurred under notes payable, an equipment loan, a line of credit, and capital lease obligations. Interest, under the terms of our notes payable, is primarily at stated interest rates of 7.75% while an equipment loan is at 5.5% and any line of credit borrowing is at variable rates equal to 6.25% as of December 31, 2004. Our capital lease obligations include interest at various amounts depending on the lease arrangement. Prior to entering several new capital leases near the end of the third quarter of 2004, the balance of our total capital lease obligations decreased consistently from 2002 through 2004 and, therefore, the related interest expense was also lower. Conversely, interest under the terms of our notes payable are primarily at stated interest rates of 7.75% and the amount of borrowing under notes payable has increased in the same time period.
     Interest expense incurred on the Debenture issued in connection with the Enterprise Acquisition accrued at the rate of 3% of the face value of the Debenture prior to the date of the Waiver (see “Item 5. Market for Registrant’s Common Equity and Issuer Purchases of Equity Securities” and Notes 4 and 5 to the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K). Debt discount relates to the amount of discount computed as part of the financing for the Enterprise Acquisition. Such discount was recorded as a reduction of debt and amortized over the life of the convertible subordinated debenture. Subsequent to the date of the Waiver, the discount was recorded ratably to expense as the Debenture was converted. The amortization of the deferred financing fees includes $0.2 million related to deferred financing fees paid to secure the Debenture and related stock issuance while the remainder of these fees relate to the up-front payment of fees to secure our notes payable and our revolving line of credit facility. Subsequent to the date of the Waiver, the remaining deferred financing fees for the Debenture were recorded ratably to expense as the Debenture was converted. All other deferred financing fees are being amortized over the term of the note or, in the case of the line of credit, the life of the facility, which expires in April 2006. In 2002, interest expense was reduced by the amount of interest that was capitalized relating to the capitalization of software development costs.
Debt Conversion Expense:
     To fund the Enterprise Acquisition, on January 13, 2004 we issued a convertible subordinated debenture with a face value of $15 million due in lump sum on January 13, 2009 in cash or shares of our Class A Common Stock at our option. As of August 30, 2004, we entered into a Waiver Agreement with the holder of the Debenture. The Waiver modified certain provisions of the Debenture as described in “Item 5. Market for Registrant’s Common Equity and Issuer Purchases of Equity Securities” and Note 5 to the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. Subsequent to the date of the Waiver, the excess of the amortization of the debt discount and deferred financing fees that was recorded ratably to expense as the Debenture was converted over the monthly amortization calculated using the original life of the Debenture was recognized as debt conversion expense. The $1.0 million cash fee paid as an inducement to the Waiver and the fair value of the additional shares of our Class A Common Stock issued upon conversion of the Debenture were also recorded as debt conversion expense. There was no such arrangement in either 2003 or 2002.
Other(Expense)/Income, Net:
     The following table sets forth a year-over-year comparison of our components of other income, net:

			2004 vs. 2003			2003 vs. 2002

($ in millions)	2004	2003	$	%	2002	$	%

Foreign currency translation/transaction (loss)/gain	$(0.1)	$0.5	$(0.6)	NM	$0.4	$0.2	42%
Foreign currency forward contract loss	—	—	—	NM	(0.3)	0.3	100%
Proceeds from insurance recovery of a theft claim	—	0.7	(0.7)	NM	—	0.7	—
Investment income	0.1	0.1	—	NM	0.3	(0.3)	(68%)
Legal settlement and miscellaneous other expense	(0.3)	—	(0.3)	NM	—	—	—
Gain on the conversion of a loan to a state grant and miscellaneous other income	0.2	0.2	—	NM	—	0.2	—

Total other (expense)/ income, net	$(0.1)	$1.5	$(1.6)	NM	$0.4	$1.1	NM

Revenues billed in foreign currency	$8.0	$3.6	$4.4	122%	$8.8	$(5.2)	(59%)
Average interest rate earned on investments	1%	1%			1%
Average cash balance	$17.5	$19.8	$(2.3)	(12%)	$30.9	$(11.1)	(36%)
     Other income consists of investment income earned on cash equivalents, foreign currency translation/transaction gain or loss, other income related to recording our derivative investment activities, and miscellaneous other non-recurring gains offset by certain miscellaneous losses, including a legal settlement in 2004. Investment income is a function of our cash balances available for short-term investment as well as interest rates. We record the effect of foreign currency translation on our receivables that are stated in foreign currency. In 2004, we recorded an expense of $0.1 million related to the settlement of a lawsuit while in 2003 we recorded a gain resulting from insurance proceeds of $0.7 million related to the recovery from a theft claim.
Income Taxes:
     Because we have incurred net losses since 1999, no provision for federal or state income taxes has been made for the years ended December 31, 2004, 2003 and 2002. As a result of uncertainties regarding the realizability of the related assets, we have recorded a full valuation allowance for our deferred tax assets in our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.
Net Loss:
     The following table sets forth a year-over-year comparison of our net loss:

						2003 vs.
			2004 vs. 2003			2002

($ in millions)	2004	2003	$	%	2002	$ %

Net loss	$(18.5)	$(13.5)	$(5.1)	(38%)	$(17.8)	$4.4	24%
     Net loss increased in 2004 due to the debt conversion expense associated with our August 2004 Waiver Agreement, partially offset by significant increases in gross profit from growing revenue and an increased gross margin percentage. Net loss decreased for 2003 as compared to 2002 as a result of increased gross profit from growing revenue.
Liquidity and Capital Resources
     The following table summarizes our comparative statements of cash flow:

			2004 vs. 2003			2003 vs. 2002

($ in millions)	2004	2003	$	%	2002	$	%

Net cash and cash equivalents provided by (used in):
Operating activities	$0.2	$(4.0)	$4.2	105%	$(10.9)	$6.9	63%
Investing activities	(29.0)	(9.5)	(19.5)	NM	(6.7)	(2.8)	(43%)
Financing activities	28.2	4.9	23.3	NM	2.0	2.9	144%
Net change in cash and cash equivalents	(0.6)	(8.6)	8.9	104%	(15.5)	6.9	45%
Acquisitions, net of cash acquired	(24.8)	—	(24.8)	NM	(0.3)	0.3	NM
Purchases of property and equipment	(7.0)	(6.0)	(1.1)	(18%)	(4.9)	(1.0)	(21%)
Capitalized software development costs	—	(1.9)	1.9	100%	(4.8)	2.9	(61%)
Payments under long term debt and lease obligations	(9.0)	(5.5)	(3.5)	65%	(3.9)	(1.6)	(41%)
Proceeds from issuance of stock and debentures, net	28.2	—	28.2	NM	—	—	NM
Proceeds from line of credit	5.0	—	5.0	NM	—	—	NM
Proceeds from long-term debt	2.5	9.3	(6.8)	(73%)	5.3	4.0	76%
Cash and cash equivalents	18.3	18.8	(0.5)	(3%)	27.4	(8.6)	(31%)
Changes in:
Accounts receivable, net	3.4	2.3	1.1		(8.7)	11.0
Unbilled receivables	(1.1)	(1.5)	0.4		(2.0)	0.5
Inventory	(2.9)	—	(2.9)		—	—
Other current assets	0.3	(0.7)	0.8		—	(0.7)
Accounts payable and accrued expenses	(2.4)	(7.5)	5.0		3.9	(11.3)
Accrued payroll and related liabilities	0.1	(0.1)	0.2		(0.1)	—
Deferred revenue	0.5	(1.2)	1.6		0.6	(1.8)
Days revenues outstanding in accounts receivable including unbilled receivables	97	107			99
     We have funded our operations, acquisitions, and capital expenditures primarily using revenue from our operations as well as the net proceeds from our January 2004 private placement of convertible subordinated debentures and common stock (described below), which generated net proceeds of approximately $19.9 million, our August 2004 placement of our common stock (described below), which generated net proceeds of approximately $8.3 million, leasing, and long-term debt.
     We currently believe that we have sufficient capital resources and with cash generated from operations as well as cash on hand will meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have borrowing capacity available to us in the form of capital leases as well as a line of credit arrangement with our bank which expires in April 2006. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

     Operating cash flows improved in 2004 primarily as a result of the cash provided by the changes in working capital compared to the prior year. Changes in accounts receivable and unbilled receivables each provided a more favorable impact on our cash balance during 2004 as a result of increased collection efforts initiated by management during the fourth quarter of the year. The changes in accounts payable and accrued expenses and deferred revenue each also had a less significant impact on cash during 2004 as a result of the status of certain long-term projects that remained open at the end of 2004 and 2003, respectively.
     Net cash used in investing activities increased significantly in 2004 from 2003 as a result of our Enterprise and Kivera acquisitions (described below) and increased capital expenditures to support and expand our businesses during 2004. The Enterprise and Kivera acquisitions accounted for approximately $24.8 million of the cash used for financing activities during 2004, while we spent approximately $7.0 million for capital expenditures during the year. Net cash used in investing activities also increased in 2003 from 2002, primarily as a result of increased capital spending during 2003 as well as $3.5 million of proceeds from notes receivable from employees during 2002. These changes were partially offset by decreased capitalized software development costs in 2003 due to the completion of certain software development projects that were under development in prior years.
     Net cash provided by financing activities increased significantly during 2004 as a result of our January 2004 and August 2004 financings (see below). These offerings provided net proceeds of approximately $28.2 million. These proceeds were used to fund our acquisitions and for payments under our existing long-term debt and capital lease obligations. Net cash provided by financing activities increased in 2003 from previous year levels as we secured financing to fund our capital expenditure needs while meeting our commitment to repay lease and long-term debt obligations.
     We have a $15.0 million bank line of credit, extending until April 2006. We can borrow an amount equal to up to 80% of receivables less than 90 days old. The line of credit is secured by accounts receivable and bears interest at prime plus 1.0% for loans other than the equipment loan, with a minimum prime rate of 4.25% and a borrowing rate of 6.25% at December 31, 2004. Our line of credit contains covenants requiring us to maintain at least $25 million of tangible net worth, as defined, and at least $10 million in cash and cash availability (borrowing available under our line of credit) as well as restrictive covenants, including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock. We were in compliance with all of these covenants as of December 31, 2004.
     As part of this agreement, in 2003 we borrowed $2.5 million under the terms of an equipment loan secured by purchased equipment for a term of three years. As of February 15, 2005, $1.5 million was outstanding under the equipment loan, which bears interest at 5.5% and is payable monthly through December 2006. As of December 31, 2004, we have borrowed $5.0 million under the line of credit and had $5.2 million of unused availability. This borrowing had been repaid as of February 15, 2005, and there were no borrowings other than the equipment loan outstanding under the line of credit.
     On January 13, 2004, we purchased the Enterprise Division of Aether Systems, Inc. Consideration for the acquisition was valued at approximately $22.2 million, consisting of $18.2 million in cash, $1.0 million in the form of a note payable, approximately $2.0 million of direct costs incurred, and 204,020 newly issued shares of Class A Common Stock. Concurrent with the acquisition, we closed on $21.0 million of financing with two accredited institutional investors, which included a subordinated convertible debenture with stated principal of $15 million, bearing interest at a stated rate of 3% per annum and due in lump sum on January 13, 2009 in cash or shares of our Class A Common Stock, approximately 1.4 million newly issued shares of our Class A Common Stock and warrants to purchase 341,072 shares of our Class A Common Stock at a strike price of $6.50 per share, expiring in January 2007. The majority of the proceeds from this financing transaction were used to fund the purchase of the acquired assets.
     On September 20, 2004, we acquired substantially all of the assets of Kivera, Inc., for approximately $5.5 million in cash. To fund the Kivera acquisition, on August 30, 2004 we entered a Securities Purchase Agreement with the same third party investors who purchased our securities used to finance the Enterprise

Acquisition. Pursuant to this agreement, we raised $10.0 million in cash through the sale of 2,500,000 shares of our Class A Common Stock. Combined proceeds from both the January and August financings, after financing fees, were approximately $28.2 million.
     As of the same date, we entered into a Waiver Agreement with the holder of the Debenture. The Waiver modified certain provisions of the Debenture as follows: (1) the holder of the Debenture was required to convert the entire $15 million principal amount into shares of our Class A Common Stock by the end of 2004, (2) all of the material restrictive covenants contained in the Debenture were nullified and (3) the conversion price set forth in the Debenture was decreased from $5.3753 to $5.01581 as an inducement to enter into the Waiver (an adjustment such that conversion of the Debenture will yield an additional 200,000 shares of Class A Common Stock). As additional consideration, we paid the holder of the Debenture a $1 million one-time fee in cash. As a result, the entire face amount of the Debenture had been converted into shares of our Class A Common Stock as of December 31, 2004.
Off-Balance Sheet Arrangements
     As of December 31, 2004, we had standby letters of credit totaling approximately $0.8 million. The standby letters of credit are in support of processing credit card payments from our customers and an outstanding bid. As of December 31, 2003, there were standby letters of credit totaling $0.2 million.
Contractual Commitments
     As of December 31, 2004, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of December 31, 2004 our commitments consisted of the following:

($ in millions)	2005	2006-2007	2008-2009	Beyond	Total

Notes payable	$12.0	$0.8	$—	$—	$12.8
Capital lease obligations	3.0	3.9	—	—	6.9
Operating leases	4.0	7.9	5.2	1.3	18.4

	$19.0	$12.6	$5.2	$1.3	$38.1

Related Party Transactions
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
Interest Rate Risk
     We have limited exposure to financial market risks, including changes in interest rates. As discussed above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we have a $15 million line of credit. A hypothetical 100 basis point adverse movement (increase) in the prime rate would have increased our interest expense for the year ended

December 31, 2004 by approximately $38,000, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.
     At December 31, 2004, we had cash and cash equivalents of $18.3 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have increased our net loss for 2004 by approximately $0.2 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.
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
     During 2002, we settled options with a notational value of £1.4 million British Pound Sterling and options with a notational value of £2.9 million British Pound Sterling expired and were not exercised. The expense recognized for settled options was $0.3 million. The expense recognized for remaining settled options in 2003 was $17,000.
     As of December 31, 2003, all of the option contracts had expired and we did not utilize any foreign currency option contracts or foreign currency options during the year ended December 31, 2004.
     As a result of our Enterprise Acquisition more fully described in “Item 1. Business — Overview”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 2 to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, we acquired international subsidiaries operating throughout Europe. These subsidiaries, primarily in the U.K., transact business in several foreign currencies, and fluctuations in the value of these currencies relative to the U.S. dollar could cause us to incur foreign currency translation adjustments. As described in Note 1 to our Consolidated Financial Statements, results of operations and cash flows for these foreign subsidiaries are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments for our international subsidiaries are included as a separate component of accumulated other comprehensive loss in stockholders’ equity. For the year ended December 31, 2004, these foreign subsidiaries generated revenues of $6.2 million and as of December 31, 2004, there were total assets of $4.8 million subject to foreign currency translation adjustments. The total average assets subject to exchange rate risk was approximately $3.5 million during 2004. A change in the relevant foreign currency exchange rates would not impact our net loss for the year ended December 31, 2004, as the financial statements of these subsidiaries are prepared in the foreign currency and then revenues and expenses are translated to U.S. dollars at a common exchange rate. A 1% unfavorable change in exchange rates would have decreased our net assets by approximately $48,000 as of December 31, 2004, which would not have a significant impact on our Consolidated Financial Statements.
     For the year ended December 31, 2004, our domestic subsidiaries generated $6.5 million of revenue outside the U.S., the majority of which was denominated in U.S. dollars. As the majority of the revenues generated outside the U.S. are denominated in U.S. dollars, a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of December 31, 2004, our domestic subsidiaries had approximately $0.3 million in accounts receivable and $1.0 million in unbilled receivables that are exposed to foreign currency exchange risk. We recorded transaction gains of $64,000 on foreign currency denominated receivables for the year ended December 31, 2004.

Item 8.	Financial Statements and Supplementary Data
     The financial statements listed in Item 15 are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rules 13a-15(f) and 15d-15(f). The Sarbanes-Oxley Act of 2002 (the “Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with this Annual Report on Form 10-K, is for management to report on the Company’s internal controls over financial reporting and for our independent registered public accountants to attest to this report. In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of these reports and attestations by eligible companies. We elected to utilize this 45 day extension; therefore, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K expected to be filed no later than April 30, 2005. During 2004, we spent considerable time and resources analyzing, documenting and testing our system of internal controls. Currently, we are not aware of any material weaknesses in our internal controls over financial reporting and related disclosures.
Changes in Internal Control over Financial Reporting
     There was no change in the registrant’s internal control over financial reporting identified in connection with the required evaluation that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Item 9B.	Other Information
     None.

Part III

Item 10.	Directors and Executive Officers of the Registrant
     The information required by this Item 10 is incorporated by reference from the information captioned “Management of TeleCommunication Systems, Inc.” and “Proposal to Elect Two Directors” to be included in the Company’s definitive proxy statement to be filed in connection with the annual meeting of stockholders, to be held on June 9, 2005 (the “Proxy Statement”).

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

Item 14.	Principle Accountant Fees and Services
     The information required by this Item 14 is incorporated by reference from the information captioned “Principle Accountant Fees and Services” to be included in the Proxy Statement.

Part IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
     The financial statements listed in Item 15 are included in this Annual Report on Form 10-K beginning on page F-1.
(a)(2) Financial Statement Schedules
     The financial statement schedule required by Item 15 is included in Exhibit 12 to this Annual Report on Form 10-K.
Exhibits
     The exhibits are listed in the Exhibit Index immediately preceding the exhibits.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
TeleCommunication Systems, Inc.
     We have audited the accompanying consolidated balance sheets of TeleCommunication Systems, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleCommunication Systems, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Baltimore, Maryland
March 8, 2005

TeleCommunication Systems, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	December 31,	December 31,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$18,251	$18,785
Accounts receivable, net of allowance of $1,355 in 2004 and $393 in 2003	23,952	20,208
Unbilled receivables	10,503	8,862
Inventory	3,985	451
Other current assets	2,755	1,915

Total current assets	59,446	50,221
Property and equipment, net of accumulated depreciation and amortization of $27,946 in 2004 and $20,925 in 2003	17,917	11,449
Software development costs, net of accumulated amortization of $1,351 in 2004 and $754 in 2003	2,791	518
Acquired intangible assets, net of accumulated amortization of $2,165 in 2004	5,842	—
Goodwill	14,798	—
Other assets	1,588	3,092

Total assets	$102,382	$65,280

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$14,749	$8,817
Accrued payroll and related liabilities	4,507	3,331
Deferred revenue	5,228	1,683
Current portion of notes payable, including line of credit	11,993	5,698
Current portion of capital lease obligations	2,765	2,154

Total current liabilities	39,242	21,683
Capital lease obligations and notes payable, less current portion	3,634	6,746
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 30,626,454 in 2004 and 22,062,974 in 2003	306	221
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 8,409,001 in 2004 and 9,363,688 in 2003	84	94
Deferred compensation	(787)	(1,399)
Additional paid-in capital	209,778	169,256
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(6)	—
Accumulated deficit	(149,869)	(131,321)

Total stockholders’ equity	59,506	36,851

Total liabilities and stockholders’ equity	$102,382	$65,280

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share data)

	Year ended December 31,

	2004	2003	2002

Revenue
Hosted, subscriber, and maintenance	$82,793	$37,656	$26,936
Systems	44,154	40,486	56,289
Services	15,978	13,923	8,820

Total revenue	142,925	92,065	92,045

Direct costs of revenue
Direct cost of hosted, subscriber, and maintenance revenue, including amortization of software development costs of $0, $161, and $552, respectively	51,197	18,082	15,741
Direct cost of systems, including amortization of software development costs of $597, $8,874, and $4,279, respectively	26,621	32,299	40,297
Direct cost of services revenue	9,669	9,835	5,744

Total direct cost of revenue	87,487	60,216	61,782

Hosted, subscriber, and maintenance gross profit	31,596	19,574	11,195
Systems gross profit	17,533	8,187	15,992
Services gross profit	6,309	4,088	3,076

Total gross profit	55,438	31,849	30,263

Operating costs and expenses
Research and development expense	19,598	16,932	17,047
Sales and marketing expense	12,982	8,917	10,029
General and administrative expense	19,108	11,251	12,235
Non-cash stock compensation expense	1,195	1,501	1,554
Depreciation and amortization of property and equipment	7,795	6,612	6,156
Amortization of acquired intangible assets	2,165	531	553

Total operating costs and expenses	62,843	45,744	47,574

Loss from operations	(7,405)	(13,895)	(17,311)
Interest expense	(3,196)	(1,088)	(897)
Debt conversion expense	(7,886)	—	—
Other (expense)/income, net	(61)	1,497	370

Net loss	$(18,548)	$(13,486)	$(17,838)

Loss per share-basic and diluted	$(0.56)	$(0.45)	$(0.61)

Weighted average shares outstanding-basic and diluted	33,381	29,796	29,149

Composition of non-cash stock compensation expense:
Direct costs of revenue	$53	$93	$142
Research and development expense	140	245	378
Sales and marketing expense	56	171	263
General and administrative expense	946	992	771

Total non-cash stock compensation expense	$1,195	$1,501	$1,554

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

					Accumulated
	Class A	Class B		Additional	Other
	Common	Common	Deferred	Paid-in	Comprehensive	Accumulated
	Stock	Stock	Compensation	Capital	Loss	Deficit	Total

Balance at January 1, 2002	$182	$106	$—	$162,570	$—	$(99,997)	$62,861
Options exercised for the purchase of 415,713 shares of Class A Common Stock	4	—	—	372	—	—	376
Issuance of 116,141 shares of Class A Common Stock under Employee Stock Purchase Plan	1		—	216	—	—	217
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	1,554	—	—	1,554
Issuance of 232,210 shares of Class A Common Stock for the acquisition of Otelnet	2	—	—	259	—	—	261
Issuance of stock options to purchase 125,000 shares of Class A Common Stock for non-employee services	—	—	—	205	—	—	205
Conversion of Class B Common Stock into Class A Common Stock — 702,628 shares	7	(7)	—	—	—	—	—
Net loss for 2002	—	—	—	—	—	(17,838)	(17,838)

Balance at December 31, 2002	196	99	—	165,176	—	(117,835)	47,636
Options exercised for the purchase of 735,151 shares of Class A Common Stock	7	—	—	919	—	—	926
Issuance of 91,243 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	—	142	—	—	143
Issuance of 1,077,250 shares of restricted Class A Common Stock to directors and key executives	11	—	(1,890)	1,879	—	—	—
Amortization of deferred compensation expense	—	—	491	—	—	—	491
Conversion of 527,272 shares of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	1,010	—	—	1,010
Stock compensation expense for options issued to non-employees for service	—	—	—	131	—	—	131
Net loss for 2003	—	—	—	—	—	(13,486)	(13,486)

					Accumulated
	Class A	Class B		Additional	Other
	Common	Common	Deferred	Paid-in	Comprehensive	Accumulated
	Stock	Stock	Compensation	Capital	Loss	Deficit	Total

Balance at December 31, 2003	$221	$94	$(1,399)	$169,256	$—	$(131,321)	$36,851
Options exercised for the purchase of 537,333 shares of Class A Common Stock	5	—	—	1,053	—	—	1,058
Issuance of 85,901 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	—	344	—	—	345
Issuance of 1,568,308 shares of Class A Common Stock in connection with the Enterprise acquisition and related financing, net of issuance costs	16	—	—	8,366	—	—	8,382
Issuance of 2,500,000 shares of Class A Common Stock in connection with a private financing, net of issuance costs	25	—	—	9,317	—	—	9,342
Issuance of 2,990,544 shares of Class A Common Stock for the conversion of the convertible subordinated debentures	29	—	—	15,871	—	—	15,900
Issuance of 45,376 shares of Class A Common Stock for accrued interest for convertible subordinated debentures	—	—	—	209	—	—	209
Surrender of restricted shares of Class A Common Stock as payment for payroll tax withholdings	(1)	—	—	(449)	—	—	(450)
Fair value of beneficial conversion feature of convertible subordinated debentures	—	—	—	3,662	—	—	3,662
Issuance of warrants to purchase 341,072 shares of Class A Common Stock	—	—	—	1,395	—	—	1,395
Conversion of 954,687 shares of Class B Common Stock to Class A Common Stock	10	(10)	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	583	—	—	583
Amortization of deferred compensation expense	—	—	612	—	—	—	612
Fair value of stock options issued to non-employees for service	—	—	—	171	—	—	171
Foreign currency translation adjustment	—	—	—	—	(6)	—	(6)
Net loss for 2004	—	—	—	—	—	(18,548)	(18,548)

Balance at December 31, 2004	$306	$84	$(787)	$209,778	$(6)	$(149,869)	$59,506

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year ended December 31,

	2004	2003	2002

Operating activities:
Net loss	$(18,548)	$(13,486)	$(17,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	7,795	6,612	6,156
Amortization of acquired intangible assets	2,165	531	553
Non-cash employee compensation expense	1,195	1,501	1,759
Amortization of software development costs	597	9,035	4,831
Non-cash debt conversion expense	6,886	—	—
Amortization of debt discount	1,344	—	—
Amortization of deferred financing fees included in interest expense	464	69	—
Other non-cash expenses	501	403	—
State of Maryland loan forgiveness	(100)	(100)	(100)
Changes in operating assets and liabilities:
Accounts receivable, net	3,440	2,310	(8,658)
Unbilled receivables	(1,087)	(1,482)	(1,990)
Inventory	(2,924)	—	—
Other current assets	275	(705)	31
Accounts payable and accrued expenses	(2,410)	(7,457)	3,878
Accrued payroll and related liabilities	123	(64)	(65)
Deferred revenue	479	(1,163)	564

Net cash provided by/(used in) operating activities	195	(3,996)	(10,879)

Investing activities:
Acquisitions, net of cash acquired	(24,751)	—	(303)
Purchases of property and equipment	(7,000)	(5,951)	(4,907)
Other assets	2,713	(1,704)	(146)
Payments on notes receivable from employees	—	14	3,507
Capitalized software development costs	—	(1,865)	(4,801)

Net cash used in investing activities	(29,038)	(9,506)	(6,650)

Financing activities:
Payments on long-term debt and capital lease obligations	(8,985)	(5,450)	(3,856)
Proceeds from issuance of Class A Common Stock and Convertible subordinated debentures	31,000	—	—
Payment to induce conversion of convertible subordinated debenture	(1,000)	—	—
Financing fees related to issuance of Class A Common Stock and Convertible subordinated debentures	(1,758)	—	—
Proceeds from draws on revolving line of credit, net	5,000	—	—
Proceeds from issuance of long-term debt	2,500	9,266	5,266
Proceeds from exercise of employee stock options and sale of stock	1,403	1,069	593

Net cash provided by financing activities	28,160	4,885	2,003

Net decrease in cash	(683)	(8,617)	(15,526)
Effect of exchange rates on cash and cash equivalents	149	—	—
Cash and cash equivalents at the beginning of the period	18,785	27,402	42,928

Cash and cash equivalents at the end of the period	$18,251	$18,785	$27,402

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

1.	Significant Accounting Policies
Description of Business
     TeleCommunication Systems, Inc. applies highly reliable wireless data communications technology to solutions for customers. We manage our business in two segments, our Commercial Applications segment and our Government segment.
     Commercial Applications Segment. Our carrier software system products enable wireless carriers to deliver short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. We earn network Wireless Carrier revenue through the sale of licenses, deployment and customization fees and maintenance fees. Pricing is generally based on the volume of capacity bought from us by the carrier. As of December 31, 2004, we had deployed 85 software systems for our customers in wireless carrier networks around the world, including those of Verizon Wireless, Vodafone, T-Mobile, Telefonica and its affiliate Vivo, Alltel, and Hutchison Whampoa’s “3”tm-brand third generation networks. We also provide carrier technology on a hosted, i.e.,service bureau basis; that is, customers use our software functionality through connections to and from our network operations centers, paying us monthly based on the number of subscribers, cell sites, or call center circuits, or message volume. We provide enhanced 9-1-1 (E9-1-1) services, commercial location-based services, and inter-carrier text message distribution services on a service bureau basis. As of December 31, 2004, we provide E9-1-1 service under contracts with 36 wireless carrier networks in the U.S. and Puerto Rico, as well as Voice-Over-Internet-Protocol (VOIP) service providers.
     Using our proprietary Fusiontm behind-the-enterprise-firewall platform uniting messaging, synchronization and web technologies, the Commercial Application segment’s 20/20 Deliverytm application enables package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery. We also generate subscriber revenue as a reseller of Research in Motion’s BlackBerry® devices and service, and as a provider of wireless client device software applications, including access to current traffic information and real-time financial market data to users.
     Government Segment. We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink®deployable communication systems, and incorporating high speed, satellite, and internet protocol technology. More than 550 of our SwiftLink®deployable communication systems are in use for security, defense, and law enforcement around the world. We also own and operate satellite teleport facilities. Since our founding in 1987 we have provided communication systems integration, information technology services, and software solutions to the U.S. Department of Defense and other government customers.
     As set forth in Note 2, we acquired the Enterprise Mobility Solutions (Enterprise) division of Aether Systems, Inc. on January 13, 2004, with an effective date of January 1, 2004. As set forth in Note 3, we acquired substantially all of the assets of Kivera, Inc. (Kivera), a provider of internet-based location application software and geo-data professional services, on September 20, 2004. The acquired operations are included in our Commercial Applications segment beginning on the effective date of the acquisitions.
     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
     Principles of Consolidation. The accompanying financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
     Reclassifications. We have reclassified certain prior-year amounts for comparative purposes. These reclassifications did not affect our results of operations for the years presented. In connection with the

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
realignment of our segments, discussed in Note 23, we have also reclassified our revenue categories, consistent with the manner in which we monitor our business. Our current revenue categories include hosted, subscriber and maintenance revenue, systems revenue and services revenue. Current and prior year amounts for revenues, direct costs of revenue and gross profit have been reclassified to conform with these classifications.
     Cash and Cash Equivalents. Cash and cash equivalents include cash and highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are reported at fair value, which approximates cost. None of our cash is subject to significant restrictions.
     Allowances for Doubtful Accounts Receivable. All of our accounts receivable are trade receivables generated in the ordinary course of our business. We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of significant past-due receivables and by establishing provisions for estimated losses by analyzing current and historical bad debt trends. Changes to our allowance for doubtful accounts are recorded as a component of general and administrative expenses in our accompanying Consolidated Statement of Operations. Our credit and collection policies and the financial strength of our customers are critical to us in maintaining a relatively small amount of write-offs of receivables. Our credit policies are especially crucial, as we generally do not require collateral from our customers. Receivables that are ultimately deemed uncollectible are charged-off as a reduction of receivables and the allowance for doubtful accounts.
     Inventory. We maintain inventory of component parts and finished product for our Government deployable communications systems, and of handheld computers, pagers, wireless modems, and accessories for Commercial subscribers. Inventory is stated at the lower of cost or market. Cost is based on the weighted average method.
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
     Goodwill. Goodwill represents the excess of cost over the fair value of assets of acquired businesses. Goodwill acquired in a purchase business combination is not amortized, but instead is evaluated at least annually for impairment using a discounted cash flow model in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
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
     Costs we incurred are capitalized when technological feasibility has been established. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
feasibility for enhancements to an existing product is established when a detail program design is completed. Costs that are capitalized include direct labor, related overhead and other direct costs. These costs are amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, which is never greater than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. Our policies to determine when to capitalize software development costs and how much to amortize in a given period require us to make subjective estimates and judgments. If our software products do not achieve the level of market acceptance that we expect and our future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods. The amortization of capitalized software development costs has been recorded as a cost of revenue.
     Acquired technology is amortized over the product’s estimated useful life based on the purchase price allocation and valuation procedures performed at the time of the acquisition. Amortization is calculated using the ratio of the estimated future cash flows generated in each period to the estimated total cash flows to be contributed from each product or the straight-line method, whichever is greater.
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
     Acquired Intangible Assets. In conjunction with the Enterprise acquisition and the Kivera acquisition in 2004 and the Xypoint acquisition in 2001, we acquired customer contracts, customer lists, developed technology, patents, copyrights, domain names, trademarks, and a tradename that will be amortized over their respective estimated useful lives.
     The intangible assets acquired in the Enterprise acquisition were determined to have useful lives of 3 to 5 years, with a weighted-average useful life of 4.1 years, based on the ratio of the estimated cash flows generated in each period to the estimated total cash flows to be contributed from each asset. We are amortizing those assets using the greater of the straight-line method or the revenue curve method.
     The intangible assets acquired in the Kivera acquisition were determined to have useful lives of 5 to 19 years, with a weighted-average useful life of 7.3 years, based on the estimated cash flows to be contributed from each asset. We are amortizing these assets using the greater of the straight-line method or the revenue curve method, with amortization having begun in the fourth quarter of 2004.
     The intangible assets acquired in the Xypoint acquisition were determined to have useful lives of 3 years, and have been fully amortized.
     Impairment of Long-Lived Assets. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. Certain long-lived assets are reviewed for impairment annually if no impairment indicators are present which would otherwise initiate a review.
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

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
     Other Comprehensive Income/loss. Comprehensive income includes changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income/loss refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from net income. For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments for our international subsidiaries are included as a separate component of accumulated other comprehensive loss in stockholders’ equity. Total comprehensive loss for the three years ended December 31, 2004 was not materially different than consolidated net loss.
     Revenue Recognition. Revenue is generated from our two segments as described below and as discussed more fully in Note 23.
     Hosted, Subscriber, and Maintenance Revenue. Revenue from hosted services consists of monthly recurring service fees and is recognized in the month earned. Revenue from subscriber service fees is recognized in the period earned. Revenue from activation fees is recognized ratably over the determinable portion of the customer contract, which is typically twelve months. Maintenance fees are collected in advance and recognized ratably over the annual maintenance period. Any unearned revenue, including unrecognized maintenance fees, is included in deferred revenue.
     Systems Revenue. We design, develop, and deploy communications systems. These systems may include packaged software licenses. Systems typically contain multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. All fees are recognized as revenue when four criteria are met. These four criteria are (i) evidence of an arrangement (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) the fee is probable of collection. Software license fees billed and not recognized as revenue are included in deferred revenue. Systems containing software licenses include a 90-day warranty for defects. We have not incurred significant warranty costs on any software product to date, and no costs are currently accrued upon recording the related revenue.
     Systems revenue is also derived from fees for the development, implementation and maintenance of custom applications. Fees from the development and implementation of custom applications are generally performed under time and materials and fixed fee contracts. Revenue is recognized under time and materials contracts and cost plus fee contracts as billable costs are incurred. Fixed-price product delivery contracts are accounted for using the percentage-of-completion method, measured either by total costs incurred as a percentage of total estimated costs at the completion of the contract, or direct labor hours incurred compared

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
to estimated total direct labor hours for projects for which third-party hardware represents a significant portion of the total estimated costs. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones. Any estimated losses under long-term contracts are recognized in their entirety at the date that they become evident.
     Revenue from hardware sales to our monthly subscriber customers is recognized as systems revenue.
     Services Revenue. We recognize services revenue primarily from the design, development and deployment of information processing and communication systems primarily for government enterprises. These services are provided under time and materials contracts, cost plus fee contracts, or fixed price contracts. Revenue is recognized under time and materials contracts and cost plus fee contracts as billable costs are incurred. Fixed-price service contracts are accounted for using the proportional performance method. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones. Any estimated losses on contracts are recognized in their entirety at the date that they become evident.
     Under our contracts with the U.S. government for both systems and services, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.
     Advertising Costs. Advertising is expensed as incurred. Advertising expense totaled $473, $98, and $68 for the years ended December 31, 2004, 2003 and 2002, respectively.
     Capitalized Interest. Total interest incurred was $3,196, $1,088, and $1,164 for the years ended December 31, 2004, 2003, and 2002, respectively. Approximately $267 of total interest incurred was capitalized as a component of software development costs during the year ended December 31, 2002. No interest was capitalized during the years ended December 31, 2004 or 2003.
     Stock-Based Compensation and Deferred Compensation. We have two stock-based employee compensation plans, which are described more fully in Note 19. We record compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, (Accounting for Stock Issued to Employees) (“APB No. 25”) and related interpretations. Under APB No. 25, compensation expense is recorded pro-rata over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. The related compensation constitutes portions of our direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in the table presented with our Consolidated Statements of Operations.
     We have also granted restricted stock to directors and certain key executives as deferred compensation. The restrictions expired at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. The fair value of the restricted stock on the date of issuance is recognized as deferred compensation and amortized to non-cash stock compensation expense using the straight-line method during the period over which the restrictions expire.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
     The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Years Ended December 31,

	2004	2003	2002

Net loss attributable to common stockholders, as reported	$(18,548)	$(13,486)	$(17,838)
Add: Stock-based employee compensation expense included in reported net loss	1,195	1,501	1,554
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,477)	(5,102)	(6,794)

Pro forma net loss attributable to common stockholders	$(25,830)	$(17,087)	$(23,078)

Loss per share — basic and diluted:
As reported	$(0.56)	$(0.45)	$(0.61)

Pro forma	$(0.77)	$(0.57)	$(0.79)

     In calculating the fair value of our stock options using Black-Scholes for the year ended December 31, 2004, we assumed that the expected life was 5.5 years, that the risk free interest rate was 3.35%, and that there was no dividend yield. We also assumed that the expected volatility of our stock was 114%. We assumed an expected life of 5 years for employees and 3 years for non-employees, that the risk-free interest rate was 3%, that there was no dividend yield, and volatilities of 124% and 139%, respectively, for the years ended December 31, 2003 and 2002, respectively.
         Research and Development Expense
     We incur research and development costs which are primarily comprised of compensation and travel expenses related to our engineers engaged in the development and enhancement of new and existing software products. All costs are expensed as incurred prior to reaching technological feasibility.
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

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
     Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) revised the previously issued Statement No. 123, Share Based Payment (Statement No. 123(R)). The objective of Statement No. 123(R) is to improve financial reporting by requiring all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. The revised Statement will be effective for us for the fiscal quarter starting July 1, 2005. Statement No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We are still in the process of evaluating the method we will adopt in the third quarter of 2005.
     As permitted by Statement No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per share above.
     In November 2004, the EITF issued Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, which addresses the inclusion of certain contingently convertible instruments in the calculation of diluted earnings per share.
     We adopted this guidance in the fourth quarter of 2004. As of December 31, 2004, we did not have any contingently convertible securities outstanding, and upon adoption, there was no effect on reported operating results.
     Also in November 2004, the EITF issued Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds, which addresses the practice of aggregating multiple segments that do not individually meet quantitative thresholds in accordance with FASB Statement 131. EITF Issue No. 04-10 clarifies the circumstances under which aggregating segments for disclosure is permissible under Statement No. 131. We adopted this guidance in the fourth quarter of 2004. We do not have any segments that do not individually meet the quantitative thresholds of Statement No. 131, and therefore the adoption of this guidance did not have an effect on reported operating results.

2.	Enterprise Acquisition
     Effective January 1, 2004, we acquired the Enterprise business from Aether Systems, Inc. in accordance with a Purchase Agreement dated as of December 18, 2003.
     The Enterprise business provides wireless data solutions, uniting messaging, synchronization and web technologies. These solutions include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers. It is a leading reseller of BlackBerry® devices and provide real-time financial market data to wireless device users under annual subscriber contracts in the U.S. and Europe. As a result of the acquisition of the Enterprise business,

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
we believe that we have expanded our product offerings to both new and existing customers, expanded international sales, and provided broader technology and expertise to our customers.
     The aggregate purchase price for the Enterprise business was $22,199, consisting of cash payments of $18,150, a note payable in the amount of $1,000, bearing interest at the prime interest rate, and 204,020 shares of our Class A Common Stock, valued at $1,056, based on the average closing price for the five days immediately preceding the closing of the Enterprise Acquisition. In addition, management incurred approximately $1,993 of costs directly related to the acquisition. The total purchase price has been allocated based on the estimated fair value of the acquired tangible and intangible assets and assumed liabilities, with the excess of the purchase price over the assets acquired and liabilities assumed being allocated to goodwill. The valuation has resulted in the recognition of $13,037 of goodwill. This goodwill has been allocated to the Commercial Applications segment, and we expect it to be deductible for tax purposes. The results of operations of the Enterprise business have been included in our Consolidated Statement of Operations beginning on January 1, 2004.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Assets:
Cash	$1,882
Accounts receivable	6,942
Unbilled receivables	554
Inventory	606
Other current assets	808
Property and equipment	750
Acquired technology	287
Acquired intangible assets	6,819
Goodwill	13,037
Other assets	30

Total assets	31,715

Liabilities:
Accounts payable and accrued expenses	5,966
Accrued payroll and related liabilities	1,032
Deferred revenue	2,518

Total liabilities	9,516

Net assets acquired	$22,199

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
     The following unaudited consolidated pro forma results of operations for the year ended December 31, 2003, gives effect to the Enterprise Acquisition (which was effective as of January 1, 2004) as though it had occurred on January 1, 2003:

Year ended
December 31,
2003

(unaudited)
Revenue	$145,169
Loss from operations	(18,920)
Net loss	$(20,353)

Loss per common share:
Basic and diluted	$(0.65)

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
     On September 20, 2004, we acquired substantially all of the assets of Kivera, Inc., a provider of internet-based location application software and geo-data professional services for approximately $5,500 in cash. In addition, management expects to incur approximately $32 of costs directly related to the acquisition. This acquisition provided a buy-vs.-build opportunity, as Kivera’s software platform integrates easily with existing wireless carrier network elements and location platforms. Kivera’s technology can interoperate with our Xypoint® Location Platform (XLP).
     The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed. The purchase price allocation has resulted in the excess $1,761 of the purchase price over net assets acquired being allocated to goodwill. This goodwill has been allocated to the Commercial Applications segment, and we expect it to be deductible for tax purposes.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Assets:
Accounts receivable	$171
Other current assets	182
Property and equipment	216
Acquired technology	2,583
Acquired intangible assets	1,188
Goodwill	1,761
Other assets	70

Total assets	6,171

Liabilities:
Accounts payable and accrued expenses	171
Deferred revenue	468

Total liabilities	639

Net assets acquired	$5,532

     The Consolidated Balance Sheet as of December 31, 2004 reflects this allocation. The Kivera operations have been included in our consolidated results of operations as of September 20, 2004. The pro forma statement of operations information is omitted because the Kivera Acquisition did not have a significant impact on our results of operations or loss per share attributable to common stockholders for the year ended December 31, 2004.

4.	Financing Arrangements
     To fund the Enterprise Acquisition, on January 13, 2004 we raised $21,000 in cash from third-parties through the issuance of (i) a convertible subordinated debenture with a face value of $15,000 (the “Debenture”), bearing interest at a stated rate of 3% per annum and due in lump sum on January 13, 2009 in cash or shares of our Class A Common Stock at our option (ii) warrants to purchase 341,072 shares of Class A Common Stock at an exercise price of $6.50 per share and expiring in January 2007, and (iii) 1,364,288 shares of Class A Common Stock. We determined that the value of the Class A Common Stock issued was $7,640 based on the quoted closing price of our Class A Common Stock on the issue date of $5.60. The difference between the proceeds from the issuance of these shares and their fair value was recognized as a debt discount. The value of the warrants was estimated to be $1,395, determined using the Black-Scholes option-pricing model and was recorded as a debt discount and additional paid-in capital. The convertible subordinated debentures provided for a contractual conversion price of $5.38 per share, and were estimated to have an issuance date beneficial conversion value of $3,662, which was recorded as a debt discount and additional paid-in capital. The resulting carrying value of the debt at issuance was $8,303, net of $6,697 of original issue discount that was being amortized over its five-year term using the effective interest method, yielding an effective interest rate of 12.6%. The terms of the Debenture described above were amended effective as of August 30, 2004, as described below.

5.	Securities Purchase and Waiver Agreements
     On August 30, 2004, we entered a Securities Purchase Agreement (the “August 2004 Securities Purchase Agreement”) with the same third party investors who purchased our securities used to finance the

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
Enterprise acquisition. Pursuant to the August 2004 Securities Purchase Agreement, we raised $9,342, net of offering costs in cash through the sale of 2,500,000 shares of our Class A Common Stock.
     As of the same date, we entered into a Waiver Agreement (the “Waiver”) with the holder of the Debenture. The Waiver modified certain provisions of the Debenture as follows: (1) the holder of the Debenture was required to convert the entire $15,000 principal amount into shares of our Class A Common Stock by the end of 2004, (2) all of the material restrictive covenants contained in the Debenture were nullified and (3) the conversion price set forth in the Debenture was decreased from $5.3753 to $5.01581 as an inducement to enter into the Waiver (an adjustment such that conversion of the Debenture will yield an additional 200,000 shares of Class A Common Stock). As additional consideration for the holder of the Debenture agreeing to the Waiver, we paid the holder of the Debenture a $1,000 one-time fee in cash. The $1,000 fee was recognized ratably to expense as the Debenture was converted. The fair value of the additional shares of Class A Common Stock to be issued as an inducement, measured as of the date of the Waiver, was $900, which was recognized ratably to expense as the Debenture was converted. The remaining deferred debt discount of approximately $5,800 and deferred financing fees of $700 was recognized as expense ratably as the Debenture was converted through the end of 2004. As of December 31, 2004, the entire Debenture had been converted to Class A Common Stock pursuant to the Waiver.

6.	Loss Per Common Share

	Year Ended December 31,

	2004	2003	2002

Numerator:
Net loss attributable to common stockholders	$(18,548)	$(13,486)	$(17,838)
Denominator:
Denominator for basic and diluted loss per common share — weighted-average shares	33,381	29,796	29,149

Loss per common share — basic and diluted	$(0.56)	$(0.45)	$(0.61)

     Basic loss per common share is based upon the average number of shares of common stock outstanding during the period. Because we incurred a net loss in 2004, 2003, and 2002 potentially dilutive securities were excluded from the computation because the result would be anti-dilutive. These potentially dilutive securities consist of stock options, restricted stock, and warrants as summarized in Note 19. The number of anti-dilutive securities excluded from the computation is as follows:

	Year Ended December 31,

	2004	2003	2002

Anti-dilutive securities:
Stock options	3,533	5,411	6,017
Restricted stock	642	1,037	—
Warrants	341	—	—

Total anti-dilutive securities	4,516	6,448	6,017

7.	Supplemental Disclosure of Cash Flow Information
     Property and equipment acquired under capital leases totaled $6,274, $568, and $174 during the years ended December 31, 2004, 2003, and 2002, respectively.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
     Interest paid totaled $1,179, $918, and $1,164 during the years ended December 31, 2004, 2003, and 2002, respectively.

8.	Unbilled Receivables
     Unbilled receivables consisted of the following at December 31:

	2004	2003

Amounts billable at specified milestones	$9,890	$8,567
Contract retentions	142	100
Rate variances and costs and estimated earnings in advance of billings	471	195

	$10,503	$8,862

     Substantially all unbilled receivables are expected to be collected within twelve months.

9.	Inventory
     Inventory consisted of the following at December 31:

	2004	2003

Component parts	$1,928	$346
Finished goods	2,057	105

Total	$3,985	$451

10.	Property and Equipment
     Property and equipment consisted of the following at December 31:

	2004	2003

Computer equipment	$28,103	$19,325
Computer software	10,048	7,693
Furniture and fixtures	2,807	2,447
Leasehold improvements	2,551	1,802
Land	1,000	1,000
Vehicles	107	107
Construction in progress	1,247	—

	45,863	32,374
Less: accumulated depreciation and amortization	(27,946)	(20,925)

	$17,917	$11,449

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

11.	Acquired Intangible Assets and Capitalized Software Development Costs
     Our acquired intangible assets and capitalized software development costs consisted of the following:

	December 31, 2004			December 31, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Contracts	$4,208	$1,381	$2,827	$—	$—	$—
Customer Lists	2,518	666	1,852	—	—	—
Trademarks & Patents	1,281	118	1,163	—	—	—
Software development costs, including acquired technology	4,142	1,351	2,791	1,272	754	518

Total	$12,149	$3,516	$8,633	$1,272	$754	$518

Estimated future amortization expense:
Year ending December 31, 2005	$3,152
Year ending December 31, 2006	$2,479
Year ending December 31, 2007	$1,230
Year ending December 31, 2008	$823
Year ending December 31, 2009	$506
Thereafter	$443
     We routinely update our estimates of both the recoverability of the software products that have been capitalized and the fair value of the acquired intangible assets recognized as a result of the Enterprise acquisition and the Kivera acquisition. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.

12.	Accounts Payable and Accrued Expenses
     Accrued expenses consists primarily of costs incurred for which we have not yet been invoiced, accrued sales taxes, and amounts due to our E9-1-1 customers that we have billed and collected from regulating agencies on their behalf under cost recovery arrangements. Our accounts payable and accrued expenses consist of:

	December 31, 2004	December 31, 2003

Accounts payable	$6,759	$2,209
Accrued expenses	7,990	6,608

Total	$14,749	$8,817

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

13.	Line of Credit
     We maintain a $15,000 bank line of credit that expires in April 2006. The credit agreement allows us to borrow up to 80% of outstanding receivables less than 90 days old, and amounts borrowed bear interest at the prime rate plus 1.0% or prime plus 1.25% for equipment loans under the line, with a floor prime rate of 4.25%. Our bank line of credit contains covenants requiring us to maintain at least $25,000 of tangible net worth, as defined, and at least $10,000 in cash and cash availability (borrowing available under our line of credit) as well as restrictive covenants, including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock. As of December 31, 2004, we were in compliance with all of these covenants. We are also subject to minimal unused commitment and collateral monitoring fees related to our line of credit, which are waived if we maintain certain levels of deposits.
     As of December 31, 2004, we borrowed $5,000 under the line of credit. During 2003, we borrowed $2,500 under the terms of an equipment loan, secured by purchased equipment, for a term of 36 months at a rate of 5.5%. As of December 31, 2004, there was approximately $1,700 outstanding under the equipment loan. At December 31, 2004, there were no other amounts outstanding under the line and we had approximately $5,200 of unused availability.

14.	Long-Term Debt
     Long-term debt consists of the following at December 31:

	2004	2003

Note payable dated February 20, 2004, due November 30, 2005, and bearing interest at 7.75% per annum. The note requires monthly installments of principal and interest of $97 through November 30, 2005. The note is secured by the accounts receivable of one customer	1,031	—
Note payable dated March 30, 2004, due October 1, 2005, and bearing interest at 7.75% per annum. The note requires monthly installments of principal and interest of $81 through September 1, 2005 and a payment of $1,460 on October 1, 2005. The note is secured by the accounts receivable of one customer	2,079	—
Note payable dated September 25, 2002, due September 30, 2005, and bearing interest at 7.75% per annum. The note requires monthly installments of principal and interest of $82 through September 1, 2005. The note is secured by the accounts receivable of one customer	714	1,605
Note payable dated December 20, 2002, due November 30, 2005, and bearing interest at 7.75% per annum. The note requires monthly installments of principal and interest of $85 through November 1, 2005. The note is secured by the accounts receivable of one customer	895	1,802
Note payable dated January 16, 2003, due February 16, 2008, and bearing interest at 6.0% per annum. The note requires monthly installments of principal and interest of $0.3 through January 16, 2008	12	15

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

	2004	2003

Note payable dated June 16, 2003, due October 31, 2005, and bearing interest at 7.75% per annum. The note requires monthly installments of principal and interest of $106 through September 30, 2005. The note is secured by the accounts receivable of one customer	922	2,072
Note payable dated September 26, 2003, due April 30, 2005, and bearing interest at 7.75% per annum. This note was restructured and paid in full during 2004	—	2,446
Note payable dated December 1, 2003, due July 1, 2005, and bearing interest at 6.0% per annum. The note requires monthly installments of principal and interest of $87 through June 1, 2005. The note is secured by property and equipment	515	1,500
Note payable dated December 30, 2003, due January 2, 2007, and bearing interest at 5.5% per annum. The note requires monthly installments of principal of $69 plus accrued interest through December 1, 2006. The note is secured by property and equipment	1,667	2,500
State of Maryland loan-to-grant dated May 10, 2001, due January 1, 2004, and bearing interest at 5% per annum. The loan became a grant in $100 increments plus a pro rata share of the accrued interest, based on employment levels at annual milestones. At the time of the loan, $100 was immediately converted to a grant. In February 2002 and 2003, $100 of the principal and the pro rata share of the interest was forgiven. The remaining balance of $100 outstanding as of December 31, 2003 was forgiven on January 26, 2004.	—	100

Total	7,835	12,040
Less: current portion	(6,993)	(5,698)

	$842	$6,342

     Aggregate maturities of long-term debt at December 31, 2004, are as follows:

2005	$6,993
2006	837
2007	5

Total	$7,835

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

15.	Capital Leases
     We lease certain equipment under capital leases. Property and equipment included the following amounts for capital leases at December 31:

	2004	2003

Computer equipment	$10,823	$5,724
Computer software	1,798	857
Furniture and fixtures	1,002	775
Leasehold improvements	109	102

	13,732	7,458
Less: accumulated amortization	(8,430)	(4,901)

	$5,302	$2,557

     Capital leases are collateralized by the leased assets. Amortization of leased assets is included in depreciation and amortization expense.
     Future minimum payments under capital lease obligations consisted of the following at December 31, 2004:

2005	$2,997
2006	1,923
2007	1,943

Total minimum lease payments	6,863
Less: amounts representing interest	(1,306)

Present value of net minimum lease payments (including current portion of $2,765)	$5,557

16.	Common Stock
     Our Class A common stockholders are entitled to one vote for each share of stock held for all matters submitted to a vote of stockholders. Our Class B stockholders are entitled to three votes for each share owned.

17.	Fair Value of Financial Instruments
     The fair value of our cash and cash equivalents and long-term debt approximates their respective carrying values as of December 31, 2004 and 2003.
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

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

18.	Income Taxes
     Significant components of the benefit for income taxes attributable to loss before income taxes for the years ended December 31 are as follows:

	2004	2003	2002

Current:
State and local	$—	$—	$—
Federal	—	—	—

Deferred:
State and local	—	—	—
Federal	—	—	—

Total	$—	$—	$—

     Significant components of our deferred tax assets and liabilities at December 31 consisted of:

	2004	2003

Deferred tax assets:
Reserves and accrued expenses	$1,062	$765
Depreciation and amortization	1,454	986
Deferred revenue	205	34
Charitable contributions	111	116
Stock options	439	—
Capitalized software development costs	325	—
Research and development tax credit	2,694	—
Foreign operating loss carryforward	5,154	—
Net operating loss carry forward	32,864	32,018

Total deferred tax assets	44,308	33,919

Deferred tax liabilities:
Capitalized software development costs	—	(200)
Other	(4)	—

Total deferred tax liabilities	(4)	(200)

Net deferred tax asset	44,304	33,719
Valuation allowance for net deferred tax asset	(44,304)	(33,719)

Net deferred tax asset recognized in the consolidated balance sheets	$—	$—

     At December 31, 2004, we had U.S. federal net operating loss carryforwards for income tax purposes of approximately $92,368, which includes $34,600 acquired upon the acquisition of Xypoint. The net operating loss carryforwards from Xypoint will begin to expire in 2011. The remaining net operating loss carryforwards will expire from 2019 through 2024. As of the same date, we had $17,180 of foreign net operating loss carryforwards available, which should not expire in the foreseeable future. Utilization of the Xypoint net operating losses will be limited by the Internal Revenue Code as a result of one or more ownership changes. The remaining U.S. federal net operating loss carryforwards may be subject to limitations under the Internal Revenue Code as well. We have not determined the annual amount of the limitation on these net operating

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
losses or whether these net operating loss carryforwards will expire prior to use as a result of these limitations. We have state net operating loss carryforwards available, the utilization of which will be limited in a manner similar to the federal net operating loss carryforwards. We have established a full valuation allowance with respect to these federal and state loss carryforwards and other net deferred tax assets due to uncertainties surrounding their realization.
     The reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. federal statutory rate of 34% to net loss for the year ended December 31 is as follows:

	2004	2003	2002

Income tax benefit at statutory rate	$(6,306)	$(4,585)	$(6,065)
State tax benefit	(219)	(556)	(631)
Change in State tax rate	1,597	(414)	—
Research and development tax credit	(2,694)
Foreign rates other than 34%	41
Non-deductible items	3,223	430	703
Other	(337)	(159)	(109)
Change in valuation allowance	4,695	5,284	6,102

Total	$—	$—	$—

19.	Stock Compensation Plans
     Stock Options. We maintain a stock option plan that is administered by our Compensation Committee of our Board of Directors. The number of shares reserved for issuance under the plan is currently 20,904,110. Options granted under the plan vest over periods ranging from one to five years and expire 10 years from the date of grant. A summary of our stock option activity and related information consists of the following for the years ended December 31 (all share amounts in thousands):

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	6,148	$2.95	6,838	$2.95	6,545	$3.36
Granted	3,800	6.00	1,240	2.05	1,854	2.45
Exercised	(535)	1.97	(735)	1.26	(416)	0.89
Forfeited	(763)	3.88	(1,195)	2.83	(1,145)	5.23

Outstanding, end of year	8,650	$4.25	6,148	$2.95	6,838	$2.95

Exercisable, at end of year	3,382	$3.25	2,736	$3.05	2,442	$2.64

Estimated weighted-average grant- date fair value of options granted during the year	$4.98		$1.72		$2.15

Weighted-average remaining contractual life of options outstanding at end of year	7.5 years		7.7 years		7.6 years

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
     Exercise prices for options outstanding at December 31, 2004 ranged from $0.01 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
		Exercise Prices	Contractual Life		Exercise Prices
	Options	of Options	of Options	Options	of Options
Exercise Prices	Outstanding	Outstanding	Outstanding (years)	Exercisable	Exercisable

$ 0.01 – $2.61	1,964	$1.66	6.58	1,038	$1.39
$ 2.61 – $5.21	3,687	$3.51	7.16	1,799	$3.17
$ 5.21 – $7.82	2,941	$6.76	8.46	487	$6.51
$ 7.82 – $10.42	27	$8.42	8.35	27	$8.42
$10.42 – $26.05	31	$14.06	5.56	31	$14.06
     Prior to our initial public offering in 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of Class A Common Stock at the date of grant. Net loss, as reported, includes $583, $1,010, and $1,554 of non-cash stock compensation expense related to these grants for the years-ended December 31, 2004, 2003, and 2002, respectively. We expect to record future stock compensation expense of $186 as a result of these option grants that will be recognized over the remaining vesting period of one year.
     Restricted Stock Grants. In the second quarter of 2003, we issued restricted stock to directors and certain key executives. The restrictions expired at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. The fair value of the restricted stock at issuance has been recorded as deferred compensation and is being amortized to non-cash stock compensation expense using the straight-line method over the period during which the restrictions expire. Net loss, as reported, includes $612, $491, and $0 of non-cash stock compensation expense related to these grants for the years-ended December 31, 2004, 2003, and 2002, respectively. We expect to record future stock compensation expense of $787 as a result of these restricted stock grants that will be recognized over the remaining vesting period for executives.
     Employee Stock Purchase Plan. We have an employee stock purchase plan (the Plan) that gives all employees an opportunity to purchase shares of our Class A Common Stock. The Plan allows for the purchase of 684,932 shares of our Class A Common Stock at a discount of 15% of the fair market value. Option periods are three months in duration. As of December 31, 2004, 395,932 shares of Class A Common Stock have been issued under the Plan.
     As of December 31, 2004, our total shares reserved for future issuance is comprised of :

(in thousands)
Stock compensation plan	6,298
Warrants	341
Employee stock purchase plan	289

Total shares restricted for future use	6,928

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

20.	Operating Leases
     We lease certain office space and equipment under non-cancelable operating leases that expire on various dates through 2010. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2004:

2005	$4,012
2006	4,021
2007	3,881
2008	2,784
2009	2,432
2010 and following	1,261

$18,391

     Rent expense was $3,855, $3,004, and $3,258, for the years ended December 31, 2004, 2003, and 2002, respectively.

21.	Retirement Plan
     We maintain a defined contribution benefit plan that covers substantially all employees who have attained age twenty-one. Participants may contribute from 1% to 15% of their annual compensation to the plan. On a discretionary basis, we may match contributions made by participants. All employer contributions vest over a six-year period. During 2002, we made matching contributions of $670. There were no matching contributions in 2004 or 2003.

22.	Concentrations of Credit Risk and Major Customers
     Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenues are summarized in the following table.

		% of Total Revenues For
		the Year Ended
		December 31,

Customer	Segment	2004	2003	2002

U.S. Government	Government	15%	32%	40%
Verizon Wireless	Commercial Applications	13%	17%	15%
Hutchison 3G	Commercial Applications	<10%	<10%	10%

	As of December 31, 2004		As of December 31, 2003

	Accounts	Unbilled	Accounts	Unbilled
Customer	Receivable	Receivables	Receivable	Receivables

U.S. Government	13%	44%	19%	32%
Customer A	11%	<10%	30%	<10%
Customer B	<10%	<10%	<10%	28%
Customer C	10%	<10%	11%	12%
Customer D	12%	<10%	<10%	<10%

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

23.	Business and Geographic Segment Information
     In the fourth quarter of 2004, we realigned our segments to better manage the business subsequent to the acquisitions described in Notes 2 and 3. Our two operating segments are now (i) our Commercial Applications Segment, which consists of the previous Network Software and Service Bureau segments, along with the newly acquired businesses and (ii) our Government segment which consists of the previous Network Solutions segment.
     Management evaluates performance based on gross profit. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.
     For the years ended December 31, 2004, 2003 and 2002, respectively, our total revenues include approximately $12,689, $3,559 and $8,746 of revenues generated from customers outside of the United States.
     The following table sets forth results for our reportable segments as they have been realigned as of December 31, 2004. All revenues reported below are from external customers. As required, we have restated prior period segment information for comparative purposes. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Year Ended December 31,

	2004			2003			2002

	Comm.			Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total	Apps	Gvmt	Total

Revenue
Hosted subscriber and maintenance	$82,793	$—	$82,793	$37,656	$—	$37,656	$26,936	$—	$26,936
Systems	20,537	23,617	44,154	11,102	29,384	40,486	24,072	32,217	56,289
Services	365	15,613	15,978	—	13,923	13,923	—	8,820	8,820

Total revenue	103,695	39,230	142,925	48,758	43,307	92,065	51,008	41,037	92,045

Operating costs and expenses
Direct cost of hosted, subscriber, and maintenance	51,197	—	51,197	18,082	—	18,082	15,741	—	15,741
Direct cost of systems	11,233	15,388	26,621	13,643	18,656	32,299	15,670	24,627	40,297
Direct cost of services	188	9,481	9,669	—	9,835	9,835	—	5,744	5,744

Total Direct Costs	62,618	24,869	87,487	31,725	28,491	60,216	31,411	30,371	61,782

Hosted, subscriber, and maintenance gross profit	31,596	—	31,596	19,574	—	19,574	11,195	—	11,195
Systems gross profit	9,304	8,229	17,533	(2,541)	10,728	8,187	8,402	7,590	15,992
Services gross profit	177	6,132	6,309	—	4,088	4,088	—	3,076	3,076

Total Gross Profit	$41,077	$14,361	$55,438	$17,033	$14,816	$31,849	$19,597	$10,666	$30,263

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

	Year Ended December 31,

	2004	2003	2002

Total segment gross profit	$55,438	$31,849	$30,263
Research and development expense	(19,598)	(16,932)	(17,047)
Sales and marketing expense	(12,982)	(8,917)	(10,029)
General and administrative expense	(19,108)	(11,251)	(12,235)
Non-cash stock compensation expense	(1,195)	(1,501)	(1,554)
Depreciation and amortization of property and equipment	(7,795)	(6,612)	(6,156)
Amortization of acquired intangible assets	(2,165)	(531)	(553)
Interest expense	(3,196)	(1,088)	(897)
Debt conversion expense	(7,886)	—	—
Other (expense) income, net	(61)	1,497	370

Net Loss	$(18,548)	$(13,486)	$(17,838)

24.	Quarterly Financial Information (Unaudited)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003. The quarterly information has not been audited, but in our opinion, includes all adjustments necessary for a fair presentation.

	2004

	Three Months Ended

	(unaudited)
	March 31	June 30	September 30	December 31

Revenue	$32,757	$40,447	$38,037	$31,684
Gross profit	$12,800	$17,241	$13,134	$12,263
Net (loss) income	$(3,446)	$863	$(3,245)	$(12,720)
(Loss) Earnings per common share — basic	$(0.10)	$0.03	$(0.10)	$(0.36)
(Loss) Earnings per common share — diluted	$(0.10)	$0.02	$(0.10)	$(0.36)

	2003

	Three Months Ended

	(unaudited)
	March 31	June 30	September 30	December 31

Revenue	$19,292	$20,080	$28,247	$24,446
Gross profit	$7,211	$501	$11,699	$12,438
Net (loss) income	$(4,048)	$(11,392)	$506	$1,448
(Loss) Earnings per common share — basic	$(0.14)	$(0.38)	$0.02	$0.05
(Loss) Earnings per common share — diluted	$(0.14)	$(0.38)	$0.02	$0.04

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

25.	Commitments and Contingencies
     In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. Telecommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our common stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate common stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of common stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and that the underwriters violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. We will continue to defend the lawsuit vigorously. On February 15, 2005, the Honorable Judge Shira A. Scheindlin, U.S.D.J. entered an order preliminarily approving a settlement proposal which we believe will result in a resolution that will not materially impact our consolidated results of operations, financial position, or cash flows. We intend to continue to defend the lawsuit until the settlement has received final approval or the matter is resolved otherwise. More than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us, and we believe that the majority of those companies will participate in the same settlement if approved.
     Research In Motion Limited (“RIM”) which supplies our Commercial Applications segment with hardware and wireless services that it in turn packages with other services and resells, is engaged in legal proceedings with NTP Inc. which alleges that certain RIM products infringed on patents held by NTP Inc. This creates uncertainty regarding RIM’s ability to continue to supply our enterprise customers with services. RIM’s inability to supply services to our enterprise customers could cause a loss of revenue and increase our net losses. Although we cannot currently predict the ultimate outcome of this matter, we do not expect the resolution will have a material adverse impact on our consolidated results of operations, financial position, or cash flows.
     We are subject to certain litigation, claims and assessments which occur in the normal course of business. Based on consultation with our legal counsel, management is of the opinion that such matters, when resolved, will not have a material impact on our consolidated results of operations, financial position or cash flows.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TeleCommunication Systems, Inc.

By:	/s/Maurice B. Tosé

Maurice B. Tosé
Chief Executive Officer, President and
Chairman of the Board
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Maurice B. Tosé, Thomas M. Brandt, Jr. and Bruce A. White, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as directors and officers of TeleCommunication Systems, any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, and any one or more of them, as herein authorized

Name	Title	Date

/s/ Maurice B. Tosé Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 10, 2005

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 10, 2005

/s/ Clyde A. Heintzelman Clyde A. Heintzelman	Director	March 10, 2005

/s/ Richard A. Kozak Richard A. Kozak	Director	March 10, 2005

/s/ Weldon H. Latham Weldon H. Latham	Director	March 10, 2005

/s/ Byron F. Marchant Byron F. Marchant	Director	March 10, 2005

EXHIBIT INDEX

Exhibit
Numbers		Description

4.1		Amended and Restated Articles of Incorporation. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.2		Second Amended and Restated Bylaws. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.3		Form of Class A Common Stock certificate. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
4.5		Warrants to Purchase Common Stock issued pursuant to the Securities Purchase Agreement for each of the investors party to the Securities Purchase Agreement dated January 13, 2004. (Incorporated by reference to the company’s Current Report on Form 8-K filed on January 23, 2004)
10.1		West Garrett Office Building Full service Lease Agreement dated October 1, 1997 by and between the company and West Garrett Joint Venture. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10.2†		Form of Indemnification Agreement. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10.3†		Fourth Amended and Restated 1997 Stock Incentive Plan. (Incorporated by reference to Appendix A to the company’s definitive proxy statement for its 2004 Annual Meeting of stockholders as filed with the SEC on June 17, 2004 (No. 000-30821))
10.4†		Employee Stock Purchase Plan. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10.5†		Optionee Agreement dated October 1, 1997 by and between the company and Richard A. Young. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10.6†		Optionee Agreement dated July 29, 1998 by and between the company and Richard A. Young. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10.7†		Optionee Agreement dated October 1, 1997 by and between the company and Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10.8†		Optionee Agreement dated July 29, 1998 by and between the company and Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10.9†		Optionee Agreement dated April 1, 1999 by and between the company and Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10.10	†	401(k) and Profit Sharing Plan of the company dated January 1, 1999. (Incorporated by reference to the company’s Registration Statement on Form S-4 (No. 333-51656))
10.11	†	Employment Agreement dated February 1, 2001 by and between the company and Richard A. Young. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.12	†	Employment Agreement dated February 1, 2001 by and between the company and Thomas M. Brandt. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.13	†	Employment Agreement dated February 1, 2001 by and between the company and Drew A. Morin. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.14	†	Employment Agreement dated February 1, 2001 by and between the company and Timothy J. Lorello. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.15	‡	Services Integration Agreement dated January 31, 2002 by and between the company and Hutchison 3G. (Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit
Numbers		Description

10.16		Deed of Lease by and between Annapolis Partner, LLC and the company. (Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.17	†	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.18	†	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.19	†	Restricted stock award certificate to Mr. Clyde A. Heintzelman. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.20	†	Restricted stock award certificate to Mr. Richard A. Kozak. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.21	†	Restricted stock award certificate to Mr. Weldon H. Latham. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.22	†	Restricted stock award certificate to Mr. Timothy J. Lorello. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.23	†	Restricted stock award certificate to Mr. Timothy J. Lorello. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.24	†	Restricted stock award certificate to Mr. Bryon F. Marchant. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.25	†	Restricted stock award certificate to Mr. Drew A. Morin. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.26	†	Restricted stock award certificate to Mr. Drew A. Morin. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.27	†	Restricted stock award certificate to Mr. Maurice B. Tosé. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.28	†	Restricted stock award certificate to Mr. Maurice B. Tosé. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.29	†	Restricted stock award certificate to Mr. Kevin M. Webb. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.30	†	Restricted stock award certificate to Mr. Kevin M. Webb. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.31	†	Restricted stock award certificate to Mr. Richard A. Young. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.32	†	Restricted stock award certificate to Mr. Richard A. Young. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.33		Registration Rights Agreement dated as of December 18, 2003 by and among the company and the investors party to the 2003 SPA. (Incorporated by reference to Exhibit 10 to the company’s Current Report on Form 8-K dated December 18, 2003)
10.34		Trademark License Agreement by and among Aether, TSYS and the company dated as of January 13, 2004. (Incorporated by reference to the company’s Current Report on Form 8-K filed on January 23, 2004)
10.35		Registration Rights Agreement by and between the company and Aether dated as of January 13, 2004. (Incorporated by reference to the company’s Current Report on Form 8-K filed on January 23, 2004)
10.36	†	Amended and Restated Loan and Security Agreement by and between the company and Silicon Valley Bank. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
12.1		Supplemental Financial Statement Schedule II
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Numbers	Description

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.01	Risk Factors Affecting Our Business and Future Results

†	Management contract, compensatory plans or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.