Form 10-K/A
period 2004-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2005-03-23
CIK 1111665

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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
     As of February 28, 2005 there were 30,890,101 shares of Class A Common Stock and 8,303,601 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
None	None
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

Explanatory Note
     In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of management’s report on the Company’s internal controls over financial reporting and independent registered public accountants’ attestations by eligible companies. We elected to utilize this extension period. Therefore, TeleCommunication Systems, Inc. hereby amends its Annual Report on Form 10-K, filed March 10, 2005, to include Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm required in Item 9A Controls and Procedures.

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
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm —
Internal Control Over Financial Reporting
The Board of Directors and Stockholders
of TeleCommunication Systems, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that TeleCommunication Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TeleCommunication Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that TeleCommunication Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TeleCommunication Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TeleCommunication Systems, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of TeleCommunication Systems, Inc. and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
March 22, 2005

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TeleCommunication Systems, Inc.

By:	/s/Maurice B. Tosé*

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

Name	Title	Date

/s/ Maurice B. Tosé* Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 23, 2005

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 23, 2005

/s/ Clyde A. Heintzelman* Clyde A. Heintzelman	Director	March 23, 2005

/s/ Richard A. Kozak* Richard A. Kozak	Director	March 23, 2005

/s/ Weldon H. Latham* Weldon H. Latham	Director	March 23, 2005

/s/ Byron F. Marchant* Byron F. Marchant	Director	March 23, 2005

*By /s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. as attorney-in-fact

35

EXHIBIT INDEX

Exhibit
Numbers	Description

23.1	Consent of Ernst & Young LLP