Form 10-K/A
period 2004-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2005-04-11
CIK 1111665

________________________________________________________________________________

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

Explanatory Note
     This Amendment No. 2 on Form 10-K/A is being filed to include the required certifications for Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on March 23, 2005. This Amendment No. 2 does not otherwise alter or amend any exhibits to or disclosures set forth in Amendment No. 1 or our Annual Report on Form 10-K for the year ended December 31, 2004.
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

Name	Title	Date

/s/ Maurice B. Tosé Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	April 11, 2005

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	April 11, 2005

/s/ Clyde A. Heintzelman* Clyde A. Heintzelman	Director	April 11, 2005

/s/ Richard A. Kozak* Richard A. Kozak	Director	April 11, 2005

/s/ Weldon H. Latham* Weldon H. Latham	Director	April 11, 2005

/s/ Byron F. Marchant* Byron F. Marchant	Director	April 11, 2005

*By /s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. as attorney-in-fact

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.