Form 10-Q
period 2005-03-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2005-05-09
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2005
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

Shares outstanding
as of April 30,
Title of Each Class	2005

Class A Common Stock, par value $0.01 per share	30,929,637
Class B Common Stock, par value $0.01 per share	8,217,401

Total Common Stock Outstanding	39,147,038

INDEX
TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2005	2004

Revenue
Hosted, subscriber, and maintenance	$18,800	$20,972
Systems	9,258	8,394
Services	5,021	3,391

Total revenue	33,079	32,757

Direct costs of revenue
Direct cost of hosted, subscriber, and maintenance revenue	10,382	13,184
Direct cost of systems, including amortization of software development costs of $222 and $87, respectively	4,944	4,885
Direct cost of services revenue	2,949	1,888

Total direct cost of revenue	18,275	19,957

Hosted, subscriber, and maintenance gross profit	8,418	7,788
Systems gross profit	4,314	3,509
Services gross profit	2,072	1,503

Total gross profit	14,804	12,800

Operating costs and expenses
Research and development expense	4,666	5,046
Sales and marketing expense	3,691	3,190
General and administrative expense	4,947	4,487
Non-cash stock compensation expense	205	357
Depreciation and amortization of property and equipment	2,189	1,732
Amortization of acquired intangible assets	835	532

Total operating costs and expenses	16,533	15,344

Loss from operations	(1,729)	(2,544)
Interest expense	(317)	(807)
Other expense, net	(41)	(95)

Net loss	$(2,087)	$(3,446)

Loss per share-basic and diluted	$(0.05)	$(0.11)

Weighted average shares outstanding-basic and diluted	38,496	31,885

Composition of non-cash stock compensation expense:
Direct costs of revenue	$9	$18
Research and development expense	—	41
Sales and marketing expense	10	19
General and administrative expense	186	279

Total non-cash stock compensation expense	$205	$357

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31,	December 31,
	2005	2004

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,654	$18,251
Accounts receivable, net of allowance of $1,364 in 2005 and $1,355 in 2004	25,629	23,952
Unbilled receivables	5,754	10,503
Inventory	2,879	3,985
Other current assets	3,637	2,755

Total current assets	55,553	59,446
Property and equipment, net of accumulated depreciation and amortization of $30,102 in 2005 and $27,946 in 2004	17,760	17,917
Software development costs, net of accumulated amortization of $1,573 in 2005 and $1,351 in 2004	2,581	2,791
Acquired intangible assets, net of accumulated amortization of $3,000 in 2005 and $2,165 in 2004	5,502	5,842
Goodwill	14,395	14,798
Other assets	1,613	1,588

Total assets	$97,404	$102,382

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$11,642	$14,749
Accrued payroll and related liabilities	4,075	4,507
Deferred revenue	6,884	5,228
Current portion of notes payable, including line of credit	10,486	11,993
Current portion of capital lease obligations	2,863	2,765

Total current liabilities	35,950	39,242
Capital lease obligations and notes payable, less current portion	3,693	3,634
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 30,780,457 in 2005 and 30,626,454 in 2004	308	306
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 8,404,201 in 2005 and 8,409,001 in 2004	84	84
Deferred compensation	(642)	(787)
Additional paid-in capital	209,987	209,778
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(20)	(6)
Accumulated deficit	(151,956)	(149,869)

Total stockholders’ equity	57,761	59,506

Total liabilities and stockholders’ equity	$97,404	$102,382

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

					Accumulated
	Class A	Class B		Additional	Other
	Common	Common	Deferred	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Compensation	Capital	Loss	Deficit	Total

Balance at January 1, 2005	$306	$84	$(787)	$209,778	$(6)	$(149,869)	$59,506
Options exercised for the purchase of 77,066 shares of Class A Common Stock	1	—	—	114	—	—	115
Issuance of 72,137 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	—	158	—	—	159
Issuance costs for 2,500,000 shares of Class A Common Stock in connection with a private equity offering in 2004	—	—	—	(81)	—	—	(81)
Conversion of 4,800 shares of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	60	—	—	60
Amortization of deferred compensation expense	—	—	145	—	—	—	145
Change in value of options issued to non-employees for service	—	—	—	(42)	—	—	(42)
Foreign currency translation adjustment	—	—	—	—	(14)	—	(14)
Net loss for the three months ended March 31, 2005	—	—	—	—	—	(2,087)	(2,087)

Balance at March 31, 2005	$308	$84	$(642)	$209,987	$(20)	$(151,956)	$57,761

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2005	2004

Operating activities:
Net loss	$(2,087)	$(3,446)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization of property and equipment	2,189	1,732
Amortization of acquired intangible assets	835	532
Non-cash stock compensation expense	205	357
Amortization of software development costs	222	87
Amortization of debt discount	—	335
Amortization of deferred financing fees included in interest expense	84	208
Other non-cash (income)/expenses	(62)	17
State of Maryland loan forgiveness	—	(100)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,698)	4,040
Unbilled receivables	4,749	(1,486)
Inventory	1,106	(1,552)
Other current assets	(897)	(1,395)
Accounts payable and accrued expenses	(3,102)	(105)
Accrued payroll and related liabilities	(429)	(408)
Deferred revenue	1,671	245

Net cash provided by/(used in) operating activities	2,786	(939)
Investing activities:
Acquisitions, net of cash acquired	(82)	(17,436)
Purchases of property and equipment	(911)	(1,973)
Change in other assets	(67)	(223)

Net cash used in investing activities	(1,060)	(19,632)
Financing activities:
Payments on long-term debt and capital lease obligations	(2,509)	(1,513)
Proceeds from issuance of Class A Common Stock and Convertible subordinated debentures	—	21,000
Financing fees related to issuance of Class A Common Stock and Convertible subordinated debentures	(81)	(1,100)
Proceeds from issuance of long-term debt	—	2,500
Proceeds from exercise of employee stock options and sale of stock	274	711

Net cash (used in)/provided by financing activities	(2,316)	21,598

Net decrease in cash	(590)	1,027
Effect of exchange rates on cash and cash equivalents	(7)	58
Cash and cash equivalents at the beginning of the period	18,251	18,785

Cash and cash equivalents at the end of the period	$17,654	$19,870

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements
March 31, 2005
(amounts in thousands, except per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
      Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form  10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2004 Annual Report on Form 10-K.
      Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.
      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
      Other Comprehensive Income/loss. Comprehensive income includes changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income/loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income, but excluded from net income. Total comprehensive loss for the three-month periods ended March 31, 2005 and 2004 was not materially different than consolidated net loss.
      Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) revised the previously issued Statement No. 123, Share Based Payment (Statement No. 123(R). The objective of Statement No. 123(R) is to improve financial reporting by requiring all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. As permitted by Statement No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 8.
      In April 2005, the SEC delayed the effective date for SFAS 123(R) to the beginning of any annual period after June 15, 2005, so that SFAS 123(R) will be effective for us beginning on January 1, 2006.

2.	Enterprise Acquisition
      We acquired the Enterprise business from Aether Systems, Inc. (the “Enterprise Acquisition”) effective January 1, 2004. In the three months ended March 31, 2005, we finalized the purchase

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
price allocation related to the Enterprise Acquisition. As a result, we recorded an additional amount of $495 to acquired intangible assets and $11 to software development, resulting in a decrease in goodwill. We believe the final purchase price allocation accurately reflects the value of the assets acquired, liabilities assumed, and direct costs of the Enterprise Acquisition. Total goodwill acquired in the Enterprise Acquisition was $12,634.

3.	Supplemental Disclosure of Cash Flow Information
      Property and equipment acquired under capital leases totaled $1,250 and $1,488 during the three months ended March 31, 2005 and 2004, respectively.
      Interest paid totaled $233 and $263 during the three months ended March 31, 2005 and 2004, respectively.

4.	Segment Information
      In the fourth quarter of 2004, we realigned our segments to better manage the business subsequent to the Enterprise and Kivera acquisitions. Our two operating segments are (i) our Commercial Applications Segment, which consists of the previous Network Software and Service Bureau segments, along with the assets acquired in the 2004 acquisitions and (ii) our Government segment, which consists of the previous Network Solutions segment.
      Management evaluates performance based on gross profit. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.
      The following table sets forth results for our reportable segments for the three months ended March 31, 2005 and 2004. All revenues reported below are from external customers. We have restated all prior period segment information for comparative purposes. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Three Months Ended March 31,

	2005			2004

	Comm.				Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total

Revenue
Hosted, subscriber and maintenance	$18,714	$86	$18,800	$20,972	$—	$20,972
Systems	5,981	3,277	9,258	4,301	4,093	8,394
Services	630	4,391	5,021	—	3,391	3,391

Total revenue	25,325	7,754	33,079	25,273	7,484	32,757

Operating costs and expenses
Direct cost of hosted, subscriber, and maintenance	10,377	5	10,382	13,184	—	13,184
Direct cost of systems	2,546	2,398	4,944	2,574	2,311	4,885
Direct cost of services	333	2,616	2,949	—	1,888	1,888

Total Direct Costs	13,256	5,019	18,275	15,758	4,199	19,957

Hosted, subscriber, and maintenance gross profit	8,337	81	8,418	7,788	—	7,788
Systems gross profit	3,435	879	4,314	1,727	1,782	3,509
Services gross profit	297	1,775	2,072	—	1,503	1,503

Total gross profit	$12,069	$2,735	$14,804	$9,515	$3,285	$12,800

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
	March 31

	2005	2004

Total segment gross profit	$14,804	$12,800
Research and development expense	(4,666)	(5,046)
Sales and marketing expense	(3,691)	(3,190)
General and administrative expense	(4,947)	(4,487)
Non-cash stock compensation expense	(205)	(357)
Depreciation and amortization of property and equipment	(2,189)	(1,732)
Amortization of acquired intangible assets	(835)	(532)
Interest expense	(317)	(807)
Other expense, net	(41)	(95)

Net loss	$(2,087)	$(3,446)

5.	Inventory
      We maintain inventory of component parts and finished product for deployable communication systems and finished goods inventory of handheld computers, pagers, wireless modems. Our inventory consists of:

	March 31,	December 31,
	2005	2004

Component parts	$846	$1,928
Finished goods	2,033	2,057

Total	$2,879	$3,985

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)

6.	Acquired Intangible Assets and Capitalized Software Development Costs
      Our acquired intangible assets and capitalized software development costs consisted of the following:

	March 31, 2005			December 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Contracts	$4,519	$1,868	$2,651	$4,208	$1,381	$2,827
Customer Lists	2,741	952	1,789	2,518	666	1,852
Trademarks & Patents	1,242	180	1,062	1,281	118	1,163
Software development costs, including acquired technology	4,154	1,573	2,581	4,142	1,351	2,791

Total	$12,656	$4,573	$8,083	$12,149	$3,516	$8,633

Estimated future amortization expense:
Nine months ending December 31, 2005			$2,525
Year ending December 31, 2006			$2,614
Year ending December 31, 2007			$1,233
Year ending December 31, 2008			$761
Year ending December 31, 2009			$506
Thereafter			$444
      The valuation of the intangible assets from the Enterprise Acquisition was finalized during the first quarter of 2005. As a result, we reclassified a gross amount of $495 to acquired intangible assets and $11 to software development costs from goodwill as of January 1, 2005. The cumulative impact on amortization expense relating to prior periods from the revision of these valuations was $218. This amount was recorded as additional amortization expense for the three months ended March 31, 2005. We believe the final purchase price allocation accurately reflects the value of the intangible assets acquired.
      We routinely update our estimates of both the recoverability of the software products that have been capitalized and the fair value of the acquired intangible assets recognized as a result of the Enterprise and the Kivera acquisitions. Management uses these estimates as the basis for evaluating the carrying values of the respective assets.

7.	Concentrations of Credit Risk and Major Customers
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

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes revenue concentrations from our significant customers:

		% of Total Revenue For the
		Three Months Ended
		March 31,

Customer	Segment	2005	2004

Federal Agencies	Government	15%	10%
Verizon Wireless	Commercial Applications	11%	12%
Hutchison Whampoa	Commercial Applications	11%	Less than 10%

		As of March 31, 2005

		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

Federal Agencies	Government	14%	28%
Customer A	Commercial Applications	11%	Less than 10%
Customer B	Commercial Applications	22%	Less than 10%
Customer C	Commercial Applications	Less than 10%	17%
Customer D	Commercial Applications	Less than 10%	10%

8.	Stock-Based Compensation and Deferred Compensation
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

	Three Months Ended
	March 31,

	2005	2004

Net loss, as reported	$(2,087)	$(3,446)
Add: Stock-based employee compensation expense included in reported net loss	205	357
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,542)	(1,800)

Pro forma net loss	$(3,424)	$(4,889)
Loss per common share:
Basic and diluted — as reported	$(0.05)	$(0.11)

Basic and diluted — pro forma	$(0.09)	$(0.15)

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
      In calculating the fair value of our stock options granted during 2005 using the Black-Scholes model, we assumed an expected life of 5.5 years for options granted to employees and three years for options granted to non-employees, that the risk free interest rate was 3.35%, an expected volatility of 113%, and that there was no dividend yield. The assumptions used to value options granted in 2004 were the same as the 2005 assumptions with the exception of an expected volatility of 114%. Options issued previous to 2004 were valued using comparable assumptions as of the options’ grant date, with volatilities of 124% in 2003, 139% in 2002, and 164% in 2001.

9.	Line of Credit
      As of March 31, 2005, we were in compliance with all of the covenants related to our line of credit. As of March 31, 2005, we had an outstanding balance of $5,000 under the line of credit and there was approximately $1,458 outstanding under the equipment loan. At March 31, 2005, we had approximately $5,000 of unused availability. The line of credit extends until April 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “believes”, “anticipates”, “intends”, or “expects”. For example, the statements (a) regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (b) that we expect to realize approximately $47 million of this backlog in the balance of this year and $58 million of this backlog in the next twelve months are forward-looking statements, and (c) the information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk”. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach and sustain profitability, (ii) continue to rely on its customers and other third parties to provide additional products and services that create a demand for its products and services, (iii) conduct its business in foreign countries, (iv) adapt and integrate new technologies into its products, (v) expand its sales and business offerings in the wireless data industry, (vi) develop software without any errors or defects, (vii) have sufficient capital resources to fund the company’s operations, (viii) protect its intellectual property rights, (ix) implement its sales and marketing strategy, and (x) successfully integrate the assets and personnel of acquired entities. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.
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
      We identified our most critical accounting policies to be those related to revenue recognition for our software contracts with multiple elements, revenue recognition for our contracts accounted for using the percentage-of-completion and proportional performance methods, revenue recognition for the operations of our 2004 acquisitions, accounts receivable reserves, capitalized software development costs, acquired intangible assets, goodwill impairment, stock compensation expense, and income taxes. We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended (the “2004 Form 10-K”).
Overview
      We are a leading provider of mission critical wireless data solutions to carrier, enterprise and government customers. Our wireless data offerings include location-based services including E 9-1-1, messaging and location service infrastructure for wireless operators, real-time market data and alerts for financial institutions, mobile asset management and mobile office solutions for enterprises, and encrypted satellite communications for government customers.
      Effective in the fourth quarter of 2004, we realigned our business across two market segments to reflect how the company now operates: (i) our Commercial Applications segment and (ii) our Government segment. The information in this section presents our historical information restated to conform with our current operating segments.
      This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations. You should read this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Exhibit 99.01 “Risk Factors Affecting Our Business and Financial Results” in our 2004 Form 10-K as well as the unaudited interim consolidated financial statements and the notes thereto located elsewhere in this Form 10-Q.
Indicators of Our Financial and Operating Performance
      Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue. We derive revenue from products and services including recurring monthly service and subscriber fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.

•	Cost of revenue and gross profit. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of systems revenue from our Commercial Applications segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations. Important sources of our liquidity have been cash raised from our January 2004 and August 2004 financings in connection with our recent acquisitions (as described below under “Liquidity and Capital Resources”), and borrowings under our bank credit agreement and lease financings secured for the purchase of equipment.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenues outstanding as important indicators of our financial health.
      SwiftLink®, XYPOINT® and Wireless Internet Gatewaytm are trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Quarterly Report on Form 10-Q also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.
Results of Operations
Revenue and Cost of Revenue

	Three Months
	Ended March 31,		2005 vs. 2004

($ in millions)	2005	2004	$	%

Hosted, subscriber, and maintenance revenue	$18.8	$21.0	$(2.2)	(11%)
Systems revenue	9.3	8.4	0.9	10%
Services revenue	5.0	3.4	1.6	48%

Total revenue	33.1	32.8	0.1	—

Direct cost of hosted, subscriber, and maintenance revenue	10.4	13.2	(0.3)	1%
Direct cost of systems revenue	4.9	4.9	0.1	1%
Direct cost of services revenue	3.0	1.9	1.1	56%

Total direct cost of revenue	18.3	20.0	(1.7)	(8%)

Hosted, subscriber, and maintenance gross profit	8.4	7.8	0.6	8%
Systems gross profit	4.3	3.5	0.8	23%
Services gross profit	2.1	1.5	0.6	38%

Total gross profit	$14.8	$12.8	$2.0	16%

Gross profit as a percent of revenue	45%	39%

      Total revenue in the first quarter of 2005 increased $33.1 million from $32.8 million in the first quarter of 2004. Total gross profit was $14.8 million for the current quarter compared to $12.8 million in the first quarter of 2004. The gross profit improvement was due mainly to a higher proportion of higher-margin license revenue from our Commercial Applications segment’s software-based systems in the quarter just ended.

      The following discussion addresses the revenue, direct cost of revenue, and gross profit for each segment of our business:

Commercial Applications Segment:

	Three Months
	Ended March 31,		2005 vs. 2004

($ in millions)	2005	2004	$	%

Hosted, subscriber, and maintenance revenue	$18.7	$21.0	$(2.3)	(11%)
Systems revenue	6.0	4.3	1.7	39%
Services revenue	0.6	—	0.6	NM

Commercial Applications segment revenue	25.3	25.3	0.1	—

Direct cost of hosted, subscriber, and maintenance revenue	10.4	13.2	(2.8)	(21%)
Direct cost of systems revenue	2.5	2.6	—	(1%)
Direct cost of services revenue	0.3	—	0.3	NM

Commercial Applications segment cost of revenue	13.3	15.8	(2.5)	(16%)

Hosted, subscriber, and maintenance gross profit	8.3	7.8	0.5	7%
Systems gross profit	3.4	1.7	1.7	99%
Services gross profit	0.3	—	0.3	NM

Commercial Applications segment gross profit*	$12.1	$9.5	$2.5	27%

Segment gross profit as a percent of revenue	48%	38%

*	See discussion of segment reporting in Note 4 to the accompanying unaudited consolidated financial statements.

Hosted, Subscriber, and Maintenance Revenue and Cost of Revenue:
      Our hosted offerings include our E 9-1-1, hosted Position Determining Entity (PDE) and Hosted Location Based Service (HLBS) applications. Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E 9-1-1, PDE, and HLBS service fees are priced based on units served during the period, such as the number of customer subscribers served, the number of connections to Public Service Answering Points (PSAPs), or the number of customer cell sites served. Hosted, subscriber, and maintenance revenue from our hosted offerings increased in the first quarter of 2005 due to a higher number of carriers and billable units served. This increase was partly offset by decreases in the average unit prices realized from some customers.
      All of our subscriber revenue included in our hosted, subscriber, and maintenance revenue is generated by the businesses we acquired in 2004, specifically subscriptions to services for BlackBerry® network access and real-time market data information accessed via wireless devices as well as services using our client software applications such as Traffic Matterstm and Friend Finder. BlackBerry® and real-time market data information revenues decreased approximately 35% from the first quarter of 2004 as a result of the anticipated move to new data network alternatives for our subscriber customers. We have managed our costs, and our gross margin as a percentage of revenue from these businesses has increased in the first quarter of 2005 compared to 2004 despite the decrease in revenues. We anticipated the shift to the new data networks when we acquired these businesses, and we have begun to transition our business model for these customers by negotiating arrangements to resell network access to new networks.
      The decrease in hosted, subscriber, and maintenance revenue from our BlackBerry® and real-time market data information products was partially offset by the inclusion of hosted, subscriber, and maintenance revenues for client software applications in 2005 that were generated under contracts acquired via our Kivera acquisition that are not included in first quarter 2004.
      Another component of hosted, subscriber, and maintenance revenues is maintenance fees on our systems and software licenses that are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. The direct costs of maintenance revenue consist primarily of compensation and benefits. The maintenance fees included in hosted, subscriber, and maintenance revenues increased to $1.5 million in the three months ended March 31, 2005 from $1.2 million in the comparable period of 2004. Maintenance revenues are proportional to the cumulative installed base of our software licenses and systems, and the quarter-to-quarter increase is the result of an increase in the installed product base over the course of 2004.
      The direct cost of our hosted, subscriber, and maintenance revenue consists primarily of network access, data feed and circuit costs, compensation and benefits, equipment and software maintenance. Labor and circuit costs for our network operations centers for our E 9-1-1 service increased proportionately to the increased number of PSAPs and cell sites to which we are connected, and during the first quarter of 2005 we have incurred increased facilities expense as a result of the renovations and enhancements during the past year to our principal network operations center. Data access and airtime costs for our subscriber customers also declined proportionately to revenues. As a result of changes in the revenue mix, data charges for our subscriber customers accounted for approximately 40% of the direct costs of hosted, subscriber, and maintenance revenue in the first quarter of 2005 compared to almost 55% of the direct costs of hosted, subscriber, and maintenance revenues in 2004.
      Our gross profit from hosted, subscriber, and maintenance revenues in our Commercial Applications segment increased from $7.8 million in the first quarter of 2004 to $8.3 million in the first quarter of 2005 as a result of the above factors.

Systems Revenue and Cost of Revenue
      We sell communications systems for enhanced services to wireless carriers, and we sell asset tracking and proof of delivery mobile asset management systems to enterprise customers. These systems are designed using our licensed software. Licensing fees for our software are a function of the usage of our software in our customer’s network. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. Systems revenues typically contain multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. Generally, we recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered the software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Software license fees billed and not recognized as revenue are included in deferred revenue. Revenue from systems sales increased for the three months ended March 31, 2005 compared to the comparable period of 2004 primarily due to a $3.4 million sale of increased carrier software license capacity. In the first quarter of 2005 we had a greater proportion of higher-margin license capacity revenue than in the first quarter of 2004, which had a positive impact on our gross profit.
      The direct cost of our systems revenue consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs. In the first quarter of 2005, such costs consisted primarily of compensation, benefits, travel, consultant costs and $0.2 million of amortization of software development costs. In the first quarter of 2004, such costs primarily included compensation, benefits, third party hardware and software and $0.1 million of amortization of software development costs.
      Our gross profit from systems revenue increased from $1.7 million in the first quarter of 2004 to $3.4 million in the first quarter of 2005 as a result of the above factors. Margins increased in 2005 as a result of the increased proportion of high-margin license capacity revenue for the three months ended March 31, 2005.

Services Revenue and Cost of Revenue
      We provide engineering and consulting services for geographic databases. Our services include compiling data from multiple sources, integrating and merging the data, and formatting it to be usable for our customers’ applications. We generate these revenues from the operations acquired in the Kivera Acquisition in September 2004, and accordingly, our Commercial Applications segment did not report any services revenue during the first quarter of 2004. We provide these engineering and consulting services under fixed fee contracts.
      The direct cost of our services revenue consists primarily of compensation, benefits, and data access fees.
      We generated $0.3 million of gross profit from services revenue in the first quarter of 2005.

Government Segment:

	Three Months
	Ended
	March 31,		2005 vs. 2004

($ in millions)	2005	2004	$	%

Hosted, subscriber, and maintenance revenue	$0.1	$—	$0.1	NM
Systems revenue	3.3	4.1	(0.8)	(20%)
Services revenue	4.4	3.4	1.0	29%

Government segment revenue	7.8	7.5	0.3	4%

Direct cost of hosted, subscriber, and maintenance	—	—	—	—
Direct cost of systems	2.4	2.3	0.1	4%
Direct cost of services	2.6	1.9	0.7	39%

Government segment cost of revenue	5.0	4.2	0.8	20%

Hosted, subscriber, and maintenance gross profit	0.1	—	0.1	NM
Systems gross profit	0.9	1.8	(0.9)	(51%)
Services gross profit	1.8	1.5	0.3	18%

Government segment gross profit*	$2.7	$3.3	$(0.6)	(17%)

Segment gross profit as a percent of revenue	35%	44%

*	See discussion of segment reporting in Note 4 to the accompanying unaudited consolidated financial statements.

      Generally, we provide Government products and services under long-term contracts. We recognize contract revenue as billable costs are incurred and for fixed-price product delivery contracts using the percentage-of-completion method or proportional performance method, measured by either total labor hours or total costs incurred compared to total estimated labor hours or costs. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Under our contracts with the U.S. government, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.

Hosted, Subscriber, and Maintenance Revenue and Cost of Revenue:
      We generate maintenance fees on our installed systems. These maintenance fees are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Maintenance services are provided under fixed-fee contracts. The direct costs of maintenance revenue consist primarily of compensation and benefits. In late 2004, we began offering basic and extended maintenance contracts on our systems as a separate product offering. These contracts yielded approximately $0.1 million of revenue and gross profit in the first quarter of 2005.

Systems Revenue and Cost of Revenue:
      We generate systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable communications systems, and integration of those systems into customer networks. Examples of recent government system sales include delivery of our SwiftLink® products, which are lightweight, secure, deployable communications systems, to units of the U.S. Departments of State, Justice, and Defense. Our Government segment also operates teleport facilities for data connectivity via satellite to and from North and South America, as well as Africa and Europe. The fluctuation in systems revenues between periods is primarily due to decreased unit sales of our Swiftlink® products in the first quarter of 2005 compared to 2004.
      The cost of our systems revenue consists of compensation, benefits, travel, satellite “space segment” and airtime and costs related to purchased equipment components, which we purchase as needed for customer contracts, and the costs of third-party contractors that we engage. These equipment and third-party costs are variable for our various types of products. Third-party hardware costs comprised approximately 77% of the direct cost of systems revenue in the first quarter of 2005 compared to 59% in the comparable period of 2004 as a result of the respective product mixes. Our margins are generally lower for projects with a significant component of third-party hardware costs.
      Our systems gross profit declined from $1.8 million in the first quarter of 2004 to $0.9 million in the first quarter of 2005 as a result of the above factors.

Services Revenue and Cost of Revenue:
      Services revenue primarily consists of communications engineering, program management, help desk outsource, network design and management to government agencies. Most such services are delivered under time and materials contracts. For fixed price service contracts, we recognize revenue using the proportional performance method. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Services revenues increased in the first quarter of 2005 as a result of increased organizational focus on these types of projects and cross-marketing of the network and management capabilities displayed by our Commer-

cial Applications segment to Government segment customers. The quarter-over-quarter increase was also due to certain projects that were to have been completed in the fourth quarter of 2004 being delayed into the first quarter of 2005.
      Direct cost of service revenue consists of compensation, benefits and travel incurred in delivering these services, and these costs increased as a result of the increased services revenues in the first quarter of 2005.
      Our gross profit from government services increased from $1.5 million in the first quarter of 2004 to $1.8 million in the first quarter of 2005. Certain services projects that contributed to the increased services revenue in the first quarter of 2005 have slightly different pricing and cost structures than the projects included in 2004, which caused services gross profit as a percentage of revenue to decrease in the first quarter of 2005.
Major Customers
      For the three month period ended March 31, 2005, customers that accounted for 10% or more of total revenue were Verizon Wireless, Hutchison Whampoa, and various U.S. Government agencies. The loss of any of these customers would have a material adverse impact on our business. Verizon Wireless and various U.S. Government agencies also accounted for 10% or more of total revenue for the three month period ended March 31, 2004. Verizon Wireless and Hutchison Whampoa are primarily customers of our Commercial Applications segment, and the various U.S. government agencies are primarily a customer of our Government segment.
Revenue Backlog
      As of March 31, 2005, we had unfilled orders, or backlog, of approximately $77 million, of which $65 million related to our Commercial Applications segment and $12 million related to our Government segment. We expect to realize approximately $47 million of this backlog in the balance of this year and $58 million of this backlog in the next twelve months. The remaining backlog primarily represents the balance of multi- year contracts for our service bureau business. Total company backlog at March 31, 2004 was $87 million, of which $74 million related to our Commercial Applications segment and $13 million related to our Government segment.
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
Operating Expenses
Research and development expense:

	Three Months
	Ended
	March 31,		2005 vs. 2004

($ in millions)	2005	2004	$	%

Research and development expense	$4.7	$5.0	$(0.4)	(8%)
Percent of total revenue	14%	15%
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
      The expenses we incurred relate to software applications which are being marketed to new and existing customers on a global basis. In the first quarter of both 2005 and 2004, research and development was primarily focused on cellular and hosted location-based applications, blending the technology of our existing products while incorporating aspects from our 2004 acquisitions, and enhancing client deliverables. The level of research and development expense from period to period is affected by the shifts of technically skilled labor between development projects and customer-specific projects charged to cost of revenue. During the current quarter, more development employee time was devoted to customer projects than in the first quarter of last year, resulting in lower research and development expense in 2005.
      For our software research and development projects in 2004 and 2005, we have determined that technological feasibility is reached shortly before general availability for release. Costs incurred after technological feasibility is established are not material, and, accordingly, we have expensed all research and development expenses as incurred.
Sales and marketing expense:

	Three Months
	Ended
	March 31,		2005 vs. 2004

($ in millions)	2005	2004	$	%

Sales and marketing expense	$3.7	$3.2	$0.5	16%
Percent of total revenue	11%	10%
      Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationship with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to the U.S. Government primarily through direct sales professionals. Sales and marketing costs increased in the first quarter of 2005 compared to 2004, primarily as a result of adding additional Government segment sales personnel.
General and administrative expense:

	Three Months
	Ended
	March 31,		2005 vs. 2004

($ in millions)	2005	2004	$	%

General and administrative expense	$4.9	$4.5	$0.5	10%
Percent of total revenue	15%	14%
      General and administrative expense consists primarily of compensation costs and other costs associated with management, finance, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The increase in 2005 was primarily attributable to increased professional fees.

Non-cash stock compensation expense:

	Three Months
	Ended
	March 31,		2005 vs. 2004

($ in millions)	2005	2004	$	%

Non-cash stock compensation expense	$0.2	$0.4	$(0.2)	(43%)
      Non-cash stock compensation expense is comprised of expenses related to incentive stock options granted to employees and directors prior to our initial public offering and expense related to restricted stock granted to directors and certain key executives in 2003. Net loss, as reported, includes $0.1 million and $0.2 million, respectively, of non-cash stock compensation expense related to the options granted prior to our initial public offering and $0.1 million and $0.2 million, respectively, of non-cash stock compensation expense related to the restricted stock grants for the three-months ended March 31, 2005 and 2004. Non-cash stock compensation expense constitutes portions of our direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in the table presented with our Consolidated Statement of Operations.
      As a result of a recent change in the relevant accounting standards, effective January 1, 2006, we will begin to recognize expense for stock options granted to employees at an exercise price equal to the fair market value of our Class A Common Stock on the date of grant. We do not currently recognize expense for such options in our Consolidated Statement of Operations. As described in Note 1 to our unaudited Consolidated Financial Statements presented elsewhere in this Form 10-Q, we are currently evaluating the impact that adopting this new standard will have on our operating results.
Depreciation and amortization of property and equipment:

	Three Months
	Ended March 31,		2005 vs. 2004

($ in millions)	2005	2004	$	%

Depreciation and amortization of property and equipment	$2.2	$1.7	$0.5	26%
Average gross cost of property and equipment during the period	$46.9	$34.5	$12.4	36%
      Depreciation and amortization of property and equipment represents the period costs associated with our investment in computers, telephone equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of an asset generally ranges from 5 years for furniture, fixtures, and leasehold improvements to 3 years for most other types of assets including computers, software, telephone equipment and vehicles. Expense generally increases year-over-year as a result of the level of capital expenditures made during the year to support our operations and development efforts. Our depreciable asset base increased significantly throughout 2004 as a result of several major capital projects, including enhancements to and the consolidation of facilities for our network operations center for our Commercial Applications segment as well as the property and equipment acquired in our two acquisitions during the year.
Amortization of acquired intangible assets:

	Three Months
	Ended
	March 31		2005 vs. 2004

($ in millions)	2005	2004	$	%

Amortization of acquired intangible assets	$0.8	$0.5	$0.3	57%
      The acquired intangible assets associated with the Enterprise and Kivera acquisitions are being amortized over their useful lives of between three and five years. Amortization of acquired intangible assets increased in the first quarter of 2005 partially due to the inclusion of amortization expense for the intangible assets acquired in the Kivera acquisition.
      The increase in the first quarter of 2005 is also the result of the finalization of the purchase price allocation for the Enterprise Acquisition during the first quarter of 2005. As a result of the finalization, we reclassified a gross amount of $0.5 million to acquired intangible assets and software development costs from goodwill as of January 1, 2005. We believe the final purchase price allocation accurately reflects the value of the intangible assets acquired. The cumulative impact on amortization expense relating to prior periods from the revision of these valuations was $0.2 million. This amount was recorded as additional amortization expense for the three months ended March 31, 2005.

Interest expense:

	Three Months
	Ended
	March 31		2005 vs. 2004

($ in millions)	2005	2004	$	%

Interest expense incurred on notes payable	$0.1	$0.2	$(0.1)	(30%)
Interest expense incurred on capital lease obligations	0.1	0.1	—	40%
Interest expense incurred on convertible subordinated debentures	—	0.1	(0.1)	NM
Amortization of deferred commitment fees	0.1	0.1	—	(19%)
Amortization of debt discount	—	0.3	(0.3)	NM

Total interest expense	$0.3	$0.8	$(0.5)	(61%)
      Interest expense is incurred under notes payable, an equipment loan, a line of credit, and capital lease obligations. Interest, under the terms of our notes payable, is primarily at stated interest rates of 7.75% per annum while an equipment loan is at 5.5% per annum and any line of credit borrowing is at variable rates equal to 6.75% per annum as of March 31, 2005. Our capital lease obligations include interest at various amounts depending on the lease arrangement. We entered into several new leases during the second half of 2004 and the first quarter of 2005, and therefore our interest under capital leases is higher in the first quarter of 2005 than in 2004. Conversely, interest under the terms of our notes payable are primarily at stated interest rates of 7.75% per annum and our borrowings under the terms of our outstanding notes payable have decreased since 2004, and accordingly the interest expense under these notes has consistently decreased during that time period.
      We issued a convertible subordinated debenture with a face value of $15 million (the “Debenture) to fund a portion of the Enterprise Acquisition. Debt discount relates to the amount of discount computed as part of the financing for the Debenture. Such discount was recorded as a reduction of debt and amortized over the life of the convertible subordinated debenture. As of August 31, 2004, we entered into a Waiver Agreement (the “Waiver”) with the holder of the Debenture that modified certain provisions of the Debenture. Subsequent to the date of the Waiver, the discount was recorded ratably to expense as the Debenture was converted prior to December 31, 2004, and is therefore not included in expense for 2005.
      Deferred financing fees relate to the up-front payment of fees to secure our notes payable and our revolving line of credit facility. The amortization of the deferred financing fees for the three months ended March 31, 2004 also includes deferred financing fees paid to secure the Debenture. Subsequent to the date of the Waiver, the remaining deferred financing fees for the Debenture were recorded ratably to expense as the Debenture was converted prior to December 31, 2004, and are therefore not included in expense for 2005. All other deferred financing fees are being amortized over the term of the note or, in the case of the line of credit, the life of the facility, which expires in April 2006.

      Overall, our interest expense decreased in the first quarter of 2005 as compared to the comparable period of the prior year as a result of the Waiver, and the subsequent conversion of the Debenture in 2004. As a result of the conversion, we did not recognize any interest on $15 million face value of the Debenture, amortization of the related deferred financing fees, or amortization of debt discount in the first quarter of 2005.

Other expense, net:
      Other expense, net consists primarily of foreign currency translation/transaction gain or loss. We record the effects of foreign currency translation on our receivables that are stated in currencies other than our functional currency. Investment income earned on cash equivalents, income related to a loan-to-grant program provided by the State of Maryland, and miscellaneous other gains or losses are also recorded as a component of other expense, net. Changes in other expense, net are primarily attributable to changes in the foreign currency translation/transaction gain or loss recorded for the period. The other components of other expense, net typically remain comparable between periods, with the exception that no income related to the State of Maryland loan-to-grant is included for the three months ended March 31, 2005 since the entire loan had been converted prior to 2005.

Income taxes:
      Because we have generated significant net operating losses since 1999, no provision for federal or state income taxes has been made for the three month periods ended March 31, 2005 or any portion of 2004. We have recorded a full valuation allowance for deferred tax assets as a result of our inability to determine the realizability of our net operating loss carry-forwards.

Net loss:

	Three Months		2005 vs.
	Ended March 31,		2004

($ in millions)	2005	2004	$ %

Net loss	$(2.1)	$(3.4)	$1.4	(39%)
      Net loss decreased for the first quarter of 2005 compared to the prior year due primarily to the increased gross profit from our revenue sources and other factors discussed above.

Liquidity and Capital Resources

			2005 vs. 2004

($ in millions)	2005	2004	$	%

Net cash and cash equivalents provided by (used in):
Operating activities	$2.8	$(0.9)	$3.7	NM
Investing activities	(1.1)	(19.6)	18.6	95%
Financing activities	(2.3)	21.6	(23.9)	NM
Net change in cash and cash equivalents	(0.6)	1.1	(1.7)	NM
Acquisitions, net of cash acquired	(0.1)	(17.4)	17.4	100%
Purchases of property and equipment	(0.9)	(2.0)	1.1	54%
Payments under long term debt and lease obligations	(2.5)	(1.5)	(1.0)	(66%)
Proceeds from issuance of stock and debentures, net	—	21.0	(21.0)	NM
Financing fees from issuance of stock and debentures	(0.1)	(1.1)	1.0	93%
Proceeds from long-term debt	—	2.5	(2.5)	NM
Cash and cash equivalents	17.7	19.9	(2.2)	(11%)
Changes in:
Accounts receivable, net	(1.7)	4.0
Unbilled receivables	4.7	(1.5)
Inventory	1.1	(1.6)
Other current assets	(0.9)	(1.4)
Accounts payable and accrued expenses	(3.1)	(0.1)
Accrued payroll and related liabilities	(0.4)	(0.4)
Deferred revenue	1.7	0.2
Days revenues outstanding in accounts receivable including unbilled receivables	85	97
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
      We currently believe that we have sufficient capital resources and with cash generated from operations as well as cash on hand will meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have borrowing capacity available to us in the form of capital leases as well as a line of credit arrangement with our bank which expires in April 2006. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to access the capital markets or establish new credit facilities in order to meet our capital and liquidity requirements, we can offer no assurances that we will be able to do so on terms acceptable to us or at all.
      Operating cash flows improved in the first quarter of 2005 primarily as a result of increased cash generated from operations and the cash provided by the changes in working capital compared to the prior year. Changes in unbilled receivables, inventory, and deferred revenue each provided a more favorable impact on our cash balance, partially offset by the change in accounts receivable.
      Net cash used in investing activities was unusually high in the first quarter of 2004 as a result of the Enterprise Acquisition (described below) and increased capital expenditures to support and expand our businesses. The Enterprise Acquisition accounted for approximately $17.4 million of the net cash used for investing activities during the first quarter of 2004, while we spent approximately $2.0 million for capital expenditures and expansion during that period.
      Similarly, net cash provided by financing activities was unusually high during the first quarter of 2004 as a result of our January 2004 financing (see below). This offering provided net proceeds of approximately $19.9 million in the first quarter of 2004. We also received $2.5 million in proceeds from the issuance of a note payable in 2004. These proceeds were used to fund our acquisition and for payments under our existing long-term debt and capital lease obligations.
      We have a bank line of credit with a maximum availability of $15 million extending until April 2006. We can borrow an amount equal to up to 80% of receivables less than 90 days old. The line of credit is secured by accounts receivable and bears interest at prime plus 1.0% per annum for loans other than the equipment loan, with a minimum prime rate of 4.25% per annum and a borrowing rate of 6.75% per annum at March 31, 2005. Our line of credit contains covenants requiring us to maintain at least $25 million of tangible net worth, as defined, and at least $10 million in cash and cash availability (borrowing available under our line of credit) as well as restrictive covenants, including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock. We were in compliance with all of these covenants as of March 31, 2005.
      As part of this agreement, in 2003 we borrowed $2.5 million under the terms of an equipment loan secured by purchased equipment for a term of three years. As of March 31, 2005, $1.5 million was outstanding under the equipment loan, which bears interest at 5.5% per annum and is payable monthly through December 2006. As of March 31 2005, there was $5.0 million outstanding under the line of credit and we had approximately $5.0 million of unused availability.
      On January 13, 2004, we purchased the Enterprise Division of Aether Systems, Inc. Consideration for the acquisition was valued at approximately $22.3 million, consisting of $18.2 million in cash, $1.0 million in the form of a note payable, approximately $2.1 million of direct costs incurred, and 204,020 newly issued shares of Class A Common Stock. Concurrent with the acquisition, we closed on $21.0 million of financing with two accredited institutional investors, which included a subordinated convertible debenture with stated principal of $15 million, bearing interest at a stated rate of 3% per annum and due in lump sum on January 13, 2009 in cash or shares of our Class A Common Stock, approximately 1.4 million newly issued shares of our Class A Common Stock and warrants to purchase 341,072 shares of our Class A Common Stock at a strike price of $6.50 per share, expiring in January 2007. The majority of the proceeds from this financing transaction were used to fund the purchase of the acquired assets.
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

Off-Balance Sheet Arrangements
      As of March 31, 2005, we had standby letters of credit totaling approximately $2.4 million. The standby letters of credit are in support of processing credit card and electronic payments and an outstanding bid. As of March 31, 2004, there were standby letters of credit totaling $3.4 million.
Contractual Commitments
      As of March 31, 2005, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of March 31, 2005 our commitments consisted of the following:

				More
	Within 12	1-3	3-5	than
($ in millions)	Months	Years	Years	5 Years	Total

Notes payable	$10.5	$0.6	$—	$—	$11.1
Capital lease obligations	3.1	3.1	—	—	6.2
Operating leases	4.1	7.8	4.2	0.7	16.8

	$17.7	$11.5	$4.2	$0.7	$34.1

Related Party Transactions
      The leases for substantially all of our Annapolis, Maryland office facilities, including our principal executive office, will expire in 2008. We have begun planning for facilities needs thereafter, including entering an agreement with Annapolis Partners LLC to explore the opportunity of relocating our Annapolis offices to a planned new real estate development. Our President and Chief Executive Officer owns a controlling voting and economic interest in Annapolis Partners LLC and he also serves as a member. The financial and many other terms of the lease have not yet been established. The lease is subject to several contingencies and rights of termination. For example, the lease can be terminated at the sole discretion of our Board of Directors if the terms and conditions of the development are unacceptable to us, including without limitation the circumstances that market conditions make the lease not favorable to us or the overall cost is not in the best interest of us or our shareholders, or any legal or regulatory restrictions apply. Our Board of Directors will evaluate this opportunity along with alternatives that are or may become available in the relevant time periods and there is no assurance that we will enter into a definitive lease at this new development site.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      We have limited exposure to financial market risks, including changes in interest rates. As discussed above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we have a $15 million line of credit. A hypothetical 100 basis point adverse movement (increase) in the prime rate for the three-months ended March 31, 2005 would not have had a significant impact on our consolidated financial position, results of operations or cash flows.
      At March 31, 2005, we had cash and cash equivalents of $17.7 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have increased our net loss for the three months ended March 31, 2005 by approximately $45,000, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.
      There have not been any material changes to our interest rate risk as described in Item 7A of our 2004 Annual Report on Form 10-K.
Foreign Currency Risk
      For the three-months ended March 31, 2005, our foreign subsidiaries generated revenues of $1.3 million and as of March 31, 2005, there were total assets of $3.9 million subject to foreign currency translation adjustments. The total average assets subject to exchange rate risk was approximately $4.4 million during 2005. A change in the relevant foreign currency exchange rates would not impact our net loss for the period ended March 31, 2005, as the financial statements of these subsidiaries are prepared in the foreign currency and then revenues and expenses are translated to U.S. dollars at a common exchange rate. A 1% unfavorable change in exchange rates would have decreased our net assets by approximately $39,000 as of March 31, 2005, which would not have a significant impact on our Consolidated Financial Statements.
      For the three-months ended March 31, 2005, the majority of the revenues generated outside the U.S. by our domestic subsidiaries are denominated in U.S. dollars, and therefore a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of March 31, 2005, our domestic subsidiaries had approximately $5.8 million in accounts receivable and $36,000 in unbilled receivables that are exposed to foreign currency exchange risk. We recorded transaction losses of $82,000 on foreign currency denominated receivables for the three-months ended March 31, 2005.
      There have not been any material changes to our foreign currency risk as described in Item 7A of our 2004 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
      As of the end of the period ending March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings
      We are not currently subject to any material legal proceedings other than as previously disclosed in “Item 3. Legal Proceedings” in our 2004 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      (a) None.
      (b) None.

Item 6.	Exhibits

Exhibit
Numbers	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of May 2005.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé

Maurice B. Tosé
Chairman, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé May 9, 2005	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. May 9, 2005	Senior Vice President and Chief Financial Officer (Principal Financial Officer)