Form 10-Q
period 2005-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2005-08-08
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-30821
TELECOMMUNICATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

MARYLAND (State or Other Jurisdiction of Incorporation or Organization)	52-1526369 (I.R.S. Employer Identification No.)

275 West Street, Annapolis, MD (Address of principal executive offices)	21401 (Zip Code)
(410) 263-7616
(Registrant’s telephone number, including area code)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
as of July 31,
Title of Each Class	2005

Class A Common Stock, par value $0.01 per share	31,159,497
Class B Common Stock, par value $0.01 per share	8,115,963

Total Common Stock Outstanding	39,275,460

INDEX
TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenue
Hosted, subscriber, and maintenance	$18,552	$21,175	$37,352	$42,147
Services	5,098	3,517	10,119	6,908
Systems	4,406	15,755	13,664	24,149

Total revenue	28,056	40,447	61,135	73,204

Direct costs of revenue
Direct cost of hosted, subscriber, and maintenance revenue	9,839	13,193	20,221	26,377
Direct cost of services revenue	3,071	2,221	6,020	4,109
Direct cost of systems revenue, including amortization of software development costs of $186, $239, $408 and $326, respectively	3,462	7,792	8,406	12,677

Total direct cost of revenue	16,372	23,206	34,647	43,163

Hosted, subscriber, and maintenance gross profit	8,713	7,982	17,131	15,770
Services gross profit	2,027	1,296	4,099	2,799
Systems gross profit	944	7,963	5,258	11,472

Total gross profit	11,684	17,241	26,488	30,041

Operating costs and expenses
Research and development expense	3,530	4,555	8,196	9,601
Sales and marketing expense	3,638	3,323	7,329	6,513
General and administrative expense	5,113	4,766	10,060	9,253
Non-cash stock compensation expense	207	346	412	703
Depreciation and amortization of property and equipment	2,165	1,912	4,354	3,644
Amortization of acquired intangible assets	651	532	1,486	1,064

Total operating costs and expenses	15,304	15,434	31,837	30,778

(Loss)/income from operations	(3,620)	1,807	(5,349)	(737)
Interest expense	(215)	(857)	(532)	(1,664)
Other expense, net	(203)	(87)	(244)	(182)

Net (loss)/income	$(4,038)	$863	$(6,125)	$(2,583)

(Loss)/earnings per share-basic	$(0.10)	$0.03	$(0.16)	$(0.08)

(Loss)/earnings per share-diluted	$(0.10)	$0.02	$(0.16)	$(0.08)

Weighted average shares outstanding-basic	38,725	32,566	38,611	32,225

Weighted average shares outstanding-diluted	38,725	36,591	38,611	32,225

Composition of non-cash stock compensation expense:
Direct costs of revenue	$7	$17	$16	$35
Research and development expense	11	46	11	87
Sales and marketing expense	8	17	17	36
General and administrative expense	181	266	368	545

Total non-cash stock compensation expense	$207	$346	$412	$703

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30,	December 31,
	2005	2004

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,983	$18,251
Accounts receivable, net of allowance of $1,130 in 2005 and $1,355 in 2004	15,414	23,952
Unbilled receivables	7,731	10,503
Inventory	2,801	3,985
Other current assets	3,743	2,755

Total current assets	47,672	59,446
Property and equipment, net of accumulated depreciation and amortization of $32,260 in 2005 and $27,946 in 2004	17,118	17,917
Software development costs, net of accumulated amortization of $1,759 in 2005 and $1,351 in 2004	3,632	2,791
Acquired intangible assets, net of accumulated amortization of $3,651 in 2005 and $2,165 in 2004	4,851	5,842
Goodwill	14,397	14,798
Other assets	1,655	1,588

Total assets	$89,325	$102,382

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,946	$14,749
Accrued payroll and related liabilities	4,467	4,507
Deferred revenue	7,168	5,228
Current portion of notes payable, including credit line borrowings	6,950	11,993
Current portion of capital lease obligations	2,666	2,765

Total current liabilities	32,197	39,242
Capital lease obligations and notes payable, less current portion	3,256	3,634
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 31,151,046 in 2005 and 30,626,454 in 2004	312	306
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 8,120,001 in 2005 and 8,409,001 in 2004	81	84
Deferred compensation	(497)	(787)
Additional paid-in capital	210,010	209,778
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(40)	(6)
Accumulated deficit	(155,994)	(149,869)

Total stockholders’ equity	53,872	59,506

Total liabilities and stockholders’ equity	$89,325	$102,382

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

					Accumulated
	Class A	Class B		Additional	Other
	Common	Common	Deferred	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Compensation	Capital	Loss	Deficit	Total

Balance at January 1, 2005	$306	$84	$(787)	$209,778	$(6)	$(149,869)	$59,506
Options exercised for the purchase of 225,641 shares of Class A Common Stock	2	—	—	239	—	—	241
Issuance of 110,515 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	—	236	—	—	237
Issuance costs for 2,500,000 shares of Class A Common Stock in connection with a private equity offering in 2004	—	—	—	(81)	—	—	(81)
Conversion of 289,000 shares of Class B Common Stock to Class A Common Stock	3	(3)	—	—	—	—	—
Surrender of restricted shares of Class A Common Stock as payment for payroll tax withholdings	(1)	—	—	(249)	—	—	(250)
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	122	—	—	122
Amortization of deferred compensation expense	—	—	290	—	—	—	290
Change in value of options issued to non-employees for service	—	—	—	(35)	—	—	(35)
Foreign currency translation adjustment	—	—	—	—	(33)	—	(33)
Net loss for the six months ended June 30, 2005	—	—	—	—	—	(6,125)	(6,125)

Balance at June 30, 2005	$312	$81	$(497)	$210,010	$(40)	$(155,994)	$53,872

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2005	2004

Operating activities:
Net loss	$(6,125)	$(2,583)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization of property and equipment	4,354	3,644
Amortization of acquired intangible assets	1,486	1,064
Non-cash stock compensation expense	412	703
Amortization of software development costs	408	326
Amortization of debt discount	—	669
Amortization of deferred financing fees included in interest expense	172	224
Other non-cash (income)/expenses	(42)	359
State of Maryland loan forgiveness	—	(100)
Changes in operating assets and liabilities:
Accounts receivable, net	8,448	(161)
Unbilled receivables	2,772	(4,697)
Inventory	1,183	(1,778)
Other current assets	(1,050)	(442)
Accounts payable and accrued expenses	(3,727)	(168)
Accrued payroll and related liabilities	(276)	(434)
Deferred revenue	2,002	442

Net cash provided by/(used in) operating activities	10,017	(2,932)
Investing activities:
Acquisitions, net of cash acquired	(118)	(17,800)
Purchases of property and equipment	(2,021)	(4,859)
Capitalized software development costs	(1,237)	—
Change in other assets	(101)	477

Net cash used in investing activities	(3,477)	(22,182)
Financing activities:
Payments on long-term debt and capital lease obligations	(5,123)	(3,928)
Payments under short-term line of credit, net	(2,000)	—
Proceeds from issuance of Class A Common Stock and Convertible subordinated debentures	—	21,000
Financing fees related to issuance of Class A Common Stock and Convertible subordinated debentures	(81)	(1,100)
Proceeds from issuance of long-term debt	—	5,000
Proceeds from exercise of employee stock options and sale of stock	443	1,085

Net cash (used in)/provided by financing activities	(6,761)	22,057

Net decrease in cash	(221)	(3,057)
Effect of exchange rates on cash and cash equivalents	(47)	35
Cash and cash equivalents at the beginning of the period	18,251	18,785

Cash and cash equivalents at the end of the period	$17,983	$15,763

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(amounts in thousands, except per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
      Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2004 Annual Report on Form 10-K.
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
      Software Development Costs. We capitalize software development costs after we establish technological feasibility, and amortize those costs over the estimated lives of the software, beginning on the date when the products are available for general release.
      For the three-months ended June 30, 2005, we capitalized $1,237 of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized and will be amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software and our mobile asset management software.
      We believe that these capitalized costs will be recoverable from future gross profits generated by these products. Prior to the three-months ended June 30, 2005, our estimates did not sufficiently demonstrate future realizability of our research and development costs expended on such software development products; and accordingly, all research and development costs were expensed as incurred.
      Other Comprehensive Income/loss. Comprehensive income includes changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income/loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income, but excluded from net income. Total comprehensive loss for the three- and six-months ended June 30, 2005 and 2004, respectively, was not materially different than consolidated net loss.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) revised the previously issued Statement No. 123, Share Based Payment (Statement No. 123(R). The objective of Statement No. 123(R) is to improve financial reporting by requiring all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. As permitted by Statement No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 7. In April 2005, the SEC delayed the effective date for SFAS 123(R) to the beginning of any annual period after June 15, 2005, so that SFAS 123(R) will be effective for us beginning on January 1, 2006.
      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154). Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application of any change in accounting principle to prior periods’ financial statements. Statement No. 154 is effective for the first fiscal period beginning after December 15, 2005. We do not expect the implementation of Statement No. 154 to have a significant impact on our consolidated financial statements.

2.	Supplemental Disclosure of Cash Flow Information
      Property and equipment acquired under capital leases totaled $444 and $176 during the three-months ended June 30, 2005 and 2004, respectively, and $1,694 and $1,664 during the six-months ended June 30, 2005 and 2004, respectively.
      Interest paid totaled $127 and $298 during the three-months ended June 30, 2005 and 2004, respectively, and $360 and $561 during the six-months ended June 30, 2005 and 2004, respectively.

3.	Segment Information
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

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table sets forth results for our reportable segments for the three- and six-months ended June 30, 2005 and 2004. All revenues reported below are from external customers. We have restated all prior period segment information for comparative purposes. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Three Months Ended June 30,

	2005			2004

	Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total

Revenue
Hosted, subscriber and maintenance	$18,481	$71	$18,552	$21,175	$—	$21,175
Services	380	4,718	5,098	—	3,517	3,517
Systems	2,343	2,063	4,406	7,993	7,762	15,755

Total revenue	21,204	6,852	28,056	29,168	11,279	40,447

Operating costs and expenses
Direct cost of hosted, subscriber, and maintenance	9,819	20	9,839	13,193	—	13,193
Direct cost of services	163	2,908	3,071	—	2,221	2,221
Direct cost of systems	1,942	1,520	3,462	2,967	4,825	7,792

Total Direct Costs	11,924	4,448	16,372	16,160	7,046	23,206

Hosted, subscriber, and maintenance gross profit	8,662	51	8,713	7,982	—	7,982
Services gross profit	217	1,810	2,027	—	1,296	1,296
Systems gross profit	401	543	944	5,026	2,937	7,963

Total gross profit	$9,280	$2,404	$11,684	$13,008	$4,233	$17,241

	Six Months Ended June 30,

	2005			2004

	Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total

Revenue
Hosted, subscriber and maintenance	$37,195	$157	$37,352	$42,147	$—	$42,147
Services	1,010	9,109	10,119	—	6,908	6,908
Systems	8,324	5,340	13,664	12,294	11,855	24,149

Total revenue	46,529	14,606	61,135	54,441	18,763	73,204

Operating costs and expenses
Direct cost of hosted, subscriber, and maintenance	20,196	25	20,221	26,377	—	26,377
Direct cost of services	496	5,524	6,020	—	4,109	4,109
Direct cost of systems	4,488	3,918	8,406	5,541	7,136	12,677

Total Direct Costs	25,180	9,467	34,647	31,918	11,245	43,163

Hosted, subscriber, and maintenance gross profit	16,999	132	17,131	15,770	—	15,770
Services gross profit	514	3,585	4,099	—	2,799	2,799
Systems gross profit	3,836	1,422	5,258	6,753	4,719	11,472

Total gross profit	$21,349	$5,139	$26,488	$22,523	$7,518	$30,041

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

Total segment gross profit	$11,684	$17,241	$26,488	$30,041
Research and development expense	(3,530)	(4,555)	(8,196)	(9,601)
Sales and marketing expense	(3,638)	(3,323)	(7,329)	(6,513)
General and administrative expense	(5,113)	(4,766)	(10,060)	(9,253)
Non-cash stock compensation expense	(207)	(346)	(412)	(703)
Depreciation and amortization of property and equipment	(2,165)	(1,912)	(4,354)	(3,644)
Amortization of acquired intangible assets	(651)	(532)	(1,486)	(1,064)
Interest expense	(215)	(857)	(532)	(1,664)
Other expense, net	(203)	(87)	(244)	(182)

Net (loss)/income	$(4,038)	$863	$(6,125)	$(2,583)

4.	Inventory
      We maintain inventory of component parts and finished product for deployable communication systems and finished goods inventory of handheld computers, pagers, and wireless modems. Our inventory consists of:

	June 30,	December 31,
	2005	2004

Component parts	$539	$1,928
Finished goods	2,262	2,057

Total	$2,801	$3,985

5.	Acquired Intangible Assets and Capitalized Software Development Costs
      Our acquired intangible assets and capitalized software development costs consisted of the following:

	June 30, 2005			December 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Contracts	$4,519	$2,259	$2,260	$4,208	$1,381	$2,827
Customer Lists	2,741	1,169	1,572	2,518	666	1,852
Trademarks & Patents	1,242	223	1,019	1,281	118	1,163
Software development costs, including acquired technology	5,391	1,759	3,632	4,142	1,351	2,791

Total	$13,893	$5,410	$8,483	$12,149	$3,516	$8,633

Estimated future amortization expense:
Six months ending December 31, 2005			$1,903
Year ending December 31, 2006			$3,022
Year ending December 31, 2007			$1,649
Year ending December 31, 2008			$959
Year ending December 31, 2009			$506
Thereafter			$444

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The valuation of the intangible assets from the Enterprise Acquisition was finalized during the first quarter of 2005. As a result, we reclassified a gross amount of $495 to acquired intangible assets and $11 to software development costs from goodwill as of January 1, 2005. The cumulative impact on amortization expense relating to prior periods from the revision of these valuations was $218. This amount was recorded as additional amortization expense for the three-months ended March 31, 2005. We believe the final purchase price allocation accurately reflects the value of the intangible assets acquired.
      For the three- and six-months ended June 30, 2005, we capitalized $1,237 of development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. We believe these capitalized costs will be fully recoverable. These costs have been capitalized in accordance with our policy as further described in Note 1 above.
      We routinely update our estimates of the recoverability and the fair value of all of our intangible assets. Management uses these estimates as the basis for evaluating the carrying values of the respective assets.

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
      The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total		% of Total
		Revenue For the		Revenue For the
		Three Months		Six Months
		Ended June 30,		Ended June 30,

Customer	Segment	2005	2004	2005	2004

Federal Agencies	Government	14%	22%	14%	22%
Verizon Wireless	Commercial Applications	14%	10%	12%	10%

		As of June 30, 2005

		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

Federal Agencies	Government	12%	29%
Customer A	Commercial Applications	17%	Less than 10%
Customer B	Commercial Applications	Less than 10%	13%
Customer C	Commercial Applications	Less than 10%	10%

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)

7.	Stock-Based Compensation and Deferred Compensation
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net (loss)/income, as reported	$(4,038)	$863	$(6,125)	$(2,583)
Add: Stock-based employee compensation expense included in reported net loss	207	346	412	703
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(942)	(2,436)	(2,304)	(4,218)

Pro forma net loss	$(4,773)	$(1,227)	$(8,017)	$(6,098)
Loss per common share:
Basic — as reported	$(0.10)	$0.03	$(0.16)	$(0.08)

Diluted — as reported	$(0.10)	$0.02	$(0.16)	$(0.08)

Basic and diluted — pro forma	$(0.12)	$(0.04)	$(0.21)	$(0.19)

Weighted average shares outstanding:
Basic — as reported	38,725	32,566	38,611	32,225
Diluted — as reported	38,725	36,591	38,611	32,225
Basic and diluted — pro forma	38,725	32,566	38,611	32,225
      In calculating the fair value of our stock options granted during 2005 using the Black-Scholes model, we assumed an expected life of 5.5 years for options granted to employees and three years for options granted to non-employees, that the risk free interest rate was 3.35%, an expected volatility of 109%, and that there was no dividend yield. The assumptions used to value options granted in 2004 were the same as the 2005 assumptions with the exception of an expected volatility of 114%. Options issued previous to 2004 were valued using comparable assumptions as of the options’ grant date, with volatilities of 124% in 2003, 139% in 2002, and 164% in 2001. The risk free interest rate used in the computation ranged from 3% to 5.5% in 2004 through 2001.

8.	Line of Credit
      As of June 30, 2005, we were in compliance with all of the covenants related to our line of credit. As of June 30, 2005, we had an outstanding balance of $3,000 under the line of credit, there was approximately $1,250 outstanding under the equipment loan, and we had approximately $2,750 of unused availability under our line of credit. The line of credit extends until April 2006, and we are currently involved in negotiations to extend the agreement, although there can be no assurance that we will enter into an agreement to extend the line of credit or obtain alternative financing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “believes”, “anticipates”, “intends”, or “expects”. For example, the statements (a) regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (b) that we expect to realize approximately $37 million of this backlog in the balance of this year and $57 million of this backlog in the next twelve months are forward-looking statements, and (c) the information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk”. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach and sustain profitability, (ii) continue to rely on its customers and other third parties to provide additional products and services that create a demand for its products and services, (iii) conduct its business in foreign countries, (iv) adapt and integrate new technologies into its products, (v) expand its sales and business offerings in the wireless communications industry, (vi) develop software without any errors or defects, (vii) have sufficient capital resources to fund the company’s operations, (viii) protect its intellectual property rights, (ix) implement its sales and marketing strategy, and (x) successfully integrate the assets and personnel obtained in our acquisitions. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.
Critical Accounting Policies and Estimates
      The information in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our unaudited consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, capitalized software development, realization of accounts receivable, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Overview
      We are a leading provider of mission-critical wireless communications technology to carrier, enterprise and government customers. Our offerings include location-based services including E 9-1-1, messaging and location service infrastructure for wireless operators, real-time market data and alerts for financial institutions, mobile asset management and mobile office solutions for enterprises, and encrypted satellite communications for government customers.
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

•	Revenue. We derive revenue from products and services including recurring monthly service and subscriber fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.

•	Cost of revenue and gross profit. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of systems revenue from our Commercial Applications segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations. Important sources of our liquidity have been cash raised from our January 2004 and August 2004 financings in connection with our recent acquisitions (as described below under “Liquidity and Capital Resources”), and borrowings under our bank credit agreement (which expires in April 2006) and lease financings secured for the purchase of equipment.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenues outstanding as important indicators of our financial health.

      SwiftLink®, XYPOINT® and Wireless Internet Gatewaytm are trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Quarterly Report on Form 10-Q also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.
Results of Operations
Revenue and Cost of Revenue

	Three Months				Six Months
	Ended June 30,		2005 vs. 2004		Ended June 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Hosted, subscriber, and maintenance revenue	$18.6	$21.2	$(2.6)	(12)%	$37.3	$42.1	$(4.8)	(11)%
Services revenue	5.1	3.5	1.6	45%	10.1	6.9	3.2	47%
Systems revenue	4.4	15.7	(11.3)	(72)%	13.7	24.2	(10.5)	(43)%

Total revenue	28.1	40.4	(12.3)	(31)%	61.1	73.2	(12.1)	(17)%

Direct cost of hosted, subscriber, and maintenance revenue	9.8	13.2	(3.4)	(25)%	20.2	26.4	(6.2)	(23)%
Direct cost of services revenue	3.1	2.2	0.9	38%	6.0	4.1	1.9	47%
Direct cost of systems revenue	3.5	7.8	(4.3)	(56)%	8.4	12.7	(4.3)	(34)%

Total direct cost of revenue	16.4	23.2	(6.8)	(29)%	34.6	43.2	(8.6)	(20)%

Hosted, subscriber, and maintenance gross profit	8.8	8.0	0.8	9%	17.1	15.7	1.4	9%
Services gross profit	2.0	1.3	0.7	56%	4.1	2.8	1.3	46%
Systems gross profit	0.9	7.9	(7.0)	(88)%	5.3	11.5	(6.2)	(54)%

Total gross profit	$11.7	$17.2	$(5.5)	(32)%	$26.5	$30.0	$(3.5)	(12)%

Gross profit as a percent of revenue	42%	43%			43%	41%

      Total revenue in the second quarter of 2005 decreased to $28.1 million from $40.4 million in the comparable period of 2004. Total gross profit was $11.7 million for the current quarter compared to $17.2 million in the second quarter of 2004. The decreases in both revenue and gross profit were primarily related to a large order for upgraded software license capacity and a higher volume of SwiftLink® systems sales to our government customers included in the second quarter of 2004. BlackBerry® business over Mobitex and Motient networks has also declined steadily since 2004 as we transition to new devices and networks for the operations we acquired in the Enterprise acquisition, which also contributed to the decrease in revenues and gross profit in 2005.
      Total revenue for the six-months ended June 30, 2005 decreased to $61.1 million from $73.2 million in the comparable period of 2004. Total gross profit for the six-months ended June 30, 2005 was $26.5 million for 2005 compared to $30.0 million in 2004. The decreases in both revenue and gross profit for the six-months ended June 30, 2005 were primarily related to the higher volumes of BlackBerry® revenues and SwiftLink® systems sales and the large order for upgraded software license capacity in 2004.

      The following discussion addresses the revenue, direct cost of revenue, and gross profit for each segment of our business:
Commercial Applications Segment:

	Three Months				Six Months
	Ended June 30,		2005 vs. 2004		Ended June 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Hosted, subscriber, and maintenance revenue	$18.5	$21.2	$(2.7)	(13)%	$37.1	$42.1	$(5.0)	(12)%
Services revenue	0.4	—	0.4	NM	1.0	—	1.0	NM
Systems revenue	2.4	8.0	(5.6)	(71)%	8.4	12.3	(3.9)	(32)%

Commercial Applications segment revenue	21.3	29.2	(8.1)	(27)%	46.5	54.4	(7.9)	(15)%

Direct cost of hosted, subscriber, and maintenance revenue	9.8	13.2	(3.4)	(26)%	20.2	26.4	(6.2)	(23)%
Direct cost of services revenue	0.2	—	0.2	NM	0.4	—	0.4	NM
Direct cost of systems revenue	2.0	3.0	(1.0)	(35)%	4.5	5.5	(1.0)	(19)%

Commercial Applications segment cost of revenue	12.0	16.2	(4.2)	(26)%	25.1	31.9	(6.8)	(21)%

Hosted, subscriber, and maintenance gross profit	8.7	8.0	0.7	9%	16.9	15.7	1.2	8%
Services gross profit	0.2	—	0.2	NM	0.6	—	0.6	NM
Systems gross profit	0.4	5.0	(4.6)	(92)%	3.9	6.8	(2.9)	(43)%

Commercial Applications segment gross profit*	$9.3	$13.0	$(3.7)	(29)%	$21.4	$22.5	$(1.1)	(5)%

Segment gross profit as a percent of revenue	44%	45%			46%	41%

*	See discussion of segment reporting in Note 3 to the accompanying unaudited consolidated financial statements.
Hosted, Subscriber, and Maintenance Revenue and Cost of Revenue:
      Fluctuations in each of the components of hosted, subscriber, and maintenance revenue will be separately addressed below.
      Hosted offerings include our E 9-1-1 application and various hosted Location Based Services (HLBS). Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E 9-1-1 and HLBS service fees are priced based on units served during the period, such as the number of customer subscribers served, the number of connections to Public Service Answering Points (PSAPs), or the number of customer cell sites served. Revenue from our hosted offerings increased for both the three- and six-months ended June 30, 2005 due to a higher number of carriers and billable units served. This increase was partly offset by decreases in the average unit prices realized from some customers.
      Subscriber revenue is generated by the businesses we acquired in 2004, specifically subscriptions to services for BlackBerry® network access and real-time market data information accessed via wireless devices as well as our client software applications such as Traffic Matterstm and Friend Finder. BlackBerry® and real-time market data information revenues decreased approximately 40% in both the three- and six-months ended June 30, 2005 compared to the comparable periods of 2004 as a result of the anticipated move to new data network alternatives for our subscriber customers. We have managed our costs, and our gross margin as a percentage of revenue from these businesses has increased in 2005 compared to 2004 despite the decrease in revenues. We anticipated the shift to the new data networks when we acquired these businesses, and we have begun to transition our business model for these customers by negotiating arrangements to resell network access to new networks. The decrease in hosted, subscriber, and maintenance revenue from our BlackBerry® and real-time market data information products was partially offset by the inclusion of hosted, subscriber, and maintenance revenue for client software applications in 2005 that were generated under contracts acquired via our Kivera acquisition that are not included in 2004.
      Maintenance revenues on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. The direct costs of maintenance revenue consist primarily of compensation and benefits. The maintenance fees included in hosted, subscriber, and maintenance revenues increased to $2.0 million and $3.6 million for the three- and six-months ended June 30, 2005, respectively, from $1.6 million and $2.8 million, respectively, in the comparable periods of 2004. Maintenance revenues are proportional to the cumulative installed base of our software licenses and systems, and the increase in 2005 is the result of an increase in the installed product base over the course of 2004.
      The direct cost of our hosted, subscriber, and maintenance revenue consists primarily of network access, data feed and circuit costs, compensation and benefits, equipment and software maintenance. Some of the labor and circuit costs for our hosted E 9-1-1 and carrier services network operations centers increase proportionately to the increased number of PSAPs and cell sites to which we are connected, and during 2005 we have incurred increased facilities expenses to support our expanded and renovated principal network operations center. Data access and airtime costs for our subscriber customers declined proportionately to revenues. As a result of changes in the revenue mix, data charges for our subscriber customers accounted for approximately 45% of the direct costs of hosted, subscriber, and maintenance revenue for both the three-and six-months ended June 30, 2005 compared to almost 60% of the direct costs of hosted, subscriber, and maintenance revenues in the comparable periods of 2004.
      Our gross profit from commercial hosted, subscriber, and maintenance revenues increased to $8.7 million in the second quarter of 2005 from $8.0 million in 2004 and $17.0 million for the six-months ended June 30, 2005 from $15.7 million in the comparable period of 2004 as a result of the above factors.
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
      We generated $0.4 million of revenue and $0.2 million of gross profit from services revenue in our Commercial Applications segment in the second quarter of 2005 and $1.0 million of revenue and $0.5 million of gross profit for the six-months ended June 30, 2005.
Systems Revenue and Cost of Revenue
      We sell communications systems for enhanced services to wireless carriers, and we sell asset tracking and proof of delivery mobile asset management systems to enterprise customers. These systems are designed using our licensed software. We design our software to ensure that it is complaint with all applicable standards, notably including the the GSM/ UMTS location standards that began to emerge during the current quarter. Our location-based software is compliant with these emerging location standards, and as such, we believe our software is poised for early adoption in these markets.

      Licensing fees for our software are a function of the usage of our software in our customer’s network. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. Systems revenues typically contain multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. Generally, we recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered the software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Software license fees billed and not recognized as revenue are included in deferred revenue. Revenue from systems sales in our Commercial Applications segment decreased from $8.0 million for the three-months ended June 30, 2004 to $2.3 million for the comparable period of 2005 due to the inclusion of a large contract to deliver our location platforms for a new customer in Europe in 2004. Revenue from systems sales decreased from $12.3 million for the six-months ended June 30, 2004 to $8.3 million in the comparable period of 2005 due to the large license capacity upgrade in the second quarter of 2004, partially offset by generally higher license sales in the first quarter of 2005. Overall, the strong license sales in the second quarter of 2004 produced higher margins for both the three- and six- months ended June 30, 2004 than in the comparable periods of 2005.
      The direct cost of our systems revenue consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs. For both the three- and six-months ended June 30, 2005, such costs consisted primarily of compensation, benefits, travel, consultant costs and amortization of software development costs. The composition of direct cost of systems revenue for the periods ended June 30, 2004 was comparable to the composition of direct costs discussed for 2005.
      Our gross profit from systems revenue decreased to $0.4 million in the second quarter of 2005 from $5.0 million in the second quarter of 2004 as a result of the above factors. Gross profit decreased to $3.8 million for the six-months ended June 30, 2005 from $6.8 million in the comparable period of 2004 as a result of these factors. Overall, the strong license sales in the second quarter of 2004 produced higher gross profit for both the three- and six-months ended June 30, 2004 than in the comparable periods of 2005.

Government Segment:

	Three Months				Six Months
	Ended June 30,		2005 vs. 2004		Ended June 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Hosted, subscriber, and maintenance revenue	$0.1	$—	$0.1	NM	$0.2	$—	$0.2	NM
Services revenue	4.7	3.5	1.2	34%	9.1	6.9	2.2	32%
Systems revenue	2.0	7.7	(5.7)	(73)%	5.3	11.9	(6.6)	(55)%

Government segment revenue	6.8	11.2	(4.4)	(39)%	14.6	18.8	(4.2)	(22)%

Direct cost of hosted, subscriber, and maintenance revenue	—	—	—	NM	—	—	—	NM
Direct cost of services revenue	2.9	2.2	0.7	31%	5.6	4.1	1.5	34%
Direct cost of systems revenue	1.5	4.8	(3.3)	(69)%	3.9	7.2	(3.3)	(45)%

Government segment cost of revenue	4.4	7.0	(2.6)	(37)%	9.5	11.3	(1.8)	(16)%

Hosted, subscriber, and maintenance gross profit	0.1	—	0.1	NM	0.2	—	0.2	NM
Services gross profit	1.8	1.3	0.5	40%	3.5	2.8	0.7	28%
Systems gross profit	0.5	2.9	(2.4)	(82)%	1.4	4.7	(3.3)	(70)%

Government segment gross profit*	$2.4	$4.2	$(1.8)	(43)%	$5.1	$7.5	$(2.4)	(32)%

Segment gross profit as a percent of revenue	35%	38%			35%	40%

*	See discussion of segment reporting in Note 3 to the accompanying unaudited consolidated financial statements.
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
Hosted, Subscriber, and Maintenance Revenue and Cost of Revenue:
      We generate maintenance fees on our installed systems. These maintenance fees are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Maintenance services are provided under fixed-fee contracts. The direct costs of maintenance revenue consist primarily of compensation and benefits. In late 2004, we began offering basic and extended maintenance contracts on our systems as a separate product offering. These contracts yielded approximately $0.1 million of revenue and gross profit in the second quarter of 2005 and $0.2 million of revenue and gross profit for the six-months ended June 30, 2005.
Services Revenue and Cost of Revenue:
      Services revenue primarily consists of communications engineering, program management, help desk outsource, network design and management to government agencies. Most such services are delivered under time and materials contracts. For fixed price service contracts, we recognize revenue using the proportional performance method. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Services revenues increased to $4.7 million for the three-months ended June 30, 2005 from $3.5 million for the comparable period of 2004. Similarly, services revenues increased to $9.1 million for the six-months ended June 30, 2005 from $6.9 million in the comparable period of 2004. These increases throughout the first half of 2005 were generated by new contracts resulting from increased organizational focus on these types of projects and cross-marketing of the network and management capabilities displayed by our Commercial Applications segment to Government segment customers. The increase in 2005 was also due to certain projects that were to have been completed in 2004 being delayed into early 2005.
      Direct cost of service revenue consists of compensation, benefits and travel incurred in delivering these services, and these costs increased as a result of the increased services revenues in 2005.
      Our gross profit from government services increased to $1.8 million in the second quarter of 2005 from $1.3 million in the comparable period of 2004 as a result of the above factors. Similarly, gross profit increased to $3.5 million for the six-months ended June 30, 2005 from $2.8 million in the comparable period of 2004. Gross profit as a percentage of revenue remained comparable between 2005 and 2004 for both the three- and six-months ended June 30, respectively.
Systems Revenue and Cost of Revenue:
      We generate systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable communications systems, and integration of those systems into customer networks. Examples of recent government system sales include delivery of our SwiftLink® products, which are lightweight, secure, deployable communications systems, to units of the U.S. Departments of State, Justice, and Defense. Our Government segment also operates teleport facilities for data connectivity via satellite to and from North and South America, as well as Africa and Europe. We recognize contract revenue as billable costs are incurred and for fixed-price product delivery contracts using the percentage-of-completion method, measured by either total labor hours or total costs incurred compared to total estimated labor hours or costs. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Systems sales in our Government segment decreased from $7.7 million for the three-months ended June 30, 2004 to $2.0 million in the comparable period of 2005. Systems revenue decreased from $11.9 million for the six-months ended June 30, 2004 to $5.3 million in the comparable period of 2005. The fluctuation in systems revenues between periods is primarily due to decreased unit sales of our SwiftLink® and deployable communications systems through the second quarter of 2005 compared to the same period of 2004. We believe that government procurement patterns for our systems have been affected by the shift from greater mission-leader flexibility during the acute wartime environment of 2002 and 2003 to the more budget-conscious environment in 2005 to date. Our technology remains the de facto standard for the US special operations community and the pipeline for the second half of 2005 is strong.
      The cost of our systems revenue consists of compensation, benefits, travel, satellite “space segment” and airtime and costs related to purchased equipment components, which we purchase as needed for customer contracts, and the costs of third-party contractors that we engage. These equipment and third-party costs are variable for our various types of products and margins may fluctuate between periods based on the respective product mixes. Our margins are generally lower for projects with a significant component of third-party hardware costs or systems requiring extensive integration or customization.
      Our systems gross profit declined to $0.5 million in the second quarter of 2005 from $2.9 million in the comparable period of 2004 as a result of the above factors. Similarly, gross profit for the six-months ended June 30, 2005 declined to $1.4 million from $4.7 million for the comparable period of 2004.

Major Customers
      For both the three- and six-months ended June 30, 2005, customers that accounted for 10% or more of total revenue were Verizon Wireless and various U.S. Government agencies. The loss of either of these customers would have a material adverse impact on our business. The same two customers also accounted for 10% or more of total revenue for the comparable periods of 2004. Verizon Wireless is primarily a customer of our Commercial Applications segment, and the various U.S. government agencies are primarily a customer of our Government segment.
Revenue Backlog
      As of June 30, 2005, we had unfilled orders, or backlog, of approximately $111 million, of which $77 million related to our Commercial Applications segment and $34 million related to our Government segment. We expect to realize approximately $37 million of this backlog in the balance of this year and $57 million of this backlog in the next twelve months. The remaining backlog primarily represents the balance of multi- year contracts for our service bureau business. Total company backlog at June 30, 2004 was $83 million, of which $71 million related to our Commercial Applications segment and $12 million related to our Government segment.
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
Operating Expenses
Research and development expense:

	Three Months				Six Months
	Ended June 30,		2005 vs. 2004		Ended June 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Research and development expense	$3.5	$4.6	$(1.1)	(23)%	$8.2	$9.6	$(1.4)	(15)%
Percent of total revenue	13%	11%			13%	13%
      Our research and development expense consists of compensation, benefits, travel costs, and a proportionate share of facilities and corporate overhead. The costs of developing software products are expensed prior to establishing technological feasibility. Technological feasibility is established for our software products when a detailed program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products including software hosted in our network operations center. These costs primarily include compensation and benefits as well as costs associated with using third-party laboratory and testing resources. We expense research and development costs as they are incurred unless technological feasibility has been reached and we believe that the capitalized costs will be recoverable.
      The expenses we incurred relate to software applications which are being marketed to new and existing customers on a global basis. Throughout the first halves of both 2005 and 2004, research and development was primarily focused on cellular and hosted location-based applications, blending the technology of our existing products while incorporating aspects from our 2004 acquisitions, and enhancing client deliverables.
      For the three-months ended June 30, 2005, we capitalized $1.2 million of software development costs for certain software projects in accordance with the above policy. The capitalized costs relate to our location-based software and our mobile asset management software.
      We believe that these capitalized costs will be recoverable from future gross profits generated by these products. Prior to the three-months ended June 30, 2005, our estimates did not sufficiently demonstrate future realizability of our research and development costs expended on such software development products; and accordingly, all research and development costs were expensed as incurred.
Sales and marketing expense:

	Three Months				Six Months
	Ended June 30,		2005 vs. 2004		Ended June 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Sales and marketing expense	$3.6	$3.3	$0.3	10%	$7.3	$6.5	$0.8	13%
Percent of total revenue	13%	8%			12%	9%
      Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationship with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to the U.S. Government primarily through direct sales professionals. Sales and marketing costs increased through the second quarter of 2005 compared to 2004, primarily as a result of adding additional Government segment sales personnel at the end of 2004.
General and administrative expense:

	Three Months				Six Months
	Ended June 30,		2005 vs. 2004		Ended June 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

General and administrative expense	$5.1	$4.8	$0.3	7%	$10.1	$9.3	$0.8	9%
Percent of total revenue	18%	12%			17%	13%
      General and administrative expense consists primarily of compensation costs and other costs associated with management, finance, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The increase through the second quarter of 2005 was primarily attributable to increased professional fees.
Non-cash stock compensation expense:

	Three Months				Six Months
	Ended June 30,		2005 vs. 2004		Ended June 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Non-cash stock compensation expense	$0.2	$0.3	$(0.1)	(40)%	$0.4	$0.7	$(0.3)	(41)%
      Non-cash stock compensation expense is comprised of expenses related to incentive stock options granted to employees and directors prior to our initial public offering and expense related to restricted stock granted to directors and certain key executives in 2003. Net loss for the three-months ended June 30, 2005 and 2004 includes $0.1 million and $0.2 million, respectively, of non-cash stock compensation expense related to the options granted prior to our initial public offering and $0.1 million and $0.1 million, respectively, of non-cash stock compensation expense related to the restricted stock grants. Net loss for the six-months ended June 30, 2005 and 2004 includes $0.1 million and $0.4 million, respectively, of non-cash stock compensation expense related to the options granted prior to our initial public offering and $0.3 million and $0.3 million, respectively, of non-cash stock compensation expense related to the restricted stock grants. Non-cash stock compensation expense constitutes portions of our direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in the table presented with our unaudited Consolidated Statement of Operations presented elsewhere herein.

      As a result of a recent change in the relevant accounting standards, effective January 1, 2006, we will begin to recognize expense for all stock options granted to employees, including those issued at an exercise price equal to the fair market value of our Class A Common Stock on the date of grant. We do not currently recognize expense for such options in our Consolidated Statement of Operations. As described in Note 1 to our unaudited Consolidated Financial Statements presented elsewhere in this Form 10-Q, we are currently evaluating the impact that adopting this new standard will have on our operating results.
Depreciation and amortization of property and equipment:

	Three Months				Six Months
	Ended June 30,		2005 vs. 2004		Ended June 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Depreciation and amortization of property and equipment	$2.2	$1.9	$0.3	13%	$4.4	$3.6	$0.8	20%
Average gross cost of property and equipment during the period	$48.6	$38.1			$47.6	$36.0
      Depreciation and amortization of property and equipment represents the period costs associated with our investment in computers, telephone equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of an asset generally ranges from 5 years for furniture, fixtures, and leasehold improvements to 3 years for most other types of assets including computers, software, telephone equipment and vehicles. Expense generally increases year-over-year as a result of the level of capital expenditures made during the year to support our operations and development efforts. Our depreciable asset base increased significantly throughout 2004 and into 2005 as a result of several major capital projects, including enhancements to and the consolidation of facilities for our network operations center for our Commercial Applications segment, the property and equipment acquired in our two acquisitions during the year, and a company-wide computer hardware upgrade.
Amortization of acquired intangible assets:

	Three Months				Six Months
	Ended June 30,		2005 vs. 2004		Ended June 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Amortization of acquired intangible assets	$0.7	$0.5	$0.2	22%	$1.5	$1.1	$0.4	40%
      The acquired intangible assets associated with the Enterprise and Kivera acquisitions are being amortized over their useful lives of between three and five years. Amortization of acquired intangible assets increased through the second quarter of 2005 due to the inclusion of amortization expense for the intangible assets acquired in the Kivera acquisition.
      The increase in the amortization expense for the six-months ended June 30, 2005 is also the result of the finalization of the purchase price allocation for the Enterprise Acquisition during the first quarter of 2005. As a result of the finalization, we reclassified a gross amount of approximately $0.5 million to acquired intangible assets and software development costs from goodwill as of January 1, 2005. We believe the final purchase price allocation accurately reflects the value of the intangible assets acquired. The cumulative impact on amortization expense relating to prior periods from the revision of these valuations was $0.2 million, which was recorded as additional amortization expense in the first quarter of 2005.

Interest expense:

	Three Months				Six-Months
	Ended June 30,		2005 vs. 2004		Ended June 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Interest expense incurred on notes payable and line of credit	$0.1	$0.3	$(0.2)	(70)%	$0.2	$0.5	$(0.3)	(51)%
Interest expense incurred on capital lease obligations	0.1	0.1	—	7%	0.1	0.1	—	25%
Interest expense incurred on convertible subordinated debentures	—	0.1	(0.1)	NM	—	0.2	(0.2)	NM
Amortization of deferred financing fees	—	0.1	—	(27)%	0.2	0.2	—	(23)%
Amortization of debt discount	—	0.3	(0.3)	NM	—	0.7	(0.7)	NM

Total interest expense	$0.2	$0.9	$(0.7)	(75)%	$0.5	$1.7	$(1.2)	(68)%
      Interest expense is incurred under notes payable, an equipment loan, a line of credit, and capital lease obligations. Interest, under the terms of our notes payable, is primarily at stated interest rates of 7.75% per annum while an equipment loan is at 5.5% per annum and any line of credit borrowing is at variable rates equal to 7.25% per annum as of June 30, 2005. Our capital lease obligations include interest at various amounts depending on the lease arrangement. We entered into several new leases during the second half of 2004 and the first half of 2005, and therefore our interest under capital leases is slightly higher in 2005 than in 2004. Conversely, interest under the terms of our notes payable are primarily at stated interest rates of 7.75% per annum and our borrowings under the terms of our outstanding notes payable have decreased since 2004, and accordingly the interest expense under these notes has consistently decreased during that time period.
      We issued a convertible subordinated debenture with a face value of $15 million (the “Debenture”) to fund a portion of the Enterprise Acquisition. Debt discount relates to the amount of discount computed as part of the financing for the Debenture. Such discount was recorded as a reduction of debt and amortized over the life of the convertible subordinated debenture. As of August 31, 2004, we entered into a Waiver Agreement (the “Waiver”) with the holder of the Debenture that modified certain provisions of the Debenture. Subsequent to the date of the Waiver, the discount was recorded ratably to expense as the Debenture was converted prior to December 31, 2004, and is therefore not included in expense for 2005.
      Deferred financing fees relate to the up-front payment of fees to secure our notes payable and our revolving line of credit facility. The amortization of the deferred financing fees for the three- and six-months ended June 30, 2004 also includes deferred financing fees paid to secure the Debenture. Subsequent to the date of the Waiver, the remaining deferred financing fees for the Debenture were recorded ratably to expense as the Debenture was converted prior to December 31, 2004, and are therefore not included in expense for 2005. All other deferred financing fees are being amortized over the term of the note or, in the case of the line of credit, the life of the facility, which expires in April 2006. We have not incurred any deferred financing fees since entering the Debenture in January 2004.
      Overall, our interest expense decreased for both the three- and six-months ended June 30, 2005 compared to the comparable periods of 2004 as a result of the Waiver, and the subsequent conversion of the Debenture in 2004. As a result of the conversion, we did not recognize any interest on $15 million face value of the Debenture, amortization of the related deferred financing fees, or amortization of debt discount in the 2005.
Other expense, net:
      Other expense, net consists primarily of foreign currency translation/transaction gain or loss. We record the effects of foreign currency translation on our receivables that are stated in currencies other than our functional currency. Investment income earned on cash equivalents, income related to a loan-to-grant program provided by the State of Maryland, and miscellaneous other gains or losses are also recorded as a component of other expense, net. Changes in other expense, net are primarily attributable to changes in the foreign currency translation/transaction gain or loss recorded for the period. The other components of other expense, net typically remain comparable between periods, with the exception that no income related to the State of Maryland loan-to-grant is included for the periods ended June 30, 2005 since the entire loan had been converted prior to 2005.
Income taxes:
      Because we have generated significant net operating losses since 1999, no provision for federal or state income taxes has been made for the three- or six-months ended June 30, 2005 or any portion of 2004. We have recorded a full valuation allowance for deferred tax assets as a result of our inability to determine the realizability of our net operating loss carry-forwards.
Net(loss)/income:

	Three Months				Six Months
	Ended June 30,		2005 vs. 2004		Ended June 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Net (loss)/income	$(4.0)	$0.9	$(4.9)	NM	$(6.1)	$(2.6)	$(3.5)	NM
      Net loss increased for both the three- and six-months ended June 30, 2005 compared to the comparable periods of 2004 due primarily to the decreased gross profit from our revenue sources and other factors discussed above.
Liquidity and Capital Resources

	Six Months
	Ended June 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%

Net cash and cash equivalents provided by (used in):
Operating activities	$10.0	$(2.9)	$12.9	NM
Investing activities	(3.5)	(22.2)	18.7	85%
Financing activities	(6.8)	22.1	(28.9)	NM
Net change in cash and cash equivalents	(0.3)	(3.0)	2.7	93%
Acquisitions, net of cash acquired	(0.1)	(17.8)	17.7	NM
Purchases of property and equipment	(2.0)	(4.9)	2.9	58%
Payments under long term debt and lease obligations	(5.1)	(3.9)	(1.2)	(30)%
Payments under short term line of credit	(2.0)	—	(2.0)	NM
Proceeds from issuance of stock and debentures, net	—	21.0	(21.0)	NM
Financing fees from issuance of stock and debentures	(0.1)	(1.1)	1.0	(93)%
Proceeds from long-term debt	—	5.0	(5.0)	NM
Cash and cash equivalents	18.0	15.8	2.2	14%
Changes in:
Accounts receivable, net	8.4	(0.2)	8.6	NM
Unbilled receivables	2.8	(4.7)	7.5	NM
Inventory	1.2	(1.8)	3.0	NM
Other current assets	(1.1)	(0.4)	(0.7)	NM
Accounts payable and accrued expenses	(3.7)	(0.2)	(3.5)	NM
Accrued payroll and related liabilities	(0.3)	(0.4)	0.1	36%
Deferred revenue	2.0	0.4	1.6	NM
Days revenues outstanding in accounts receivable including unbilled receivables	74	91

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
      We currently believe that we have sufficient capital resources and with cash generated from operations as well as cash on hand will meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have borrowing capacity available to us in the form of capital leases as well as a line of credit arrangement with our bank which expires in April 2006. We are currently involved in negotiations to extend the line, although there can be no assurance that we will enter into an agreement to extend the line of credit or obtain alternative financing.
      We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to access the capital markets or establish new credit facilities in order to meet our capital and liquidity requirements, we can offer no assurances that we will be able to do so on terms acceptable to us or at all.
      Operating cash flows improved in the first half of 2005 primarily as a result of increased cash provided by the changes in working capital compared to the prior year partially offset by a decrease in earnings. Changes in accounts receivable, unbilled receivables, inventory, and deferred revenue each provided a more favorable impact on our cash balance, partially offset by the changes in other current assets and accounts payable.
      Net cash used in investing activities was unusually high in the first half of 2004 as a result of the Enterprise Acquisition (described below) and increased capital expenditures to support and expand our businesses. The Enterprise Acquisition accounted for approximately $17.8 million of the net cash used for investing activities during 2004, while we spent approximately $4.9 million for capital expenditures and expansion during that period. For 2005, significant uses of cash for investing activities were $2.0 million for capital expenditures and $1.2 million for capitalized software development costs.
      Similarly, net cash provided by financing activities was unusually high during 2004 as a result of our January 2004 financing (see below). This offering provided net proceeds of approximately $19.9 million. We also received $5.0 million in proceeds from the issuance of a notes payable in 2004, which was partially offset by $3.9 million of payments on our notes payable and capital leases. To date in 2005, we have made payments of approximately $7.1 million on our existing borrowings and have not received any external funding.
      We have a bank line of credit with a maximum availability of $15 million extending until April 2006. We are currently involved in negotiations to extend the line of credit, although there can be no assurance that we will enter into an agreement to extend the line of credit or obtain alternative financing. We can borrow an amount equal to up to 80% of receivables less than 90 days old. The line of credit is secured by accounts receivable and bears interest at prime plus 1.0% per annum for loans other than the equipment loan, with a minimum prime rate of 4.25% per annum and a borrowing rate of 7.25% per annum at June 30, 2005. Our line of credit contains covenants requiring us to maintain at least $25 million of tangible net worth, as defined, and at least $10 million in cash and cash availability (borrowing available under our line of credit) as well as restrictive covenants, including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock. We were in compliance with all of these covenants as of June 30, 2005.
      As part of this agreement, in 2003 we borrowed $2.5 million under the terms of an equipment loan secured by purchased equipment for a term of three years. As of June 30, 2005, approximately

$1.3 million was outstanding under the equipment loan, which bears interest at 5.5% per annum and is payable monthly through December 2006. As of June 30, 2005, there was $3.0 million outstanding under the line of credit and we had approximately $2.8 million of unused availability.
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
Off-Balance Sheet Arrangements
      As of June 30, 2005, we had standby letters of credit totaling approximately $0.9 million. The standby letters of credit are in support of processing credit card and electronic payments and an outstanding bid.
Contractual Commitments
      As of June 30, 2005, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of June 30, 2005 our commitments consisted of the following:

				More
	Within 12	1-3	3-5	than
($ in millions)	Months	Years	Years	5 Years	Total

Notes payable	$7.0	$0.4	$—	$—	$7.4
Capital lease obligations	2.9	2.9	—	—	5.8
Operating leases	4.2	7.5	3.9	0.3	15.9

	$14.1	$10.8	$3.9	$0.3	$29.1

Related Party Transactions
      None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      We have limited exposure to financial market risks, including changes in interest rates. As discussed above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we have a $15 million line of credit. A hypothetical 100 basis point adverse movement (increase) in the prime rate for the three- and six- months ended June 30, 2005 would not have had a significant impact on our consolidated financial position, results of operations or cash flows.
      At June 30, 2005, we had cash and cash equivalents of $18.0 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have increased our net loss for both the three- and six-months ended June 30, 2005 by approximately $45,000, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.
      There have not been any material changes to our interest rate risk as described in Item 7A of our 2004 Annual Report on Form 10-K.
Foreign Currency Risk
      For the three- and six-months ended June 30, 2005, our foreign subsidiaries generated revenues of $1.4 million and $2.7 million, respectively. As of June 30, 2005, there were total assets of $3.9 million subject to foreign currency translation adjustments. The total average assets subject to exchange rate risk during the three- and six-months ended June 30, 2005 was approximately $3.9 million and $4.6 million, respectively. A change in the relevant foreign currency exchange rates would not impact our net loss for the periods ended June 30, 2005, as the financial statements of these subsidiaries are prepared in the foreign currency and then revenues and expenses are translated to U.S. dollars at a common exchange rate. A 1% unfavorable change in exchange rates would have decreased our total assets by approximately $39,000 as of June 30, 2005, which would not have a significant impact on our Consolidated Financial Statements.
      For the three-and six-months ended June 30, 2005, the majority of the revenues generated outside the U.S. by our domestic subsidiaries are denominated in U.S. dollars, and therefore a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of June 30, 2005, the accounts receivable and unbilled receivables for our domestic subsidiaries exposed to foreign currency exchange risk were not material. We recorded transaction losses of $0.2 million and $0.3 million on foreign currency denominated receivables for the three- and six-months ended June 30, 2005, respectively.
      There have not been any material changes to our foreign currency risk as described in Item 7A of our 2004 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
      There were no changes in internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings
      We are not currently subject to any material legal proceedings other than as previously disclosed in “Item 3. Legal Proceedings” in our 2004 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      On June 9, 2005, we held our Annual Meeting of Stockholders. One matter was submitted to the stockholders for consideration:

•	Election of two Directors
      Each share of our Class A Common Stock is entitled to one vote per share and each share of our Class B Common Stock is entitled to three votes per share. The election of two Directors was approved by our stockholders in the following manner:

	For	%	Withhold	%

Clyde A. Heintzelman	46,228,008	98%	840,316	2%
Richard A. Kozak	46,236,447	98%	831,877	2%
      The term of the following Directors continued after the meeting: Maurice B. Tosé, Weldon H. Latham, and Byron F. Marchant

Item 5.	Other Information
      (a) None.
      (b) None.

Item 6.	Exhibits

Exhibit
Numbers	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of August 2005.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé

Maurice B. Tosé
Chairman, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé August 8, 2005	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. August 8, 2005	Senior Vice President and Chief Financial Officer (Principal Financial Officer)