Form 10-Q
period 2005-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2005-11-08
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005
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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑      No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  Yes ☑      No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐      No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
as of October 31,
Title of Each Class	2005

Class A Common Stock, par value $0.01 per share	31,304,005
Class B Common Stock, par value $0.01 per share	8,035,963

Total Common Stock Outstanding	39,339,968

INDEX
TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenue
Hosted, subscriber, and maintenance	$19,129	$20,230	$56,481	$62,377
Services	5,989	3,938	16,108	10,846
Systems	9,428	13,869	23,092	38,018

Total revenue	34,546	38,037	95,681	111,241

Direct costs of revenue
Direct cost of hosted, subscriber, and maintenance revenue	10,231	12,496	30,452	38,873
Direct cost of services revenue	3,976	2,651	9,996	6,760
Direct cost of systems revenue, including amortization of software development costs of $205, $77, $613 and $403, respectively	7,532	9,756	15,938	22,433

Total direct cost of revenue	21,739	24,903	56,386	68,066

Hosted, subscriber, and maintenance gross profit	8,898	7,734	26,029	23,504
Services gross profit	2,013	1,287	6,112	4,086
Systems gross profit	1,896	4,113	7,154	15,585

Total gross profit	12,807	13,134	39,295	43,175

Operating costs and expenses
Research and development expense	3,624	4,798	11,820	14,399
Sales and marketing expense	3,292	3,080	10,621	9,593
General and administrative expense	4,771	5,121	14,831	14,374
Depreciation and amortization of property and equipment	2,279	2,015	6,633	5,659
Amortization of acquired intangible assets	680	532	2,166	1,596
Non-cash stock compensation expense	153	247	565	950

Total operating costs and expenses	14,799	15,793	46,636	46,571

Loss from operations	(1,992)	(2,659)	(7,341)	(3,396)
Interest expense	(249)	(665)	(781)	(2,329)
Other income/(expense), net	29	79	(215)	(103)

Net loss	$(2,212)	$(3,245)	$(8,337)	$(5,828)

Loss per share-basic and diluted	$(0.06)	$(0.10)	$(0.22)	$(0.18)

Weighted average shares outstanding-basic and diluted	39,003	33,587	38,743	32,683

Composition of non-cash stock compensation expense:
Direct costs of revenue	$—	$9	$16	$44
Research and development expense	—	28	11	114
Sales and marketing expense	1	10	17	46
General and administrative expense	152	200	521	746

Total non-cash stock compensation expense	$153	$247	$565	$950

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30,	December 31,
	2005	2004

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,385	$18,251
Accounts receivable, net of allowance of $1,080 in 2005 and $1,355 in 2004	23,382	23,952
Unbilled receivables	11,271	10,503
Inventory	3,932	3,985
Other current assets	4,772	2,755

Total current assets	51,742	59,446
Property and equipment, net of accumulated depreciation and amortization of $32,587 in 2005 and $27,946 in 2004	16,869	17,917
Software development costs, net of accumulated amortization of $1,964 in 2005 and $1,351 in 2004	4,505	2,791
Acquired intangible assets, net of accumulated amortization of $4,331 in 2005 and $2,165 in 2004	4,171	5,842
Goodwill	14,446	14,798
Other assets	2,896	1,588

Total assets	$94,629	$102,382

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$15,692	$14,749
Accrued payroll and related liabilities	2,467	4,507
Deferred revenue	8,412	5,228
Current portion of notes payable, including credit line borrowings	10,046	11,993
Current portion of capital lease obligations	2,622	2,765

Total current liabilities	39,239	39,242
Capital lease obligations and notes payable, less current portion	3,432	3,634
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 31,296,656 in 2005 and 30,626,454 in 2004	313	306
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 8,035,963 in 2005 and 8,409,001 in 2004	81	84
Deferred compensation	(385)	(787)
Additional paid-in capital	210,161	209,778
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(6)	(6)
Accumulated deficit	(158,206)	(149,869)

Total stockholders’ equity	51,958	59,506

Total liabilities and stockholders’ equity	$94,629	$102,382

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

					Accumulated
	Class A	Class B		Additional	Other
	Common	Common	Deferred	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Compensation	Capital	Loss	Deficit	Total

Balance at January 1, 2005	$306	$84	$(787)	$209,778	$(6)	$(149,869)	$59,506
Options exercised for the purchase of 268,929 shares of Class A Common Stock	3	—	—	271	—	—	274
Issuance of 143,983 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	—	306	—	—	308
Issuance of 14,816 shares of restricted Class A Common Stock to directors and key executives	1	—	(40)	40	—	—	—
Issuance costs for 2,500,000 shares of Class A Common Stock in connection with a private equity offering in 2004	—	—	—	(81)	—	—	(81)
Conversion of 373,038 shares of Class B Common Stock to Class A Common Stock	4	(4)	—	—	—	—	—
Surrender of 100,564 shares of restricted Class A Common Stock as payment for payroll tax withholdings	(1)	—	—	(249)	—	—	(250)
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	123	—	—	123
Amortization of deferred compensation expense	—	—	442	—	—	—	442
Change in value of options issued to non-employees for service	—	—	—	(28)	—	—	(28)
Net loss for the nine months ended September 30, 2005	—	—	—	—	—	(8,337)	(8,337)

Balance at September 30, 2005	$313	$81	$(385)	$210,161	$(6)	$(158,206)	$51,958

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine months ended
	September 30,

	2005	2004

Operating activities:
Net loss	$(8,337)	$(5,828)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization of property and equipment	6,633	5,659
Amortization of acquired intangible assets	2,166	1,596
Non-cash stock compensation expense	565	950
Amortization of software development costs	613	403
Amortization of debt discount	—	893
Amortization of deferred financing fees included in interest expense	259	328
Other non-cash (income)/expenses	(102)	179
State of Maryland loan forgiveness	—	(100)
Changes in operating assets and liabilities:
Accounts receivable, net	396	(1,512)
Unbilled receivables	(768)	(4,759)
Inventory	34	(2,329)
Other current assets	(2,107)	(784)
Accounts payable and accrued expenses	1,126	(2,255)
Accrued payroll and related liabilities	(2,275)	(138)
Deferred revenue	3,264	1,162

Net cash provided by/(used in) operating activities	1,467	(6,535)
Investing activities:
Acquisitions, net of cash acquired	(124)	(24,476)
Purchases of property and equipment	(3,442)	(5,320)
Capitalized software development costs	(2,327)	—
Change in other assets	(1,336)	1,837

Net cash used in investing activities	(7,229)	(27,959)
Financing activities:
Payments on long-term debt and capital lease obligations	(7,517)	(6,375)
Proceeds from draws under short-term line of credit, net	3,000	5,000
Proceeds from issuance of Class A Common Stock and Convertible subordinated debentures	—	29,970
Financing fees related to issuance of Class A Common Stock and Convertible subordinated debentures	(81)	(1,650)
Proceeds from issuance of long-term debt	—	2,500
Proceeds from exercise of employee stock options and sale of stock	582	1,238

Net cash (used in)/provided by financing activities	(4,016)	30,683

Net decrease in cash	(9,778)	(3,811)
Effect of exchange rates on cash and cash equivalents	(88)	11
Cash and cash equivalents at the beginning of the period	18,251	18,785

Cash and cash equivalents at the end of the period	$8,385	$14,985

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2005
(amounts in thousands, except per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and nine-months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2004 Annual Report on Form 10-K.
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
For the three- and nine-months ended September 30, 2005, we capitalized $1,090 and $2,327, respectively, of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized and will be amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software, our mobile asset management software, our Voice over IP E9-1-1 service, and our international financial market data application.
We believe that these capitalized costs will be recoverable from future gross profits generated by these products. Prior to 2005, our estimates did not sufficiently demonstrate future realizability of our software development costs expended on such products; and accordingly, all such costs were expensed as incurred.
Stock-Based Compensation and Deferred Compensation. We have two stock-based employee compensation plans: our Fourth Amended and Restated 1997 Stock Incentive Plan (the “Stock Incentive Plan”) and our Employee Stock Purchase Plan. We record compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related Interpretations. Under APB 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. The related compensation constitutes portions of our direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in the table presented with our Consolidated Statements of Operations. The following table illustrates the effect on net loss and loss

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
per common share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss, as reported	$(2,212)	$(3,245)	$(8,337)	$(5,828)
Add: Stock-based employee compensation expense included in reported net loss	153	247	565	950
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,326)	(2,315)	(3,721)	(7,154)

Pro forma net loss	$(3,385)	$(5,313)	$(11,493)	$(12,032)
Loss per common share:
Basic and diluted — as reported	$(0.06)	$(0.10)	$(0.22)	$(0.18)

Basic and diluted — pro forma	$(0.09)	$(0.16)	$(0.30)	$(0.37)

Weighted average shares outstanding:
Basic and diluted — as reported and proforma	39,003	33,587	38,743	32,683
Other Comprehensive Income/loss. Comprehensive income includes changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income/loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income, but excluded from net income. Total comprehensive loss for the three-and nine-months ended September 30, 2005 and 2004, respectively, was not materially different than consolidated net loss.
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
Statement No. 123(R) allows for two adoption methods:

•	The modified prospective method which requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements of Statement No. 123(R) for all share-based payments granted after the effective date of adoption and (b) the requirements of Statement No. 123(R) for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption; or

•	The modified retrospective method which includes the requirements of the modified prospective method described above, but also requires restatement of prior period financial statements using amounts previously disclosed under the pro forma provisions of Statement No. 123.
We expect to adopt effective January 1, 2006 using the modified prospective method. The impact of adoption of Statement No. 123(R) will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 7.
In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154.) Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application of any change in accounting principle to prior periods’ financial statements. Statement No. 154 is effective for the first fiscal period beginning after December 15, 2005. We do not expect the implementation of Statement No. 154 to have a significant impact on our consolidated financial statements.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)

2.	Supplemental Disclosure of Cash Flow Information
      Property and equipment acquired under capital leases totaled $2,315 and $4,841 during the nine-months ended September 30, 2005 and 2004, respectively.
      Interest paid totaled $522 and $898 during the nine-months ended September 30, 2005 and 2004, respectively.

3.	Segment Information
      In the fourth quarter of 2004, we realigned our segments to better manage the business subsequent to the Enterprise and Kivera acquisitions during 2004. Our two operating segments are (i) Commercial Applications, which consists of the previous Network Software and Service Bureau segments, along with the assets acquired in the 2004 acquisitions and (ii) Government, which consists of the previous Network Solutions segment.
      Management evaluates performance based on gross profit. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.
      The following table sets forth results for our reportable segments for the three- and nine-months ended September 30, 2005 and 2004. All revenues reported below are from external customers. We have restated all prior period segment information for comparative purposes. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Three months ended September 30,

	2005			2004

	Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total

Revenue
Hosted, subscriber and maintenance	$19,053	$76	$19,129	$20,230	$—	$20,230
Services	365	5,624	5,989	—	3,938	3,938
Systems	3,160	6,268	9,428	4,219	9,650	13,869

Total revenue	22,578	11,968	34,546	24,449	13,588	38,037

Operating costs and expenses
Direct cost of hosted, subscriber, and maintenance	10,210	21	10,231	12,496	—	12,496
Direct cost of services	135	3,841	3,976	—	2,651	2,651
Direct cost of systems	2,825	4,707	7,532	3,115	6,641	9,756

Total direct costs	13,170	8,569	21,739	15,611	9,292	24,903

Hosted, subscriber, and maintenance gross profit	8,843	55	8,898	7,734	—	7,734
Services gross profit	230	1,783	2,013	—	1,287	1,287
Systems gross profit	335	1,561	1,896	1,104	3,009	4,113

Total gross profit	$9,408	$3,399	$12,807	$8,838	$4,296	$13,134

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Nine months ended September 30,

	2005			2004

	Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total

Revenue
Hosted, subscriber and maintenance	$56,248	$233	$56,481	$62,377	$—	$62,377
Services	1,375	14,733	16,108	—	10,846	10,846
Systems	11,484	11,608	23,092	16,513	21,505	38,018

Total revenue	69,107	26,574	95,681	78,890	32,351	111,241

Operating costs and expenses
Direct cost of hosted, subscriber, and maintenance	30,406	46	30,452	38,873	—	38,873
Direct cost of services	631	9,365	9,996	—	6,760	6,760
Direct cost of systems	7,313	8,625	15,938	8,656	13,777	22,433

Total direct costs	38,350	18,036	56,386	47,529	20,537	68,066

Hosted, subscriber, and maintenance gross profit	25,842	187	26,029	23,504	—	23,504
Services gross profit	744	5,368	6,112	—	4,086	4,086
Systems gross profit	4,171	2,983	7,154	7,857	7,728	15,585

Total gross profit	$30,757	$8,538	$39,295	$31,361	$11,814	$43,175

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

Total segment gross profit	$12,807	$13,134	$39,295	$43,175
Research and development expense	(3,624)	(4,798)	(11,820)	(14,399)
Sales and marketing expense	(3,292)	(3,080)	(10,621)	(9,593)
General and administrative expense	(4,771)	(5,121)	(14,831)	(14,374)
Depreciation and amortization of property and equipment	(2,279)	(2,015)	(6,633)	(5,659)
Amortization of acquired intangible assets	(680)	(532)	(2,166)	(1,596)
Non-cash stock compensation expense	(153)	(247)	(565)	(950)
Interest expense	(249)	(665)	(781)	(2,329)
Other income/(expense), net	29	79	(215)	(103)

Net loss	$(2,212)	$(3,245)	$(8,337)	$(5,828)

4.	Inventory
      We maintain inventory of component parts and finished product for deployable communication systems and finished goods inventory of third party software, handheld computers, pagers, and wireless modems. Our inventory consists of:

	September 30,	December 31,
	2005	2004

Component parts	$998	$1,928
Finished goods	2,934	2,057

Total	$3,932	$3,985

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)

5.	Acquired Intangible Assets and Capitalized Software Development Costs
      Our acquired intangible assets and capitalized software development costs consisted of the following:

	September 30, 2005			December 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Contracts	$4,519	$2,651	$1,868	$4,208	$1,381	$2,827
Customer Lists	2,741	1,386	1,355	2,518	666	1,852
Trademarks & Patents	1,242	294	948	1,281	118	1,163
Software development costs, including acquired technology	6,469	1,964	4,505	4,142	1,351	2,791

Total	$14,971	$6,295	$8,676	$12,149	$3,516	$8,633

Estimated future amortization expense:
Three-months ending December 31, 2005			$896
Year ending December 31, 2006			$3,440
Year ending December 31, 2007			$2,017
Year ending December 31, 2008			$1,374
Year ending December 31, 2009			$506
Thereafter			$443

Total			$8,676
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
      We evaluate our estimates of the recoverability and the fair value of all of our intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. We review these assets annually if no impairment indicators are present which would otherwise initiate a review. Management uses these estimates as the basis for evaluating the carrying values of the respective assets.

6.	Concentrations of Credit Risk and Major Customers
      Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable and unbilled receivables. Accounts receivable are generally due within thirty days and no collateral is required. We maintain allowances for potential credit losses and historically such losses have been within our expectations.
      The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total Revenue		% of Total Revenue
		For the three		For the nine
		months ended		months ended
		September 30,		September 30,

Customer	Segment	2005	2004	2005	2004

Federal Agencies	Government	11%	24%	13%	16%
Verizon Wireless	Commercial Applications	11%	10%	14%	14%

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)

		As of September 30, 2005

		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

Federal Agencies	Government	15%	20%
Customer A	Commercial Applications	17%	13%
Customer B	Commercial Applications	12%	Less than 10%

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss, as reported	$(2,212)	$(3,245)	$(8,337)	$(5,828)
Add: Stock-based employee compensation expense included in reported net loss	153	247	565	950
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,326)	(2,315)	(3,721)	(7,154)

Pro forma net loss	$(3,385)	$(5,313)	$(11,493)	$(12,032)
Loss per common share:
Basic and diluted — as reported	$(0.06)	$(0.10)	$(0.22)	$(0.18)

Basic and diluted — pro forma	$(0.09)	$(0.16)	$(0.30)	$(0.37)

Weighted average shares outstanding:
Basic and diluted — as reported and proforma	39,003	33,587	38,743	32,683
      In calculating the fair value of our stock options granted during 2005 using the Black-Scholes model, we assumed an expected life of 5.5 years for options granted to employees and three years for options granted to non-employees, that the risk free interest rate was 4%, an expected volatility of 107%, and that there was no dividend yield. The assumptions used to value options granted in 2004 were the same as the 2005 assumptions with the exception of an expected volatility of 114%. Options issued prior to 2004 were valued using comparable assumptions as of the options’ grant date, with volatilities of 124% in 2003, 139% in 2002, and 164% in 2001. The risk free interest rate used in the computation ranged from 3% to 5.5% in 2004 through 2001.

8.	Line of Credit
      On October 14, 2005, we entered into an agreement with our bank to amend our line of credit. Under the amended agreement, the availability of the line is extended to October 2008, and our borrowing availability is increased from $15,000 to $22,000. Borrowings at any time are limited based principally on accounts receivable levels and a

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
working capital ratio, each as defined in the amended line of credit agreement. Borrowings are also limited by the amount of letters of credit outstanding ($900 at September 30, 2005.) The amended line of credit is secured by substantially all the assets of the company and bears interest at prime plus 1.25% per annum, with a minimum prime rate of 4.25% per annum and a borrowing rate of 8.0% per annum at September 30, 2005. Our amended line of credit contains covenants requiring us to maintain at least $29.5 million of tangible net worth, as defined, and at least $5 million in cash as well as restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock.
      As of September 30, 2005, we had an outstanding balance of $8,000 under our existing line of credit and there was approximately $1,000 outstanding under the equipment loan, Taking into account the pro forma impact of the October 14, 2005 amendment discussed above, we had approximately $4,600 of unused availability under our amended line of credit and our tangible net worth, as defined, was $33,300 as of September 30, 2005. We are in compliance with all covenants to the amended agreement.

9.	Subsequent Event
      On October 28, 2005 our Board of Directors adopted resolutions to accelerate the vesting of certain outstanding, unvested “out-of-the-money” stock options. The accelerated vesting provisions apply to all qualifying options with an exercise price of $6.00 or greater. As a result, options to purchase 1,455,000 shares of our stock became fully exercisable as of October 28, 2005.
      The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these options upon the adoption of Statement No. 123(R), which we are required to adopt on January 1, 2006 as discussed in Note 1. Statement No. 123(R) will require that compensation expense associated with stock options be recognized in the statement of operations rather than as a pro forma footnote disclosure in our consolidated financial statements. The acceleration of the vesting of these options will eliminate the future non-cash stock compensation expense associated with these outstanding options. We estimate that the related future compensation expense to be recorded Statement No. 123(R) that is eliminated as a result of the acceleration of vesting these options is approximately $1.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “believes”, “anticipates”, “intends”, or “expects”. For example, the statements (a) regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (b) that we expect to realize approximately $24 million of backlog in the balance of this year and $66 million of backlog in the next twelve months, (c) we believe our location-based software is positioned for early adoption by carriers, (d) we believe that capitalized software development costs will be recoverable from future gross profits, and (e) the information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” are forward-looking statements. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach and sustain profitability, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) expand our sales and business offerings in the wireless communications industry, (vi) develop software without any errors or defects, (vii) have sufficient capital resources to fund the company’s operations, (viii) protect our intellectual property rights, (ix) implement our sales and marketing strategy, and (x) successfully integrate the assets and personnel obtained in our acquisitions. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.
Critical Accounting Policies and Estimates
      The information in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our unaudited consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets, realizability of goodwill, capitalized software development, realization of accounts receivable, contingencies, and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      We have identified our most critical accounting policies to be those related to revenue recognition for our software contracts with multiple elements, revenue recognition for our contracts accounted for using the percentage-of-completion and proportional performance methods, revenue recognition for the operations of our 2004 acquisitions, accounts receivable reserves, software development costs, acquired intangible assets, goodwill impairment, stock compensation expense, and income taxes. We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended (the “2004 Form 10-K”.)

Overview
      We are a leading provider of mission-critical wireless communications technology to carrier, enterprise and government customers. Our offerings include location-based services including E9-1-1, messaging and location service infrastructure for wireless operators, real-time market data and alerts for financial institutions, mobile asset management and mobile office solutions for enterprises, and encrypted satellite communications for government customers.
      Effective in the fourth quarter of 2004, we realigned our business across two market segments to reflect how the company now operates: (i) Commercial Applications and (ii) Government. The information in this section presents our historical information restated to conform with our current operating segments.
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

•	Revenue. We derive revenue from products and services including recurring monthly service and subscriber fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.

•	Cost of revenue and gross profit. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is primarily associated with the recognition of systems revenue from our Commercial Applications segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations. Important sources of our liquidity have been cash raised from our January 2004 and August 2004 financings in connection with our recent acquisitions (as described below under “Liquidity and Capital Resources”), and borrowings under our bank credit agreement and lease financings secured for the purchase of equipment.

•	Balance sheet. We view cash, working capital, tangible net worth (as defined in our amended credit agreement), and accounts receivable balances and days revenues outstanding as important indicators of our financial health.
      SwiftLink® and Xypoint® are trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Quarterly Report on Form 10-Q also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.

Results of Operations
Revenue and Cost of Revenue

	Three Months				Nine Months
	Ended				Ended
	September 30,		2005 vs. 2004		September 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Hosted, subscriber, and maintenance revenue	$19.1	$20.2	$(1.1)	(5%)	$56.5	$62.4	$(5.9)	(10%)
Services revenue	6.0	3.9	2.1	52%	16.1	10.8	5.3	49%
Systems revenue	9.4	13.9	(4.5)	(32%)	23.1	38.0	(14.9)	(40%)

Total revenue	34.5	38.0	(3.5)	(9%)	95.7	111.2	(15.5)	(14%)

Direct cost of hosted, subscriber, and maintenance revenue	10.2	12.5	(2.3)	(18%)	30.5	38.8	(8.3)	(22%)
Direct cost of services revenue	4.0	2.7	1.3	50%	10.0	6.8	3.2	48%
Direct cost of systems revenue	7.5	9.7	(2.2)	(23%)	15.9	22.4	(6.5)	(29%)

Total direct cost of revenue	21.7	24.9	(3.2)	(13%)	56.4	68.0	(11.6)	(17%)

Hosted, subscriber, and maintenance gross profit	8.9	7.7	1.2	15%	26.0	23.6	2.4	11%
Services gross profit	2.0	1.2	0.8	56%	6.1	4.0	2.1	50%
Systems gross profit	1.9	4.2	(2.3)	(54%)	7.2	15.6	(8.4)	(54%)

Total gross profit	$12.8	$13.1	$(0.3)	(3%)	$39.3	$43.2	$(3.9)	(9%)

Gross profit as a percent of revenue	37%	35%			41%	39%

      Total revenue in the third quarter of 2005 was $34.5 million, compared to $38.0 million in the third quarter of 2004, and total gross profit was $12.8 million for the 2005 quarter compared to $13.1 million in the third quarter of 2004. Lower revenue was primarily due to lower SwiftLink® systems sales to our government customers. Further details are set forth in the segment discussions below. The increase in gross profit is due to a more favorable revenue mix, with a lower proportion of our revenues generated by lower margin enterprise subscriber service.
      Total revenue for the nine-months ended September 30, 2005 was $95.7 million compared to $111.2 million in the comparable period of 2004, and total gross profit for the nine-months ended September 30, 2005 was $39.3 million for 2005 compared to $43.2 million in 2004. The decrease in revenue for the nine-months ended September 30, 2005 was mainly due to lower SwiftLink® sales. Further details are set forth in the segment discussions below. Gross profit for the nine-months ended September 30, 2005 in 2005 declined due to the lower revenue, but gross profit as a percentage of revenue improved from 39% to 41% due to the favorable changes in the revenue mix discussed above. The large license capacity sale included in the second quarter of 2004 also contributed in the decrease in gross profit for 2005, as license capacity tends to yield a large gross profit.

      The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments:
Commercial Applications Segment:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2005 vs. 2004		September 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Hosted, subscriber, and maintenance revenue	$19.0	$20.2	$(1.2)	(6%)	$56.3	$62.4	$(6.1)	(10%)
Services revenue	0.4	—	0.4	NM	1.3	—	1.3	NM
Systems revenue	3.1	4.2	(1.1)	(25%)	11.5	16.5	(5.0)	(31%)

Commercial Applications segment revenue	22.5	24.4	(1.9)	(8%)	69.1	78.9	(9.8)	(12%)

Direct cost of hosted, subscriber, and maintenance revenue	10.2	12.5	(2.3)	(18%)	30.5	38.8	(8.3)	(22%)
Direct cost of services revenue	0.2	—	0.2	NM	0.6	—	0.6	NM
Direct cost of systems revenue	2.7	3.1	(0.4)	(9%)	7.3	8.6	(1.3)	(16%)

Commercial Applications segment cost of revenue	13.1	15.6	(2.5)	(16%)	38.4	47.4	(9.0)	(19%)

Hosted, subscriber, and maintenance gross profit	8.8	7.7	1.1	21%	25.8	23.6	2.2	10%
Services gross profit	0.2	—	0.2	NM	0.7	—	0.7	NM
Systems gross profit	0.4	1.1	(0.7)	(70%)	4.2	7.9	(3.7)	(47%)

Commercial Applications segment gross profit*	$9.4	$8.8	$0.6	12%	$30.7	$31.5	$(0.8)	(2%)

Segment gross profit as a percent of revenue	42%	36%			45%	40%

* See discussion of segment reporting in Note 3 to the accompanying unaudited consolidated financial statements.
Commercial Hosted, Subscriber, and Maintenance Revenue, Cost of Revenue, and Gross Profit:
      Fluctuations in each of the components of hosted, subscriber, and maintenance revenue are separately addressed below.
      Hosted offerings are mainly our wireless and Voice over IP (VOIP) E9-1-1 service and hosted Location Based Services (HLBS), for which revenue primarily consists of monthly recurring service fees that are recognized in the month earned. E9-1-1 and HLBS service fees are priced based on units served during the period, such as the number of customer subscribers or cell sites. Revenue from our hosted offerings increased for both the three- and nine-months ended September 30, 2005 primarily due to new Voice over IP E9-1-1 business. This increase was partly offset by decreases in the average unit prices realized from some cellular E9-1-1 customers.
      Subscriber revenue includes subscriptions to services for network access, real-time market data information accessed via wireless devices, and our client software applications such as Rand McNally Traffictm and Friend Finder. Enterprise subscriber revenues were approximately 45% lower in the three months ended September 30, 2005, and approximately 40% lower in the nine-months ended September 30, 2005 than in the comparable periods of 2004, primarily because of declining enterprise subscriber customers’ use of the data-only Mobitex network. Most subscriber costs are variable with revenue so that gross profit as a percentage of revenue from these businesses has been stable. We anticipated the shift to the new data networks such as CDMA wireless networks when we acquired these businesses, and after a number of delays we have begun to resell access to new networks. The decrease in enterprise subscriber revenue was partially offset by revenue from client software applications in 2005, including our Rand McNally Traffic application.
      Maintenance revenues on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. The direct costs of maintenance revenue consist primarily of compensation and benefits. The maintenance fees increased to $2.0 million and $5.4 million for the three- and nine-months ended September 30, 2005, respectively, from $1.5 million and $4.3 million, respectively, in the comparable periods of 2004. Maintenance revenues are proportional to the cumulative installed base of our software licenses and systems, and the increase in 2005 is the result of an increase in the installed product base.
      The direct cost of our hosted, subscriber, and maintenance revenue consists primarily of network access, data feed and circuit costs, compensation and benefits, equipment and software maintenance. Some of the labor and circuit costs for our hosted E9-1-1 and carrier services network operations centers vary with the number of Public Service Answering Points (PSAPs) and cell sites to which we are connected, and during 2005 we have incurred increased facilities expenses to support our expanded and renovated principal network operations center. Data access and airtime costs for our subscriber customers declined proportionately to the decline in subscriber revenues. Partially offsetting the decreased data access and airtime costs, labor and contractor costs for hosted services increased during the third quarter of 2005 in connection with start-up work for VOIP E9-1-1 and greater overall volume of E9-1-1 business.
      Our gross profit from commercial hosted, subscriber, and maintenance revenues increased to $8.8 million in the third quarter of 2005 from $7.7 million in 2004’s third quarter, and gross profit was $25.8 million for the nine-months ended September 30, 2005 versus $23.6 million in the comparable period of 2004. Higher profit contributions from hosted services and maintenance more than offset lower profits from subscribers.
Commercial Services Revenue, Cost of Revenue, and Gross Profit
      We provide commercial engineering and consulting services for maintenance of geographic databases. Our services include compiling data from multiple sources, integrating and merging the data, and formatting it to be usable for our customers’ applications. We provide these engineering and consulting services under fixed fee contracts. We generate these revenues from the operations acquired in the Kivera Acquisition in September 2004, so that our Commercial services revenues were negligible for the nine-months ended September 30, 2004. The direct cost of our services revenue consists primarily of compensation, benefits, and data access fees.
      We generated $0.4 million of commercial services revenue and $0.2 million of gross profit from commercial services revenue in the third quarter of 2005 and $1.3 million of revenue and $0.7 million of gross profit for the nine-months ended September 30, 2005.
Commercial Systems Revenue, Cost of Revenue, and Gross Profit
      We sell systems for enhanced subscriber services to wireless carriers, and we sell asset tracking and mobile proof of delivery systems to enterprise customers. These systems are designed to incorporate our licensed software. We design our software to ensure that it is compliant with all applicable standards, notably including the GSM/ UMTS standards for location-based wireless services that are emerging in 2005. We are building our location-based software to comply with emerging standards, and as such, we believe our software is positioned for early adoption by carriers.
      Licensing fees for our carrier software are generally a function of its usage in our customer’s network. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. Systems revenues typically contain multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. Generally, we recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered the software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs or labor hours incurred compared to estimated total labor hours for contracts that have a significant component of third-party materials costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Software license fees billed and not recognized as revenue are included in deferred revenue.
      Revenue from systems sales in our Commercial Applications segment decreased from $4.2 million for the three-months ended September 30, 2004 to $3.1 million for the comparable period of 2005. Revenue from systems sales decreased from $16.5 million for the nine-months ended September 30, 2004 to $11.5 million in the comparable period of 2005.
      The direct cost of our systems revenue consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. The direct cost of our systems revenue contained approximately $0.2 million and $0.6 million of expense related to the amortization of software development costs for the three-and nine-months ended September 30, 2005, respectively, compared to $0.1 million and $0.4 million, respectively, for the comparable periods of 2004. Otherwise, the composition of direct cost of commercial systems revenue for the periods ended September 30, 2004 was comparable to the composition of direct costs discussed for 2005.
      Our commercial systems gross profit was $0.4 million in the third quarter of 2005 versus $1.1 million in the third quarter of 2004 and was $4.2 million for the nine-months ended September 30, 2005 versus $7.9 million in the comparable period of 2004. A larger proportion of high margin license sales in 2004 and the inclusion of a lower margin hardware sale in the third quarter of 2005 resulted in lower margins as a percentage of revenue for both the three-and nine- months ended September 30, 2005 than in the comparable periods of 2004.
      We ascribe the lower revenue and related gross profit in 2005 primarily to later than expected implementation of location-based service technology by wireless carriers, and longer than expected sales cycle times for enterprise proof-of-delivery systems.
Government Segment:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2005 vs. 2004		September 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Hosted, subscriber, and maintenance revenue	$0.1	$—	$0.1	NM	$0.2	$—	$0.2	NM
Services revenue	5.6	3.9	1.7	43%	14.8	10.8	4.0	36%
Systems revenue	6.3	9.7	(3.4)	(35%)	11.6	21.5	(9.9)	(46%)

Government segment revenue	12.0	13.6	(1.6)	(12%)	26.6	32.3	(5.7)	(18%)

Direct cost of hosted, subscriber, and maintenance revenue	—	—	—	NM	—	—	—	NM
Direct cost of services revenue	3.8	2.7	1.1	45%	9.4	6.8	2.6	39%
Direct cost of systems revenue	4.8	6.6	(1.8)	(29%)	8.6	13.8	(5.2)	(37%)

Government segment cost of revenue	8.6	9.3	(0.7)	(8%)	18.0	20.6	(2.4)	(12%)

Hosted, subscriber, and maintenance gross profit	0.1	—	0.1	NM	0.2	—	0.2	NM
Services gross profit	1.8	1.2	0.6	39%	5.4	4.0	1.4	31%
Systems gross profit	1.5	3.1	(1.6)	(48%)	3.0	7.7	(4.7)	(61%)

Government segment gross profit*	$3.4	$4.3	$(0.9)	(21%)	$8.6	$11.7	$(3.1)	(28%)

Segment gross profit as a percent of revenue	28%	32%			32%	37%

*	See discussion of segment reporting in Note 3 to the accompanying unaudited consolidated financial statements.
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
Government Hosted, Subscriber, and Maintenance Revenue, Cost of Revenue, and Gross Profit:
      In late 2004, we began offering basic and extended maintenance contracts on our systems. These maintenance fees are collected in advance and recognized ratably over the maintenance period. The direct costs of maintenance revenue consist primarily of compensation and benefits. These contracts yielded approximately $0.1 million of revenue and gross profit in the third quarter of 2005 and $0.2 million of revenue and gross profit for the nine-months ended September 30, 2005.
Government Services Revenue, Cost of Revenue, and Gross Profit:
      Government services revenue primarily consists of communications engineering, program management, help desk outsource, network design and management for government agencies. Our Government segment also operates teleport facilities for data connectivity via satellite to and from North and South America, as well as Africa and Europe. Most such services are delivered under time and materials contracts. For fixed price service contracts, we recognize revenue using the proportional performance method. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized.
      Services revenues increased to $5.6 million for the three-months ended September 30, 2005 from $3.9 million for the comparable period of 2004, and for the nine-month periods, services revenues were $14.8 million in 2005 versus $10.8 million in 2004. These increases throughout 2005 were generated by new and expanded-scope contracts resulting from increased sales emphasis on these types of projects and cross-marketing of the network and management capabilities of our Commercial Applications segment to Government segment customers.
      Direct cost of government service revenue consists of compensation, benefits and travel incurred in delivering these services, and these costs increased as a result of the increased services volume in 2005.
      Our gross profit from government services increased to $1.8 million in the third quarter of 2005 from $1.2 million in the comparable period of 2004. Similarly, gross profit increased to $5.4 million for the nine-months ended September 30, 2005 from $4.0 million in the comparable period of 2004, due to higher revenue volume. Gross profit as a percentage of revenue remained about the same in 2005 and 2004 for both the three- and nine-months periods ended September 30.
Government Systems Revenue, Cost of Revenue, and Gross Profit:
      We generate systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable communications systems, and integration of those systems into customer networks. Our principal government systems sales are of our SwiftLink® product line, which are lightweight, secure, deployable communications systems, to units of the U.S. Departments of State, Justice, and Defense and other agencies. We recognize contract revenue as billable costs are incurred and for fixed-price product delivery contracts using the percentage-of-completion method, measured by either total labor hours or total costs incurred compared to total estimated labor hours or costs. Labor hours are used as a measure of progress for projects that contain a significant amount of third party materials costs. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Systems sales in our Government segment decreased from $9.7 million for the three-months ended September 30, 2004 to $6.3 million in the comparable period of 2005. Systems revenue decreased from $21.5 million for the nine-months ended September 30, 2004 to $11.6 million in the comparable period of 2005. The fluctuation in systems revenues between periods is primarily due to decreased unit sales of our SwiftLink® and deployable communications systems throughout 2005 compared to the same period of 2004. We believe that government procurement patterns for our systems have been affected by the shift from greater mission-leader flexibility during the acute wartime environment of 2002 and 2003 to the more budget-conscious environment in 2005 to date. Our technology remains the de facto standard for the US special operations community and the pipeline for the fourth quarter represents the largest backlog at any time during 2005.
      The cost of our government systems revenue consists of compensation, benefits, travel, satellite “space segment” and airtime, and costs related to purchased equipment components, and the costs of third-party contractors that we engage. These equipment and third-party costs are variable for our various types of products, and margins may fluctuate between periods based on the respective product mixes.
      Our government systems gross profit declined to $1.5 million in the third quarter of 2005 from $3.0 million in the comparable period of 2004, and gross profit for the nine-months ended September 30, 2005 declined to $3.0 million from $7.7 million for the comparable period of 2004, mainly as a result of lower systems sales volume.
Major Customers
      For both the three- and nine-months ended September 30, 2005, customers that accounted for 10% or more of total revenue were Verizon Wireless and various U.S. Government agencies. The loss of either of these customers would have a material adverse impact on our business. The same two customers also accounted for 10% or more of total revenue for the comparable periods of 2004. Verizon Wireless is a customer of our Commercial Applications segment, and the various U.S. government agencies are customers of our Government segment.
Revenue Backlog
      As of September 30, 2005, we had unfilled orders, or backlog, of approximately $132 million, of which $82 million related to our Commercial Applications segment and $50 million related to our Government segment. We expect to realize approximately $24 million of this backlog in the balance of this year and $66 million of this backlog in the next twelve months, up from $57 million within 12 months at June 30, 2005. The remaining backlog primarily represents the balance of multi- year contracts for our service bureau and government customers. Total company backlog at September 30, 2004 was $87 million.
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
Operating Expenses
Research and development expense:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2005 vs. 2004		September 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Research and development expense	$3.6	$4.8	$(1.2)	(25%)	$11.8	$14.4	$(2.6)	(18%)
Percent of total revenue	10%	13%			12%	13%
      Our research and development expense consists of compensation, benefits, travel costs, and a proportionate share of facilities and corporate overhead. The costs of developing software products are expensed prior to establishing technological feasibility. Technological feasibility is established for our software products when a detailed program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products including software hosted in our network operations center. These costs primarily include compensation and benefits as well as costs associated with using third-party laboratory and testing resources. We expense such costs as they are incurred unless technological feasibility has been reached and we believe that the capitalized costs will be recoverable.

      The expenses we incurred relate to software applications which are being marketed to new and existing customers on a global basis. Throughout the nine-months ended September 30, 3005 and 2004, respectively, research and development was primarily focused on cellular and hosted location-based applications, blending the technology of our existing products while incorporating aspects from our 2004 acquisitions, and enhancing client deliverables.
      For the three- and nine-months ended September 30, 2005, we capitalized $1.1 million and $2.3 million, respectively, of software development costs for certain software projects in accordance with the above policy. The capitalized costs relate to our location-based software, our mobile asset management software, our Voice over IP E9-1-1 service, and our international financial market data. These costs will be amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, which is never greater than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount.
      We believe that these capitalized costs will be recoverable from future gross profits generated by these products. Prior to the second quarter of 2005, our estimates did not sufficiently demonstrate future realizability of our software development costs expended on such products; and accordingly, all such costs were expensed as incurred.
Sales and marketing expense:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2005 vs. 2004		September 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Sales and marketing expense	$3.3	$3.1	$0.2	7%	$10.6	$9.6	$1.0	11%
Percent of total revenue	9%	8%			11%	9%
      Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationship with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to the U.S. Government primarily through direct sales professionals. Sales and marketing costs increased through the third quarter of 2005 compared to 2004, primarily as a result of adding additional Government segment sales personnel at the end of 2004, and increased public relations fees in 2005.
General and administrative expense:

	Three Months					Nine Months
	Ended					Ended
	September 30,		2005 vs. 2004			September 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%		2005	2004	$	%

General and administrative expense	$4.8	$5.1	$(0.3)	(7%	)	$14.8	$14.4	$0.4	3%
Percent of total revenue	14%	14%				16%	13%
      General and administrative expense consists primarily of compensation costs and other costs associated with management, finance, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The decrease in the third quarter of 2005 was due to the timing of indirect expenses, while the slight increase in year-to-date expenses is due to increased professional fees in the first and second quarters of 2005.

Non-cash stock compensation expense:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2005 vs. 2004		September 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Non-cash stock compensation expense	$0.2	$0.2	$—	NM	$0.6	$1.0	$(0.4)	(41%)
      Non-cash stock compensation expense is comprised of expenses related to incentive stock options granted to employees and directors prior to our initial public offering and expense related to restricted stock granted to directors and certain key executives in 2003 and 2005. Net loss for the three-months ended September 30, 2005 is comprised of $0.2 million of non-cash stock compensation expense related to the restricted stock grants. Net loss for the three- months ended September 30, 2004 includes $0.1 million of non-cash stock compensation expense related to the options granted prior to our initial public offering and $0.1 million of non-cash stock compensation expense related to the restricted stock grants. Net loss for the nine-months ended September 30, 2005 and 2004 includes $0.1 million and $0.5 million, respectively, of non-cash stock compensation expense related to the options granted prior to our initial public offering and $0.5 million and $0.5 million, respectively, of non-cash stock compensation expense related to the restricted stock grants. Non-cash stock compensation expense constitutes portions of our direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in the table presented with our unaudited Consolidated Statement of Operations presented elsewhere herein.
      As a result of a recent change in the relevant accounting standards, effective January 1, 2006, we will begin to recognize expense for all stock options granted to employees, including those issued at an exercise price equal to the fair market value of our Class A Common Stock on the date of grant. We do not currently recognize expense for such options in our Consolidated Statement of Operations. As described in Note 1 to our unaudited Consolidated Financial Statements presented as Part I in this Quarterly Report on Form 10-Q, had we adopted the revised standard prior to September 30, 2005, the impact would have been as described in the disclosure of pro forma net loss and loss per share in Note 7 to those unaudited Consolidated Financial Statements.
      As described in Note 9 to our unaudited Consolidated Financial Statements, our Board of Directors adopted resolutions to accelerate the vesting of certain outstanding, unvested “out-of-the-money” stock options. The accelerated vesting provisions apply to all options with an exercise price of $6.00 or greater. As a result, options to purchase 1,455,000 shares of our stock became fully exercisable as of October 28, 2005.
      The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these options upon the adoption of Statement No. 123(R), which we are required to adopt on January 1, 2006. Statement No. 123(R) will require that compensation expense associated with stock options be recognized in the statement of operations rather than as a pro forma footnote disclosure in our consolidated financial statements. The acceleration of the vesting of these options will eliminate the future non-cash stock compensation expense associated with these outstanding options. We estimate that the related future compensation expense to be recorded under Statement No. 123(R) that is eliminated as a result of the acceleration of vesting these options is approximately $1.2 million.
Depreciation and amortization of property and equipment:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2005 vs. 2004		September 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Depreciation and amortization of property and equipment	$2.3	$2.0	$0.3	13%	$6.6	$5.7	$0.9	17%
Average gross cost of property and equipment during the period	$49.4	$41.6	7.8	16%	$48.1	$38.0	10.1	21%
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
Amortization of acquired intangible assets:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2005 vs. 2004		September 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Amortization of acquired intangible assets	$0.7	$0.5	$0.2	28%	$2.2	$1.6	$0.6	36%
      The acquired intangible assets associated with the Enterprise and Kivera acquisitions are being amortized over their useful lives of between three and five years using the greater of the straight-line method or the revenue curve method. Amortization of acquired intangible assets increased through the third quarter of 2005 due to the inclusion of amortization expense for the intangible assets acquired in the Kivera acquisition.
      The increase in the amortization expense for the nine-months ended September 30, 2005 is also the result of the finalization of the purchase price allocation for the Enterprise Acquisition during the first quarter of 2005. As a result of the finalization, we reclassified a gross amount of approximately $0.5 million to acquired intangible assets and software development costs from goodwill as of January 1, 2005. We believe the final purchase price allocation accurately reflects the value of the intangible assets acquired. The cumulative impact on amortization expense relating to prior periods from the revision of these valuations was $0.2 million, which was recorded as additional amortization expense in the first quarter of 2005.
Interest expense:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2005 vs. 2004		September 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Interest expense incurred on notes payable and line of credit	$0.1	$0.2	$(0.1)	(54%)	$0.3	$0.6	$(0.3)	(52%)
Interest expense incurred on capital lease obligations	0.1	0.1	—	NM	0.2	0.2	—	NM
Interest expense incurred on convertible subordinated debentures	—	0.1	(0.1)	NM	—	0.3	(0.3)	NM
Amortization of deferred financing fees	—	0.1	(0.1)	NM	0.3	0.3	—	NM
Amortization of debt discount	—	0.2	(0.2)	NM	—	0.9	(0.9)	NM

Total interest expense	$0.2	$0.7	$(0.5)	(63%)	$0.8	$2.3	$(1.5)	(67%)
      Interest expense is incurred under notes payable, an equipment loan, a line of credit, and capital lease obligations. Interest, under the terms of our notes payable, is primarily at stated interest rates of 7.75% per annum while the equipment loan is at 5.5% per annum and any line of credit borrowing is at variable rates equal to 8% per annum as of September 30, 2005. As described in Note 8 to our unaudited Consolidated Financial Statements presented as Part I in this Quarterly Report on Form 10-Q, as of October 14, 2005 we had reached an agreement to amend and extend our line of credit. The amended line of credit expires in September 2008, our maximum line of credit increases from $15 million to $22 million, subject to borrowing base limitations, and the interest rate charged increases from prime plus 1% to prime plus 1.25% on drawings under the line. Our amended line of credit also contains certain modifications to the covenants for the line, which are detailed below in Liquidity and Capital Resources.

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
      In January 2004, we issued a convertible subordinated debenture with a face value of $15 million (the “Debenture”) to fund a portion of the Enterprise Acquisition. Debt discount relates to the amount of discount computed as part of the financing for the Debenture. Such discount was recorded as a reduction of debt and amortized over the life of the convertible subordinated debenture, which was converted prior to December 31, 2004.
      Deferred financing fees relate to the up-front payment of fees to secure our notes payable and our revolving line of credit facility. The amortization of the deferred financing fees for the three- and nine-months ended September 30, 2004 also includes deferred financing fees paid to secure the Debenture. The remaining deferred financing fees for the Debenture were recorded ratably to expense as the Debenture was converted prior to December 31, 2004, and are therefore not included in expense for 2005. All other deferred financing fees are being amortized over the term of the note or, in the case of the amended line of credit, the life of the facility, which now expires in September 2008. Prior to amending the line of credit in October 2005, we had not incurred any deferred financing fees since entering the Debenture in January 2004, and we will begin amortizing the deferred financing fees related to amending the line of credit in October 2005.
      Overall, our interest expense decreased for both the three- and nine-months ended September 30, 2005 compared to the comparable periods of 2004 primarily as a result of the conversion of the Debenture in 2004. As a result of the conversion, we did not recognize any interest on $15 million face value of the Debenture, amortization of the related deferred financing fees, or amortization of debt discount in 2005.
Other income/(expense), net:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2005 vs. 2004		September 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Foreign currency translation gain/(loss)	$—	$0.1	$(0.1)	NM	$(0.3)	$(0.1)	$(0.2)	NM
Loan forgiveness gain	—	—	—	NM	—	0.1	—	NM
Interest income	—	—	—	NM	0.1	0.1	—	NM
Miscellaneous gain/(loss)	—	—	—	NM	—	(0.2)	0.2	NM

Total other income/(expense), net	$—	$0.1	$(0.1)	NM	$(0.2)	$(0.1)	$(0.1)	NM
      Other income/(expense), net consists primarily of foreign currency translation/transaction gain or loss. We record the effects of foreign currency translation on our receivables that are stated in currencies other than our functional currency. The changes in other income/(expense), net are primarily attributable to changes in the foreign currency translation/transaction gain or loss recorded for the period. The other components of other income/(expense), net typically remain comparable between periods, with the exception that no income related to the State of Maryland loan-to-grant is included for the periods ended September 30, 2005 since the entire loan had been forgiven prior to 2005.
Income taxes:
      Because we have generated significant net operating losses since 1999, no provision for federal or state income taxes has been made for the three- or nine-months ended September 30, 2005 or any portion of 2004. We have recorded a full valuation allowance for deferred tax assets as a result of the uncertainty regarding our ability to fully realize our net operating loss carry-forwards and other deferred tax assets.

Net loss:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2005 vs. 2004		September 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%	2005	2004	$	%

Net loss	$(2.2)	$(3.2)	$1.0	32%	$(8.3)	$(5.8)	$(2.5)	(43%)
      Net loss decreased for the three-months ended September 30, 2005 compared to the comparable period of 2004 due primarily to the capitalization of certain research and development expenses deemed realizable during 2005, increased gross profit from our revenue sources, and other factors discussed above. Net loss increased for the nine- months ended September 30, 2005 compared to the comparable period of 2004 due primarily to decreased gross profit from our revenue sources and the other factors discussed above, partially offset by the capitalization of certain research and development expenses deemed realizable during 2005.
Liquidity and Capital Resources

	Nine Months
	Ended
	September 30,		2005 vs. 2004

($ in millions)	2005	2004	$	%

Net cash and cash equivalents provided by (used in):
Operating activities	$1.5	$(6.5)	$8.0	NM
Investing activities	(7.3)	(28.0)	20.7	74%
Financing activities	(4.0)	30.7	(34.7)	NM
Net change in cash and cash equivalents	(9.9)	(3.8)	(6.1)	NM
Acquisitions, net of cash acquired	(0.1)	(24.5)	24.4	99%
Purchases of property and equipment	(3.4)	(5.3)	1.9	35%
Payments under long term debt and lease obligations	(7.5)	(6.4)	(1.1)	(18%)
Proceeds from draws on short term line of credit, net	3.0	5.0	(2.0)	(40%)
Proceeds from issuance of stock and debentures, net	—	30.0	(30.0)	NM
Financing fees from issuance of stock and debentures	(0.1)	(1.7)	1.6	95%
Proceeds from long-term debt	—	2.5	(2.5)	NM
Cash and cash equivalents	8.4	15.0	(6.6)	(44%)
Changes in:
Accounts receivable, net	0.4	(1.5)
Unbilled receivables	(0.8)	(4.8)
Inventory	—	(2.3)
Other current assets	(2.1)	(0.8)
Accounts payable and accrued expenses	1.1	(2.3)
Accrued payroll and related liabilities	(2.3)	(0.1)
Deferred revenue	3.3	1.2
Days revenues outstanding in accounts receivable including unbilled receivables	89	101
      We have funded our operations, acquisitions, and capital expenditures primarily using revenue from our operations as well as the net proceeds from our January 2004 private placement of convertible subordinated debentures and common stock (described below), which generated net proceeds of approximately $19.9 million, our August 2004 placement of our common stock (described below), which generated net proceeds of approximately $8.4 million, leasing, and long-term debt.
      On October 14, 2005, we entered into an agreement with our bank to amend our line of credit. Under the amended agreement, the availability of the line is extended to October 2008, and our borrowing availability is increased from $15 million to $22 million. Borrowings at any time are limited based principally on accounts receivable and inventory levels and a working capital ratio, each as defined in the amended line of credit agreement. Borrowings are also limited by the amount of letters of credit outstanding ($0.9 million at September 30, 2005.) The amended line of credit is secured by substantially all assets of the company, and bears interest at prime plus 1.25% per annum, with a minimum prime rate of 4.25% per annum and a borrowing rate of 8.0% per annum at September 30, 2005. Our amended line of credit contains covenants requiring us to maintain at least $29.5 million of tangible net worth, as defined, and at least $5 million in cash as well as restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock.
      In 2003 we borrowed $2.5 million under the terms of an equipment loan secured by purchased equipment for a term of three years. As of September 30, 2005, approximately $1.0 million was outstanding under the equipment loan, which bears interest at 5.5% per annum and is payable monthly through December 2006 and there was $8.0 million outstanding under our existing line of credit. Taking into account the pro forma impact of the October 14, 2005 amendment discussed above, we had approximately $4.6 million of unused availability under our line of credit and our tangible net worth, as defined, was $33.3 million as of September 30, 2005.
      We currently believe that we have sufficient capital resources, and with cash generated from operations as well as cash on hand will meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months, however there can be no assurance in that regard. We have borrowing capacity available to us in the form of capital leases as well as our bank line of credit arrangement, which was amended on October 14, 2005 as discussed above. Management is evaluating term debt opportunities, and we may also consider raising equity capital. Although we may need to access the capital markets or establish new credit facilities in order to meet our capital and liquidity requirements, we can offer no assurances that we will be able to do so on terms acceptable to us or at all. In the absence of additional capital, and if we do not meet the levels of revenues and gross profits necessary for us to generate a level of cash that we consider adequate, we may need to reduce our research and development or other expenses to meet our cash flow needs over the next year.
      Operating cash flows improved in the first nine months of 2005 primarily as a result of increased cash provided by lower working capital needs, partially offset by lower earnings. Favorable changes in accounts receivable, inventory, accounts payable and accrued expenses, and deferred revenue were partially offset by the unfavorable changes in unbilled receivables, other current assets and accrued payroll.
      Net cash used in investing activities was unusually high in the first nine months of 2004 as a result of the Enterprise Acquisition (described below) and the Kivera Acquisition accounting for a total of $24.5 million, and we spent approximately $5.3 million for capital expenditures during that period. For 2005, significant uses of cash for investing activities were $3.4 million for capital expenditures, $2.3 million for capitalized software development costs, and $1.3 million for increased other long-term assets, principally deposits with our vendors for purchases with long lead-times.
      Net cash provided by financing activities was also unusually high during the first nine months of 2004 as a result of our January and August 2004 financings for the aforementioned acquisitions. These provided net proceeds of approximately $28.3 million. We also received $2.5 million in proceeds from the issuance of notes payable and $5.0 million from a net draw on our revolving line of credit in 2004, which was partially offset by $6.4 million of payments on our notes payable and capital leases. To date in 2005, we have made payments of approximately $7.5 million on our existing borrowings and have made a net draw of $3.0 million on our line of credit.
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
Off-Balance Sheet Arrangements
      As of September 30, 2005, we had standby letters of credit totaling approximately $0.9 million. The standby letters of credit are in support of processing credit card and electronic payments and an outstanding bid.
Contractual Commitments
      As of September 30, 2005, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of September 30, 2005 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total

Notes payable	$2.1	$0.8	$—	$—	$2.9
Line of credit	8.0	—	—	—	8.0
Capital lease obligations	2.8	2.7	—	—	5.5
Operating leases	4.2	7.1	3.5	—	14.8

	$17.1	$10.6	$3.5	$—	$31.2

Related Party Transactions
      None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      We have limited exposure to financial market risks, including changes in interest rates. As discussed above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we have a line of credit that was increased to $22 million as of October 14, 2005. Based on our borrowing activity, a hypothetical 100 basis point adverse movement (increase) in the prime rate for the three- and nine-months ended September 30, 2005 would not have had a significant impact on our consolidated financial position, results of operations or cash flows.
      At September 30, 2005, we had cash and cash equivalents of $8.4 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have increased our net loss for both the three- and nine-months ended September 30, 2005 by approximately $35,000, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

      There have not been any material changes to our interest rate risk as described in Item 7A of our 2004 Annual Report on Form 10-K.
Foreign Currency Risk
      For the three- and nine-months ended September 30, 2005, our foreign subsidiaries generated revenues of $1.2 million and $3.9 million, respectively. As of September 30, 2005, there were total assets of $4.0 million subject to foreign currency translation adjustments. The total average assets subject to exchange rate risk during the three- and nine-months ended September 30, 2005 was approximately $3.9 million and $4.3 million, respectively. A change in the relevant foreign currency exchange rates would not impact our net loss for the periods ended September 30, 2005, as the financial statements of these subsidiaries are prepared in the foreign currency and then revenues and expenses are translated to U.S. dollars at a common exchange rate. A 1% unfavorable change in exchange rates would have decreased our total assets by approximately $40,000 as of September 30, 2005, which would not have a significant impact on our Consolidated Financial Statements.
      For the three-and nine-months ended September 30, 2005, the majority of the revenues generated outside the U.S. by our domestic subsidiaries are denominated in U.S. dollars, and therefore a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of September 30, 2005, the accounts receivable and unbilled receivables for our domestic subsidiaries exposed to foreign currency exchange risk were not material. Transaction losses recorded for the three-months ended September 30, 2005 were not material, and we recorded $0.3 million on foreign currency transaction losses for the nine-months ended September 30, 2005.
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
Changes in Internal Control over Financial Reporting
      In closing the third quarter of 2005, the Company became aware of issues with its documentation and procedures regarding revenue recognition of contracts with multiple element arrangements. Accordingly, we are implementing improvements that we expect will be effective prior to December 31, 2005. The Company believes that its quarterly financial statements presented herein are fairly stated. There were no other changes in internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings
      We are not currently subject to any material legal proceedings other than as previously disclosed in “Item 3. Legal Proceedings” in our 2004 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      (a) On October 14, 2005, we entered into an agreement with our bank to amend and restate our line of credit. Under the amended agreement, the availability of the line is extended to October 2008, and our borrowing availability is increased from $15 million to $22 million. Borrowings at any time are limited based principally on accounts receivable levels and a working capital ratio, each as defined in the amended line of credit agreement. Borrowings are also limited by the amount of letters of credit outstanding ($0.9 million at September 30, 2005). The amended line of credit is secured by accounts receivable and inventory and bears interest at prime plus 1.25% per annum, with a minimum prime rate of 4.25% per annum and a borrowing rate of 8.0% per annum at September 30, 2005. Our amended and restated line of credit contains customary terms and conditions along with covenants requiring us to maintain at least $29.5 million of tangible net worth, as defined, and at least $5 million in cash as well as restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of certain indebtedness), guarantee debt, distribute dividends, and repurchase our stock. We are in compliance with all covenants to the amended agreement. The Credit Agreement is attached as Exhibit 10.46 to this Quarterly Report on Form 10-Q.
      (b) None.

Item 6.	Exhibits

Exhibit
Numbers	Description

10.46	Second Amended and Restated Loan and Security Agreement by and between the Company and Silicon Valley Bank

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of November 2005.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé

Maurice B. Tosé
Chairman, President and Chief Executive
Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé November 8, 2005	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. November 8, 2005	Senior Vice President and Chief Financial Officer (Principal Financial Officer)