Form 10-K
period 2005-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2006-03-16
CIK 1111665

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2005 OR
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
Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, Par Value $0.01 per share
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:     Yes ☐          No ☒
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:     Yes ☐          No ☒
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:     Yes ☒          No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act):     Yes ☐          No ☒
          As of June 30, 2005, the aggregate market value of the Class A Common Stock held by non-affiliates, as reported on the NASDAQ National Market, was approximately $66,168,233.*
          As of February 28, 2006 there were 31,424,337 shares of Class A Common Stock and 8,010,116 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Definitive Statement related to registrant’s Annual Meeting of	Part III
Stockholders to be held on June 8, 2006
* Excludes 1,843,067 shares of Class A Common Stock and 8,120,001 shares of Class B Common Stock deemed to be held by stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

		Page Number

Part I
Item 1	Business	2
Item 1A	Risk Factors	11
Item 1B	Unresolved Staff Comments	22
Item 2	Properties	22
Item 3	Legal Proceedings	23
Item 4	Submission of Matters to a Vote of Security Holders	23
Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6	Selected Financial Data	26
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A	Qualitative and Quantitative Disclosure About Market Risk	43
Item 8	Financial Statements and Supplementary Data	43
Item 9	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	43
Item 9A	Controls and Procedures	43
Part III
Item 10	Directors and Executive Officers of the Registrant	46
Item 11	Executive Compensation	46
Item 12	Security Ownership of Certain Beneficial Owners and Management	46
Item 13	Certain Relationships and Related Transactions	46
Item 14	Principal Accountant Fees and Services	46
Part IV
Item 15	Exhibits, Financial Statement Schedules	47
Signatures		F-32
Exhibit Index		F-33
Index to Consolidated Financial Statements		F-1
Ex-4.6
Ex-4.7
Ex-4.8
Ex-4.9
Ex-4.10
Ex-4.11
EX-10.37
EX-10.38
EX-10.39
EX-10.40
EX-12.1
EX-21.1
Ex-23.1
Ex-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

i

     This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Annual Report on Form 10-K include, but are not limited to: (i) that we believe the combined availability of teleport, deployable device, and integration capability from a single source is compelling and that because of our company’s portfolio of software, patented intellectual property and teams of wireless and encryption specialists we believe this gives us a competitive advantage, (ii) we expect to launch other location-based applications in 2006 involving fleet tracking, family finder, and turn-by-turn navigation, (iii) that we plan to continue to develop and sell software and engineered systems which we will deliver through deployment in customer networks or through hosted and subscription business models and we believe that our software is positioned for early adoption by carriers, (iv) wireless growth is expected to continue to increase in all regions around the world for the foreseeable future, (v) both the number of users and messages per individual are projected to increase significantly, (vi) we will continue to develop network software for wireless carriers that operate on all major types of networks, (vii) we will continue to leverage our knowledge of complex call control technology, including Signaling System 7 and Internet protocol standards, to unlock valuable information such as user location, device on/off status and billing and transaction records that reside inside wireless networks, (viii) we will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications, (ix) we intend to continue to selectively pursue acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base, (x) federal agencies, as well as state and local governments, are increasingly contracting with specialist teams for functions such as network management, and for long-term projects such as software development and systems integration, (xi) that we expect to realize $59.1 million of backlog within the next 12 months, (xii) that we expect to complete the sale of the Enterprise division by the end of 2006, (xiii) our belief that we have sufficient capital resources to meet our anticipated cash operating expenses, working capital and capital expenditure and debt services needs for the next twelve months, and (xiv) our belief that our capitalized research and development expense will be recoverable from future gross profits generated by the related products. Other such statements include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach profitability as early as anticipated or at all, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) develop software without any errors or defects, (vi) protect our intellectual property rights, (vii) implement our business strategy, (viii) realize backlog, and (ix) achieve continued revenue growth in the foreseeable future for our E9-1-w1 business. This list should not be considered exhaustive.
     These forward-looking statements relate to our plans, objectives and expectations for future operations. We base these statements on our beliefs as well as assumptions made using information currently available to us. In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this document should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Revenues, results of operations, and other matters are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Annual Report on Form 10-K as a result of factors discussed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, the matters discussed in “Risk Factors Affecting Our Business and Future Results”, which are included in Item 1A, and those factors discussed elsewhere in this Annual Report on Form 10-K including, changes in economic conditions, technology and the market in general, and our ability to adapt our products and services to these changes. We undertake no obligation to release publicly the results of any future revisions we make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

Item 1.	Business
Recent Developments
     In 2004 and 2005, our Commercial Applications segment included a division called the Enterprise division, consisting of assets that we acquired in 2004 from Aether Systems, Inc. On December 29, 2005, our Board of Directors resolved to offer the Enterprise assets for sale, and we have engaged an investment bank that is actively marketing the assets of the Enterprise division. As a result, the Enterprise division has been reclassified in our Consolidated Financial Statements as discontinued operations for accounting purposes in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We expect to complete the sale of these assets by the end of 2006. The Enterprise division will continue to be a part of our business until it is sold.
     On March 10, 2006, pursuant to a note purchase agreement dated the same date, we issued and sold to two institutional lenders (i) $10 million in aggregate principal amount of secured notes due March 10, 2009, which bear cash interest at the rate of 14% per annum, or non-cash interest, in the form of additional notes, at the rate of 16% per annum, at our option, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. We received net cash proceeds of approximately $9.3 million from this transaction, which are intended to be used for general corporate purposes.
Overview
     TeleCommunication Systems, Inc. develops and applies highly reliable wireless data communications technology, with emphasis on location-based services such as enhanced 9-1-1 (E9-1-1) for wireless carriers and Voice over Internet Protocol (VoIP) service providers.
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
     Our business is conducted through two operating segments, Commercial Applications (65% of 2005 revenue) and Government (35% of 2005 revenue). In addition, our business includes the Enterprise division, which we are currently in the process of selling. See discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K for additional segment information.
     Commercial Applications Segment: Our carrier software system products enable wireless carriers to deliver short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. We provide E9-1-1 services, commercial location-based services, and inter-carrier text message distribution services on a hosted, or service bureau basis, that is, customers use our software functionality through connections to and from our network operations centers, paying us monthly based on the number of subscribers, cell sites, or call center circuits, or message volume. As of December 31, 2005, we provide hosted services under contracts with 36 wireless carrier networks, as well as VoIP service providers. We also earn subscriber revenue through wireless applications including our Rand McNallytm Traffic application which is available via all major U.S. wireless carriers. We earn carrier software-based systems revenue through the sale of licenses, deployment and customization fees and maintenance fees. Pricing is generally based on the volume of capacity purchased from us by the carrier. As of December 31, 2005, we had deployed 85 software systems for our customers in wireless carrier networks around the world, including those of Verizon Wireless, Vodafone, T-Mobile, Telefonica and its affiliate Vivo, Alltel, and Hutchison Whampoa’s “3” brand third generation networks. We also provide carrier technology on a hosted or service bureau basis.

     Government Segment: Since our founding in 1987 we have provided communication systems integration, information technology services, and software solutions to the U.S. Department of Defense and other government customers. We also own and operate secure satellite teleport facilities, and resell access to satellite airtime (known as space segment.) We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink® deployable communication systems which incorporate high speed, satellite, and internet protocol technology. More than 600 of our SwiftLink® deployable communication systems are in use for security, defense, and law enforcement around the world. We believe that the combined availability of teleport, deployable device, and integration capability from a single source is uniquely compelling.
     Enterprise Division. The Enterprise division, formerly part of our Commercial Applications segment, generates subscriber revenue as a reseller of Research in Motion’s BlackBerry® devices and service, and as a provider of wireless client device software applications, including real-time wireless delivery of financial market data . The Enterprise division software uses a proprietary Fusiontm behind-the-enterprise-firewall platform uniting messaging, synchronization and web technologies, and its 20/20 Deliverytm application enables package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery. We are currently offering the Enterprise division’s assets for sale. However, the division will continue to be a part of our business until it is sold. See “Recent Developments” above.
     We currently have 40 patents, primarily for wireless messaging and location technology, and over 100 patent applications pending. We employ 629 people.
     Swiftlink®, Xypoint®, Enabling Convergent Technologies® Wireless Internet Gatewaytm, 20/20 Deliverytm, Fusiontm, and mobeotm are trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Annual Report on Form 10-K also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.
I. Commercial Applications Segment:
A. Commercial Product and Service Offerings
     1. Commercial hosted, subscriber, and maintenance services. We own and lease network operation centers that host software for which customers make recurring monthly usage payments. Our hosted offerings include wireless and Voice over IP E9-1-1, commercial location-based applications, and financial market data applications. Through wireless carriers, we sell subscriptions to services using our client software applications such as Traffic Matterstm, sometimes in collaboration with owners of related brand names such as Rand McNally.

a. Hosted Location-Based Services, including E9-1-1. Our E9-1-1 service bureau works with wireless carriers and local emergency services in compliance with the Federal Communication Commission requirements. When a wireless subscriber covered by this service makes an E9-1-1 call from his or her wireless phone, the software (1) identifies the call as an emergency call, (2) accesses the handset’s location information from the wireless network (either imprecise or precise), (3) routes the call to the appropriate E9-1-1 jurisdiction, (4) translates the information into a user friendly format, and (5) transmits the data to the local emergency service call center. Our E9-1-1 service operates on a platform that resides at our network operations center in Seattle, Washington with data center redundancy in Phoenix, Arizona. As of December 31, 2005, we are under contract to provide E9-1-1 services to 36 wireless carriers, including Verizon, Cingular and US Cellular. We also provide E9-1-1 service to 6 Voice over IP service providers, including Vonage and VoIP, Inc.

b. Customer subscriptions to application-based services such as Traffic Matterstm. TCS’ strategy is to have a suite of location-based applications that carrier subscribers may select and for which they pay recurring monthly fees. TCS’ first major application launched on multiple U.S. carriers is a real-time traffic application called Traffic Matterstm that is sold under the Rand McNally brand. TCS expects to launch other location-based applications in 2006 involving fleet tracking, family finder, and turn-by-turn navigation.

c. Software and system maintenance. For our installed base of systems in use by customers (see system descriptions below), we provide ongoing operational support, including administration of system components, system optimization and configuration management. Maintenance services include tracking customer support issues, trouble shooting, and developing and installing maintenance releases. We typically provide maintenance services for an annual fee paid in advance, which is priced based on the cumulative license fees we have billed for the systems being supported.
     2. Commercial Services. We provide telematic location database maintenance services for DENSO Corporation of Japan, (a global supplier to the automotive industry) through the compilation of geographic information databases used in Denso’s in-vehicle navigation systems that are in products including Toyota, Lexus, Land Rover and Lincoln brands.
     3. Commercial Licensed Software-based Systems: We design and develop software products for wireless carrier and enterprise networks that enable the delivery of secure and personalized content, services, and transactions to wireless devices. We design our software using industry standards for easy implementation, customization, and interoperability with other network components. Most of our commercial software is now designed and delivered together with third-party software and related hardware, which is integrated into new and existing networks by our engineers. Our commercial software-based system offerings include:

a. Xypoint® Location Platform (XLP) and Applications for Location-based Services: Our Xypoint® Location Platform system interacts with the wireless network to extract location information (the “X/Y” coordinates) of the user’s device. In order to determine a user’s location with sufficient precision for public safety compliance and for commercial location-based applications, our technology interacts with network triangulation software which some carriers have added to cell towers and switches in the network; it can also work with networks that have incorporated Assisted GPS systems that use Global Positioning System (GPS) chips in user handsets. Our platform also provides privacy controls so that the wireless device user controls access to the user’s location information. The “X/Y” information extracted from networks by our XLP is used by application software including E9-1-1, driving directions, identification of locations near the end user (such as gas stations, restaurants, or hotels), and locating other network subscribers near the user’s current position.

b. Short Message Service Center and Wireless Messaging Gateway. Our Short Message Service Center software enables users to send and receive text or data messages to and from wireless devices. It provides wireless carriers efficient two-way data delivery and supports major industry standards for wireless communications. Our Wireless Messaging Gateway is a portal for two-way data communication between users of wireless networks and the Internet. The Wireless Messaging Gateway allows users to customize the services they receive on wireless devices by setting up a user profile through a single Internet-based procedure. Wireless carriers can access these user profiles and usage data to gain a better understanding of customer behavior. The Wireless Messaging Gateway allows additional wireless applications to be added as desired, as well as personalization, instant messaging and spam-blocking capabilities that can be independently customized by the end-user.
B. Commercial Market Opportunities and Strategy
     We plan to continue to develop and sell software and engineered systems which we will deliver through deployment in customer networks or through hosted and subscription business models. Our development investment is focused on the delivery of Internet content, proprietary third-party content, short messages, location information, corporate network data and other enhanced data-communication services to and from wireless devices. The following trends are driving demand for our products and services:

Growth in Wireless and Voice over Internet Protocol (VoIP) Subscribers. The use of wireless communications has increased significantly in recent years, driven by expanded wireless network coverage, upgraded high-speed digital wireless networks, more affordable wireless communications service plans, and higher quality and less expensive wireless devices. Likewise, VoIP service offers cost advantages over traditional wireline service. Wireless growth is expected to continue to increase in all regions around the world for the foreseeable future. Driving this growth is the replacement of landline connections with wireless connections. Some households are now using cellular phones exclusively. This is especially true for young adults, but also true in developing countries where wireless may often be the only means of communications.

The FCC’s E9-1-1 Mandates. We are one of the two leading providers of E9-1-1 service to wireless and VoIP service providers in the U.S. The ability to call for help or communicate with family members in need is the primary reason many people cite for having a wireless phone. A key to enhancing personal safety through a cell phone is the availability of E9-1-1 wireless capabilities. In 1996, the Federal Communications Commission (FCC) mandated the adoption of E9-1-1 technology by wireless carriers. In June 2005, the FCC ordered providers of interconnected VoIP service to provide E9-1-1 services to all of their customers as a standard feature of the service, rather than as an optional enhancement. The FCC requires carriers to issue quarterly reports as to their progress and compliance with FCC-mandated deployment schedules. We are under long-term contracts, usually three to five years, with 36 wireless and 6 VoIP service providers, including all of the four largest wireless carriers in the United States.

Cellular Network Improvements to Third Generation Capabilities. Mobile operators are deploying high-speed data networks based on third generation technologies that, in many cases, equal or surpass data rates that are typically available for residential wireline users. The deployments of these high-speed wireless data networks have made it possible for individuals and enterprises to “wireless-enable” many services that previously required a wireline connection, such as connecting to the Internet and accessing corporate data outside the office. Our company’s location-based technology and applications incorporating map graphics take advantage of these network enhancements.

Improving Wireless Device Functionality. Manufacturers continue to increase the functionality of mobile devices including phones and personal digital assistants through higher resolution, color screens, and increased computing capability for sophisticated applications. These devices enable the user to take advantage of the high-speed data networks for Internet and data usage. Broad adoption of location-based services (LBS) has required, among other things, handsets incorporating components for interoperation with Global Positioning System satellites and with LBS network components that we have developed and provide.

Growing Use of Commercial Location-Based Wireless Services (LBS). A driver of wireless communications growth is the delivery of timely, highly specialized, interactive and location-specific information. Technology incorporated in a growing number of networks and handsets now enables determination of the handset’s location with sufficient precision to allow useful applications beyond public safety’s E9-1-1. Wireless users benefit from the ability to receive highly customized location-specific information in response to their queries or via targeted opt-in content delivered to the wireless device. Enterprises benefit from wireless location technology by utilizing routing and tracking applications for their mobile field forces. Our software provides wireless location solutions to mobile operators today through our Xypoint® Location Platform (XLP.) This technology is being used, via interconnection with XLP systems hosted in our company’s network operations, by Sprint in the U.S. and Iusacell in Mexico. Our XLP systems are deployed in six of Hutchison Whampoa’s “3”tm networks, Telefonica’s Vivo network in Brazil, and the Altel network in Kazakhstan.

Growing Use of Short Messaging, E-mail and Internet Applications. E-mail and short messaging services (SMS) are increasingly important means of communication, with both the number of users and messages per individual projected to increase significantly. Mobile operators in the United States are experiencing rapid SMS traffic growth, according to statistics from mobile operators. The Internet and internal corporate data networks, or intranets, have emerged as global communications channels that allow users to share information and conduct business transactions electronically. We provide solutions for mobile operators to receive and route e-mail and SMS messages through our Short Message Service Center and Wireless Messaging Gateway systems.

Growing Use of Secure Wireless Communications and Location Technology for Defense, Intelligence and Homeland Security. Wireless communications and location technology are key initiatives within the federal government for both security and supply-chain management. As was dramatically illustrated during

2005 by Hurricane Katrina, wireless communications in emergencies are of paramount importance, as emergency personnel need to be able to communicate and share information across agencies and departments where wireline systems may be unavailable. We believe that our expertise in the areas of wireless E9-1-1, location and messaging services, and secure satellite communications can be leveraged to provide the needed wireless infrastructure for the U.S. Departments of Homeland Security and Defense and we are currently pursuing opportunities to provide such products and services. Our SwiftLink® deployable communication systems are also increasingly used by military and other government agencies around the globe for communications in times of emergencies. SwiftLink® is designed to provide secure voice and data communications through encrypted satellite links.

     The key elements of our commercial strategy are to:

•	Focus our Software and Integration Resources on Evolving Carrier Network Capabilities. Mobile operators and the federal government increasingly seek integrated solutions that can harness both messaging capabilities of networks and location information of end-users. We are well positioned to address the evolving integration needs of our commercial and government clients through our demonstrated expertise in both messaging and location determination. Mobile operators have made large capital expenditure investments in infrastructure for wireless data and location determination technologies. While originally envisioned as separate technologies, messaging and location determination technologies can be integrated to provide value-added services and applications for the operators’ end-users.

•	Expand Our Sales and Marketing Capabilities. We are developing relationships with communication infrastructure providers in order to expand our sales channels for our carrier software products and services. We have historically leveraged our strategic relationships with original equipment manufacturers to market our Commercial Applications segment products to wireless carriers worldwide. We are adding partnerships for our location technologies.

•	Grow Our Wireless Carrier and Voice Over IP Customer Base. We now serve or are under contract with 36 wireless carrier networks in 15 countries, and with 6 VoIP service providers. We intend to expand our domestic and international carrier base by capitalizing on our relationships with original equipment manufacturers and establish new distribution partnerships and by expanding our own sales and marketing initiatives. We will continue to develop network software for wireless carriers that operate on all major types of networks.

•	Leverage Our Expertise in Accessing Information Stored Inside Wireless Networks. We will continue to leverage our knowledge of complex call control technology, including Signaling System 7 and Internet protocol standards, to unlock valuable information such as user location, device on/off status, and billing and transaction records that reside inside wireless networks and are difficult to retrieve and utilize. Using this information, we intend to expand the range of capabilities that wireless data technology can accomplish for our customers.

•	Develop and Enhance Our Technology. We will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications. As of January 1, 2006, our staff included more than 350 technical personnel who specialize in wireless network and client software development, hosted wireless operations and integrated network solutions. We also have research and development relationships with wireless handset manufacturers, wireless carriers, and content and electronic commerce providers. Our Xypoint® platform architecture efficiently integrates our presence, location, call control and messaging technology, resulting in reduced costs, increased reliability, more efficient deployments, compatibility with our existing products and a migration path to third-generation services.

•	Pursue Select Acquisitions. We intend to continue to selectively pursue acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base.

II. Government Segment:
A. Government Products and Services
     1. Government Services. In addition to maintenance services, which we began selling in 2005, generating monthly, usage-based revenue for indefinite periods, we enter into fee-for-service contracts under which revenue is generated based on contract labor billing rates or based on fixed fees for deliverables. These services, typically under multi-year contracts or contract vehicles, include:

a. Network Operation Support. We design, install, and operate networks that integrate computing and communications, including systems that provide communications via both satellite and terrestrial links. We can provide complete network installation services from cabling infrastructure to complex communications system components. We also provide ongoing network operation and management support services under multi-year contracts with government customers.

b. Custom Software. We develop custom software applications to support specific customer requirements. We have historically tailored enhancements of our software products for wireless carrier customers and developed custom applications for government agencies.

c. Secure Satellite Teleport Data Landing and Transmission Services. We own and operate high-speed satellite communications teleports in Baltimore, Maryland and Manassas, Virginia that are connected to the public switched telephone network. These facilities provide transport services for Internet protocol (IP)-based media content consisting of Voice over IP (VOIP), Internet, video and messaging data using Very Small Aperture Terminal (VSAT) satellite technology as part of our communication solutions for our customers.
     2. Government Systems. We have designed and produce SwiftLink®, a lightweight, satellite-based secure communication system, which can be immediately deployed in remote areas where other means of reliable communications may not be available. SwiftLink® provides secure voice, video and data communications for up to eight people and a single person can deploy the system in less than ten minutes, creating critical communication channels from any location around the world. Uses include: emergency response, news reporting, public safety, drilling and mining operations, field surveys and other activities that require remote capabilities for video and data transmission. Integration work which typically accompanies customer purchases of our secure deployable systems is reported together with the system sales revenue. The Broadband Global Area Network upgrade of the Inmarsat satellite constellation, which enables lower cost Internet protocol traffic with broader band capability, expands our opportunity for Swiftlink® sales volume.
B. Government Market Opportunities and Strategy
     Government Outsourcing of Network and Telecom Technical Functions. Federal agencies, as well as state and local governments, are increasingly contracting with specialist teams for functions such as network management, and for long-term projects such as software development and systems integration. Since the founding of our Company, we have built relationships with federal agencies, including the Special Operations Command and the FBI, as well as the State of Maryland and the City of Baltimore. Since early 2004, we have made it a management priority to aggressively expand our base of long-term service contract engagements. We have added experienced sales personnel and enhanced our relationships with systems integrators and specialist vendors such as SAP to expand our penetration of the government service market.
     Expanded Need for Secure, Interoperable Deployable Communication Solutions. During 2005, disaster response efforts in the U.S. Gulf Coast area by the Department of Homeland Security’s Federal Emergency Management Agency illustrated the need for enhanced communication capabilities in such circumstances. Military responders in New Orleans used our Swiftlink® systems to coordinate deployable resources. We are continuing to enhance our deployable communication systems product line to take advantage of the evolving environment, including the benefits of Very Small Aperture Terminal (VSAT) satellite communications architectures where desirable, and the Inmarsat Broadband Global Area Network enhancements to its satellite services.

     Secure Teleport and Integration Capabilities along with Deployable Systems as a Bundled Offering. Government customers can benefit from single-sourcing secure communications solutions which include a secure U.S. landing site for backhaul traffic as well as network engineering expertise and secure remote terminals. We believe that our company enjoys a competitive advantage, because it can offer all of these elements from a single vendor.
     Application of Commercially Proven Technology to Government Solutions. Government customers increasingly are using commercial carrier networks. Procurement officers have expressed a preference for solutions that incorporate proven commercial technology, rather than reliance on government research and development funding. Our company’s portfolio of software, patented intellectual property, and teams of wireless and encryption specialists positions us to tap into this opportunity.
Customers
     Commercial Applications Segment. Our commercial customers include wireless telecommunications carriers in the United States and foreign countries, either directly or through our channel partners. We provide licensed software-based systems, and hosted service bureau offerings in our Commercial Applications segment to carriers around the world. Our wireless carrier customers include Verizon Wireless (17% of total 2005 revenue from continuing operations), Cingular Wireless (10% of total 2005 revenue from continuing operations), US Cellular, Sprint, and the Hutchison Whampoa third generation “3” brand networks. Customers for our Voice Over IP E9-1-1 services include Vonage and Level 3. Our sales efforts target wireless and Voice over IP service providers around the world. The Enterprise division’s customers include Corporate Express and Staples.
     Government Segment. Our major Government segment customers include units of the U.S. Departments of Defense, Justice, and State, the General Services Administration, the City of Baltimore, and Northrop Grumman. In the aggregate, U.S. federal government entities accounted for 17% of total 2005 revenue from continuing operations.
Backlog
     As of December 31, 2005 and 2004, we had unfilled orders, or backlog, as follows:

	December 31,

($ in millions)	2005	2004

Commercial Applications segment	$69.0	$58.0
Government segment	52.8	40.1

Total backlog	$121.8	$98.1

Expected to be realized within 12 months	$59.1	$51.0

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
Sales and Marketing
     We sell our products and services through our direct sales force and through indirect channels. Our direct sales force consists of approximately 40 professionals in the U.S. and Europe. We have also historically leveraged our relationships with original equipment manufacturers (OEMs) to market our commercial systems to wireless carrier customers. These indirect sales relationships include Lucent, Ericsson, Motorola, Symbol,

Intermec, and Qualcomm. During the indirect sales process, as well as during installation and maintenance, we have extensive direct contact with prospective carrier customers.
     We are pre-qualified as an approved vendor for some government contracts, and some of our products and services are available to government customers via the General Services Administration’s Information Technology Schedule 70. We collaborate in sales efforts under various arrangements with integrators including Anteon and SAP. Our marketing efforts also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.
Competition
     The markets for our products and services are competitive. The adoption of industry standards may make it easier for new market entrants to compete with us. We expect that we will continue to compete primarily on the basis of the functionality, breadth, time to market, ease of integration, price, and quality of our products and services. The market and competitive conditions are continually developing. Our software products compete with many similar products provided by other companies. It is difficult to present a meaningful comparison between our competitors and us because there is a large variation in revenue generated by different customers, different products and services, as well as the different combinations of products and services offered by our competitors. We cannot, therefore, quantify our relative competitive position.
     Our current and potential competitors include:

•	Commercial Applications Segment. Intrado, Openwave, Logica CMG, Huawei Technologies, Comverse, NEC, InfoSpace. Enterprise division competitors include IBM, Bloomberg, and UPS Logistics.

•	Government Segment. Computer Sciences Corporation; Electronic Data Systems Corporation; Keane, Inc.; Northrop Grumman; Turtle Mountain Communications, Inc.
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
Research and Development
     Our success depends on a number of factors, which include our ability to identify and respond to emerging technological trends in our target markets, to develop and maintain competitive products, to enhance our existing products by adding features and functionality that differentiate the products from those of our competitors, and to bring products to market on a timely basis and at competitive prices. As of January 1, 2006, our research and development staff included more than 350 professionals who specialize in wireless network and client software development. Since 1996, we have made substantial investments in wireless application research and development, most of which has been devoted to the development of carrier and enterprise network software products and services. We are primarily focusing our current research and development investments in cellular location-based technology, including E9-1-1 technology. We actively support existing telecommunications standards and promote new telecommunications standards in order to expand the market for wireless data. In 1996, we co-founded the Intelligent Network Forum, an organization dedicated to expanding the role of intelligent networks in telecommunications. As part of our strategy to expand the role of short messaging, we co-founded the Short Message Peer-to-Peer Forum in 1999. For the years ended December 31, 2005, 2004, and 2003, our research and development expense in continuing operations was $13.9 million, $18.0 million, and $16.9 million, respectively.
     Certain of our government customers contract with us from time to time to conduct research on telecommunications software, equipment and systems.
Intellectual Property Rights
     We rely on a combination of patent, copyright, trademark, service mark, and trade secret laws and restrictions to establish and protect certain proprietary rights in our products and services.
     We currently hold over 40 issued patents relating to wireless text messaging, inter-carrier messaging, number portability, GPS ephemeris data, emergency public safety data routing and electronic commerce. We have filed more than 100 additional patent applications for certain apparatus and processes we believe we have invented to enable key features of the locations services, wireless text alerts, Financial Market Data, Short Message Service Center, Prepaid Wireless, mobile-originated data and E9-1-1 network software. There is no assurance that these patent applications will result in a patent being issued by the U.S. Patent and Trademark Office or other patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. Additionally, foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed. We expect to sell four foreign patents along with the sale of the Enterprise division, and royalty-free rights to use some of our domestic patents. In addition, we have engaged an intellectual capital merchant bank to assist us in selling or licensing certain of our patents covering technology that the company does not currently plan to use.
     Under our development agreement with Lucent, we developed the Short Message Service Center software in late 1996. Under the development agreement, we share ownership rights in this software application with Lucent. The scope of each party’s ownership interest is subject to each party’s various underlying ownership rights in intellectual property and also to confidential information contributed to the applications, and is subject to challenge by either party.
     As a member of various industry standard-setting forums, we have agreed to license certain of our intellectual property to other members on fair and reasonable terms to the extent that the license is required to develop non-infringing products under the specifications promulgated by those forums.
Employees
     As of December 31, 2005, we had 629 employees, 620 full-time and 9 part-time. We believe relations with our employees are good. None of our employees is represented by a union.
Geographical Information
     During the fiscal years ended December 31, 2005, 2004 and 2003, our total revenues generated from products and services of our continuing operations in the U.S. were $95.3 million, $90.5 million, and $88.5 million, respectively, and our total revenues generated from products and services outside of the U.S. from our continuing operations were $6.9 million, $6.4 million, and $3.6 million, respectively. As of December 31, 2005 and 2004, essentially all of the long-lived assets of our continuing operations were located in the U.S.
     During the fiscal years ended December 31, 2005 and 2004, total revenues generated from products and services of our Enterprise division in the U.S. were $23.1 million and $39.8 million, respectively, and our total revenues generated from products and services of our Enterprise division outside of the U.S. were $5.0 million and $6.2 million, respectively. As of December 31, 2005 and 2004, our Enterprise division had approximately $2.2 million and $2.8 million, respectively, of assets located outside the U.S.

     We are subject to risks related to offering our products and services in foreign countries. See the information under the heading “Risk Factors — Because our product offerings are sold internationally, we are subject to risks of conducting business in foreign countries” included in Item 1A.

Item 1A.	Risk Factors
You should consider carefully each of the following risks and all of the other information in this Annual Report on Form 10-K and the documents incorporated by reference herein. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected.
Risks Related to Our Business

We have a history of losses and can offer no assurance that we will achieve profitability in the near future.
     We incurred net losses of $11.5 million, $18.5 million and $13.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, we had an accumulated deficit of $161 million. We have never declared or paid cash dividends on our Class A common stock and do not currently anticipate paying any cash dividends on our Class A common stock in the foreseeable future. We expect to incur significant expenses in the near term, especially due to product development, sales and marketing and administrative expenses. Therefore, we will need to generate significant additional revenue and control costs to achieve and sustain profitability on a quarterly or annual basis. If we are not able to increase revenue or control costs, our operating results and profitability could be adversely affected.

Our stock price, like that of many technology companies, has been and may continue to be volatile.
     We expect that the market price of our Class A common stock will continue to be volatile. We are involved in a highly visible, rapidly changing industry and stock prices in our industry and similar industries have risen and fallen in response to a variety of factors, including:

•	announcements of new wireless data communications technologies and new providers of wireless data communications;

•	announcements of the issuance of new patents

•	acquisitions of, or strategic alliances among, providers of wireless data communications;

•	changes in recommendations by securities analysts regarding the results or prospects of providers of wireless data communications;

•	changes in investor perceptions of the acceptance or profitability of wireless data communications; and

•	other global economic uncertainties.

If wireless carriers do not continue to provide additional products and services to their subscribers, our business could be harmed.
     If wireless carriers limit their product and service offerings or do not purchase additional products containing our applications, our business will be harmed. Wireless carriers face implementation and support challenges in introducing Internet-based services via wireless devices, which may slow the rate of adoption or implementation of our products and services. Historically, wireless carriers have been relatively slow to implement complex new services such as Internet-based services. Our future success depends upon a continued increase in the use of wireless devices to access the Internet and upon the continued development of wireless devices as a medium for the delivery of network-based content and services. We have no control over the pace at which wireless carriers implement these new services. The failure of wireless carriers to introduce and support services utilizing our products in a timely and effective manner could reduce sales of our products and services and seriously harm our business.

We may fail to support our anticipated growth in operations which could reduce demand for our services and materially adversely affect our revenue.
     Our business strategy is based on the assumption that the number of customers, the amount of information they want to receive and the number of services we offer will all increase. We must continue to develop and expand our systems and operations to accommodate this growth. The expansion and adaptation of our systems operations requires substantial financial, operational and management resources. Due to the limited deployment of our services to date, the ability of our systems and operations to connect and manage a substantially larger number of customers while maintaining superior performance is unknown. Any failure on our part to develop and maintain our wireless data services as we experience rapid growth could significantly reduce demand for our services and materially adversely affect our revenue.

We could incur substantial costs from product liability claims relating to our software.
     Our agreements with customers may require us to indemnify customers for our own acts of negligence and non-performance. Product liability and other forms of insurance are expensive and may not be available in the future. We cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in sufficient amounts or that our insurer will not disclaim coverage as to a future claim. A product liability or similar claim may adversely affect our business, operating results or financial condition.

Our operating results could be adversely affected by any interruption of our data delivery services or system failure.
     Our E9-1-1, market data, enterprise mobility and mobile asset delivery and logistics operations depend on our ability to maintain our computer and telecommunications equipment and systems in effective working order, and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, sabotage, unauthorized access to our system or similar events. Although all of our mission-critical systems and equipment are designed with built-in redundancy and security, any unanticipated interruption or delay in our operations or breach of security could have a material adverse effect on our business, financial condition and results of operations.
     Furthermore, any addition or expansion of our facilities to increase capacity could increase our exposure to natural or other disasters. Our property and business interruption insurance may not be adequate to compensate us for any losses that may occur in the event of a system failure or a breach of security. Furthermore, insurance may not be available to us at all or, if available, may not be available to us on commercially reasonable terms.

Because we rely on a few key customers, our revenue may decline if we fail to retain those customers.
     To date, the largest customers for our product and service offerings in terms of revenue generated have been Cingular Wireless, US Cellular, Sprint, Hutchison 3G, Verizon Wireless, and the U.S. government. For the fiscal years ended December 31, 2005, 2004, and 2003, each of Verizon Wireless and the U.S. government accounted for 10% or more of our total revenue. For the year ended December 31, 2005, Cingular Wireless also accounted for 10% or more of our total revenue. We expect to generate a significant portion of our total revenue from these customers for the foreseeable future. For the year ended December 31, 2005, the largest customers for our Commercial Applications Segment were Verizon Wireless, US Cellular and Cingular, the largest customers for our Government Segment were various U.S. government agencies, and the largest customers for our Enterprise division were Merrill Lynch, Goldman Sachs, Bank of America, Office Depot and Corporate Express. To date, the attrition rate for enterprise customers from the businesses that we acquired in connection with the acquisition of Aether’s EMS division has been approximately 10% due to technology changes, but we have not experienced any unanticipated customer attrition in the segment. However, we are currently offering the assets of the Enterprise division for sale. If and when this sale is carried out, our customer base will be further reduced. See “Business – Recent Developments”.

     Our growth depends on maintaining relationships with our major customers and on developing other customers and distribution channels. The loss of any of the customers discussed in this paragraph would have a material adverse impact on our business.

Because we rely on key partners to expand our marketing and sales efforts, if we fail to maintain or expand our relationships with strategic partners and indirect distribution channels our license revenues could decline.
     We have announced strategic partnerships with Nokia and Motorola, and are working on additional partnerships to provide supplemental channels for the marketing and sale of our software applications. Our growth depends on maintaining relationships with these partners and on developing other distribution channels. The loss of any of these partners would have a material adverse impact on our business.

Because our business may not generate sufficient cash to fund operations, we may not be able to continue to grow our business if we are unable to obtain additional capital when needed.
     We believe that our cash and cash equivalents including proceeds received from the financing which occurred in March 2006, and our bank line of credit, coupled with the funds anticipated to be generated from operations will be sufficient to finance our operations for at least the next twelve months. Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditures requirements beyond the next twelve months, unanticipated events, such as the failure to sell the Enterprise division, a failure to generate sufficient capital from such a sale, or the failure to license or sell a portion of our intellectual property portfolio, could cause us to fall short of our capital requirements. In addition, such events could cause us to violate our bank line of credit covenants causing the bank to foreclose on the line and/or opportunities may make it necessary for us to return to the public markets, or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements. We cannot assure you that we will be able to raise additional capital in the future on terms acceptable to us, or at all.
     Our bank credit agreement contains a tangible net worth covenant which is required to be met on a monthly basis. In March, 2006 the bank amended our line of credit agreement, reducing the tangible net worth requirement through March 31, 2007, as discussed in the notes to our audited financial statements. The line of credit agreement also contains a subjective acceleration clause which allows the bank to declare the amounts outstanding under the line of credit due and payable if certain material adverse changes occur, as described in the notes to the audited financial statements. Also, the loan document governing the subordinated debt issued in March 2006 contains a cross-default provision that would allow the debt holder to accelerate payment of the subordinated debt if other debt exceeding $2.5 million is declared due and payable. We believe that we will continue to comply with our restrictive covenants under our debt agreements. If our performance does not result in compliance with any of the restrictive covenants, or if our line of credit agreement lender seeks to exercise its rights under the subjective acceleration clause referred to above, we would seek to further modify our financing arrangements, but there can be no assurance that our debt holders would not exercise their rights and remedies under their agreements with us, including declaring all outstanding debt due and payable.

Variations in quarterly operating results due to factors such as changes in demand for our products and changes in our mix of revenues and costs may cause our Class A common stock price to decline.
     Our quarterly revenue and operating results are difficult to predict and are likely to fluctuate from quarter-to-quarter. For example, 2003 revenues of our Government Segment (formerly our Network Solutions Segment) were higher in the second half of the year than in the first half, whereas its 2004 revenues were higher in the first half of the year than in the second. In 2005, Revenues from our Government Segment were significantly higher in the second half of the year than in the first half. In addition, we generally derive a significant portion of wireless carrier license revenue in our Commercial Applications segment from initial license fees. The initial license fees that we receive in a particular quarter may vary significantly. As these projects begin and end, quarterly results may vary. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our Class A common stock. Our quarterly revenues, expenses and operating results could vary significantly from quarter- to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the market price of our stock may fall.
     Additional factors that have either caused our results to fluctuate in the past or that are likely to do so in the future include:

•	changes in our relationships with wireless carriers, the U.S. government or other customers;

•	timing of introduction of new products and services;

•	changes in pricing policies and product offerings by us or our competitors;

•	changes in projected profitability of acquired assets that would require the write down of the value of the goodwill reflected on our balance sheet.

•	costs associated with advertising, marketing and promotional efforts to acquire new customers;

•	capital expenditures and other costs and expenses related to improving our business, expanding operations and adapting to new technologies and changes in consumer preferences; and

•	our lengthy and unpredictable sales cycle.

Growing market acceptance of “open source” software could cause a decline in our revenues and operating margins.
     Growing market acceptance of open source software has presented both benefits and challenges to the commercial software industry in recent years. “Open source” software is made widely available by its authors and is licensed “as is” for a nominal fee or, in some cases, at no charge. For example, Linux is a free Unix-type operating system, and the source code for Linux is freely available.
     We have incorporated some types of open source software into our products, allowing us to enhance certain solutions without incurring substantial additional research and development costs. Thus far, we have encountered no unanticipated material problems arising from our use of open source software. However, as the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products, which could have a material adverse impact on our revenues and operating margins.

Because our product offerings are sold internationally, we are subject to risks of conducting business in foreign countries.
     Wireless carriers in Europe, Asia, Australia, Africa and Central and South America have purchased our products. In addition, a significant portion of the revenue historically generated by our Enterprise division has typically been generated outside the United States. (For information regarding our intention to sell this division, see “Business – Recent Developments.) We believe our revenue will be increasingly dependent on business in foreign countries, and we will be subject to the social, political and economic risks of conducting business in foreign countries, including:

•	inability to adapt our products and services to local business practices, customs and mobile user preferences;

•	costs of adapting our product and service offerings for foreign markets;

•	inability to locate qualified local employees, partners and suppliers;

•	reduced protection of intellectual property rights;

•	the potential burdens of complying with a variety of U.S. and foreign laws, trade standards and regulatory requirements, including the regulation of wireless communications and the Internet and uncertainty regarding liability for information retrieved and replicated in foreign countries;

•	general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relations; and

•	unpredictable fluctuations in currency exchange rates.
     Any of the foregoing risks could have a material adverse effect on our business by diverting time and money toward addressing them or by reducing or eliminating sales in such foreign countries.

We derive a significant portion of our revenue from sales to various agencies of the U.S. government which has special rights unlike other customers and exposes us to additional risks that could have a material adverse effect on our business, financial condition and operating results.
     Sales to various agencies of the U.S. government accounted for approximately 17% of our total revenue for the fiscal year ended December 31, 2005, all of which was attributable to our Government Segment. Our ability to earn revenue from sales to the U.S. government can be affected by numerous factors outside of our control including:

•	The U.S. government may terminate the contracts it has with us. All of the contracts we have with the U.S. government are, by their terms, subject to termination by the U.S. government either for its convenience or in the event of a default by us. In the event of termination of a contract by the U.S. government, we may have little or no recourse.

•	Our contracts with the U.S. government may be terminated due to Congress failing to appropriate funds. Our U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. Any failure by Congress to appropriate funds to any program that we participate in could materially delay or terminate the program and have a material adverse effect on our business.

•	We are subject to procurement and other related laws and regulations which carry significant penalties for non-compliance. We are subject to extensive and complex U.S. government procurement laws and regulations. Failure to comply with these laws and regulations and with laws governing the export of controlled products and commodities, and any significant violations of any other federal law, could subject us to potential contract termination, civil and criminal penalties, and under certain circumstances, suspension and debarment from future U.S. government contracts.
     Additionally, the U.S. government may audit and review our costs and performance on their contracts, as well as our accounting and general practices. The costs and prices under these contracts may be subject to adjustment based upon the results of any audits. Future audits may harm our business.

Because several of our competitors have significantly greater resources than we do, we could lose customers and market share.
     Our business is highly competitive. Several of our competitors are substantially larger than we are and have greater financial, technical and marketing resources than we do. In particular, larger competitors have certain advantages over us which could cause us to lose customers and impede our ability to attract new customers, including: larger bases of financial, technical, marketing, personnel and other resources; more established relationships with wireless carriers; more funds to deploy products and services; and the ability to lower prices of competitive products and services because they are selling larger volumes.
     The widespread adoption of open industry standards such as the Secure User Plane for Location (SUPL) specifications may make it easier for new market entrants and existing competitors to introduce products that compete with our software products. Because our commercial applications segment is part of an emerging market, we cannot identify or predict which new competitors may enter the mobile location services industry in the future. With time and capital, it would be possible for competitors to replicate any of our products and service offerings or develop alternative products. Additionally, the wireless communications industry continues to experience significant consolidation which may make it more difficult for smaller companies, like us, us to compete. Our competitors include application developers, telecommunications equipment vendors, location determination technology vendors and information technology consultants, and may include traditional Internet portals and Internet infrastructure software companies. We expect that we will compete primarily on the basis of price, time to market, functionality, quality and breadth of product and service offerings.
     The Enterprise division that we acquired from Aether in January 2004 has developed software using standard industry development tools. Many of its agreements with wireless carriers, wireless handheld device manufacturers, distributors, and data providers are non-exclusive. Competitors could develop or license the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services.
     These competitors could include wireless network carriers, mobile and/or wireless software companies, wireless data services providers and wireless systems integrators and database vendors. As discussed above, many of our potential competitors have significantly greater resources than we do. Furthermore, competitors may develop a different approach to marketing the services we provide in which subscribers may not be required to pay for the information provided by our services. Competition could reduce our market share or force us to lower prices to unprofitable levels.
     In addition, we are currently offering the Enterprise division for sale. If competitors develop and use similar products and services, this could reduce the attractiveness and value of the Enterprise assets for sale.

While we characterize a significant portion of our revenue as being “recurring” there is no guarantee that we will actually achieve this revenue.
     A significant portion of our revenue is generated from long-term customer contracts that pay certain fees on a month-to-month basis. While we currently believe that these revenue streams will continue, renegotiation of the contract terms or non-renewal of material contracts could cause our recurring revenues to be lower than expected and any growth depends on maintaining relationships with these important customers and on developing other customers and distribution channels.

The loss of key personnel or any inability to attract and retain additional personnel could harm our business.
     Our future success will depend in large part on our ability to hire and retain a sufficient number of qualified personnel, particularly in sales and marketing and research and development. If we are unable to do so, our business could be harmed. Our future success also depends upon the continued service of our executive officers and other key sales, engineering and technical staff. The loss of the services of our executive officers and other key personnel could harm our operations. We maintain key person life insurance on certain of our executive officers. We would be harmed if one or more of our officers or key employees decided to join a competitor or if we failed to attract qualified personnel. Our ability to attract qualified personnel may be adversely affected by a decline in the price of our Class A common stock. In the event of a decline in the price of our Class A common stock, the retention value of stock options will decline and our employees may choose not to remain with us, which could harm our business.
Risks Related to Acquisitions

Our past and future acquisitions of companies or technologies could prove difficult to integrate, disrupt our business, dilute stockholder value or adversely affect operating results or the market price of our Class A common stock.
     We have in the past acquired a number of businesses and technologies, and we may in the future acquire or make investments in other companies, services and technologies. Any acquisitions, strategic alliances or investments we may pursue in the future will have a continuing, significant impact on our business, financial condition and operating results. The value of the companies or assets that we acquire or invest in may be less than the amount we paid if there is a decline of their position in the respective markets they serve or a decline in general of the markets they serve. If we fail to properly evaluate and execute acquisitions and investments, our business and prospects may be seriously harmed. To successfully complete an acquisition, we must:

•	properly evaluate the technology;

•	accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses;

•	integrate and retain personnel;

•	combine potentially different corporate cultures; and

•	effectively integrate products and services, and research and development, sales and marketing and support operations.
     If we fail to do any of these, we may suffer losses, our management may be distracted from day-to-day operations and the market price of our Class A common stock may be materially adversely affected. In addition, if we consummate future acquisitions using our equity securities or convertible debt, existing stockholders may be diluted which could have a material adverse effect on the market price of our Class A common stock.
     In addition, the companies and business units we have acquired or invested in or may acquire or invest in are subject to each of the business risks we describe in this section, and if they incur any of these risks the businesses may not be as valuable as the amount we paid. Further, we cannot guarantee that we will realize the benefits or strategic objectives we are seeking to obtain by acquiring or investing in these companies.

One of the suppliers of wireless services to our Enterprise division has been sued for patent infringement, which raises uncertainty regarding its ability to continue to supply us with these services.
     Research In Motion Limited (“RIM”), which supplies our Enterprise division with hardware and wireless services that are in turn packaged with other services and resold, is engaged in legal proceedings with NTP Inc., which alleges that certain RIM products infringed on patents held by NTP Inc. We understand from press announcements that RIM and NTP have reached a settlement of this dispute, but to the extent such settlement does not mature, this creates uncertainty regarding RIM’s ability to continue to supply the Enterprise division with services. RIM’s inability to supply services to our Enterprise division could increase our loss from discontinued operations and our net losses. RIM is the only producer of the aforementioned hardware and wireless services, and, in the unlikely event that RIM is prohibited from supplying our Enterprise division in the United States or elsewhere as a result of the litigation or otherwise, we would be unable to operate the business of our Enterprise division as it is currently conducted. This would also affect our ability to sell the Enterprise division, as well as the division’s resale value.

An interruption in the supply of products and services that we obtain from third parties could cause a decline in sales of the services from the Enterprise division, and products we purchase to avoid shortages may become obsolete before we can use them.
     In designing, developing and supporting the wireless data services of our Enterprise division, we have relied on wireless carriers, wireless handheld device manufacturers, content providers, software providers and companies that manage some of our other services such as our internal IT operations and customer care services. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our services unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance our current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. In addition, we rely on the ability of our content providers —

including Reuters, the New York Stock Exchange, Inc., the Chicago Board of Trade, the Nasdaq Stock Market, Inc. and the Options Price Reporting Authority — to continue to provide us with uninterrupted access to the news and financial information we provide to our customers. The failure of third parties to meet these criteria, or their refusal or failure to deliver the information for whatever reason could materially harm our business. This would also affect our ability to sell the Enterprise division, as well as the division’s resale value.
Industry Risks

Because the wireless data industry is a new and rapidly evolving market, our product and service offerings could become obsolete unless we respond effectively and on a timely basis to rapid technological changes.
     The successful execution of our business strategy is contingent upon wireless network operators launching and maintaining mobile location services, our ability to create new network software and mobile asset products and adapt our existing network software products to rapidly changing technologies, industry standards and customer needs. As a result of the complexities inherent in our product offerings, new technologies may require long development and testing periods. Additionally, new products may not achieve market acceptance or our competitors could develop alternative technologies that gain broader market acceptance than our products. If we are unable to develop and introduce technologically advanced products that respond to evolving industry standards and customer needs, or if we are unable to complete the development and introduction of these products on a timely and cost effective basis, our business will suffer.
     New laws and regulations that impact our industry could increase costs or reduce opportunities to earn revenue. The wireless carriers that use our product and service offerings are subject to regulation by domestic, and in some cases, foreign, governmental and other agencies. Regulations that affect them could increase our costs or reduce our ability to sell our products and services. In addition, there are an increasing number of laws and regulations pertaining to wireless telephones and the Internet under consideration in the United States and elsewhere.
     The applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, taxation, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws, may have a material adverse effect on our business, results of operations and financial condition. Additionally, modifications to our business plans or operations to comply with changing regulations or certain actions taken by regulatory authorities might increase our costs of providing our product and service offerings and materially adversely effect our financial condition.

Concerns about personal privacy and commercial solicitation may limit the growth of mobile location services and reduce demand for our products and services.
     In order for mobile location products and services to function properly, wireless carriers must locate their subscribers and store information on each subscriber’s location. Although data regarding the location of the wireless user resides only on the wireless carrier’s systems, users may not feel comfortable with the idea that the wireless carrier knows and can track their location. Carriers will need to obtain subscribers’ permission to gather and use the subscribers’ personal information, or they may not be able to provide customized mobile location services which those subscribers might otherwise desire. If subscribers view mobile location services as an annoyance or a threat to their privacy, that could reduce demand for our products and services and have an adverse effect on prospective sales.

Because many providers are not in compliance with current regulatory mandates and because our industry is undergoing rapid technological and regulatory change, our future performance is uncertain.
     The Federal Communication Commission, or FCC, has mandated that certain location information be provided to operators when they receive an E9-1-1 call. Phase I of the FCC’s 9-1-1 mandate required providers to be able to locate wireless E9-1-1 callers within their originating cell sector site and report their callback number by April 1998. Phase II of the FCC mandate required providers to be able to pinpoint the location of all E9-1-1 callers within 125 meters in 67% of all cases by October 1, 2001. Although both the

Phase I and Phase II deadlines have passed, many providers are not currently in compliance with either phase of the FCC’s mandate. Even so, we believe that many public safety jurisdictions are continuing to deploy Phase I technology and when available, we believe they will deploy Phase II technology.
     Carriers’ obligations to provide Phase I and Phase II services are subject to request by public safety organizations. Due to complex regulatory, funding and political issues many public safety organizations have not yet requested this service. As a result, wireless carriers and wireless users may never exhibit sufficient demand for our mobile location services. Technical failures, time delays or the significant costs associated with developing or installing improved location technology could slow down or stop the deployment of our mobile location products. If deployment of improved location technology is delayed, stopped or never occurs, market acceptance of our products and services may be adversely affected.
     In addition, we will rely on third-party providers to manufacture and deploy devices that determine the precise geographic location of wireless users to comply with Phase II of the FCC mandate. The extent and timing of the deployment of our products and services is dependent both on public safety requests for such service and wireless carrier’s ability to certify the accuracy of and deploy the precise location technology. Because we will rely on third-party location technology instead of developing the technology ourselves, we have little or no influence over its improvement. If the technology never becomes precise enough to satisfy wireless users’ needs or the FCC’s requirements, we may not be able to increase or sustain demand for our products and services, if at all.

Our E9-1-1 business is dependent on state and local governments and the regulatory environment for Voice over Internet Protocol (VoIP) services is developing.
     Under the FCC’s mandate, wireless carriers are required to provide E9-1-1 services only if state and local governments request the service. As part of a state or local government’s decision to request E9-1-1, they have the authority to develop cost recovery mechanisms. However, cost recovery is no longer a condition to wireless carriers’ obligation to deploy the service. If state and local governments do not widely request that E9-1-1 services be provided or we become subject to significant pressures from wireless carriers with respect to pricing of E9-1-1 services, our E9-1-1 business would be significantly harmed and future growth of our business would be significantly reduced.
     Additionally, the FCC has determined that VoIP services are not subject to the same regulatory scheme as traditional wireline and wireless telephone services. If the regulatory environment for VoIP services evolves in a manner other than the way we anticipate, our E9-1-1 business would be significantly harmed and future growth of our business would be significantly reduced.

Because the industries which we serve are currently in a cycle of consolidation, the number of customers may be reduced which could result in a loss of revenue for our business.
     The telecommunications industry generally is currently undergoing a consolidation phase. Many of our customers, specifically wireless carrier customers of our Commercial Applications segment, have or may become the target of acquisitions. If the number of our customers is significantly reduced as a result of this consolidation trend, or if the resulting companies do not utilize our product offerings, our financial condition and results of operations could be materially adversely affected.
Technology Risks

Because our software may contain defects or errors, our sales could decrease if these defects or errors adversely affect our reputation or delays shipments of our software.
     The software products that we develop are complex and must meet the stringent technical requirements of our customers. We must quickly develop new products and product enhancements to keep pace with the rapidly changing software and telecommunications markets in which we operate. Software as complex as ours is likely to contain undetected errors or defects, especially when first introduced or when new versions are released. Our software may not be error or defect free after delivery to customers, which could damage our reputation, cause revenue losses, result in the rejection of our software or services, divert development resources and increase service and warranty costs, each of which could have a serious harmful effect on us.

If we are unable to integrate our products with wireless service providers’ systems we may lose sales to competitors.
     Our products operate with wireless carriers’ systems, various wireless devices and, in the case of our E9-1-1 offering, with mobile telephone switches and VOIP service provider systems. If we are unable to continue to design our software to operate with these systems and devices, we may lose sales to competitors. Mobile telephone switches and wireless devices can be manufactured according to many different standards and may have different variations within each standard. Combining our products with each type of switch, device or VOIP system requires a specialized interface and extensive testing. If, as a result of technology enhancements or upgrades to carrier and VOIP provider systems, our products can no longer operate with such systems, we may no longer be able to sell our products. Further, even if we successfully redesign our products to operate with these systems, we may not gain market acceptance before our competitors.
             Because our systems may be vulnerable to systems failures and security risks, we may incur significant costs to protect against the threat of these problems.
     We provide for the delivery of information and content to and from wireless devices in a prompt and timely manner. Any systems failure that causes a disruption in our ability to facilitate the transmission of information to these wireless devices could result in delays in end users receiving this information and cause us to lose customers. Our systems could experience such failures as a result of unauthorized access by hackers, computer viruses, hardware or software failures, power or telecommunications failures and other accidental or intentional actions which could disrupt our systems. We may incur significant costs to prevent such systems disruptions.
     In addition, increasingly our products will be used to create or transmit secure information and data to and from wireless devices. For example, our software can be used to create private address lists and to provide the precise location of an individual. To protect private information like this from security breaches, we may incur significant costs. Further, if a third party were able to misappropriate our proprietary information or disrupt our operations, we could be subject to claims, litigation or other potential liabilities that could materially adversely impact our business.
     The wireless data services provided by our Commercial Applications segment are dependent on real-time, continuous feeds from Reuters and others. The ability of our subscribers to make securities trades, receive sales leads and receive critical business information requires timely and uninterrupted connections with our wireless network carriers. Any disruption from our satellite feeds or backup landline feeds could result in delays in our subscribers’ ability to receive information or execute trades. We cannot be sure that our systems will operate appropriately if we experience a hardware or software failure, intentional disruptions of service by third parties, an act of God or an act of war. A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve material costs and distract management from operating our business.

If mobile equipment manufacturers do not overcome capacity, technology and equipment limitations, we may not be able to sell our products and services.
     The wireless technology currently in use by most wireless carriers has limited bandwidth, which restricts network capacity to deliver bandwidth-intensive applications like data services to a large number of users. Because of capacity limitations, wireless users may not be able to connect to their network when they wish to, and the connection is likely to be slow, especially when receiving data transmissions. Data services also may be more expensive than users are willing to pay. To overcome these obstacles, wireless equipment manufacturers will need to develop new technology, standards, equipment and devices that are capable of providing higher bandwidth services at lower cost. We cannot be sure that manufacturers will be able to develop technology and equipment that reliably delivers large quantities of data at a reasonable price. If more capacity is not added, a sufficient market for our products and services is not likely to develop or be sustained and sales of our products and services would decline and our business would suffer.

Because the market for most mobile content delivery and mobile location products is new, our future success is uncertain.
     The market for mobile content delivery and mobile location products and services is new and its potential is uncertain. In order to be successful, we need wireless network operators to launch and maintain mobile location services utilizing our products, and need corporate enterprises and individuals to purchase and use our mobile content delivery and mobile location products and services. We cannot be sure that wireless carriers or enterprises will accept our products or that a sufficient number of wireless users will ultimately utilize our products.

If wireless handsets pose health and safety risks, we may be subject to new regulations and demand for our products and services may decrease.
     Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, hearing aids and other medical devices. There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could limit our ability to market and sell our products and services.

If we are unable to protect our intellectual property rights or are sued by third parties for infringing upon intellectual property rights, we may incur substantial costs.
     Our success and competitive position depends in large part upon our ability to develop and maintain the proprietary aspects of our technology. We also rely on a combination of copyright, trademark, service mark, trade secret laws, confidentiality provisions and various other contractual provisions to protect our proprietary rights, but these legal means provide only limited protection. If we fail to protect our intellectual property, we may be exposed to expensive litigation or risk jeopardizing our competitive position. Similarly, third parties could claim that our future products or services infringe upon our intellectual property rights. Claims like these could require us to enter into costly royalty arrangements or cause us to lose the right to use critical technology.
     Our ability to protect our intellectual property rights is also subject to the terms of any future government contracts. We cannot assure you that the federal government will not demand greater intellectual property rights or restrict our ability to disseminate intellectual property. We are also a member of the Wireless Application Protocol Forum, Ltd. and have agreed to license some of our intellectual property to other members on fair and reasonable terms to the extent that the license is required to develop non-infringing products.
Risks Related to Our Capital Structure and Common Stock

A majority of our Class A common stock is beneficially owned by a small number of holders, and those holders could thereby transfer control of us to a third party without anyone else’s approval or prevent a third party from acquiring us.
     We have two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock generally have the same rights as holders of Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have three votes per share. As of February 28, 2006, Maurice B. Tosé, our President, Chief Executive Officer and Chairman of the Board, beneficially owned 8,010,116 shares of our Class B common stock and 1,104,461 shares of our Class A common stock. Therefore, in the aggregate, Mr. Tosé beneficially owned shares representing approximately 48.24% of our total voting power, assuming no conversion or exercise of issued and outstanding convertible or exchangeable securities held by our other shareholders. Accordingly, on this basis, Mr. Tosé controls us through his ability to determine the outcome of elections of directors, amend our charter and by-laws and take other actions requiring stockholder action, including mergers, going private transactions and other extraordinary transactions. Mr. Tosé could, without seeking anyone else’s approval, transfer voting control of us to a third party. Such a transfer could have a material adverse effect on our stock price, and our business, operating results and financial condition. Mr. Tosé is also able to prevent a change of control regardless of whether holders of Class A common stock might benefit financially from such a transaction.

Our governing corporate documents contain certain anti-takeover provisions that could prevent a change of control that may be favorable to shareholders.
     We are a Maryland corporation. Anti-takeover provisions of Maryland law and provisions contained in our charter and by-laws could make it more difficult for a third party to acquire control of us, even if a change in control would be beneficial to shareholders. These provisions include the following:

•	authorization of the board of directors to issue “blank check” preferred stock;

•	prohibition of cumulative voting in the election of directors;

•	our classified board of directors;

•	limitation of the persons who may call special meetings of stockholders; and

•	prohibition on stockholders acting without a meeting other than through unanimous written consent;

•	supermajority voting requirement on various charter and by-law provisions;

•	establishment of advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
     These provisions could delay, deter or prevent a potential acquirer from attempting to obtain control of us, depriving you of an opportunity to receive a premium for your Class A common stock. These provisions could therefore materially adversely affect the market price of our Class A common stock.

Because this report contains forward-looking statements, it may not prove to be accurate.
     This report, including the documents we incorporate by reference, contains forward-looking statements and information relating to our company. These statements are based upon TCS’ current expectations and assumptions that are subject to a number of risks and uncertainties that would cause actual results to differ materially from those anticipated. We generally identify forward-looking statements using words like “believe,” “intend,” “expect,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” or other similar statements. We base these statements on our beliefs as well as assumptions we made using information currently available to us. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.
     Statements in this report that are forward-looking include, but are not limited to, the following: (a) the statement about our expectations concerning the continued growth in the use of wireless communications, the statement concerning our belief in our ability to leverage our expertise to provide wireless infrastructure to first responders in the U.S.; (b) the statement concerning our intent to expand our domestic and international carrier base by capitalizing on our relationships with original equipment manufacturers; (c) the statement concerning our intent to expand our integrated package of products and services for wireless carriers and enterprises; (d) the statements regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for the next twelve months; (e) the statement that we expect to compete primarily on the basis of the functionality, breadth, time to market, ease of integration, price and quality of our products and services; and (f) the statement concerning our expectations with regard to research and development expenses.

Item 1B.	Unresolved Staff Comments
     None.

Item 2.	Properties
     Our principal executive office is located in Annapolis, Maryland in a 27,000 square foot facility under a lease expiring in March 2008. We have a second 26,000 square foot facility in Annapolis, Maryland under a lease expiring in April 2011. The Annapolis facilities are utilized for the executive and administrative offices, as well as portions of our Commercial Applications and Government segments. Other leased facilities include a 33,000 square foot facility in Owings Mills, Maryland under a lease expiring March 2008, a 46,000 square foot facility in Seattle, Washington under a lease expiring in September 2010, an 11,000 square foot facility in Oakland, California under a lease expiring May 2007, and a 10,000 square foot facility in Tampa, Florida under a lease expiring in December 2009. We also lease a hosting facility in Phoenix, Arizona in a 1,500 square foot office under a lease that expires in February 2008, which is utilized by our Commercial Applications segment. Our international locations lease a total of approximately 7,000 square feet of office space in London, Madrid, Amsterdam, and Stockholm. The leases for these facilities have varying expirations, but the agreements are generally short-term and renewable at our option.
     In addition to the leased office space, we own a 7-acre teleport facility in Manassas, Virginia, and lease space in Baltimore, Maryland utilized for teleport services primarily to our Government segment customers.

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
     Research in Motion Limited (“RIM”), which supplies our Enterprise operations with hardware and wireless services that it in turn packages with other services and resells, recently settled legal proceedings with NTP Inc., which alleged that certain RIM products infringed on patents held by NTP Inc. There can be no assurances that there will not be further litigation concerning these patents. This creates uncertainty regarding RIM’s ability to continue to supply our Enterprise customers with services. RIM’s inability to supply services to our Enterprise customers could cause a loss of revenue and increase our net losses.

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
     Our Class A Common Stock has been traded on the NASDAQ National Market under the symbol “TSYS” since our initial public offering on August 8, 2000. The following table sets forth, for the periods indicated, the high and low closing prices for our Class A Common Stock as reported by the NASDAQ Stock Market’s National Market:

	High	Low

2006
First Quarter 2006 (through February 13, 2006)	$2.28	$2.01
2005
First Quarter 2005	$3.22	$2.12
Second Quarter 2005	$2.65	$2.17
Third Quarter 2005	$3.01	$2.27
Fourth Quarter 2005	$2.84	$2.12
2004
First Quarter 2004	$8.39	$4.80
Second Quarter 2004	$8.30	$4.20
Third Quarter 2004	$6.11	$3.18
Fourth Quarter 2004	$3.85	$2.75
     As of February 6, 2006, there were approximately 350 holders of record of our Class A Common Stock, and there were 8 holders of record of our Class B Common Stock.
Dividend Policy
     We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development, growth and operation of our business. Additionally, under the terms of our loan arrangements, our lenders’ prior written consent is required to pay cash dividends on our common stock. We do not currently anticipate paying any cash dividends on our common stock in the foreseeable future.
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
     On August 30, 2004 we entered a Securities Purchase Agreement (the “August 2004 Securities Purchase Agreement”) with the same third-party investors who purchased our securities used to finance the Enterprise Acquisition. Pursuant to the August 2004 Securities Purchase Agreement, we raised $10 million in cash through the sale of 2,500,000 shares of our Class A Common Stock. We used the majority of the proceeds from this offering to fund the acquisition of Kivera, Inc. on September 20, 2004 as described in Note 3 to our Consolidated Financial Statements and for a $1 million cash fee paid in connection with a Waiver Agreement signed on the same day.
     The Waiver Agreement (the “Waiver”) with the holder of the Debenture modified certain provisions of the Debenture as follows: (1) the holder of the Debenture was required to convert the entire $15 million principal amount into shares of our Class A Common Stock by the end of 2004, (2) all of the material restrictive covenants contained in the Debenture were nullified and (3) the conversion price set forth in the Debenture was decreased from $5.3753 to $5.01581 as an inducement to enter into the Waiver (an adjustment such that conversion of the Debenture yielded an additional 200,000 shares of Class A Common Stock.) As additional consideration for the holder of the Debenture agreeing to the Waiver, we paid the holder of the Debenture a $1 million one-time fee in cash. The $1 million fee, the fair value of the additional shares of Class A Common Stock issued as an inducement, the remaining debt discount, and the unamortized deferred financing fees were recognized ratably to debt conversion expense as the Debenture was converted through the end of 2004. As of December 31, 2004, the $15 million principal amount of the Debenture had been converted into 2,990,015 shares of our Class A Common Stock.
     On March 10, 2006, pursuant to a note purchase agreement dated the same date, we issued and sold to two institutional lenders (i) $10 million in aggregate principal amount of secured notes due March 10, 2009, which bear cash interest at the rate of 14% per annum, or non-cash interest, in the form of additional notes, at the rate of 16% per annum, at our option, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. We received net cash proceeds of approximately $9.3 million from this transaction, which are intended to be used for general corporate purposes.
     The warrants issued in the January 2004 financing described above contain provisions requiring an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of the new warrants in March 2006. Consequently, the warrants from 2004 have been adjusted to a purchase price of $2.50 per share and the total number of January 2004 warrants now outstanding has been adjusted to 886,787.
     The consummation of the note purchase agreement and the issuance of notes and warrants thereunder were conducted as a private placement made to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933.
     With the exception of the notes and warrants issued in March 2006, all of the other securities issued by us in connection with these transactions have been registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
     None.

Item 6.	Selected Financial Data
     The table that follows presents portions of our consolidated financial statements. You should read the following selected financial data together with our Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the more complete financial information included elsewhere in this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 from our consolidated financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm, and which are included beginning on page F-1. We have derived the statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001, from our audited financial statements which are not included in this Form 10-K. As described in Note 1 to our Consolidated Financial Statements, in connection with the reclassification of the Enterprise division as discontinued operations, we have reclassified prior periods for comparability purposes. Additionally, in connection with the realignment of our segments in 2004, we reclassified prior period revenues, direct cost of revenues, and gross profit for comparability with the three revenue categories we currently use to manage our business. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(in millions, except per share data)
Statement of Operations Data:
Revenue
Hosted, subscriber, and maintenance	$52.9	$44.2	$37.7	$26.9	$18.7
Services	22.1	16.0	13.9	8.8	11.8
Systems	27.2	36.7	40.5	56.3	39.1

Total revenue	102.2	96.9	92.1	92.0	69.6

Operating costs and expenses:
Direct cost of hosted, subscriber, and maintenance revenue	25.2	21.2	18.1	15.7	9.5
Direct cost of services revenue	14.0	9.7	9.8	5.7	8.9
Direct cost of systems revenue	17.7	21.2	32.3	40.3	26.7

Total direct cost of revenue	56.9	52.1	60.2	61.7	45.1

Hosted, subscriber, and maintenance gross profit	27.6	23.0	19.5	11.2	9.2
Services gross profit	8.1	6.3	4.1	3.1	2.9
Systems gross profit	9.5	15.5	8.2	16.0	12.4

Total gross profit	45.2	44.8	31.8	30.3	24.5

Research and development expense	13.9	18.0	16.9	17.0	18.1
Sales and marketing expense	10.5	8.9	8.9	10.0	13.8
General and administrative expense	14.4	14.1	11.3	12.2	14.3
Depreciation and amortization of property and equipment	8.6	7.4	6.6	6.2	4.6
Non-cash stock compensation expense	0.7	1.2	1.5	1.6	2.6
Amortization of goodwill and other intangible assets	0.1	—	0.5	0.6	9.2
Acquired in-process research and development	—	—	—	—	9.7
Impairment of goodwill and other intangible assets	—	—	—	—	43.0

Total operating costs and expenses	48.2	49.6	45.7	47.6	115.3

Loss from operations	(3.0)	(4.8)	(13.9)	(17.3)	(90.8)
Interest expense	(1.2)	(3.2)	(1.1)	(0.9)	(0.7)
Debt conversion expense	—	(7.9)	—	—	—
Other (expense)/income, net	(0.1)	—	1.5	0.4	2.0

Loss from continuing operations	(4.3)	(15.9)	(13.5)	(17.8)	(89.5)
Loss from discontinued operations	(7.2)	(2.6)	—	—	—

Net loss	$(11.5)	$(18.5)	$(13.5)	$(17.8)	$(89.5)

Loss from continuing operations per share, basic and diluted	$(0.11)	$(0.48)	$(0.45)	$(0.61)	$(3.16)
Loss from discontinued operations per share, basic and diluted	$(0.19)	$(0.08)	$—	$—	$—

Net loss per share, basic and diluted	$(0.30)	$(0.56)	$(0.45)	$(0.61)	$(3.16)

Basic and diluted shares used in computation	38,823	33,381	29,796	29,149	28,297

	As of December 31,

	2005	2004	2003	2002	2001

	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$9.3	$18.3	$18.9	$27.4	$42.9
Working capital	27.5	20.2	28.5	31.7	46.1
Total assets	90.6	102.4	65.3	81.4	89.6
Capital leases and long-term debt (including current portion)	16.5	18.4	14.6	10.3	4.8
Total liabilities	41.5	42.9	28.4	33.8	26.7
Total stockholders’ equity	49.1	59.5	36.9	47.6	62.9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Our most significant estimates relate to accounting for our percentage-of-completion and proportional performance contracts, accounts receivable reserves, inventory reserves, evaluating goodwill for impairment, the realizability and remaining useful lives of long-lived assets, and contingent liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We identified our most critical accounting policies to be those related to revenue recognition for our contracts with multiple elements, revenue recognition for our contracts accounted for using the percentage-of-completion and proportional performance methods, capitalized software development costs, acquired intangible assets, goodwill impairment, stock compensation expense, and income taxes. We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Overview and Recent Developments
     Our business is reported across two market segments: (i) our Commercial Applications segment, which consists principally of enhanced communication services to and from wireless phones, location application software, our E9-1-1 application and other hosted services, and (ii) our Government segment, which includes the design, development and deployment of information processing and communication systems and related services to government agencies. In addition, our business includes the Enterprise division, which we are currently in the process of selling, as explained below.
     Discontinued Operations: As of December 31, 2005, as a result of slower-than-anticipated market adoption of key technologies related to the Enterprise assets and management’s strategic decision to focus on our core technologies, we committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. in 2004. The plan was approved by our Board of Directors in December 2005, and we engaged an investment banker that is actively marketing the Enterprise assets. We expect to complete the sale of these assets by the end of 2006. Accordingly, the assets, liabilities, and results of operations for the Enterprise assets have been stated separately for all periods in our 2005 financial statements and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of the Enterprise division have been recorded in our Consolidated Statement of Operations as “Loss from discontinued operations” and the Enterprise assets have been recorded on our Consolidated Balance Sheets as “Current assets of discontinued operations,” “Noncurrent assets of discontinued operations,” and “current liabilities of discontinued operations.” Despite its characterization for accounting purposes as “discontinued operations,” the Enterprise division will continue to be a part of our business until it is sold.

     The operations of the Enterprise division were previously included in our Commercial Applications segment. The Enterprise assets provide wireless data solutions, uniting messaging, synchronization and web technologies. These solutions include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers. The Enterprise division is a leading reseller of BlackBerry devices and provide real-time financial market data to wireless device users under annual subscriber contracts in the U.S. and Europe.
     On March 10, 2006, pursuant to a note purchase agreement dated the same date, we issued and sold to two institutional lenders (i) $10 million in aggregate principal amount of secured notes due March 10, 2009, which bears cash interest at the rate of 14% per annum, or non-cash interest at the rate of 16% per annum, at our option, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. We received net cash proceeds of approximately $9.3 million from this transaction, which are intended to be used for general corporate purposes.
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
     Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue. We derive revenue from products and services including recurring monthly service and subscriber fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.

•	Cost of revenue. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of hosted and subscriber revenue and systems from our Commercial Applications segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations including discontinued operations. Important sources of our liquidity have been cash raised from our 2004 financings in connection with our 2004 acquisitions and our 2006 debt financing, all as described below under “Liquidity and Capital Resources”, and borrowings under our bank credit agreement and lease financings secured for the purchase of equipment.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenues outstanding as important indicators of our financial health.

Results of Operations
Revenue and Cost of Revenue
     The following discussion addresses the revenue and cost of revenue for the two segments of our business. For information regarding the results of the Enterprise assets, see Discontinued Operations—Enterprise assets below.
         Commercial Applications Segment:

			2005 vs.			2004 vs.
			2004			2003

($ in millions)	2005	2004	$	%	2003	$	%

Hosted, subscriber, and maintenance revenue	$52.5	$44.3	$8.2	19%	$37.7	$6.6	18%
Services revenue	1.7	0.4	1.4	NM	—	0.4	NM
Systems revenue	11.7	13.1	(1.4)	(11%)	11.1	1.9	18%

Total Commercial Applications revenue	65.9	57.7	8.2	14%	48.8	8.9	18%

Direct cost of hosted, subscriber, and maintenance	25.1	21.3	3.8	18%	18.1	3.2	18%
Direct cost of services	0.8	0.2	0.6	NM	—	0.2	NM
Direct cost of systems	5.7	5.8	(0.1)	(2%)	13.6	(7.8)	(57%)

Total Commercial Applications cost of revenue	31.6	27.3	4.3	16%	31.7	(4.4)	(14%)

Hosted, subscriber, and maintenance gross profit	27.4	23.0	4.4	19%	19.6	3.4	17%
Services gross profit	0.9	0.2	0.8	NM	—	0.2	NM
Systems gross profit	6.0	7.2	(1.3)	(18%)	(2.5)	9.7	NM

Total Commercial Applications gross profit*	$34.3	$30.4	$3.9	13%	$17.0	$13.3	78%

Segment gross profit as a percent of revenue	52%	53%			35%

*	See discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K. (NM = Not meaningful)
Commercial Applications Hosted, Subscriber, and Maintenance Revenue and Cost of Revenue:
     Our hosted offerings mainly include our E9-1-1, hosted Position Determining Entity (PDE), Voice over Internet Protocol (VoIP) E9-1-1 service and hosted Location Based Service (HLBS) applications. Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E9-1-1, PDE, VoIP and HLBS service fees are priced based on units served during the period, such as the number of customer cell sites served, the number of connections to Public Service Answering Points (PSAPs), or the number of customer subscribers served. In 2005 we expedited deployments of PSAP’s related to VoIP and E9-1-1 plus continued to increase the number of carriers and carrier billable units served. In addition, we increased revenue from our VoIP E9-1-1 and HLBS recurring services primarily due to a new service contracts signed in 2005. These increases were partly offset by decreases in the average fee received per unit under pricing arrangements with some customers. In 2004, we continued to increase the number of carriers and carrier billable units served while experiencing a slight decline in average fee per unit under certain contracts, primarily due to volume thresholds as stipulated in customer contracts.

     Subscriber revenue is generated by the Kivera assets we acquired in September 2004, which provides wireless subscribers client software applications such as Rand McNally(]) Traffic. The year over year increase in subscriber revenue was mainly the result of the inclusion of a full year’s revenue in 2005 compared to a partial year in 2004.
     Maintenance fees on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.
     Overall, hosted, subscriber and maintenance revenue increased 19% in 2005.
     The direct cost of our hosted, subscriber, and maintenance revenue consists primarily of network access, data feed and circuit costs, compensation and benefits, equipment and software maintenance. For the year ended December 31, 2005, the direct cost of hosted, subscriber and maintenance revenue increased 18% for the following reasons. In 2005, we increased headcount and incurred costs related to custom development efforts responding to customer requests. Additionally, we increased costs for temporary contract staff to meet customer deployment requirements for VoIP. While we increased the number of cell sites, subscribers and PSAPs served, our circuit and data access costs were relatively consistent year to year. In 2004, our facilities costs increased, related to renovations and enhancements to our principal network operations center. For the year ended December 31, 2005, the cost of circuit and other data access costs accounted for approximately 13% of total direct costs of hosted, subscriber, and maintenance revenues. The cost of circuit and other data access costs accounted for approximately 16% of the total direct costs of our commercial hosted, subscriber, and maintenance revenues for each of the years ended December 31, 2004 and 2003. The direct costs of maintenance revenue consists primarily of compensation and benefits.
     The gross profit in hosted, subscriber, and maintenance revenue remained relatively constant as a percentage of revenue from 53% in 2004 to 52% in 2005.
Commercial Applications Services Revenue and Cost of Revenue1
     Services revenue does not represent a significant proportion of the revenue of our Commercial Applications Segment. However, Commercial Applications services revenue increased to $1.7 million in 2005 from $0.4 million in 2004, because the unit generating it was owned for only a partial year in 2004.
Commercial Systems Revenue and Cost of Revenue
     We sell communications systems for enhanced services to wireless carriers. These systems are designed to incorporate our licensed software. We design our software to ensure that it is compliant with all applicable standards, notably including the GSM/ UMTS standards for location-based wireless services that were established in 2005 and, as such, we believe our software is positioned for early adoption by carriers.
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
     Systems revenue decreased 11% for the year ended December 31, 2005, largely as a result of a decrease in licensing fees. The decrease in licensing fees was primarily due to a large purchase of increased license capacity by a major carrier during the second quarter of 2004, followed by a large but smaller license capacity purchase in the first quarter of 2005. In 2004, revenue from Commercial Applications systems sales increased compared to 2003 primarily due to the large purchase of increased license capacity by a major carrier during the second quarter of 2004.
     The direct cost of our systems consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. In 2005, direct costs of systems consisted primarily of compensation, benefits, third-party hardware and software, and $0.8 million of amortization of software development costs. In 2004, such costs consisted primarily of compensation, benefits, third-party hardware and software, and $0.4 million of amortization of software development costs. In 2003, such costs primarily included compensation, benefits, travel and consulting fees plus $8.9 million of amortization of software development costs, which included the accelerated amortization recorded during the year.
     Our commercial systems gross profit was $6.0 million in 2005 versus $7.2 million in 2004 and a loss of $2.5 million in 2003. A larger proportion of high margin license sales in 2004 and the inclusion of a lower margin hardware sale in 2005 resulted in lower margins as a percentage of revenue for 2005. Systems gross margins are higher in periods when systems revenue includes a higher proportion of software licenses relative to third party system components and integration labor. System gross profits for 2003 was negatively affected by the significant cost of acceleration of amortization in the year.
     We ascribe the lower revenue and related gross profit in 2005 primarily to later than expected implementation of location-based service technology by wireless carriers.

         Government Segment:

			2005 vs. 2004			2004 vs. 2003

($ in millions)	2005	2004	$	%	2003	$	%

Hosted, subscriber, and maintenance revenue	$0.4	$—	$0.4	NM	$—	$—	NM
Services revenue	20.4	15.6	4.8	30%	13.9	1.7	12%
Systems revenue	15.5	23.6	(8.1)	(34%)	29.4	(5.8)	(20%)

Total Government revenue	36.3	39.2	(2.9)	(8%)	43.3	(4.1)	(9%)

Direct cost of hosted, subscriber, and maintenance	0.2	—	0.2	NM	—	—	NM
Direct cost of services	13.2	9.5	3.7	39%	9.8	(0.3)	(4%)
Direct cost of systems	12.0	15.4	(3.4)	(22%)	18.7	(3.3)	(18%)

Total Government cost of revenue	25.4	24.9	0.5	2%	28.5	(3.6)	(13%)

Hosted, subscriber, and maintenance gross profit	0.2	—	0.2	NM	—	—	NM
Services gross profit	7.2	6.1	1.1	17%	4.1	2.0	50%
Systems gross profit	3.5	8.2	(4.7)	(57%)	10.7	(2.5)	(23%)

Total Government gross profit*	$10.9	$14.3	$(3.4)	(24%)	$14.8	$(0.5)	(3%)

Segment gross profit as a percent of revenue	30%	37%			34%

*	See discussion of segment reporting in 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K. (NM = Not meaningful)
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
     For the year ended December 31, 2005, Government segment revenue decreased 8% as a result of lower systems revenue.
Government Hosted, Subscriber, and Maintenance Revenue, Cost of Revenue, and Gross Profit:
     In late 2004, we began offering basic and extended maintenance contracts on our systems. These maintenance fees are collected in advance and recognized ratably over the maintenance period. The direct costs of maintenance revenue consist primarily of compensation and benefits. These contracts yielded approximately $0.4 million of revenue and $0.2 million of gross profit in 2005.
Government Services Revenue and Cost of Revenue:
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
     Services revenues increased to $20.4 million in 2005 from $15.6 million in 2004 and $13.9 million in 2003. These increases throughout 2005 and 2004 were generated by new and expanded-scope contracts resulting from increased sales emphasis on these types of projects and to a lesser extent, increased revenue generated from satellite airtime services for use of our teleport facilities and associated with our systems sales.
     Direct cost of government service revenue consists of compensation, benefits and travel incurred in delivering these services, and these costs increased as a result of the increased services volume in 2005.
     Our gross profit from government services increased to $7.2 million 2005 from $6.1 million in 2004 and $4.1 million in 2003. The increase in gross profit is due to higher revenue. Gross profit as a percentage of revenue decreased in 2005 due to a high margin contract which was primarily delivered in 2004 and completed in early 2005. Gross profit as a percentage of revenue was lower in 2003 due to the mix of service contracts at various levels of profitability.
Government Systems Revenue and Cost of Revenue:
     We generate Government systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable communications systems, and integration of those systems into customer networks. Our principal government systems sales are of our SwiftLink® product line, which are lightweight, secure, deployable communications systems, to units of the U.S. Departments of State, Justice, and Defense and other agencies. We recognize contract revenue as billable costs are incurred and for fixed-price product delivery contracts using the percentage-of-completion method, measured by either total labor hours or total costs incurred compared to total estimated labor hours or costs. Labor hours are used as a measure of progress for projects that contain a significant amount of third party materials costs. Systems sales in our Government segment decreased to $15.5 million in 2005 from $23.6 million in 2004 and $29.4 million in 2003. The decrease in systems revenues is primarily due to decreased unit sales of our SwiftLink® and deployable communications systems throughout 2005 compared to 2004 and 2003. We believe that government procurement patterns for our systems have been affected by the shift from greater mission-leader flexibility during the acute wartime environment of 2002 and 2003 to the more budget-conscious environment in 2005 to date.
     The cost of our government systems revenue consists of compensation, benefits, travel, satellite “space segment” and airtime, costs related to purchased equipment components, and the costs of third-party contractors that we engage. These equipment and third-party costs are variable for our various types of products, and margins may fluctuate between periods based on the respective product mixes.
     Our government systems gross profit declined to $3.5 million in 2005 from $8.2 million in 2004 and $10.7 million in 2003. The reduction is mainly as a result of lower systems sales volume.
Operating Expenses:
Research and Development Expense.

			2005 vs. 2004			2004 vs. 2003

($ in millions)	2005	2004	$	%	2003	$	%

Research and development expense	$13.9	$18.0	$(4.1)	(23%)	$16.9	$1.1	6%
Percent of revenue	14%	19%			18%
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
     The expenses we incur relate to software applications which are being marketed to new and existing customers on a global basis. Throughout 2005 and 2004, respectively, research and development was primarily focused on cellular and hosted location-based applications, including Voice over IP E9-1-1, enhancements to our hosted location-based applications, blending of technology of our existing products while incorporating aspects from our 2004 acquisitions, and other feature enhancements. In 2003, we primarily focused on expanded functionality of our location platform software. Management continually assesses our spending on research and development to ensure resources are focused on products that are expected to achieve the highest level of success. Further, in 2005 we capitalized $2.5 million of software development costs for certain software projects in accordance with the above policy. The capitalized costs relate to our location-based software and our Voice over IP E9-1-1 service. These costs will be amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, which is never greater than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. We believe that these capitalized costs will be recoverable from future gross profits generated by these products. Prior to the second quarter of 2005, our estimates did not sufficiently demonstrate future realizability of our software development costs expended on such products; and accordingly, all such costs were expensed as incurred.
     Research and development expense decreased 23% in 2005 as compared with 2004. This decrease is partially due to the capitalization of approximately $2.5 million and partially due to developers working on custom development efforts as well as a slight reduction in headcount associated with our development efforts. The 6% increase in research and development spending in 2004 as compared to 2003 is primarily a function of the costs incurred related to development efforts by the engineers added via the Kivera acquisition.
     Our research and development expenditures have also yielded over 40 patents, primarily for wireless messaging and location technology, and over 100 pending patent applications. We believe that the intellectual property represented by these patents is a valuable asset that will contribute to our operations in 2006 and beyond.
Sales and Marketing Expense:

			2005 vs. 2004			2004 vs. 2003

($ in millions)	2005	2004	$	%	2003	$	%

Sales and marketing expense	$10.5	$8.9	$1.6	18%	$8.9	$—	—
Percent of revenue	10%	9%			10%
     Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationship with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. Government primarily through direct sales professionals. Sales and marketing costs increased in 2005 primarily as a result of adding additional Government segment sales personnel at the end of 2004, and increased public relations fees in 2005. In 2004, such costs were similar to the level of spending in 2003. Such costs may fluctuate quarter to quarter depending on spending on tradeshows and variable compensation based on level of revenue.

General and Administrative Expense:

			2005 vs. 2004			2004 vs. 2003

($ in millions)	2005	2004	$	%	2003	$	%

General and administrative expense	$14.4	$14.1	$0.3	2%	$11.3	$2.8	25%
Percent of total revenue	14%	14%			12%
     General and administrative expense consists primarily of costs associated with management, finance, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The increase in 2005 was primarily attributable to increased professional fees associated with patent monetization and public company regulatory compliance costs. The increase in 2004 over the level in 2003 was primarily attributable to the initial costs of complying with the Sarbanes-Oxley Act plus increased legal fees.
Non-Cash Stock Compensation Expense:

						2004 vs.
			2005 vs. 2004			2003

($ in millions)	2005	2004	$	%	2003	$	%

Non-cash stock compensation expense	$0.7	$1.2	$(0.5)	(40%)	$1.5	$(0.3)	(20%)
     During the second and third quarters of 2000, we granted options to purchase 885,983 shares of Class A Common Stock to employees and directors at an exercise price less than the fair market value on the date of grant. In the second quarters of 2003 and 2005, we issued restricted stock to directors and certain key executives. The restrictions expired at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. The fair value of the restricted stock at issuance has been recorded as deferred compensation and is being amortized to non-cash stock compensation expense using the straight-line method over the period during which the restrictions expire.
     Non-cash stock compensation expense is comprised of expenses related to incentive stock options granted to employees and directors prior to our initial public offering and expense related to restricted stock granted to directors and certain key executives in 2005 and 2003. Net loss, as reported, includes $0.6 million, $0.6 million, and $0.5 million of non-cash stock compensation expense related to restricted stock grants and $0.1 million, $0.6 million, and $1.0 million of non-cash stock compensation expense related to the options granted prior to our initial public offering for the years-ended December 31, 2005, 2004, and 2003, respectively. We expect to record future stock compensation expense of $0.2 million as a result of these restricted stock grants that will be recognized over the remaining vesting period for executives.
     Non-cash stock compensation expense constitutes portions of our direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in the table presented with our Consolidated Statement of Operations presented in Item 15.
     As a result of a recent change in the relevant accounting standards, effective January 1, 2006, we will begin to recognize expense for all stock options granted to employees, including those issued at an exercise price equal to the fair market value of our Class A Common Stock on the date of grant, based on the fair value of the award. We do not currently recognize expense for such options in our Consolidated Statement of Operations. As described in Note 1 to our Consolidated Financial Statements presented in Item 15 in this Annual Report on Form 10-K, had we adopted the revised standard prior to December 31, 2005, the impact would have been as described in the disclosure of pro forma net loss and loss per share in Note 1 to those Consolidated Financial Statements.
     As described in Note 1 to our Consolidated Financial Statements, our Board of Directors adopted resolutions to accelerate the vesting of certain outstanding, unvested “out-of-the-money” stock options. The accelerated vesting provisions apply to all options with an exercise price of $6.00 or greater. As a result, options to purchase 1,455,000 shares of our stock became fully exercisable as of October 28, 2005.

     The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these options upon the adoption of Statement No. 123(R), which we are required to adopt on January 1, 2006. Financial Accounting Standards Board Statement No. 123(R) Share Based Payment will require that compensation expense associated with stock options be recognized in the statement of operations rather than as a pro forma footnote disclosure in our consolidated financial statements. The acceleration of the vesting of these options will eliminate the future non-cash stock compensation expense associated with these outstanding options. We estimate that the related future compensation expense to be recorded under Statement No. 123(R) that is eliminated as a result of the acceleration of vesting these options is approximately $1.2 million.
Depreciation and Amortization of Property and Equipment:

			2005 vs. 2004			2004 vs. 2003

($ in millions)	2005	2004	$	%	2003	$	%

Depreciation and amortization of property and equipment	$8.6	$7.4	$1.2	17%	$6.6	$0.8	11%
Average gross cost of property and equipment	$47.4	$38.3	$9.1	24%	$29.2	$9.1	31%
     Depreciation and amortization of property and equipment represents the period costs associated with our investment in computers, telephony equipment, internal use software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of an asset generally ranges from 5 years for furniture, fixtures, and leasehold improvements to 3 years for most other types of assets including computers, software, telephony equipment and vehicles. Expense generally increases year over year as a result of the level of capital expenditures made during the year to support our operations and development efforts. Our depreciable asset base increased significantly throughout 2004 and into 2005 as a result of several major capital projects, including a company-wide computer hardware upgrade in 2005, enhancements to and the consolidation of facilities for our network operations center for our Commercial Applications segment, and the completion of an office move in 2004.
Amortization of Acquired Intangible Assets:

			2005 vs. 2004			2004 vs. 2003

($ in millions)	2005	2004	$	%	2003	$	%

Amortization of acquired intangible assets	$0.2	$—	$0.2	NM	$0.5	$(0.5)	NM
     The acquired intangible assets associated with the Kivera Acquisition are being amortized over their useful lives of between three and nineteen years. The expense recognized in 2005 and 2004 relates to the intangible assets acquired in this acquisition, including customer lists, customer contracts, trademarks, and patents. The expense in 2003 related to the amortization of the Xypoint trade name that was amortized based on its estimated useful life of three years using the straight-line method and was fully amortized by December 31, 2003.
     At least annually, we perform an analysis of our goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The analysis of goodwill includes, among other factors, evaluating management’s estimates of the future cash flows to be received from the assets. Based upon this analysis, we have concluded in each period presented that the goodwill had not been impaired.

Interest Expense:

			2005 vs. 2004			2004 vs. 2003

($ in millions)	2005	2004	$	%	2003	$	%

Interest expense incurred on capital lease obligations	$0.3	$0.2	$0.1	16%	$0.4	$(0.2)	(44%)
Interest expense incurred on notes payable and under our bank credit agreement	0.5	1.2	(0.8)	(63%)	0.5	0.7	NM
Amortization of deferred financing fees	0.5	0.5	—	(6%)	0.2	0.3	NM
Amortization of deferred debt discount related to convertible subordinated debentures	—	1.3	(1.3)	(100%)	—	1.3	NM
Less: Capitalized interest	(0.1)	—	(0.1)	NM	—	—	NM

Total Interest Expense	$1.2	$3.2	$(2.0)	(63%)	$1.1	$2.1	NM

     Interest expense is incurred under notes payable, an equipment loan, a line of credit, and capital lease obligations. Interest, under the terms of our notes payable, is primarily at stated interest rates of between 7.75% and 10.5% while an equipment loan is at 5.5% and any line of credit borrowing is at variable rates equal to 8.5% as of December 31, 2005. As described in Note 12 to our Consolidated Financial Statements presented as Part IV in this Annual Report on Form 10-K, as of October 14, 2005 we extended and increased our line of credit. The amended line of credit expires in September 2008 and our maximum line of credit increased from $15 million to $22 million, subject to borrowing base limitations and working capital metrics. The interest rate charged increased from prime plus 1% to prime plus 1.25% on drawings under the line. Our amended line of credit also contains certain modifications to the covenants, which are detailed below in Liquidity and Capital Resources.
     Our capital lease obligations include interest at various amounts depending on the lease arrangement. In the second half of 2004 and throughout 2005, we increased our capital lease obligations relative to the amounts outstanding in 2003. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year. Conversely, interest under the terms of our notes payable are primarily at stated interest rates of 7.75% per annum and our borrowings under the terms of our outstanding notes payable have decreased since 2004. Interest expense under these notes fluctuates depending on the amount of notes payable outstanding in each year.
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
     Deferred financing fees relate to the up-front payment of fees to secure our notes payable and our revolving line of credit facility. The amortization of the deferred financing fees in 2004 also includes deferred financing fees paid to secure the Debenture. The remaining deferred financing fees for the Debenture were recorded ratably to expense as the Debenture was converted prior to December 31, 2004, and are therefore not included in expense for 2005. All other deferred financing fees are being amortized over the term of the note or, in the case of the amended line of credit, the life of the facility, which now expires in September 2008.
     Overall, our interest expense decreased in 2005 compared to 2004 primarily as a result of the conversion of the Debenture in 2004. As a result of the conversion, we did not recognize any interest on $15 million face value of the Debenture, amortization of the related deferred financing fees, or amortization of debt discount in

2005. The 2004 increase in interest expense versus 2003 is also due to the interest associated with the Debenture.
     Interest expense incurred on the Debenture issued in connection with the Enterprise Acquisition accrued at the rate of 3% of the face value of the Debenture prior to the date of the Waiver (see “Item 5. Market for Registrant’s Common Equity and Issuer Purchases of Equity Securities” and Note 4 to the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K). Debt discount relates to the amount of discount computed as part of the financing for the Enterprise Acquisition. Such discount was recorded as a reduction of debt and amortized over the life of the convertible subordinated debenture. Subsequent to the date of the Waiver, the discount was recorded ratably to expense as the Debenture was converted. The amortization of the deferred financing fees includes $0.2 million related to deferred financing fees paid to secure the Debenture and related stock issuance while the remainder of these fees relate to the up-front payment of fees to secure our notes payable and our revolving line of credit facility. Subsequent to the date of the Waiver, the remaining deferred financing fees for the Debenture were recorded ratably to expense as the Debenture was converted. All other deferred financing fees are being amortized over the term of the note or, in the case of the line of credit, the life of the facility, which expires in September 2008.
Debt Conversion Expense:
     To fund the Enterprise Acquisition in 2004, we issued a convertible subordinated debenture with a face value of $15 million due in lump sum on January 13, 2009 in cash or shares of our Class A Common Stock at our option. As of August 30, 2004, we entered into a Waiver Agreement with the holder of the Debenture. The Waiver modified certain provisions of the Debenture. See “Market for Registrant’s Common Equity and Issuer Purchases of Equity Securities” and Note 4 to the audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. Subsequent to the date of the Waiver, the excess of the amortization of the debt discount and deferred financing fees that was recorded ratably to expense as the Debenture was converted over the monthly amortization calculated using the original life of the Debenture was recognized as debt conversion expense. The $1.0 million cash fee paid as an inducement to the Waiver and the fair value of the additional shares of our Class A Common Stock issued upon conversion of the Debenture were also recorded as debt conversion expense. There was no such arrangement in either 2005 or 2003.
Other(Expense)/ Income, Net:

			2005 vs. 2004			2004 vs. 2003

($ in millions)	2005	2004	$	%	2003	$	%

Foreign currency translation/ transaction (loss)/gain	$(0.2)	$0.1	$(0.3)	NM	$0.5	$(0.4)	NM
Miscellaneous other (expense)/ income	0.1	(0.1)	0.2	NM	1.0	(1.2)	NM

Total other (expense)/ income, net	$(0.1)	$(0.1)	—	69%	$1.5	$(1.6)	NM

Revenues billed in foreign currency	$6.9	$6.5	$0.4	6%	$3.6	$2.9	80%

     Other (expense)/income, net consists primarily of foreign currency translation/transaction gain or loss. We record the effects of foreign currency translation on our receivables that are stated in currencies other than our functional currency. The other components of other (expense)/income, net typically are not significant, with the exception of a gain realized in 2003 resulting from insurance proceeds of $0.7 million related to the recovery from a theft claim.
Income Taxes:
     Because we have incurred net losses since 1999, no provision for federal or state income taxes has been made for the years ended December 31, 2005, 2004 and 2003. As a result of uncertainties regarding the realizability of the related assets, we have recorded a full valuation allowance for our deferred tax assets in our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. Our net operating loss carryforwards from acquired businesses will begin to expire in 2011 and the net operating loss carryforwards from our operations will expire from 2019 through 2025.
Discontinued Operations- Enterprise assets
     As of December 31, 2005, as a result of slower-than-anticipated market adoption of key technologies related to the Enterprise assets and management’s strategic decision to focus on our core technologies, we committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. in 2004. The plan was approved by our Board of Directors on December 29, 2005, and we have engaged an investment bank that is actively marketing the Enterprise assets. Due to the slower-than-anticipated market adoption of the technologies described above, these assets have not performed up to management’s expectations, leading to an increase in the loss from discontinued operations in 2005 versus 2004. Management believes that the sale of these assets will allow us to focus more directly on our core lines of business. We expect to complete the sale of these assets by the end of 2006.
     The following table presents income statement data for the Enterprise division, currently reported as discontinued operations. Previously, these results were reported as part of the results of our Commercial Applications segment.

			2005 vs. 2004

($ in millions)	2005	2004	$	%

Hosted, subscriber, and maintenance revenue	$22.5	$38.5	$(16.0)	(42%)
Systems revenue	5.6	7.5	(1.9)	(25%)

Total Enterprise revenue	28.1	46.0	(17.9)	(39%)

Direct cost of hosted, subscriber, and maintenance	15.7	29.9	(14.2)	(48%)
Direct cost of systems	6.3	5.4	1.0	19%

Total Enterprise segment cost of revenue	22.1	35.3	(13.2)	(38%)

Hosted, subscriber, and maintenance gross profit	6.9	8.6	(1.9)	(20%)
Systems gross profit	(0.8)	2.1	(2.9)	NM

Total Enterprise gross profit	6.0	10.7	(4.7)	(43%)

Research and development, sales, marketing, and general and administrative expenses	9.9	10.8	(0.9)	(8%)

Subtotal	(3.9)	(0.1)	(3.8)	NM

Depreciation and amortization	3.3	2.5	0.8	29%

Loss from discontinued operations	$(7.2)	$(2.6)	$(4.6)	NM

Net Loss:

			2005 vs. 2004			2004 vs. 2003

($ in millions)	2005	2004	$	%	2003	$	%

Net loss from continuing operations	$(4.3)	$(15.9)	$11.6	(73%)	$(13.5)	$(2.4)	18%
Loss from discontinued operations	(7.2)	(2.6)	(4.6)	NM	—	(2.6)	NM

Net loss	$(11.5)	$(18.5)	$7.0	(38%)	$(13.5)	$(5.0)	38%

     Net loss decreased in 2005 compared to 2004 primarily due to the expense in 2004 for debt conversion expense associated with our August 2004 Waiver Agreement and the capitalization of certain research and development expenses in 2005, increased gross profit from our revenue sources, and other factors discussed above. Net loss increased in 2004 compared to 2003 due to the debt conversion expense associated with our August 2004 Waiver Agreement, partially offset by significant increases in gross profit from growing revenue and an increased gross margin percentage.
Liquidity and Capital Resources
     The following table summarizes our comparative statements of cash flow:

			2005 vs. 2004			2004 vs. 2003

($ in millions)	2005	2004	$	%	2003	$	%

Net cash and cash equivalents provided by (used in):
Net loss	$(11.5)	$(18.5)	$7.1	38%	$(13.5)	$(5.0)	(38%)
Non-cash charges	14.8	20.8	(6.1)	(29%)	18.1	2.7	15%
Net changes in working capital	1.5	(2.1)	3.6	NM	(8.6)	6.5	75%

Operating activities	4.8	0.2	4.6	NM	(4.0)	4.2	NM
Acquisitions, net of cash acquired	(0.1)	(24.8)	24.7	NM	—	(24.8)	NM
Purchases of property and equipment	(6.1)	(7.0)	0.9	13%	(6.0)	(1.0)	(18%)
Capitalized software development costs	(2.5)	—	(2.5)	NM	(1.9)	1.9	NM
Other	—	2.7	(2.7)	NM	(1.7)	4.4	NM

Investing activities	(8.7)	(29.0)	20.3	(68%)	(9.5)	(19.5)	NM
Payments on debt and leases	(10.5)	(8.9)	(1.6)	18%	(5.5)	(3.4)	65%
Proceeds from issuance of stock and debentures, net	(0.1)	28.2	(28.3)	NM	—	28.2	NM
Proceeds from borrowings	5.0	7.5	(2.5)	(33%)	9.3	(1.8)	(19%)
Proceeds from employee option exercises	0.8	1.4	(0.7)	(50%)	1.1	0.3	31%

Financing activities	(4.8)	28.2	(33.0)	NM	4.9	23.3	NM

Net change in cash and cash equivalents	$(8.8)	$(0.7)	$(8.1)	NM	$(8.6)	$7.9	NM

Days revenues outstanding in accounts receivable including unbilled receivables	91	122			107
     We have funded our operations, acquisitions, and capital expenditures primarily using profit from our operations as well as the net proceeds from our January 2004 private placement of convertible subordinated debentures and common stock (described below), which generated net proceeds of approximately $19.9 million, our August 2004 placement of our common stock (described below), which generated net proceeds of approximately $8.3 million, our March 10, 2006 secured notes and warrants (described below) which generated net cash proceeds of approximately $9.3 million, leasing, and long-term debt. In 2005, we reduced discretionary spending to minimize the short-term need for supplemental cash.
     On October 14, 2005, we amended and extended our line of credit agreement with our principal bank. Under the amended agreement, the availability of the line is extended to September 2008, and our borrowing availability is increased from $15 million to $22 million. Borrowings at any time are limited based principally on accounts receivable and inventory levels and a working capital ratio, each as defined in the amended line of credit agreement. Borrowings are also limited by the amount of letters of credit outstanding ($0.9 million at December 31, 2005). The amended line of credit is secured by substantially all assets of the company, and bears interest at prime plus 1.25% per annum, with a minimum prime rate of 4.25% per annum and a borrowing rate of 8.5% per annum at December 31, 2005. Our amended line of credit contains covenants requiring us to maintain at least $29.5 million of tangible net worth, as defined, and at least $5 million in cash (each measured monthly) as well as restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock. On March 10, 2006, the tangible net worth covenant, as defined, was amended such that the Company will only be required to maintain at least $23.5 million of tangible net worth, as defined, through March 31, 2007, at which time the amount of required tangible net worth, as defined, reverts back to the $29.5 million. The minimum tangible net worth amount per the line of credit agreement is adjusted upward for income, subordinated debt and equity raised and proceeds of any sale of Enterprise assets.
     In 2003 we borrowed $2.5 million under the terms of an equipment loan secured by purchased equipment for a term of three years. As of December 31, 2005, approximately $0.8 million was outstanding under the equipment loan which will be paid monthly through December 2006. There was $8.0 million outstanding under our line of credit. We had approximately $1.9 million of unused availability under our line of credit and our tangible net worth, as defined, was $31.1 million as of December 31, 2005. We are in compliance with our covenants as of December 31, 2005.
     We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We expect additional cash in 2006 from sales of our Enterprise division and surplus patents. We have borrowing capacity available to us in the form of capital leases as well as a line of credit arrangement with our bank which expires in September 2008. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.
     We have incurred net losses in recent years, and our monthly cash flows are subject to variability. In order to improve our results of operations and cash flows, we are focusing our efforts on revenue growth, primarily in the hosted and subscriber service lines, which provide for more predictable revenue streams. We have also committed to a plan to sell the Enterprise assets. In the event that our results of operations in 2006 are not adequate to fund ongoing obligations, and/or we are not able to sell the Enterprise assets, we would defer or avoid cash expenditures in other areas, including research and development, capital expenditures and/or administrative costs. We believe that our existing cash resources, including proceeds received from financings which occurred in March 2006, and availability under the bank line of credit, coupled with expected cash from operations, will provide sufficient liquidity for us to continue to meet our obligations for the next twelve months. However, there can be no assurance that cash flows from operations will be sufficient to fund our obligations and, as discussed below, the provisions of our lending documents create the possibility that our financing arrangements may not remain available to us.
     Our bank credit agreement contains a tangible net worth covenant which is required to be met on a monthly basis. In March, 2006 the bank amended our line of credit agreement, reducing the tangible net worth requirement through March 31, 2007. The line of credit agreement also contains a subjective acceleration clause which allows the bank to declare the amounts outstanding under the line of credit due and payable if certain material adverse changes occur. Also, the loan document governing the subordinated debt issued in March 2006 contains a cross-default provision that would allow the debt holder to accelerate payment of the subordinated debt if other debt exceeding $2.5 million is declared due and payable. We believe that we will continue to comply with our restrictive covenants under our debt agreements. If our performance does not result in compliance with any of the restrictive covenants, or if our line of credit agreement lender seeks to exercise its rights under the subjective acceleration clause referred to above, we would seek to further modify our financing arrangements, but there can be no assurance that our debt holders would not exercise their rights and remedies under their agreements with us, including declaring all outstanding debt due and payable. See Note 12 to our audited Consolidated Financial Statements for a more detailed description of the restrictive covenants under our debt agreements and Note 25 to our Consolidated Financial Statements for a more detailed description of the secured notes entered into in March 2006.
     Operating cash flows improved in 2005 primarily as a result of increased cash provided by lower working capital needs and improved earnings. A significant favorable change in unbilled receivables and, to a lesser extent, accounts payable and accrued expenses, accrued payroll and deferred revenue were partially offset by the unfavorable changes in accounts receivable, inventory and other current assets. Management increased its focus on its billing and collection efforts in 2005 which reduced total days outstanding to 91 from 122 days in 2004. Additionally, there were fewer long-term projects that remained open in 2005 compared to 2004 and 2003, and therefore unbilled receivables were lower in 2005.
     Net cash used in investing activities was lower in 2005 than 2004 because there were no 2005 acquisitions, like our 2004 Enterprise and Kivera acquisitions (described below). The acquisitions accounted for approximately $24.8 million of the cash used for investing activities during 2004. The amount of capital expenditures in 2005 were $6.1 million and capitalized software development costs were $2.5 million. Capital expenditure in 2004 were slightly higher at $7.0 million and included an increase in capital expenditures to support our service bureau office move and to expand our business. There were no capitalized software development costs in 2004 due to the stage of development efforts incurred in 2004 and management’s judgments as to the realizability of these costs at that time. Net cash used in investing activities was lower in 2003 compared to 2004 primarily because of the 2004 acquisitions.
     Net cash of $4.8 million was used for financing activities in 2005 compared to $28.2 million provided by financing activities in 2004 and $4.9 million provided by financing activities in 2003. In 2005, we made payments under long-term debt and capital lease obligations while increasing borrowing under our line of credit to a lesser extent. The change in 2005 compared to 2004 is primarily due to the January 2004 and August 2004 financings (see below) which did not recur in 2005. These offerings provided net proceeds of approximately $28.2 million. These proceeds were used to fund our acquisitions and for payments under our existing long-term debt and capital lease obligations. Net cash provided by financing activities in 2003 included proceeds from increases in long-term debt obligations used to fund capital expenditures as an alternative to capital lease obligations.
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
     On March 10, 2006, pursuant to a note purchase agreement dated the same date, we issued and sold to two institutional lenders (i) $10 million in aggregate principal amount of secured notes due March 10, 2009, which bear cash interest at the rate of 14% per annum, or non-cash interest, in the form of additional notes, at the rate of 16% per annum, at our option, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. We received net cash proceeds of approximately $9.3 million from this transaction, which are intended to be used for general corporate purposes.

     The warrants issued in the January 2004 financing described above contain provisions requiring an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of the new warrants in March 2006. Consequently, the warrants from 2004 have been adjusted to a purchase price of $2.50 per share and the total number of January 2004 warrants now outstanding has been adjusted to 886,787. The note purchase agreement includes a provision such that if we default on any of our debt obligations exceeding $2.5 million, the secured subordinated notes shall become due and payable at the election of the holders of the notes.
Off-Balance Sheet Arrangements
     We had standby letters of credit totaling approximately $0.9 million at year-end 2005 and $0.8 million at year-end 2004. The standby letters of credit are in support of processing credit card payments from our customers, as collateral with a vendor and security for office space. In March 2006, an additional $2.5 million standby letter of credit has been issued in accordance with a contracting requirement for a project being performed by our Government segment.
Contractual Commitments
     As of December 31, 2005, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of December 31, 2005 our commitments consisted of the following:

($ in millions)	2006	2007-2008	2009-2010	Beyond	Total

Notes payable	$2.2	$0.5	$—	$—	$2.7
Line of credit	8.0	—	—	—	8.0
Capital lease obligations	3.2	3.0	—	—	6.2
Operating leases, primarily for office space	3.4	5.7	2.7	—	11.8

Total contractual commitments	$16.8	$9.2	$2.7	$—	$28.7

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
Interest Rate Risk
     We have limited exposure to financial market risks, including changes in interest rates. As discussed above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we have a $22 million line of credit. A hypothetical 100 basis point adverse movement (increase) in the prime rate would have increased our interest expense for the year ended December 31, 2005 by approximately $36,000, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

     At December 31, 2005, we had cash and cash equivalents of $9.3 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have increased our net loss for 2005 by approximately $0.1 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
     For the year ended December 31, 2005, we generated $6.9 million of revenue outside the U.S. A majority of our transactions generated outside the U.S. are denominated in U.S. dollars, and a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of December 31, 2005, we had approximately $0.2 million in accounts receivable and $0.1 million in unbilled receivables that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During 2005, our average receivables and unbilled receivables subject to foreign currency exchange risk were $1.4 million and $0.2 million, respectively. We recorded transaction losses of $0.2 million on foreign currency denominated receivables for the year ended December 31, 2005.

Item 8.	Financial Statements and Supplementary Data
     The financial statements listed in Item 15 are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective at a reasonable assurance level in ensuring that all information required in the reports it files or submits under the Act was accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures and that information was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which has issued an attestation report thereon included herein.
Changes in Internal Control over Financial Reporting
     In closing the third quarter of 2005, the Company became aware of problems with its documentation and procedures regarding revenue recognition of contracts with multiple element arrangements. We implemented improvements that remediated these issues prior to December 31, 2005. There were no other changes in internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm —
Internal Control Over Financial Reporting
The Board of Directors and Stockholders
of TeleCommunication Systems, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that TeleCommunication Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TeleCommunication Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that TeleCommunication Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TeleCommunication Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TeleCommunication Systems, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of TeleCommunication Systems, Inc. and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
March 16, 2006

Part III

Item 10.	Directors and Executive Officers of the Registrant
     The information required by this Item 10 is incorporated by reference from the information captioned “Board of Directors” and “Security Ownership of Certain Beneficial Owners and Management” to be included in the Company’s definitive proxy statement to be filed in connection with the Annual Meeting of Stockholders, to be held on June 8, 2006 (the “Proxy Statement”).

Item 11.	Executive Compensation
     The information required by this Item 11 is incorporated by reference from the information captioned “Board of Directors” and “Executive Compensation” to be included in the Proxy Statement.

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

Item 14.	Principal Accountant Fees and Services
     The information required by this Item 14 is incorporated by reference from the information captioned “Principal Accountant Fees and Services” to be included in the Proxy Statement.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
TeleCommunication Systems, Inc.
     We have audited the accompanying consolidated balance sheets of TeleCommunication Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. As of December 31, 2005 and for the year then ended, we did not audit the financial statements of TeleCommunication Systems (Holdings) Ltd, a wholly-owned subsidiary, which statements reflect total assets of 5 percent of the consolidated total as of December 31, 2005 and a net loss, which represents 25% of the consolidated loss from discontinued operations for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for TeleCommunication Systems (Holdings) Ltd, is based solely on the report of the other auditors
     We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleCommunication Systems, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TeleCommunication Systems, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
March 16, 2006

TeleCommunication Systems, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	December 31,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$9,320	$18,251
Accounts receivable, net of allowance of $233 in 2005 and $690 in 2004	20,886	18,295
Unbilled receivables	6,361	9,885
Inventory	3,197	3,427
Other current assets	2,970	1,830
Current assets of discontinued operations	22,891	7,758

Total current assets	65,625	59,446
Property and equipment, net of accumulated depreciation and amortization of $34,134 in 2005 and $27,504 in 2004	16,323	16,810
Software development costs, net of accumulated amortization of $1,990 in 2005 and $1,204 in 2004	3,825	2,651
Acquired intangible assets, net of accumulated amortization of $214 in 2005 and $37 in 2004	1,004	1,151
Goodwill	1,813	1,761
Other assets	1,982	1,570
Noncurrent assets of discontinued operations	—	18,993

Total assets	$90,572	$102,382

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,175	$8,702
Accrued payroll and related liabilities	3,971	3,526
Deferred revenue	4,123	3,365
Current portion of notes payable, including line of credit	10,180	11,993
Current portion of capital lease obligations	3,001	2,765
Current liabilities of discontinued operations	6,719	8,891

Total current liabilities	38,169	39,242
Capital lease obligations and notes payable, less current portion	3,341	3,634
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 31,381,575 in 2005 and 30,626,454 in 2004	314	306
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 8,035,963 in 2005 and 8,409,001 in 2004	80	84
Deferred compensation	(231)	(787)
Additional paid-in capital	210,275	209,778
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(40)	(6)
Accumulated deficit	(161,336)	(149,869)

Total stockholders’ equity	49,062	59,506

Total liabilities and stockholders’ equity	$90,572	$102,382

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share data)

	Year ended December 31,

	2005	2004	2003

Revenue
Hosted, subscriber, and maintenance	$52,867	$44,256	$37,656
Services	22,105	15,978	13,923
Systems	27,181	36,678	40,486

Total revenue	102,153	96,912	92,065

Direct costs of revenue
Direct cost of hosted, subscriber, and maintenance revenue, including amortization of software development costs of $0, $0, and $161, respectively	25,233	21,257	18,082
Direct cost of services	13,981	9,669	9,835
Direct cost of systems, including amortization of software development costs of $786, $445, and $8,874, respectively	17,719	21,227	32,299

Total direct cost of revenue	56,933	52,153	60,216

Hosted, subscriber, and maintenance gross profit	27,634	22,999	19,574
Services gross profit	8,124	6,309	4,088
Systems gross profit	9,462	15,451	8,187

Total gross profit	45,220	44,759	31,849

Operating costs and expenses
Research and development expense	13,852	17,966	16,932
Sales and marketing expense	10,517	8,917	8,917
General and administrative expense	14,369	14,050	11,251
Non-cash stock compensation expense	720	1,195	1,501
Depreciation and amortization of property and equipment	8,625	7,353	6,612
Amortization of acquired intangible assets	177	37	531

Total operating costs and expenses	48,260	49,518	45,744

Loss from operations	(3,040)	(4,759)	(13,895)
Interest expense	(1,172)	(3,196)	(1,088)
Debt conversion expense	—	(7,886)	—
Other (expense)/income, net	(104)	(61)	1,497

Loss from continuing operations	(4,316)	(15,902)	(13,486)
Loss from discontinued operations	(7,151)	(2,646)	—

Net loss	$(11,467)	$(18,548)	$(13,486)

Loss per share:
Loss per share from continuing operations	(0.11)	(0.48)	(0.45)
Loss per share from discontinued operations	(0.19)	(0.08)	—

Net loss per share-basic and diluted	$(0.30)	$(0.56)	$(0.45)

Weighted average shares outstanding-basic and diluted	38,823	33,381	29,796

Composition of non-cash stock compensation expense:
Direct costs of revenue	$16	$53	$93
Research and development expense	11	140	245
Sales and marketing expense	18	56	171
General and administrative expense	675	946	992

Total non-cash stock compensation expense	$720	$1,195	$1,501

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

					Accumulated
	Class A	Class B		Additional	Other
	Common	Common	Deferred	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Compensation	Capital	Loss	Deficit	Total

Balance at January 1, 2003	$196	$99	$—	$165,176	$—	$(117,835)	$47,636
Options exercised for the purchase of 735,151 shares of Class A Common Stock	7	—	—	919	—	—	926
Issuance of 91,243 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	—	142	—	—	143
Issuance of 1,077,250 shares of restricted Class A Common Stock to directors and key executives	11	—	(1,890)	1,879	—	—	—
Amortization of deferred compensation expense	—	—	491	—	—	—	491
Conversion of 527,272 shares of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	1,010	—	—	1,010
Stock compensation expense for options issued to non- employees for service	—	—	—	131	—	—	131
Net loss for 2003	—	—	—	—	—	(13,486)	(13,486)

Balance at December 31, 2003	$221	$94	$(1,399)	$169,256	$—	$(131,321)	$36,851
Options exercised for the purchase of 537,333 shares of Class A Common Stock	5	—	—	1,053	—	—	1,058
Issuance of 85,901 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	—	344	—	—	345
Issuance of 1,568,308 shares of Class A Common Stock in connection with the Enterprise acquisition and related financing, net of issuance costs	16	—	—	8,366	—	—	8,382
Issuance of 2,500,000 shares of Class A Common Stock in connection with a private financing, net of issuance costs	25	—	—	9,317	—	—	9,342
Issuance of 2,990,544 shares of Class A Common Stock for the conversion of the convertible subordinated debentures	29	—	—	15,871	—	—	15,900
Issuance of 45,376 shares of Class A Common Stock for accrued interest for convertible subordinated debentures	—	—	—	209	—	—	209
Surrender of 79,563 restricted shares of Class A Common Stock as payment for payroll tax withholdings	(1)	—	—	(449)	—	—	(450)
Fair value of beneficial conversion feature of convertible subordinated debentures	—	—	—	3,662	—	—	3,662

(statement continued on following page)

TeleCommunication Systems, Inc.
Consolidated Statements of Stockholders’ Equity — (Continued)
(amounts in thousands, except share data)

					Accumulated
	Class A	Class B		Additional	Other
	Common	Common	Deferred	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Compensation	Capital	Loss	Deficit	Total

Issuance of warrants to purchase 341,072 shares of Class A Common Stock	—	—	—	1,395	—	—	1,395
Conversion of 954,687 shares of Class B Common Stock to Class A Common Stock	10	(10)	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	583	—	—	583
Amortization of deferred compensation expense	—	—	612	—	—	—	612
Fair value of stock options issued to non-employees for service	—	—	—	171	—	—	171
Foreign currency translation adjustment	—	—	—	—	(6)	—	(6)
Net loss for 2004	—	—	—	—	—	(18,548)	(18,548)

Balance at December 31, 2004	$306	$84	$(787)	$209,778	$(6)	$(149,869)	$59,506
Options exercised for the purchase of 290,980 shares of Class A Common Stock	3	—	—	310	—	—	313
Issuance of 176,851 shares of Class A Common Stock under Employee Stock Purchase Plan	2	—	—	380	—	—	382
Issuance of 14,816 restricted shares of Class A Common Stock to directors and key executives	—	—	(41)	41	—	—	—
Issuance costs related to 2,500,000 shares of Class A Common Stock in connection with a private financing	—	—	—	(81)	—	—	(81)
Surrender of 100,564 restricted shares of Class A Common Stock as payment for payroll tax withholdings	(1)	—	—	(249)	—	—	(250)
Conversion of 373,038 shares of Class B Common Stock to Class A Common Stock	4	(4)	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	123	—	—	123
Amortization of deferred compensation expense	—	—	597	—	—	—	597
Valuation adjustment to stock options issued to non-employees for service	—	—	—	(27)	—	—	(27)
Foreign currency translation adjustment	—	—	—	—	(34)	—	(34)
Net loss for 2005	—	—	—	—	—	(11,467)	(11,467)

Balance at December 31, 2005	$314	$80	$(231)	$210,275	$(40)	$(161,336)	$49,062

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year ended December 31,

	2005	2004	2003

Operating activities:
Net loss	$(11,467)	$(18,548)	$(13,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	9,310	7,795	6,612
Amortization of acquired intangible assets	2,817	2,165	531
Non-cash stock compensation expense	720	1,195	1,501
Amortization of software development costs	945	597	9,035
Non-cash debt conversion expense	—	6,886	—
Amortization of debt discount	—	1,344	—
Amortization of deferred financing fees included in interest expense	470	464	69
Other non-cash expenses	484	501	403
State of Maryland loan forgiveness	—	(100)	(100)
Changes in operating assets and liabilities:
Accounts receivable, net	(428)	3,440	2,310
Unbilled receivables	3,882	(1,087)	(1,482)
Inventory	(634)	(2,924)	—
Other assets	(2,029)	275	(705)
Accounts payable and accrued expenses	253	(2,410)	(7,457)
Accrued payroll and related liabilities	72	123	(64)
Deferred revenue	359	479	(1,163)

Net cash provided by/(used in) operating activities	4,754	195	(3,996)

Investing activities:
Acquisitions, net of cash acquired	(124)	(24,751)	—
Purchases of property and equipment	(6,077)	(7,000)	(5,951)
Capitalized software development costs	(2,512)	—	(1,865)
Other	—	2,713	(1,690)

Net cash used in investing activities	(8,713)	(29,038)	(9,506)

Financing activities:
Payments on long-term debt and capital lease obligations	(10,451)	(8,985)	(5,450)
Proceeds from issuance of Class A Common Stock and Convertible subordinated debentures	—	31,000	—
Payment to induce conversion of convertible subordinated debenture	—	(1,000)	—
Financing fees related to issuance of Class A Common Stock and Convertible subordinated debentures	(81)	(1,758)	—
Proceeds from draws on revolving line of credit, net	3,004	5,000	—
Proceeds from issuance of long-term debt	2,000	2,500	9,266
Proceeds from exercise of employee stock options and sale of stock	696	1,403	1,069

Net cash (used in)/provided by financing activities	(4,832)	28,160	4,885

Net decrease in cash	(8,791)	(683)	(8,617)
Effect of exchange rates on cash and cash equivalents	(140)	149	—
Cash and cash equivalents at the beginning of the period	18,251	18,785	27,402

Cash and cash equivalents at the end of the period	$9,320	$18,251	$18,785

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

1.	Significant Accounting Policies
         Description of Business
     TeleCommunication Systems, Inc. develops and applies highly reliable wireless data communications technology. We manage our business in two segments, our Commercial Applications segment and our Government segment.

Commercial Applications Segment. Our carrier software system products enable wireless carriers to deliver short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. We provide enhanced 9-1-1 (E9-1-1) services, commercial location-based services, and inter-carrier text message distribution services on a hosted, or service bureau basis. As of December 31, 2005, we provide hosted services under contracts with 36 wireless carrier networks as well as Voice-over-Internet-Protocol (VoIP) service providers. We also earn subscriber revenue through wireless applications including our Rand McNallytm Traffic application which is available via all major US wireless carriers. We earn carrier software-based systems revenue through the sale of licenses, deployment and customization fees and maintenance fees. Pricing is generally based on the volume of capacity purchased from us by the carrier. As of December 31, 2005, we had deployed 85 software systems for our customers in wireless carrier networks around the world, including those of Verizon Wireless, Vodafone, T-Mobile, Telefonica and its affiliate Vivo, Alltel, and Hutchison Whampoa’s “3”tm-brand third generation networks. We also provide carrier technology on a hosted, i.e., service bureau basis; that is, customers use our software functionality through connections to and from our network operations centers, paying us monthly based on the number of subscribers, cell sites, or call center circuits, or message volume. As set forth in Note 3, we acquired substantially all of the assets of Kivera, Inc. (Kivera), a provider of Internet-based location application software and geo-data professional services, on September 20, 2004. The acquired operations are included in our Commercial Applications segment beginning on the effective date of the acquisitions.

Government Segment. We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink® deployable communication systems which incorporate high speed, satellite, and internet protocol technology. More than 600 of our SwiftLink® deployable communication systems are in use for security, defense, and law enforcement around the world. We also own and operate secure satellite teleport facilities, and resell access to satellite airtime (known as space segment).

Enterprise Assets. As set forth in Note 2, we acquired the Enterprise Mobility Solutions (Enterprise) division of Aether Systems, Inc. on January 13, 2004, with an effective date of January 1, 2004. Prior to December 31, 2005, we adopted a plan to sell the Enterprise division. These assets and the related operations are classified as discontinued operations as of December 31, 2005.
     Capital Resource Risks. We have incurred net losses in recent years, and our monthly cash flows are subject to variability. In order to improve our results of operations and cash flows, we are focusing our efforts on revenue growth, primarily in the hosted and subscriber service lines, which provide for more predictable revenue streams. We have also committed to a plan to sell the Enterprise assets, as discussed in Note 2. In the event that our results of operations in 2006 are not adequate to fund ongoing obligations, and/or we are not able to sell the Enterprise assets, we would defer or avoid cash expenditures in other areas, including research and development, capital expenditures and/or administrative costs. We believe that our existing cash resources, including proceeds received from financings which occurred in March 2006 (see Note 25), and availability under the bank line of credit (see Note 12), coupled with expected cash from operations, will provide sufficient liquidity for us to continue to meet our obligations through at least January 1, 2007.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
However, there can be no assurance that cash flows from operations will be sufficient to fund our obligations and, as discussed below, the provisions of our lending documents create the possibility that our financing arrangements may not remain available to us.
     Our bank credit agreement contains a tangible net worth covenant which is required to be met on a monthly basis. In March, 2006 the bank amended our line of credit agreement, reducing the tangible net worth requirement through March 31, 2007, as discussed in Note 12 to the financial statements. The line of credit agreement also contains a subjective acceleration clause which allows the bank to declare the amounts outstanding under the line of credit due and payable if certain material adverse changes occur, as described in Note 12. Also, the loan document governing the subordinated debt issued in March 2006 (see Note 25) contains a cross-default provision that would allow the debt holder to accelerate payment of the subordinated debt if other debt exceeding $2,500 is declared due and payable. We believe that we will continue to comply with our restrictive covenants under our debt agreements. If our performance does not result in compliance with any of the restrictive covenants, or if our line of credit agreement lender seeks to exercise its rights under the subjective acceleration clause referred to above, we would seek to further modify our financing arrangements, but there can be no assurance that our debt holders would not exercise their rights and remedies under their agreements with us, including declaring all outstanding debt due and payable.
     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
     Principles of Consolidation. The accompanying financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
     Reclassifications. We have reclassified certain prior-year amounts for comparative purposes. These reclassifications did not affect our results of operations for the years presented. In connection with the classification of our Enterprise assets as discontinued operations, as discussed in Note 2, we reclassified prior period financial data for these assets to reflect this classification as of December 31, 2005. In connection with the realignment of our segments during 2004, discussed in Note 21, we also reclassified our revenue categories, consistent with the manner in which we monitor our business. Our current revenue categories include hosted, subscriber and maintenance revenue, systems revenue and services revenue. Current and prior year amounts for revenues, direct costs of revenue and gross profit have been reclassified to conform with these classifications.
     Cash and Cash Equivalents. Cash and cash equivalents include cash and highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are reported at fair value, which approximates cost. Our line of credit requires us to maintain a cash balance of at least $5 million. See Note 12 for additional information.
     Allowances for Doubtful Accounts Receivable. All of our accounts receivable are trade receivables generated in the ordinary course of our business. We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of significant past-due receivables and by establishing provisions for estimated losses by analyzing current and historical bad debt trends. Changes to our allowance for doubtful accounts are recorded as a component of general and administrative expenses in our accompanying Consolidated Statements of Operations. Our credit and collection policies and the financial strength of our customers are critical to us in maintaining a relatively small amount of write-offs of receivables. Our credit policies are especially crucial, as we generally do not require collateral from or enter netting agreements with our customers. Receivables that are ultimately deemed uncollectible are charged-off as a reduction of receivables and the allowance for doubtful accounts.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
     Inventory. We maintain inventory of component parts and finished product for our Government deployable communications systems. Inventory is stated at the lower of cost or market. Cost is based on the weighted average method. Cost basis for finished units includes manufacturing cost. During 2005, based upon our review of the components of our inventory, the most recent sales history and the prospects for future sales, we established a reserve in order to state certain inventory units at their estimated net realizable value.
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
     Goodwill. Goodwill represents the excess of cost over the fair value of assets of acquired businesses. Goodwill acquired in a purchase business combination is not amortized, but instead is evaluated at least annually for impairment using a discounted cash flow model in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. A majority of our goodwill balance was reclassified to assets of discontinued operations in connection with our plan of sale of our Enterprise Assets (see Note 2, Enterprise Assets — Discontinued Operations).
     Software Development Costs. We capitalize software development costs after we establish technological feasibility, and amortize those costs over the estimated useful lives of the software beginning on the date when the software is first installed and used. Acquired technology, representing the estimated value of the proprietary technology acquired in the 2004 acquisitions, has also been recorded as capitalized software development costs.
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

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
     For the year ended December 31, 2005, we capitalized $2,512 of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized and are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software, which is part of our continuing operations.
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
     Acquired Intangible Assets. In conjunction with the Kivera acquisition in 2004, we acquired customer lists, developed technology, and patents that will be amortized over their respective estimated useful lives.
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
     Other Comprehensive Income/loss. Comprehensive income/loss includes changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income/loss refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from net income. For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments for our international subsidiaries are included as a separate component of accumulated other comprehensive loss in stockholders’ equity. Total comprehensive loss for the three years ended December 31, 2005 was not materially different than consolidated net loss.
     Revenue Recognition. Revenue is generated from our two segments as described below and as discussed more fully in Note 21.
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
     Systems revenue is also derived from fees for the development, implementation and maintenance of custom applications. Fees from the development and implementation of custom applications are generally performed under time and materials and fixed fee contracts. Revenue is recognized under time and materials contracts and cost plus fee contracts as billable costs are incurred. Fixed-price product delivery contracts are accounted for using the percentage-of-completion or proportional performance method, measured either by total costs incurred as a percentage of total estimated costs at the completion of the contract, or direct labor hours incurred compared to estimated total direct labor hours for projects for which third-party hardware represents a significant portion of the total estimated costs. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones. Any estimated losses under long-term contracts are recognized in their entirety at the date that they become evident. Revenue from hardware sales to our monthly subscriber customers is recognized as systems revenue.
     Under our contracts with the U.S. government for both systems and services, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.
     Revenues included in any of the three of our financial reporting categories may contain multiple elements. We evaluate these revenues following the guidance of Emerging Issues Task Force 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). This authoritative literature provides guidance on the determination of the number of units of accounting and the allocation of the total fair value among the multiple elements.
     Deferral of Costs Incurred. We defer costs incurred in certain situations as dictated by authoritative accounting literature. We defer costs for long term contracts being accounted for under the proportional performance method so that the total costs recognized at any point are indicative of the level of effort

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
expended. In addition, under the provisions of EITF 00-21, if the revenue for a delivered item is not recognized because it is not separable from the arrangement, then we defer incremental costs relating to that delivered but unrecognized element.
     Advertising Costs. Advertising is expensed as incurred. Advertising expense totaled $268, $473, and $98, for the years ended December 31, 2005, 2004 and 2003, respectively.
     Capitalized Interest. Total interest incurred was $1,312, $3,196, and $1,088 for the years ended December 31, 2005, 2004, and 2003, respectively. Approximately $140 of total interest incurred was capitalized as a component of software development costs and construction in progress during the year ended December 31, 2005. No interest was capitalized during the years ended December 31, 2004 or 2003.
     Stock-Based Compensation and Deferred Compensation. We have two stock-based employee compensation plans, which are described more fully in Note 18. We record compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, (Accounting for Stock Issued to Employees) (“APB No. 25”) and related interpretations. Under APB No. 25, compensation expense is recorded pro-rata over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. The related compensation constitutes portions of our direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in the table presented with our Consolidated Statements of Operations.
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

	For the Years Ended December 31,

	2005	2004	2003

Net loss attributable to common stockholders, as reported	$(11,467)	$(18,548)	$(13,486)
Add: Stock-based employee compensation expense included in reported net loss	720	1,195	1,501
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,898)	(8,477)	(5,102)

Pro forma net loss attributable to common stockholders	$(15,646)	$(25,830)	$(17,087)

Loss per share — basic and diluted:
As reported	$(0.30)	$(0.56)	$(0.45)

Pro forma	$(0.40)	$(0.77)	$(0.57)

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
     In calculating the fair value of our stock options using Black-Scholes for the years ended December 31, 2005, 2004, and 2003, respectively, our assumptions were as follows:

	For the Years Ended
	December 31,

	2005	2004	2003

Expected life (in years)	5.5	5.5	5.0
Risk-free interest rate(%)	4.25%	3.35%	3.00%
Volatility(%)	105%	114%	124%
Dividend yield(%)	0%	0%	0%
     Research and Development Expense. We incur research and development costs which are primarily comprised of compensation and travel expenses related to our engineers engaged in the development and enhancement of new and existing software products. All costs are expensed as incurred prior to reaching technological feasibility.
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
     On October 28, 2005 our Board of Directors adopted resolutions to accelerate the vesting of certain outstanding, unvested “out-of-the-money” stock options. The accelerated vesting provisions applied to all qualifying options with an exercise price of $6.00 or greater and as a result, options to purchase 1,455,000 shares of our stock became fully exercisable as of that date.
     The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these options upon the adoption of Statement No. 123(R), which we are required to adopt on January 1, 2006 as discussed above. Statement No. 123(R) will require that compensation expense associated with stock options be recognized in the statement of operations rather than as a pro forma footnote disclosure in our consolidated financial statements. The acceleration of the vesting of these options will eliminate the future non-cash stock compensation expense associated with these outstanding options. We estimate that the related future

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
compensation expense to be recorded Statement No. 123(R) that is eliminated as a result of the acceleration of vesting these options is approximately $1,200.
     We expect to adopt Statement No. 123(R) effective January 1, 2006 using the modified prospective method. The impact of adoption of Statement No. 123(R) will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per share above. The Company currently anticipates that the impact of adopting Statement No. 123(R) will result in recording approximately $2,200 of stock compensation expense in 2006, but such amount could fluctuate depending on the levels of share-based payments granted.
     In November 2004, the FASB issued Statement No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (Statement No. 151.) Statement No. 151 clarifies the accounting for certain types of inventory costs. Statement No. 151 requires idle facility expense, freight, handling costs, and spoilage to be recognized in the period incurred. Statement No. 151 is effective for the first fiscal period beginning after June 15, 2005. We do not expect the implementation of Statement No. 151 to have a significant impact on our consolidated financial statements
     In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154.) Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 requires retrospective application of any change in accounting principle to prior periods’ financial statements. Statement No. 154 is effective for the first fiscal period beginning after December 15, 2005. We do not expect the implementation of Statement No. 154 to have a significant impact on our consolidated financial statements.

2.	Enterprise Assets-Discontinued Operations
     As of December 31, 2005, as a result of slower-than-anticipated market adoption of key technologies related to the Enterprise assets and management’s strategic decision to focus on our core technologies, we committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. in 2004. The plan was approved by our Board of Directors on December 29, 2005. Also in December 2005, we engaged an investment bank that is actively marketing the Enterprise assets. The operations and cash flows of the business will be eliminated from ongoing operations as a result of the sale, and the company does not expect to have any significant involvement in the operations after the disposal transaction. We expect to complete the sale of these assets by the end of 2006. Accordingly, the assets, liabilities, and results of operations for the Enterprise assets have been reclassified to discontinued operations for all periods presented in the Consolidated Financial Statements included in this Annual Report on Form 10-K. The operations of the Enterprise assets had previously been included in our Commercial Applications segment.
     The Enterprise assets provide wireless data solutions, uniting messaging, and synchronization and web technologies. These solutions include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers. It is a leading seller of BlackBerry® services and provides real-time financial market data to wireless device users under annual subscriber contracts in the U.S. and Europe.
     The aggregate purchase price for the Enterprise assets was $22,300, consisting of cash payments of $18,150, a note payable in the amount of $1,000, bearing interest at the prime interest rate, and 204,020 shares of our Class A Common Stock, valued at $1,056, based on the average closing price for the five days immediately preceding the closing of the Enterprise Acquisition. In addition, management incurred approximately $2,094 of costs directly related to the acquisition. The total purchase price has been allocated

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
based on the estimated fair value of the acquired tangible and intangible assets and assumed liabilities, with the excess of the purchase price over the assets acquired and liabilities assumed being allocated to goodwill. The valuation has resulted in the recognition of $12,633 of goodwill. As a result of the classification of these assets as discontinued operations, we performed an additional review of the associated goodwill and other long lived assets for impairment as of December 31, 2005. We concluded that no impairment existed as of that date.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on January 1, 2004 at the date of the acquisition:

Assets:
Tangible assets	$11,573
Acquired technology and intangible assets	7,612
Goodwill	12,633

Total assets	31,818

Liabilities:
Current liabilities	9,518

Total liabilities	9,518

Net assets acquired	$22,300

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

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
     Enterprise assets and liabilities classified as discontinued operations in the accompanying Consolidated Balance Sheets are as follows:

	December 31,	December 31,
	2005	2004

Assets:
Accounts receivable	$3,263	$5,657
Unbilled receivables	260	618
Inventory	558	558
Other current assets	1,225	925
Property and equipment, net of accumulated depreciation	1,863	1,107
Software development costs, net of accumulated amortization	533	140
Acquired intangible assets, net of accumulated amortization	2,516	4,691
Goodwill	12,633	13,037
Other assets	40	18

Assets of discontinued operations	22,891	26,751

Liabilities:
Accounts payable and accrued expenses	4,514	6,047
Accrued payroll and related liabilities	844	981
Deferred revenue	1,361	1,863

Liabilities of discontinued operations	6,719	8,891

Net assets of discontinued operations	$16,172	$17,860

     Intangible assets consisted of the following:

	December 31, 2005			December 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Contracts	$4,519	$3,043	$1,476	$4,208	$1,382	$2,826
Customer Lists	2,165	1,458	707	1,942	637	1,305
Trademarks	630	297	333	669	109	560
Software development costs, including acquired technology	844	311	533	287	147	140

Total	$8,158	$5,109	$3,049	$7,106	$2,275	$4,831

     All assets of discontinued operations are classified as current in the December 31, 2005 consolidated balance sheet, as management expects to complete the sale of these assets for cash by December 31, 2006. Management believes that the net proceeds from selling the Enterprise Assets will exceed the December 31, 2005 net asset carrying value shown above; however, there can be no assurance in this regard.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
     Summarized results of operations for the Enterprise assets included in the accompanying Consolidated Statement of Operations were as follows:

	Year ended December 31,

	2005	2004

Hosted, subscriber and maintenance revenue	$22,505	$38,537
Systems revenue	5,622	7,476

Total revenue	28,127	46,013

Hosted, subscriber and maintenance gross profit	6,850	8,597
Systems gross (loss)/profit	(825)	2,082

Total gross profit	6,025	10,679

Research and development, sales, marketing, and general and administrative expenses	9,851	10,755
Depreciation and amortization	3,325	2,570

Loss from discontinued operations	$(7,151)	$(2,646)

     During the fiscal years ended December 31, 2005 and 2004, total revenues generated from products and services of our Enterprise division in the U.S. were $23,100 and $39,800, respectively, and the total revenues generated from products and services of our Enterprise division outside of the U.S. were $5,000 and $6,200, respectively. The Enterprise division did not have any customers that constituted a significant portion of our consolidated net revenues. As of December 31, 2005 and 2004, our Enterprise division had approximately $2,200 and $2,800, respectively, of assets located outside the U.S.
     Since we acquired the Enterprise assets effective January 1, 2004, the results of operations of these assets were not included in the results of operations for the year ended December 31, 2003.
     The cash flows from the Enterprise asset’s operations are combined with cash flows from continuing operations on the consolidated statements of cash flows and are therefore not disclosed separately.
     Our Enterprise division’s leased facilities include a 33,000 square foot facility in Owings Mills, Maryland under a lease expiring March 2008, and a total of approximately 7,000 square feet of office space in London, Madrid, Amsterdam, and Stockholm. The leases for these facilities have varying expirations, but the agreements are generally short-term and renewable. We incurred rent expense of $900 and $719 in the years ended December 31, 2005 and 2004, respectively. We expect to incur rent expense of approximately $500 annually for the Owings Mills facility through the lease’s expiration and would incur a total annual expense of approximately $375 for the international facilities for the duration of the period that all of the various offices are maintained.

3.	Kivera Acquisition
     On September 20, 2004, we acquired substantially all of the assets of Kivera, Inc., a provider of Internet-based location application software and geo-data professional services for approximately $5,500 in cash. In addition, management incurred approximately $35 of costs directly related to the acquisition. This acquisition provided a buy-vs.-build opportunity, as Kivera’s software platform integrates easily with existing wireless carrier network elements and location platforms. Kivera’s technology can interoperate with our Xypoint® Location Platform (XLP).

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
     The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed. The purchase price allocation resulted in the excess $1,813 of the purchase price over net assets acquired being allocated to goodwill. This goodwill has been allocated to the Commercial Applications segment, and we expect it to be deductible for tax purposes.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Assets:
Tangible assets	$590
Acquired intangible assets	3,771
Goodwill	1,813

Total assets	6,174

Liabilities:
Current liabilities	639

Total liabilities	639

Net assets acquired	$5,535

     We recognized an additional $52 of goodwill during the first quarter of 2005 as the result of additional direct costs of the acquisition that were incurred. The Consolidated Balance Sheet as of December 31, 2005 reflects this allocation. The Kivera operations have been included in our consolidated results of operations as of September 20, 2004.

4.	Financing Arrangements
     In January 2004 we raised $21,000 in cash from third-parties through the issuance of (i) a convertible subordinated debenture with a face value of $15,000 (the “Debenture”), bearing interest at a stated rate of 3% per annum and due in lump sum on January 13, 2009 in cash or shares of our Class A Common Stock at our option (ii) warrants to purchase 341,072 shares of Class A Common Stock at an exercise price of $6.50 per share and expiring in January 2007, and (iii) 1,364,288 shares of Class A Common Stock. We determined that the value of the Class A Common Stock issued was $7,640 based on the quoted closing price of our Class A Common Stock on the issue date of $5.60. The difference between the proceeds from the issuance of these shares and their fair value was recognized as a debt discount. The value of the warrants was estimated to be $1,395, determined using the Black-Scholes option-pricing model and was recorded as a debt discount and additional paid-in capital. The convertible subordinated debentures provided for a contractual conversion price of $5.38 per share, and were estimated to have an issuance date beneficial conversion value of $3,662, which was recorded as a debt discount and additional paid-in capital. The resulting carrying value of the debt at issuance was $8,303, net of $6,697 of original issue discount that was being amortized over its five-year term using the effective interest method, yielding an effective interest rate of 12.6%. The terms of the Debenture described above were amended effective as of August 30, 2004, as described below.
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

5.	Loss Per Common Share
     Basic loss per common share is based upon the average number of shares of common stock outstanding during the period. Because we incurred a loss from continuing operations in 2005, 2004, and 2003 potentially dilutive securities were excluded from the computation because the result would be anti-dilutive. These potentially dilutive securities consist of stock options, restricted stock, and warrants as discussed in Note 1, Note 18, and Note 25.

6.	Supplemental Disclosure of Cash Flow Information
     Property and equipment acquired under capital leases totaled $3,761, $6,274, and $568 during the years ended December 31, 2005, 2004, and 2003, respectively.
     Interest paid totaled $843, $1,179, and $918 during the years ended December 31, 2005, 2004, and 2003, respectively.

7.	Unbilled Receivables
     Unbilled receivables consisted of the following at December 31:

	2005	2004

Amounts billable at specified contract milestones	$6,060	$9,272
Contract retentions	28	142
Rate variances	273	471

	$6,361	$9,885

     Substantially all unbilled receivables are expected to be billed and collected within twelve months.

8.	Inventory
     Inventory consisted of the following at December 31:

	2005	2004

Component parts	$1,934	$1,928
Finished goods	1,263	1,499

Total inventory at year end	$3,197	$3,427

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

9.	Property and Equipment
     Property and equipment consisted of the following at December 31:

	2005	2004

Computer equipment	$31,487	$26,997
Computer software	13,257	11,024
Furniture and fixtures	2,140	2,735
Leasehold improvements	2,466	2,451
Land	1,000	1,000
Vehicles	107	107

Total property and equipment at cost at year end	50,457	44,314
Less: accumulated depreciation and amortization	(34,134)	(27,504)

Net property and equipment at year end	$16,323	$16,810

10.	Acquired Intangible Assets and Capitalized Software Development Costs
     Our acquired intangible assets and capitalized software development costs consisted of the following:

	December 31, 2005			December 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Lists	$576	$144	$432	$576	$29	$547
Trademarks & Patents	612	40	572	612	8	604
Software development costs, including acquired technology	5,845	2,020	3,825	3,855	1,204	2,651

Total	$7,033	$2,204	$4,829	$5,043	$1,241	$3,802

Estimated future amortization expense:
Year ending December 31, 2006	$1,522
Year ending December 31, 2007	$1,426
Year ending December 31, 2008	$963
Year ending December 31, 2009	$473
Year ending December 31, 2010	$32
Thereafter	$413
     We routinely update our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

11.	Accounts Payable and Accrued Expenses
     Our accounts payable and accrued expenses consist of:

	December 31, 2005	December 31, 2004

Accounts payable	$6,672	$4,241
Accrued expenses	3,503	4,461

Total accounts payable and accrued expenses at year end	$10,175	$8,702

     Accrued expenses consist primarily of costs incurred for which we have not yet been invoiced, accrued sales taxes, and amounts due to our E9-1-1 customers that we have billed and collected from regulating agencies on their behalf under cost recovery arrangements.

12.	Line of Credit
     In October 2005 and March 2006, we amended the agreement with our principal bank to extend and increase our line of credit. Under the amended agreement, the availability of the line is extended to September 2008, and our maximum borrowing availability was increased from $15,000 to $22,000. Borrowings at any time are limited based principally on accounts receivable levels and a working capital ratio, each as defined in the amended line of credit agreement. Borrowings are also limited by the amount of letters of credit outstanding ($907 at December 31, 2005.) The amended line of credit is secured by substantially all the assets of the company and bears interest at prime plus 1.25% per annum, with a minimum prime rate of 4.25% per annum. The borrowing rate at December 31, 2005 was 8.5% per annum. We are also subject to minimal unused commitment and collateral monitoring fees related to our line of credit, which are waived if we maintain certain levels of deposits. Our amended line of credit contains covenants requiring us to maintain at least $5,000 in cash (measured monthly) as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth as described below. Pursuant to these restrictions, we obtained approval for the proposed sale of the Enterprise assets discussed in Note 2. As of December 31, 2005, we were in compliance with all of these covenants.
     Our line of credit agreement contains a tangible net worth covenant which we are required to meet on a monthly basis. In March, 2006 the bank amended our bank line of credit agreement, reducing the minimum tangible net worth requirement (as defined in the bank credit agreement) from $29,500 to $23,500 until March 31, 2007. The minimum tangible net worth amount per the line of credit agreement is adjusted upward for income, subordinated debt and equity raised and proceeds of any sale of Enterprise assets. The bank credit agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the bank credit agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement. We believe that the Company will continue to comply with its restrictive covenants. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable.
     As of December 31, 2005 and 2004, we had borrowed approximately $8,000 and $5,000, respectively, under the line of credit and there was approximately $833 and $1,667, respectively, outstanding under the

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
terms of an equipment loan as detailed in Note 13. At December 31, 2005, there were no other amounts outstanding under the line and we had approximately $1,874 of unused availability.

13.	Long-Term Debt
     Long-term debt consists of the following at December 31:

	2005	2004

Note payable dated September 30, 2005, due April 1, 2007, and bearing interest at 10.5% per annum. The note requires monthly installments of principal and interest of $90 through April 1, 2007. The note is secured by the accounts receivable of one customer	1,345	—
Note payable dated November 7, 2005, due April 1, 2007, and bearing interest at 10.5% per annum. The note requires monthly installments of principal and interest of $32 through April 1, 2007. The note is secured by the accounts receivable of one customer	472	—
Note payable dated December 30, 2003, due December 2, 2006, and bearing interest at 5.5% per annum. The note requires monthly installments of principal of $69 plus accrued interest through December 1, 2006. The note is secured by property and equipment	833	1,667
Note payable dated January 16, 2003, due January 16, 2008, and bearing interest at 6.0% per annum. The note requires monthly installments of principal and interest of $0.3 through January 16, 2008	8	12
Note payable dated March 30, 2004, paid in full October 1, 2005	—	2,079
Note payable dated February 20, 2004, paid in full November 30, 2005	—	1,031
Note payable dated September 25, 2002, paid in full September 30, 2005	—	714
Note payable dated December 20, 2002, paid in full November 30, 2005	—	895
Note payable dated June 16, 2003, paid in full October 31, 2005	—	922
Note payable dated December 1, 2003, paid in full July 1, 2005	—	515

Total long term debt	2,658	7,835
Less: current portion	(2,176)	(6,993)

Noncurrent portion of long term debt	$482	$842

     Aggregate maturities of long-term debt at December 31, 2005, are as follows:

2006	$2,176
2007	482

Total	$2,658

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

14.	Capital Leases
     We lease certain equipment under capital leases. Property and equipment included the following amounts for capital leases at December 31:

	2005	2004

Computer equipment	$8,922	$5,663
Computer software	1,469	1,153
Furniture and fixtures	227	227
Leasehold improvements	46	40

Total equipment under capital lease at cost	10,664	7,083
Less: accumulated amortization	(4,631)	(3,997)

Net property and equipment under capital leases	$6,033	$3,086

     Capital leases are collateralized by the leased assets. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for the current fair market value, capped at 10% of the original purchase price. Amortization of leased assets is included in depreciation and amortization expense.
     Future minimum payments under capital lease obligations consisted of the following at December 31, 2005:

2006	$3,228
2007	2,302
2008	658

Total minimum lease payments	6,188
Less: amounts representing interest	(328)

Present value of net minimum lease payments (including current portion of $3,001)	$5,860

15.	Common Stock
     Our Class A common stockholders are entitled to one vote for each share of stock held for all matters submitted to a vote of stockholders. Our Class B stockholders are entitled to three votes for each share owned.

16.	Fair Value of Financial Instruments
     The fair value of our cash and cash equivalents and long-term debt approximates their respective carrying values as of December 31, 2005 and 2004.
     We used the following methods and assumptions to estimate the fair value of each class of financial instruments:
     Cash and cash equivalents, accounts receivable and accounts payable: The carrying amounts approximate fair value because of the short maturity of these instruments.
     Long-term debt: The fair value of our long-term debt was estimated by discounting the future cash flows at rates available to us for similar borrowings.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

17.	Income Taxes
     During the years ended December 31, 2005, 2004, and 2003, respectively, we did not record either a current or deferred tax provision due to our current loss position and uncertainties regarding the realization of our net deferred tax assets.
     Significant components of our deferred tax assets and liabilities at December 31 consisted of:

	2005	2004

Deferred tax assets:
Reserves and accrued expenses	$1,267	$1,062
Depreciation and amortization	2,066	1,454
Deferred revenue	547	205
Charitable contributions	124	111
Stock options	76	439
Capitalized software development costs	—	325
Research and development tax credit	2,764	2,694
Foreign operating loss carryforward	5,091	5,154
Net operating loss carry forward	38,953	32,864

Total deferred tax assets	50,888	44,308

Deferred tax liabilities:
Capitalized software development costs	(345)	—
Other	(4)	(4)

Total deferred tax liabilities	(349)	(4)

Net deferred tax asset	50,539	44,304
Valuation allowance for net deferred tax asset	(50,539)	(44,304)

Net deferred tax asset recognized in the consolidated balance sheets	$—	$—

     At December 31, 2005, we had U.S. federal net operating loss carryforwards for income tax purposes of approximately $104,616, which includes $34,600 acquired upon the acquisition of Xypoint in 2001. The net operating loss carryforwards from Xypoint will begin to expire in 2011. The remaining net operating loss carryforwards will expire from 2019 through 2025. As of the same date, we had $16,971 of foreign net operating loss carryforwards available, which should not expire in the foreseeable future. Utilization of the Xypoint net operating losses will be limited by the Internal Revenue Code as a result of one or more ownership changes. The remaining U.S. federal net operating loss carryforwards may be subject to limitations under the Internal Revenue Code as well. We have not determined the annual amount of the limitation on these net operating losses or whether these net operating loss carryforwards will expire prior to use as a result of these limitations. We have state net operating loss carryforwards available which expire through 2025, the utilization of which will be limited in a manner similar to the federal net operating loss carryforwards. At December 31, 2005, $5,300 of our deferred deductions related to stock option exercises. To the extent that carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders’ equity. We have established a full valuation allowance with respect to these federal and state loss carryforwards and other net deferred tax assets due to uncertainties surrounding their realization.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
     The reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. federal statutory rate of 34% to loss from continuing operations for the year ended December 31 is as follows:

	2005	2004	2003

Income tax benefit at statutory rate	$(1,467)	$(5,407)	$(4,585)
State tax benefit	(135)	(202)	(556)
Change in State tax rate	(537)	1,597	(414)
Research and development tax credit	(70)	(2,694)	—
Non-deductible items	48	2,884	430
Other	—	(337)	(159)
Change in valuation allowance	2,161	4,159	5,284

Total	$—	$—	$—

18.	Stock Compensation Plans
     Stock Options. We maintain a stock option plan that is administered by our Compensation Committee of our Board of Directors. The number of shares of Class A Common Stock reserved for issuance under the plan is currently 20,904,110. Options granted under the plan vest over periods ranging from one to five years and expire 10 years from the date of grant. A summary of our stock option activity and related information consists of the following for the years ended December 31 (all share amounts in thousands):

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	8,650	$4.25	6,148	$2.95	6,838	$2.95
Granted	2,786	2.55	3,800	6.00	1,240	2.05
Exercised	(291)	1.08	(535)	1.97	(735)	1.26
Forfeited	(1,352)	4.30	(763)	3.88	(1,195)	2.83

Outstanding, end of year	9,793	$3.86	8,650	$4.25	6,148	$2.95

Exercisable, at end of year	5,997	$4.55	3,382	$3.25	2,736	$3.05

Estimated weighted-average grant- date fair value of options granted during the year	$2.06		$4.98		$1.72

Weighted-average remaining contractual life of options outstanding at end of year	7.3 years		7.5 years		7.7 years

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
     Exercise prices for options outstanding at December 31, 2005 ranged from $0.01 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
		Exercise Prices	Contractual Life		Exercise Prices
	Options	of Options	of Options	Options	of Options
Exercise Prices	Outstanding	Outstanding	Outstanding (years)	Exercisable	Exercisable

$ 0.01 – $2.61	3,801	$2.22	8.04	1,024	$1.67
$ 2.61 – $5.21	3,410	$3.44	6.35	2,398	$3.28
$ 5.21 – $7.82	2,525	$6.76	7.52	2,518	$6.77
$ 7.82 – $10.42	26	$8.37	7.29	26	$8.37
$10.42 – $26.05	31	$14.06	4.57	31	$14.06
     Prior to our initial public offering in 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of Class A Common Stock at the date of grant. Net loss, as reported, includes $123, $583, and $1,010 of non-cash stock compensation expense related to these grants for the years-ended December 31, 2005, 2004, and 2003, respectively. These options had fully vested as of December 31, 2005, and accordingly we will not recognize any future expense related to these options.
     Restricted Stock Grants. In the second quarters of 2003 and 2005, we issued restricted stock to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. The fair value of the restricted stock at issuance has been recorded as deferred compensation and is being amortized to non-cash stock compensation expense using the straight-line method over the period during which the restrictions expire. Net loss, as reported, includes $597, $612, and $491 of non-cash stock compensation expense related to these grants for the years-ended December 31, 2005, 2004, and 2003, respectively. We expect to record future stock compensation expense of $231 as a result of these restricted stock grants that will be recognized over the remaining vesting periods.
     Employee Stock Purchase Plan. We have an employee stock purchase plan (the Plan) that gives all employees an opportunity to purchase shares of our Class A Common Stock. The Plan allows for the purchase of 684,932 shares of our Class A Common Stock at a discount of 15% of the fair market value. The discount of 15% is calculated based on the average daily share price on either the first or the last day of each quarterly enrollment period, whichever date is more favorable to the employee. Option periods are three months in duration. As of December 31, 2005, 572,783 shares of Class A Common Stock have been issued under the Plan.
     As of December 31, 2005, our total shares of Class A Common Stock reserved for future issuance is comprised of:

(in thousands)
Stock compensation plan	3,512
Warrants (see Note 4)	341
Employee stock purchase plan	112

Total shares restricted for future use	3,965

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

19.	Operating Leases
     We lease certain office space and equipment under non-cancelable operating leases that expire on various dates through 2010. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2005:

2006	$3,353
2007	3,175
2008	2,478
2009	1,805
2010	949

$11,760

     Our material leases include our principal executive office in Annapolis, Maryland under a lease expiring in March 2008, a second facility in Annapolis under a lease expiring in April 2011, a facility in Seattle, Washington under a lease expiring in September 2010, a facility in Oakland, California under a lease expiring May 2007, and a facility in Tampa, Florida under a lease expiring in December 2009. The Annapolis facilities are utilized for the executive and administrative offices, as well as portions of our Commercial Applications and Government segments. The Seattle and Oakland facilities are utilized by our Commercial Applications segment and the Tampa facility is utilized by our Government segment. Future payments on all of our leases are estimated based on future payments including the minimum future rent escalations, if any, stipulated in the respective agreements.
     Rent expense for continuing operations was $3,480, $3,136, and $3,004 for the years ended December 31, 2005, 2004, and 2003, respectively.

20.	Concentrations of Credit Risk and Major Customers
     Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenues, accounts receivable, and unbilled receivables from continuing operations are summarized in the following tables.

		% of Total Revenues For
		the Year Ended
		December 31,

Customer	Segment	2005	2004	2003

U.S. Government	Government	17%	23%	32%
Verizon Wireless	Commercial Applications	17%	20%	17%
Cingular Wireless	Commercial Applications	10%	<10%	<10%

	As of December 31, 2005		As of December 31, 2004

	Accounts	Unbilled	Accounts	Unbilled
Customer	Receivable	Receivables	Receivable	Receivables

U.S. Government	35%	16%	17%	46%
Customer A	<10%	30%	14%	<10%
Customer B	<10%	<10%	17%	<10%
Customer C	<10%	<10%	14%	<10%
     As of December 31, 2005, our total exposure to credit risk was $15,598 based on the amount due to us by those customers. As of December 31, 2004, our exposure to such risks was $16,953. We did not

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)
experience significant losses from amounts due to us by any customers for the year ended December 31, 2005.

21.	Business and Geographic Segment Information
     In the fourth quarter of 2004, we realigned our segments to better manage the business subsequent to our acquisitions described in Notes 2 and 3. Our two operating segments are now (i) our Commercial Applications Segment, which consists of the previous Network Software and Service Bureau segments, along with the Kivera assets acquired in 2004 and (ii) our Government segment which consists of the previous Network Solutions segment.
     Management evaluates performance based on gross profit. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.
     For the years ended December 31, 2005, 2004 and 2003, respectively, our total revenues include approximately $6,874, $6,457, and $3,559 of revenues generated from customers outside of the United States.
     The following table sets forth results for our reportable segments as of December 31, 2005. All revenues reported below are from external customers. Prior year amounts have been restated based upon the classification of our Enterprise Assets as discontinued operations in 2005 (see Note 2). A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Year Ended December 31,

	2005			2004			2003

	Comm.			Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total	Apps	Gvmt	Total

Revenue
Hosted subscriber and maintenance	$52,454	$413	$52,867	$44,256	$—	$44,256	$37,656	$—	$37,656
Services	1,744	20,361	22,105	365	15,613	15,978	—	13,923	13,923
Systems	11,668	15,513	27,181	13,061	23,617	36,678	11,102	29,384	40,486

Total revenue	65,866	36,287	102,153	57,682	39,230	96,912	48,758	43,307	92,065

Direct costs of revenue
Direct cost of hosted, subscriber, and maintenance	25,063	170	25,233	21,257	—	21,257	18,082	—	18,082
Direct cost of services	809	13,172	13,981	188	9,481	9,669	—	9,835	9,835
Direct cost of systems	5,710	12,009	17,719	5,839	15,388	21,227	13,643	18,656	32,299

Total Direct Costs	31,582	25,351	56,933	27,284	24,869	52,153	31,725	28,491	60,216

Gross profit
Hosted, subscriber, and maintenance gross profit	27,391	243	27,634	22,999	—	22,999	19,574	—	19,574
Services gross profit	935	7,189	8,124	177	6,132	6,309	—	4,088	4,088
Systems gross profit	5,958	3,504	9,462	7,222	8,229	15,451	(2,541)	10,728	8,187

Total Gross Profit	$34,284	$10,936	$45,220	$30,398	$14,361	$44,759	$17,033	$14,816	$31,849

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

	Year Ended December 31,

	2005	2004	2003

Total segment gross profit	$45,220	$44,759	$31,849
Research and development expense	(13,852)	(17,966)	(16,932)
Sales and marketing expense	(10,517)	(8,917)	(8,917)
General and administrative expense	(14,369)	(14,050)	(11,251)
Depreciation and amortization of property and equipment	(8,625)	(7,353)	(6,612)
Amortization of acquired intangible assets	(177)	(37)	(531)
Non-cash stock compensation expense	(720)	(1,195)	(1,501)
Interest expense	(1,172)	(3,196)	(1,088)
Debt conversion expense	—	(7,886)	—
Other (expense)/income, net	(104)	(61)	1,497

Loss from continuing operations	(4,316)	(15,902)	(13,486)
Loss from discontinued operations	(7,151)	(2,646)	—

Net loss	$(11,467)	$(18,548)	$(13,486)

22.	Quarterly Financial Information (Unaudited)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004. In connection with the classification of our Enterprise assets as discontinued operations, as discussed in Notes 1 and 2 above, we reclassified prior period financial data for these assets to reflect this classification as of December 31, 2005. The quarterly information has not been audited, but in our opinion, includes all adjustments necessary for a fair presentation.

	2005

	Three Months Ended

	(unaudited)
	March 31	June 30	September 30	December 31

Revenue	$24,856	$21,404	$29,169	$26,724
Gross profit	$12,793	$9,831	$11,660	$10,936
Loss from continuing operations	$(575)	$(2,316)	$(313)	$(1,112)
Net loss	$(2,087)	$(4,038)	$(2,212)	$(3,130)
Loss per share from continuing operations	$(0.01)	$(0.05)	$(0.02)	$(0.03)
Loss per share from discontinued operations	$(0.04)	$(0.05)	$(0.04)	$(0.05)
Net loss per share — basic and diluted	$(0.05)	$(0.10)	$(0.06)	$(0.08)

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

	2004

	Three Months Ended

	(unaudited)
	March 31	June 30	September 30	December 31

Revenue	$20,128	$29,099	$26,589	$21,096
Gross profit	$10,001	$14,366	$10,651	$9,741
(Loss) Earnings from continuing operations	$(3,146)	$1,294	$(2,216)	$(11,834)
Net (loss) income	$(3,446)	$863	$(3,245)	$(12,720)
(Loss) Earnings per share from continuing operations	$(0.10)	$0.04	$(0.07)	$(0.33)
Loss per share from discontinued operations	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Net (Loss) Earnings per common share — basic	$(0.11)	$0.03	$(0.10)	$(0.36)
Net (Loss) Earnings per common share — diluted	$(0.11)	$0.02	$(0.10)	$(0.36)

23.	Commitments and Contingencies
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
     Research in Motion Limited (“RIM”), which supplies our Enterprise operations with hardware and wireless services that it in turn packages with other services and resells, recently settled legal proceedings with NTP Inc., which alleged that certain RIM products infringed on patents held by NTP Inc. There can be no assurances that there will not be further litigation concerning these patents. This creates uncertainty regarding RIM’s ability to continue to supply our Enterprise customers with services. RIM’s inability to supply services to our Enterprise customers could cause a loss of revenue and an increase of our net losses.

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

24.	Related Party Transactions
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

25.	Subsequent Event — Institutional Financing
     On March 10, 2006, pursuant to a note purchase agreement dated the same date, we issued and sold to two institutional lenders (i) $10,000 in aggregate principal amount of secured notes due March 10, 2009, which bears cash interest at the rate of 14% per annum, or non-cash interest, in the form of additional notes, at the rate of 16% per annum, at our option, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. We received net cash proceeds of approximately $9,300 from this transaction, which are intended to be used for general corporate purposes. The note purchase agreement includes a provision such that if we default in any of our debt obligations exceeding $2,500, the secured notes shall become due and payable at the election of the holder of the notes.
     The warrants issued in the January 2004 financing described above contain provisions requiring an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of the new warrants in March 2006. Consequently, the warrants from 2004 have been adjusted to a purchase price of $2.50 per share and the total number of January 2004 warrants now outstanding has been adjusted to 886,787.
     Also on March 10, 2006, certain covenants related to our line of credit were amended as described in Note 12.

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

Name	Title	Date

/s/ Maurice B. Tosé Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 16, 2006

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 16, 2006

/s/ Clyde A. Heintzelman Clyde A. Heintzelman	Director	March 16, 2006

/s/ Richard A. Kozak Richard A. Kozak	Director	March 16, 2006

/s/ Weldon H. Latham Weldon H. Latham	Director	March 16, 2006

/s/ Byron F. Marchant Byron F. Marchant	Director	March 16, 2006

EXHIBIT INDEX

Exhibit
Numbers		Description

4.1		Amended and Restated Articles of Incorporation. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.2		Second Amended and Restated Bylaws. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.3		Form of Class A Common Stock certificate. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
4.5		Warrants to Purchase Common Stock issued pursuant to the Securities Purchase Agreement for each of the investors party to the Securities Purchase Agreement dated January 13, 2004. (Incorporated by reference to the company’s Current Report on Form 8-K filed on January 23, 2004)
4.6		Note Purchase Agreement dated March 13, 2006 by and among the company and the Purchasers named therein
4.7		Warrants to Purchase Common Stock issued pursuant to the Note Purchase Agreement dated March 13, 2006 to each of the Purchasers named therein
4.8		Notes issued pursuant to the Note Purchase Agreement dated March 13, 2006 to each of the Purchasers named therein
4.9		Registration Rights Agreement dated March 13, 2006 by and among the company and the Investors named therein
4.10		Intellectual Property Security Agreement dated March 13, 2006 by and among the company, Bonanza Master Fund Ltd., as Agent, and the Secured Parties named therein
4.11		Subordination Agreement dated March 13, 2006 by and among the company, Silicon Valley Bank, and the Purchasers named therein
10.1		West Garrett Office Building Full service Lease Agreement dated October 1, 1997 by and between the company and West Garrett Joint Venture. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.2†	Form of Indemnification Agreement. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.3†	Fourth Amended and Restated 1997 Stock Incentive Plan. (Incorporated by reference to Appendix A to the company’s definitive proxy statement for its 2004 Annual Meeting of stockholders as filed with the SEC on June 17, 2004 (No. 000-30821))
10	.4†	Employee Stock Purchase Plan. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.5†	Optionee Agreement dated October 1, 1997 by and between the company and Richard A. Young. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.6†	Optionee Agreement dated July 29, 1998 by and between the company and Richard A. Young. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.7†	Optionee Agreement dated October 1, 1997 by and between the company and Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.8†	Optionee Agreement dated July 29, 1998 by and between the company and Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.9†	Optionee Agreement dated April 1, 1999 by and between the company and Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))

Exhibit
Numbers		Description

10	.10†	401(k) and Profit Sharing Plan of the company dated January 1, 1999. (Incorporated by reference to the company’s Registration Statement on Form S-4 (No. 333-51656))
10	.11†	Employment Agreement dated February 1, 2001 by and between the company and Richard A. Young. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.12†	Employment Agreement dated February 1, 2001 by and between the company and Thomas M. Brandt. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.13†	Employment Agreement dated February 1, 2001 by and between the company and Drew A. Morin. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.14†	Employment Agreement dated February 1, 2001 by and between the company and Timothy J. Lorello. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.15‡	Services Integration Agreement dated January 31, 2002 by and between the company and Hutchison 3G. (Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.16		Deed of Lease by and between Annapolis Partner, LLC and the company. (Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.17†	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.18†	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.19†	Restricted stock award certificate to Mr. Clyde A. Heintzelman. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.20†	Restricted stock award certificate to Mr. Richard A. Kozak. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.21†	Restricted stock award certificate to Mr. Weldon H. Latham. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.22†	Restricted stock award certificate to Mr. Timothy J. Lorello. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.23†	Restricted stock award certificate to Mr. Timothy J. Lorello. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.24†	Restricted stock award certificate to Mr. Bryon F. Marchant. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.25†	Restricted stock award certificate to Mr. Drew A. Morin. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.26†	Restricted stock award certificate to Mr. Drew A. Morin. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.27†	Restricted stock award certificate to Mr. Maurice B. Tosé. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.28†	Restricted stock award certificate to Mr. Maurice B. Tosé. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.29†	Restricted stock award certificate to Mr. Kevin M. Webb. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.30†	Restricted stock award certificate to Mr. Kevin M. Webb. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.31†	Restricted stock award certificate to Mr. Richard A. Young. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

Exhibit
Numbers		Description

10	.32†	Restricted stock award certificate to Mr. Richard A. Young. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.33		Registration Rights Agreement dated as of December 18, 2003 by and among the company and the investors party to the 2003 SPA. (Incorporated by reference to Exhibit 10 to the company’s Current Report on Form 8-K dated December 18, 2003)
10.34		Trademark License Agreement by and among Aether, TSYS and the company dated as of January 13, 2004. (Incorporated by reference to the company’s Current Report on Form 8-K filed on January 23, 2004)
10.35		Registration Rights Agreement by and between the company and Aether dated as of January 13, 2004. (Incorporated by reference to the company’s Current Report on Form 8-K filed on January 23, 2004)
10	.36†	Amended and Restated Loan and Security Agreement by and between the company and Silicon Valley Bank. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.37		Restricted stock award certificate to Mr. Clyde A. Heintzelman
10.38		Restricted stock award certificate to Mr. Richard A. Kozak
10.39		Restricted stock award certificate to Mr. Weldon F. Latham
10.40		Restricted stock award certificate to Mr. Byron F. Marchant
12.1		Supplemental Financial Statement Schedule II
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
23.2		Consent of James & Cowper
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.01		Report of Independent Auditors- James & Cowper

†	Management contract, compensatory plans or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.