Form 10-K/A
period 2005-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2006-03-20
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-30821
TELECOMMUNICATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1526369
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 West Street, Annapolis, MD	21401
(Address of principal executive offices)	(Zip Code)
(410) 263-7616
(Registrant’s telephone number, including area code)
     Securities registered pursuant to Section 12(b) of the Act: None.
     Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, Par Value $0.01 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No  ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No  ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes  ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐ Accelerated filer  ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2of the Act): Yes ☐ No  ☑
     As of June 30, 2005, the aggregate market value of the Class A Common Stock held by non-affiliates, as reported on the NASDAQ National Market, was approximately $66,168,233.*
     As of February 28, 2006 there were 31,424,337 shares of Class A Common Stock and 8,010,116 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Definitive Proxy Statement related to registrant’s Annual Meeting of Stockholders to be held on June 8, 2006	Part III
* Excludes 1,843,067 shares of Class A Common Stock and 8,120,001 shares of Class B Common Stock deemed to be held by officers and directors and stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2005, which was originally filed on March 16, 2006 (the “Original Filing”), for the sole purpose of correcting the inadvertent mistake in the date of the reports of Ernst & Young LLP referred to in the Consent of Independent Registered Public Accounting Firm included as Exhibit 23.1 to the Original Filing. Such reports of Ernst & Young LLP are dated March 16, 2006, not March 16, 2005, as stated in Exhibit 23.1 to the Original Filing. This Amendment does not otherwise update or amend any exhibits to or disclosure set forth in the Original Filing.
     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment sets forth the complete text of Exhibit 23.1, as amended, and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Name	Title	Date
/s/ Maurice B. Tosé Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 20, 2006

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 20, 2006

/s/ Clyde A. Heintzelman	Director	March 20, 2006
Clyde A. Heintzelman

/s/ Richard A. Kozak	Director	March 20, 2006
Richard A. Kozak

/s/ Weldon H. Latham	Director	March 20, 2006
Weldon H. Latham

/s/ Byron F. Marchant	Director	March 20, 2006
Byron F. Marchant

EXHIBIT INDEX

Exhibit
Numbers		Description

4.1		Amended and Restated Articles of Incorporation. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.2		Second Amended and Restated Bylaws. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.3		Form of Class A Common Stock certificate. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
4.5		Warrants to Purchase Common Stock issued pursuant to the Securities Purchase Agreement for each of the investors party to the Securities Purchase Agreement dated January 13, 2004. (Incorporated by reference to the company’s Current Report on Form 8-K filed on January 23, 2004)
4.6		Note Purchase Agreement dated March 13, 2006 by and among the company and the Purchasers named therein
4.7		Warrants to Purchase Common Stock issued pursuant to the Note Purchase Agreement dated March 13, 2006 to each of the Purchasers named therein
4.8		Notes issued pursuant to the Note Purchase Agreement dated March 13, 2006 to each of the Purchasers named therein
4.9		Registration Rights Agreement dated March 13, 2006 by and among the company and the Investors named therein
4.10		Intellectual Property Security Agreement dated March 13, 2006 by and among the company, Bonanza Master Fund Ltd., as Agent, and the Secured Parties named therein
4.11		Subordination Agreement dated March 13, 2006 by and among the company, Silicon Valley Bank, and the Purchasers named therein
10.1		West Garrett Office Building Full service Lease Agreement dated October 1, 1997 by and between the company and West Garrett Joint Venture. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.2†	Form of Indemnification Agreement. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.3†	Fourth Amended and Restated 1997 Stock Incentive Plan. (Incorporated by reference to Appendix A to the company’s definitive proxy statement for its 2004 Annual Meeting of stockholders as filed with the SEC on June 17, 2004 (No. 000-30821))
10	.4†	Employee Stock Purchase Plan. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.5†	Optionee Agreement dated October 1, 1997 by and between the company and Richard A. Young. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.6†	Optionee Agreement dated July 29, 1998 by and between the company and Richard A. Young. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.7†	Optionee Agreement dated October 1, 1997 by and between the company and Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.8†	Optionee Agreement dated July 29, 1998 by and between the company and Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.9†	Optionee Agreement dated April 1, 1999 by and between the company and Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))

Exhibit
Numbers		Description

10	.10†	401(k) and Profit Sharing Plan of the company dated January 1, 1999. (Incorporated by reference to the company’s Registration Statement on Form S-4 (No. 333-51656))
10	.11†	Employment Agreement dated February 1, 2001 by and between the company and Richard A. Young. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.12†	Employment Agreement dated February 1, 2001 by and between the company and Thomas M. Brandt. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.13†	Employment Agreement dated February 1, 2001 by and between the company and Drew A. Morin. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.14†	Employment Agreement dated February 1, 2001 by and between the company and Timothy J. Lorello. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.15‡	Services Integration Agreement dated January 31, 2002 by and between the company and Hutchison 3G. (Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.16		Deed of Lease by and between Annapolis Partner, LLC and the company. (Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.17†	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.18†	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.19†	Restricted stock award certificate to Mr. Clyde A. Heintzelman. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.20†	Restricted stock award certificate to Mr. Richard A. Kozak. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.21†	Restricted stock award certificate to Mr. Weldon H. Latham. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.22†	Restricted stock award certificate to Mr. Timothy J. Lorello. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.23†	Restricted stock award certificate to Mr. Timothy J. Lorello. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.24†	Restricted stock award certificate to Mr. Bryon F. Marchant. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.25†	Restricted stock award certificate to Mr. Drew A. Morin. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.26†	Restricted stock award certificate to Mr. Drew A. Morin. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.27†	Restricted stock award certificate to Mr. Maurice B. Tosé. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.28†	Restricted stock award certificate to Mr. Maurice B. Tosé. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.29†	Restricted stock award certificate to Mr. Kevin M. Webb. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.30†	Restricted stock award certificate to Mr. Kevin M. Webb. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.31†	Restricted stock award certificate to Mr. Richard A. Young. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

Exhibit
Numbers		Description

10	.32†	Restricted stock award certificate to Mr. Richard A. Young. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.33		Registration Rights Agreement dated as of December 18, 2003 by and among the company and the investors party to the 2003 SPA. (Incorporated by reference to Exhibit 10 to the company’s Current Report on Form 8-K dated December 18, 2003)
10.34		Trademark License Agreement by and among Aether, TSYS and the company dated as of January 13, 2004. (Incorporated by reference to the company’s Current Report on Form 8-K filed on January 23, 2004)
10.35		Registration Rights Agreement by and between the company and Aether dated as of January 13, 2004. (Incorporated by reference to the company’s Current Report on Form 8-K filed on January 23, 2004)
10	.36†	Amended and Restated Loan and Security Agreement by and between the company and Silicon Valley Bank. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.37		Restricted stock award certificate to Mr. Clyde A. Heintzelman
10.38		Restricted stock award certificate to Mr. Richard A. Kozak
10.39		Restricted stock award certificate to Mr. Weldon F. Latham
10.40		Restricted stock award certificate to Mr. Byron F. Marchant
12.1		Supplemental Financial Statement Schedule II
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
23.2		Consent of James & Cowper
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.01		Report of Independent Auditors- James & Cowper

†	Management contract, compensatory plans or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.