Form 10-K/A
period 2005-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2006-05-10
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
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
     As of February 28, 2006 there were 31,424,337 shares of Class A Common Stock and 8,010,116 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Definitive Proxy Statement related to registrant’s	Part III
Annual Meeting of Stockholders to be held on
June 8, 2006
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

EXPLANATORY NOTE
          We are filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2005, as originally filed on March 16, 2006 and amended on March 20, 2006 (the “Annual Report”), for the sole purpose of amending Item 9A. Controls and Procedures.
          This Amendment does not otherwise update or amend any exhibits to or disclosure set forth in the Annual Report.
          Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment sets forth the complete text of Item 9A as amended, and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Changes in Internal Control over Financial Reporting
          In closing the third quarter of 2005, we became aware that two contracts including multiple-element arrangements had not been identified as such in a timely manner. The arrangements were identified and appropriately accounted for prior to the filing of our financial statements with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. In the fourth quarter of 2005, we held meetings to address increased compliance with the multiple-element arrangement accounting requirements affecting all units of the Company, and we implemented more complete procedures for documentation of the accounting for any significant contracts including multiple-element arrangements. Business unit finance professionals now complete a standard form based on their review and summary of each new significant revenue arrangement. This documentation is forwarded to corporate finance and accounting (within prescribed timeframes) for review and assurance that the transaction is properly accounted for in accordance with generally accepted accounting principles. This procedure was implemented and tested effective beginning December 1, 2005 without causing the Company to incur any material expense.

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

Name	Title	Date
/s/ Maurice B. Tosé * Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	May 10, 2006

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	May 10, 2006

/s/ Clyde A. Heintzelman*	Director	May 10, 2006
Clyde A. Heintzelman

/s/ Richard A. Kozak *	Director	May 10, 2006
Richard A. Kozak

/s/ Weldon H. Latham*	Director	May 10, 2006
Weldon H. Latham

/s/ Byron F. Marchant*	Director	May 10, 2006
Byron F. Marchant

James A. Bethmann	Director

* By:	/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr., as attorney-in-fact	May 10, 2006

EXHIBIT INDEX

Exhibit
Numbers	Description
23.1	Consents of Experts and Counsel
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002