Form 10-Q
period 2006-03-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2006-05-10
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006
OR
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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
as of March 31,
Title of Each Class	2006

Class A Common Stock, par value $0.01 per share	31,579,253
Class B Common Stock, par value $0.01 per share	7,907,035

Total Common Stock Outstanding	39,486,288

INDEX
TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2006	2005

	(unaudited)
Revenue
Hosted, subscriber, and maintenance	$14,772	$11,826
Services	7,172	5,021
Systems	9,742	8,009

Total revenue	31,686	24,856

Direct costs of revenue
Direct cost of hosted, subscriber, and maintenance revenue[1]	8,046	5,590
Direct cost of services revenue[1]	5,128	2,949
Direct cost of systems revenue, including amortization of software development costs of $281 and $191, respectively[1]	4,950	3,533

Total direct cost of revenue	18,124	12,072

Hosted, subscriber, and maintenance gross profit	6,726	6,236
Services gross profit	2,044	2,072
Systems gross profit	4,792	4,476

Total gross profit	13,562	12,784

Operating costs and expenses
Research and development expense[1]	2,932	4,302
Sales and marketing expense[1]	3,048	2,856
General and administrative expense[1]	4,227	3,771
Depreciation and amortization of property and equipment	2,445	2,035
Amortization of acquired intangible assets	37	37

Total operating costs and expenses	12,689	13,001

Income/(loss) from operations	873	(217)
Interest expense	(559)	(317)
Other income/(expense), net	28	(41)

Income/(loss) from continuing operations	342	(575)
Loss from discontinued operations[1]	(2,054)	(1,512)

Net loss	$(1,712)	$(2,087)

Income/(loss) per share-basic and diluted
Income/(loss) per share from continuing operations	$0.01	$(0.01)
Loss per share from discontinued operations	(0.05)	(0.04)

Net loss per share-basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding-basic	39,085	38,496

Weighted average shares outstanding- diluted:
Income/(loss) from continuing operations	39,546	38,496

Loss from discontinued operations	39,546	38,496

Net loss	39,546	38,496

[1]	Includes non-cash stock compensation expense as detailed in Note 2 to Consolidated Financial Statements
See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31,	December 31,
	2006	2005

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,330	$9,320
Accounts receivable, net of allowance of $403 in 2006 and $233 in 2005	22,124	20,886
Unbilled receivables	7,321	6,361
Inventory	2,936	3,197
Other current assets	3,491	2,970
Current assets of discontinued operations	22,978	22,891

Total current assets	69,180	65,625
Property and equipment, net of accumulated depreciation and amortization of $36,579 in 2006 and $34,134 in 2005	14,528	16,323
Software development costs, net of accumulated amortization of $2,271 in 2006 and $1,990 in 2005	4,044	3,825
Acquired intangible assets, net of accumulated amortization of $251 in 2006 and $214 in 2005	967	1,004
Goodwill	1,813	1,813
Other assets	2,468	1,982

Total assets	$93,000	$90,572

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,279	$10,175
Accrued payroll and related liabilities	1,385	3,971
Deferred revenue	5,835	4,123
Current portion of notes payable, including line of credit	6,003	10,180
Current portion of capital lease obligations	2,990	3,001
Current liabilities of discontinued operations	7,608	6,719

Total current liabilities	32,100	38,169
Notes payable, less current portion and net of debt discount of $3,359	6,766	483
Capital lease obligations, less current portion	2,279	2,858
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 31,579,253 in 2006 and 31,381,575 in 2005	315	314
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 7,907,035 in 2006 and 8,035,963 in 2005	79	80
Additional paid-in capital	214,536	210,044
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(27)	(40)
Accumulated deficit	(163,048)	(161,336)

Total stockholders’ equity	51,855	49,062

Total liabilities and stockholders’ equity	$93,000	$90,572

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Loss	Deficit	Total

Balance at January 1, 2006	$314	$80	$210,044	$(40)	$(161,336)	$49,062
Options exercised for the purchase of 30,843 shares of Class A Common Stock	—	—	35	—	—	35
Issuance of 37,907 shares of Class A Common Stock under Employee Stock Purchase Plan	—	—	67	—	—	67
Conversion of 128,928 shares of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—
Warrants to purchase 1,750,000 shares of Class A Common Stock	—	—	2,861	—	—	2,861
Adjustment of terms for warrants to purchase 886,787 shares of Class A Common Stock	—	—	594	—	—	594
Stock compensation expense for continuing operations	—	—	811	—	—	811
Stock compensation expense of discontinued operations	—	—	114	—	—	114
Stock compensation for options issued to non-employees for service	—	—	10	—	—	10
Foreign currency translation adjustment	—	—	—	13	—	13
Net loss for the three months ended March 31, 2006	—	—	—	—	(1,712)	(1,712)

Balance at March 31, 2006	$315	$79	$214,536	$(27)	$(163,048)	$51,855

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2006	2005

Operating activities:
Net loss	$(1,712)	$(2,087)
Less: Loss from discontinued operations	(2,054)	(1,512)

Income/(loss) from continuing operations	342	(575)
Adjustments to reconcile net loss from continuing operations to net cash (used in)/provided by operating activities:
Depreciation and amortization of property and equipment	2,445	2,035
Amortization of acquired intangible assets	37	37
Non-cash stock compensation expense	811	205
Amortization of software development costs	281	191
Amortization of debt discount	96	—
Amortization of deferred financing fees included in interest expense	226	84
Other non-cash income	(45)	(62)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,226)	3,694
Unbilled receivables	(960)	(4,540)
Inventory	261	(1,066)
Other current assets	(511)	579
Other assets	17	(67)
Accounts payable and accrued expenses	(1,928)	(1,756)
Accrued payroll and related liabilities	(2,588)	301
Deferred revenue	1,702	1,417

Net cash (used in)/provided by operating activities of continuing operations	(1,040)	477
Net cash (used in)/provided by operating activities of discontinued operations	(862)	2,242

Total net cash (used in)/provided by operating activities	(1,902)	2,719
Investing activities:
Purchases of property and equipment	(484)	(509)
Capitalized software development costs	(500)	—

Net cash used in investing activities of continuing operations	(984)	(509)
Net cash used in investing activities of discontinued operations	(275)	(484)

Total net cash used in investing activities	(1,259)	(993)
Financing activities:
Payments on long-term debt and capital lease obligations	(1,285)	(2,509)
Payments on short-term line of credit, net	(5,004)	—
Proceeds from issuance of long-term debt	11,000	—
Financing fees related to issuance of long-term debt and Class A Common Stock	(672)	(81)
Proceeds from exercise of employee stock options and sale of stock	112	274

Total net cash provided by/(used in) financing activities	4,151	(2,316)
Effect of exchange rates on cash of discontinued operations	20	(7)
Net increase/(decrease) in cash from continuing operations	2,127	(2,348)
Net (decrease)/increase in cash from discontinued operations	(1,117)	1,751

Total net increase/(decrease) in cash	1,010	(597)
Cash and cash equivalents at the beginning of the period	9,320	18,251

Cash and cash equivalents at the end of the period	$10,330	$17,654

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements
March 31, 2006
(amounts in thousands, except per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies
      Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2005 Annual Report on Form 10-K.
      Capital Resource Risks. We have incurred net losses in recent years, and our monthly cash flows are subject to variability. In order to improve our results of operations and cash flows, we are focusing our efforts on revenue growth, primarily in the hosted and subscriber service lines, which provide for more predictable revenue streams. We have also committed to a plan to sell the Enterprise assets, as discussed in Note 4. In the event that our results of operations in 2006 are not adequate to fund ongoing obligations, and/or we are not able to sell the Enterprise assets, we would defer or avoid cash expenditures in other areas, including research and development, capital expenditures and/or administrative costs. We believe that our existing cash resources, including proceeds received from financings which occurred in March 2006 (see Note 5), and availability under the bank line of credit (see Note 10), coupled with expected cash from operations, will provide sufficient liquidity for us to continue to meet our obligations through at least January 1, 2007. However, there can be no assurance that cash flows from operations will be sufficient to fund our obligations and, as discussed below, the provisions of our lending documents create the possibility that our financing arrangements may not remain available to us.
      Our bank credit agreement contains a tangible net worth covenant which is required to be met on a monthly basis. In March, 2006 the bank amended our line of credit agreement, reducing the tangible net worth requirement through March 31, 2007, as discussed in Note 10. The line of credit agreement also contains a subjective acceleration clause which allows the bank to declare the amounts outstanding under the line of credit due and payable if certain material adverse changes occur, as described in Note 10. Also, the loan document governing the subordinated debt issued in March 2006 (see Note 5) contains a cross-default provision that would allow the debt holder to accelerate payment of the subordinated debt if other debt exceeding $2,500 is declared due and payable. We believe that we will continue to comply with our restrictive covenants under our debt agreements. If our performance does not result in compliance with any of the restrictive covenants, or if our line of credit agreement lender seeks to exercise its rights under the subjective acceleration clause referred to above, we would seek to further modify our financing arrangements, but there can be no assurance that our debt holders would not exercise their rights and remedies under their agreements with us, including declaring all outstanding debt due and payable.
      Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation, including the classification of our Enterprise assets as discontinued operations, as discussed in Note 4.
      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
      Software Development Costs. We capitalize software development costs after we establish technological feasibility, and amortize those costs over the estimated lives of the software, beginning on the date when the products are available for general release.
      For the three-months ended March 31, 2006, we capitalized $500 of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized as software development costs in the accompanying unaudited Consolidated Financial Statements and will be amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software, which is part of our continuing operations.
      We believe that these capitalized costs will be recoverable from future gross profits generated by these products. Prior to the second quarter of 2005, our estimates did not sufficiently demonstrate future realizability of our software development costs expended on such products; and accordingly, all such costs were expensed as incurred.
      Stock-Based Compensation. We have two stock-based employee compensation plans: our Fourth Amended and Restated 1997 Stock Incentive Plan and our Employee Stock Purchase Plan. We have also previously issued restricted stock to directors and certain key executives as described in Note 2 below. Beginning January 1, 2006, we record compensation expense for all stock-based compensation plans using the fair value method prescribed by Financial Accounting Standards Board (FASB) Statement No. 123, Share Based Payment, as revised (Statement No. 123(R)). Our adoption of Statement No. 123(R) is discussed in Note 2 below.
      As a result of implementation of SFAS 123(R), our non-cash stock compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in Note 2. Non-cash stock compensation expense for prior periods has been reclassified to conform to the current year presentation.
      Earnings per share. Basic income/(loss) per common share is based upon the average number of shares of common stock outstanding during the period. Potentially dilutive securities are excluded from the computation for periods with a loss from continuing operations because the result would be anti-dilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	Three Months Ended
	March 31,

	2006	2005

Basic weighted average common shares outstanding	39,085	38,496
Dilutive common shares outstanding	461	—

Diluted weighted average common shares outstanding used in the calculation of diluted income/(loss)	39,546	38,496

      Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) revised the previously issued Statement No. 123, Share Based Payment (Statement No. 123(R)). The objective of Statement No. 123(R) is to improve financial reporting by requiring

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. See Note 2 for a detailed discussion of our adoption of Statement No. 123(R). On October 28, 2005, our Board of Directors adopted resolutions to accelerate the vesting of certain outstanding, unvested “out-of-the-money” stock options. The accelerated vesting provisions applied to all qualifying options with an exercise price of $6.00 or greater and as a result, options to purchase 1,455,000 shares of our stock became fully exercisable as of that date. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these options upon the adoption of Statement No. 123(R). We estimate that the related future compensation expense to be recorded Statement No. 123(R) that was eliminated as a result of the acceleration of vesting these options was approximately $1,200.
      In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140. (Statement No. 155). Statement No. 155 clarifies the accounting for certain types of hybrid instruments with embedded derivatives and addresses questions regarding the implementation of Statements 133 and 140 as relates to the affected instruments. Statement No. 155 is effective for fiscal years beginning after September 15, 2006. We do not utilize any hybrid derivative instruments, and accordingly, we do not expect the implementation of Statement No. 155 to have an impact on our consolidated financial statements.
      In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. (Statement No. 156). Statement No. 156 guides the accounting for transactions that involve servicing financial assets meeting specific criteria. Statement No. 156 is effective for fiscal years beginning after September 15, 2006. We do not service financial assets meeting the criteria of Statement No. 156, and accordingly, we do not expect the implementation of Statement No. 156 to have an impact on our consolidated financial statements.

2.	Stock-Based Compensation
      We have two stock-based employee compensation plans: our Fourth Amended and Restated 1997 Stock Incentive Plan (the Stock Incentive Plan) and our Employee Stock Purchase Plan (the ESPP). Prior to January 1, 2006, we recorded compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related Interpretations. Under APB 25, compensation expense was recorded over the vesting period only to the extent that the fair value of the underlying stock on the date of award’s grant exceeded the exercise price of the award. Consistent with the requirements of FASB Statement No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure, we provided pro forma disclosure as if the fair value method defined by Statement No. 123 had been applied to stock based compensation prior to January 1, 2006.
      Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective method. Accordingly, we have not restated prior period results. Under this transition method, stock based compensation for the three-months ended March 31, 2006 includes expense for all awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123. Stock based compensation expense for all awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with Statement No. 123(R). Consistent with the requirements of Statement No. 123(R), we recognized compensation expense net of estimated forfeitures, so that we have recognized expense for those shares expected to vest over their requisite service period, which is generally the vesting period of 5 years. We estimated the rate of forfeitures based on historical experience from the previous 5 years.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The ESPP gives all employees an opportunity to purchase shares of our Class A Common Stock at a discount of 15% of the fair market value. The discount of 15% is calculated based on the average daily share price on either the first or the last day of each quarterly enrollment period, whichever date is more favorable to the employee. As a result of implementing Statement No. 123(R), we recognized compensation expense for the difference between the cash proceeds received from the employees under the ESPP and the fair market value of the shares on the date of grant.
      We also recognize non-cash stock compensation expense for restricted stock issued to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. The fair value of the restricted stock at issuance is being amortized using the straight-line method over the period during which the restrictions expire. We had approximately 336,000 shares of restricted stock outstanding as of December 31, 2005, and there has been no activity during the three-months ended March 31, 2006. We expect to record future stock compensation expense of $76 as a result of these restricted stock grants that will be recognized over the remaining vesting period during the second and third quarters of 2006.
      For the three-months ended March 31, 2006, the adoption of Statement No. 123(R) resulted in additional expense of $656 for our continuing operations that would not have been recognized under APB No. 25. The adoption of Statement No. 123(R) also resulted in $114 of expense for our discontinued operations that would not have been recognized under APB No. 25. As a result of implementation of SFAS 123(R), a portion of our non-cash stock compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense. Non-cash stock compensation expense for prior periods has been reclassified to conform to the current year presentation. The material components of our stock compensation expense are as follows:

	Three Months
	Ended March 31,

	2006	2005

Continuing operations:
Stock options granted at fair value	$646	$—
Restricted stock	155	145
Employee stock purchase plan	10	—
Options granted at less than fair value prior to our initial public offering	—	60

Total stock compensation expense included in continuing operations	811	205
Discontinued operations:
Stock options granted at fair value	114	—

Total stock compensation expense included in discontinued operations	$114	$—

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Non-cash stock compensation included in our continuing operations in the accompanying Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,

	2006			2005

	Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of hosted, subscriber, and maintenance	$186	$3	$189	$9	$—	$9
Direct cost of services	5	131	136	—	—	—
Direct cost of systems	25	14	39	—	—	—

Total stock compensation included in direct costs of revenue	$216	$148	$364	$9	$—	$9

	Three Months
	Ended
	March 31,

	2006	2005

Stock compensation included in operating expenses:
Research and development expense	$95	$—
Sales and marketing expense	69	10
General and administrative expense	283	186

Total stock compensation included in operating expenses	$447	$196

      A summary of our stock option activity and related information for the three-months ended March 31, 2006 is as follows:

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price

Outstanding, beginning of year	9,793	$3.86
Granted	2,082	$2.37
Exercised	(31)	$1.15
Forfeited	(155)	$3.61

Outstanding, end of year	11,689	$3.59

Exercisable, at end of year	6,124	$4.55

Estimated weighted-average grant- date fair value of options granted during the year	$2.37

Weighted-average remaining contractual life of options outstanding at end of year	7.6 years

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Exercise prices for options outstanding at March 31, 2006 ranged from $0.01 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
	Options	Exercise Prices of	Life of Options	Options	Exercise Prices of
Exercise Prices	Outstanding	Options Outstanding	Outstanding (Years)	Exercisable	Options Exercisable

$ 0.01 - $ 2.61	5,600	$2.28	8.63	1,031	$1.71
$ 2.61 - $ 5.21	3,531	$3.43	6.12	2,539	$3.36
$ 5.21 - $ 7.82	2,501	$6.76	7.28	2,497	$6.76
$ 7.82 - $10.42	26	$8.37	7.05	26	$8.37
$10.42 - $26.05	31	$14.06	4.32	31	$14.06
      As of March 31, 2006, we estimate that we will recognize $5,464 in expense for outstanding, unvested options over their weighted average remaining vesting period of 4.1 years, of which we estimate $2,467 will be recognized during the remainder of 2006.
      The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three-months ended March 31, 2005.

Three Months Ended
Mar. 31, 2005

Net loss, as reported	$(2,087)
Add: Stock-based employee compensation expense included in reported net loss	205
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,542)

Pro forma net loss	$(3,424)
Loss per common share:
Basic and diluted — as reported	$(0.05)

Basic and diluted — pro forma	$(0.09)

Weighted average shares outstanding:
Basic and diluted — as reported and pro forma	38,496

      In using the Black-Scholes model to calculate the fair value of our stock options, our assumptions were as follows:

	Three Months
	Ended
	March 31,

	2006	2005

Expected life (in years)	5.5	5.5
Risk-free interest rate(%)	4.75%	3.35%
Volatility(%)	94%	113%
Dividend yield(%)	0%	0%

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)

3.	Supplemental Disclosure of Cash Flow Information
      Property and equipment acquired under capital leases totaled $164 and $1,250 during the three-months ended March 31, 2006 and 2005, respectively.
      Interest paid totaled $255 and $233 during the three-months ended March 31, 2006 and 2005, respectively.

4.	Enterprise Assets-Discontinued Operations
      As of December 31, 2005, we committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. This division will continue to be a part of our business until it is sold. The operations and cash flows of the business will be eliminated from ongoing operations as a result of the sale, and the company does not expect to have any significant involvement in the operations after the disposal transaction. We expect to complete the sale of these assets by the end of 2006. Accordingly, the assets, liabilities, results of operations, and cash flows for the Enterprise assets have been reclassified to discontinued operations for all periods presented in the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144). The operations of the Enterprise assets had previously been included in our Commercial Applications segment.
      The Enterprise assets provide wireless data solutions, uniting messaging, synchronization, and web technologies. These solutions include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers. It is a leading seller of BlackBerry® services and provides real-time financial market data to wireless device users under annual subscriber contracts in the U.S. and Europe.
      Enterprise assets and liabilities classified as discontinued operations in the accompanying Consolidated Balance Sheets are as follows:

	March 31,	December 31,
	2006	2005

Assets:
Accounts receivable	$2,497	$3,263
Unbilled receivables	57	260
Inventory	843	558
Other current assets	1,762	1,225
Property and equipment, net of accumulated depreciation	2,097	1,863
Software development costs, net of accumulated amortization	533	533
Acquired intangible assets, net of accumulated amortization	2,516	2,516
Goodwill	12,633	12,633
Other assets	40	40

Assets of discontinued operations	22,978	22,891

Liabilities:
Accounts payable and accrued expenses	5,094	4,514
Accrued payroll and related liabilities	840	844
Deferred revenue	1,674	1,361

Liabilities of discontinued operations	7,608	6,719

Net assets of discontinued operations	$15,370	$16,172

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Intangible assets consisted of the following at both March 31, 2006 and December 31, 2005:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Acquired intangible assets:
Customer Contracts	$4,519	$3,043	$1,476
Customer Lists	2,165	1,458	707
Trademarks	630	297	333
Software development costs, including acquired technology	844	311	533

Total	$8,158	$5,109	$3,049

      All assets of discontinued operations are classified as current in the accompanying consolidated balance sheets, as management expects to complete the sale of these assets for cash by December 31, 2006.
      Summarized results of operations for the Enterprise assets included as discontinued operations in the accompanying Consolidated Statement of Operations are as follows:

	Three Months Ended
	March 31,

	2006	2005

Hosted, subscriber and maintenance revenue	$3,924	$6,974
Systems revenue	665	1,249

Total revenue	4,589	8,223

Hosted, subscriber and maintenance gross profit	1,010	2,173
Systems gross loss	(448)	(162)

Total gross profit	562	2,011

Research and development, sales, marketing, and general and administrative expenses	2,616	2,571
Depreciation and amortization	—	952

Loss from discontinued operations	$(2,054)	$(1,512)

      In accordance with Statement No. 144, depreciation and amortization of the long-lived Enterprise assets were not recorded for the three-months ended March 31, 2006, as the Enterprise assets were classified as held for sale beginning December, 2005, and their value is expected to be recovered through the sale of those assets as opposed to future operations. Depreciation and amortization recorded for the Enterprise assets during the three-months ended March 31, 2005 was $952.

5.	Financing Arrangements
      On March 10, 2006, pursuant to a note purchase agreement dated the same date, we issued and sold to two institutional lenders (i) $10,000 in aggregate principal amount of secured notes due March 10, 2009, which bear cash interest at the rate of 14% per annum, or non-cash interest, in the form of additional notes, bearing a rate of 16% per annum, at our option, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. The value of the warrants was estimated to be $2,861, determined using the Black-Scholes option-pricing model, and was recorded as debt discount and additional paid-in capital.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Certain warrants issued in 2004 (2004 Warrants) contain provisions requiring an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of the warrants in March 2006. Consequently, the 2004 Warrants have been adjusted to a purchase price of $2.50 per share and the total number of 2004 Warrants now outstanding has been adjusted to 886,787. The increase in the fair value of the 2004 Warrants as a result of the modification was estimated to be $594, determined using the Black-Scholes option-pricing model, and was recorded as debt discount and additional paid-in capital.
      The resulting carrying value of the debt at issuance was $6,545, net of the discount that is being amortized over its three-year term using the effective interest method, yielding an effective interest rate of 15.2%. We received net cash proceeds of approximately $9,275 from this transaction, which are intended to be used for general corporate purposes. The note purchase agreement includes a provision such that if we default on any of our debt obligations exceeding $2,500, the secured notes shall become due and payable at the election of the holder of the notes.

6.	Segment Information
      Our two operating segments are our Commercial Applications segment and our Government segment.
      Our Commercial Applications segment products enable wireless carriers to deliver short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. Our Commercial Applications segment also provides E9-1-1 services, commercial location-based services, inter-carrier text message distribution services, and carrier technology on a hosted, or service bureau, basis. We also earn subscriber revenue through wireless applications including our Rand McNallytm Traffic application.
      Our Government segment provides communication systems integration, information technology services, and software solutions to the U.S. Department of Defense and other government customers. We also own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment), and design, furnish, install and operate data network communication systems, including our SwiftLink® deployable communication systems.
      Management evaluates segment performance based on gross profit. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table sets forth results for our reportable segments for the three-months ended March 31, 2006 and 2005, respectively. All revenues reported below are from external customers. Prior year amounts have been restated based upon the classification of our Enterprise assets as discontinued operations in 2005 (see Note 4). A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Three Months Ended March 31,

	2006			2005

	Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total

Revenue
Hosted, subscriber and maintenance	$14,631	$141	$14,772	$11,740	$86	$11,826
Services	518	6,654	7,172	630	4,391	5,021
Systems	3,466	6,276	9,742	4,732	3,277	8,009

Total revenue	18,615	13,071	31,686	17,102	7,754	24,856

Operating costs and expenses
Direct cost of hosted, subscriber, and maintenance[1]	7,859	187	8,046	5,585	5	5,590
Direct cost of services[1]	338	4,790	5,128	333	2,616	2,949
Direct cost of systems[1]	889	4,061	4,950	1,135	2,398	3,533

Total direct costs	9,086	9,038	18,124	7,053	5,019	12,072

Gross profit
Hosted, subscriber, and maintenance gross profit	6,772	(46)	6,726	6,155	81	6,236
Services gross profit	180	1,864	2,044	297	1,775	2,072
Systems gross profit	2,577	2,215	4,792	3,597	879	4,476

Total gross profit	$9,529	$4,033	$13,562	$10,049	$2,735	$12,784

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
	March 31,

	2006	2005

Total segment gross profit	$13,562	$12,784
Research and development expense[1]	(2,932)	(4,302)
Sales and marketing expense[1]	(3,048)	(2,856)
General and administrative expense[1]	(4,227)	(3,771)
Depreciation and amortization of property and equipment	(2,445)	(2,035)
Amortization of acquired intangible assets	(37)	(37)
Interest expense	(559)	(317)
Other income/(expense), net	28	(41)

Income/(loss) from continuing operations	342	(575)
Loss from discontinued operations[1]	(2,054)	(1,512)

Net loss	$(1,712)	$(2,087)

[1]	includes non-cash stock compensation expense as detailed in Note 2

7.	Inventory
      Inventory consisted of the following:

	Mar. 31,	Dec. 31,
	2006	2005

Component parts	$1,725	$1,934
Finished goods	1,211	1,263

Total inventory at period end	$2,936	$3,197

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)

8.	Acquired Intangible Assets and Capitalized Software Development Costs
      Our acquired intangible assets and capitalized software development costs consisted of the following:

	March 31, 2006			December 31, 2005

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Lists	$606	$203	$403	$606	$174	$432
Trademarks & Patents	612	48	564	612	40	572
Software development costs, including acquired technology	6,315	2,271	4,044	5,815	1,990	3,825

Total	$7,533	$2,522	$5,011	$7,033	$2,204	$4,829

Estimated future amortization expense:
Nine-months ending December 31, 2006			$1,120
Year ending December 31, 2007			$1,603
Year ending December 31, 2008			$1,078
Year ending December 31, 2009			$766
Year ending December 31, 2010			$444
      We routinely update our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.

9.	Concentrations of Credit Risk and Major Customers
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
      The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total Revenue For the
		Three Months Ended
		March 31,

Customer	Segment	2006	2005

Federal Agencies	Government	31%	19%
Verizon Wireless, including indirect sales	Commercial Applications	21%	14%
Hutchison Whampoa	Commercial Applications	Less than 10%	15%

		As of March 31, 2006

		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

Federal Agencies	Government	27%	64%
Customer A	Commercial Applications	20%	Less than 10%
Customer B	Commercial Applications	12%	Less than 10%

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements — (Continued)

10.	Line of Credit
      We have a $22,000 line of credit agreement with our principal bank through September 2008. The borrowing rate at March 31, 2006 was 9.0% per annum. Borrowings at any time are limited based principally on accounts receivable levels and a working capital ratio, each as defined in the line of credit agreement. Borrowings are also limited by the amount of letters of credit outstanding ($2,957 at March 31, 2006.)
      Our line of credit contains covenants requiring us to maintain at least $5,000 in cash (measured monthly) as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth as described below. Pursuant to covenants contained in our line of credit agreement, we obtained approval for the proposed sale of the Enterprise assets discussed in Note 4. As of March 31, 2006, we were in compliance with all of the covenants related to our line of credit.
      Our line of credit agreement contains a tangible net worth covenant which we are required to meet on a monthly basis. In March, 2006, the bank amended our bank line of credit agreement, reducing the minimum tangible net worth requirement (as defined in the bank credit agreement) from $29,500 to $23,500 until March 31, 2007. The minimum tangible net worth amount per the line of credit agreement is adjusted upward for income, subordinated debt and equity raised and proceeds of any sale of Enterprise assets. The bank credit agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the bank credit agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement. We believe that the Company will continue to comply with its restrictive covenants. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable.
      As of March 31, 2006 and December 31, 2005, we had borrowed approximately $3,000 and $8,000, respectively, under the line of credit and there was approximately $625 and $833, respectively, outstanding under the terms of an equipment loan. At March 31, 2006, there were no other amounts outstanding under the line and we had approximately $4,220 of unused availability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (b) that we expect to realize approximately $49 million of backlog in the balance of this year and $61 million of backlog in the next twelve months, (c)that we believe our location-based software is positioned for early adoption by carriers, d) that we expect to complete the sale of the Enterprise division by the end of 2006, and (e) that we believe that capitalized software development costs will be recoverable from future gross profits. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach and sustain profitability, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) expand our sales and business offerings in the wireless communications industry, (vi) develop software without any errors or defects, (vii) have sufficient capital resources to fund the company’s operations, (viii) protect our intellectual property rights, (ix) implement our sales and marketing strategy, and (x) successfully integrate the assets and personnel obtained in our acquisitions. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.
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

      We have identified our most critical accounting policies to be those related to revenue recognition for our software contracts with multiple elements, revenue recognition for our contracts accounted for using the percentage-of-completion and proportional performance methods, capitalized software development costs, acquired intangible assets, goodwill impairment, stock compensation expense, and income taxes. We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”.)
Overview
      Our business is reported across two market segments: (i) our Commercial Applications segment, which consists principally of enhanced communication services to and from wireless phones, location application software, our E9-1-1 application and other hosted services, and (ii) our Government segment, which includes the design, development and deployment of information processing and communication systems and related services to government agencies. In addition, our business includes the Enterprise assets, which we are currently in the process of selling, as explained below. The operations of the Enterprise assets were previously included in our Commercial Applications segment.
      Discontinued Operations: As a result of slower-than-anticipated market adoption of key technologies related to the Enterprise assets and management’s strategic decision to focus on our core technologies, we committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. in 2004. The plan was approved by our Board of Directors in December 2005, and we engaged an investment banker that is actively marketing the Enterprise assets. We expect to complete the sale of these assets by the end of 2006. Accordingly, the assets, liabilities, and results of operations for the Enterprise assets have been stated separately for all periods in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of the Enterprise operations have been recorded in our Consolidated Statement of Operations as “Loss from discontinued operations” and the Enterprise assets have been recorded on our Consolidated Balance Sheets as “Current assets of discontinued operations,” and “Current liabilities of discontinued operations.” Despite its characterization for accounting purposes as “discontinued operations,” the Enterprise assets will continue to be a part of our business until it is sold.
      On March 10, 2006, pursuant to a note purchase agreement dated the same date, we issued and sold to two institutional lenders (i) $10 million in aggregate principal amount of secured notes due March 10, 2009, which bear cash interest at the rate of 14% per annum, or non-cash interest at the rate of 16% per annum, at our option, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. We received net cash proceeds of approximately $9.3 million from this transaction, which are intended to be used for general corporate purposes.
      This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations. You should read this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with Item 1A “Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Form 10-K as well as the unaudited interim consolidated financial statements and the notes thereto located elsewhere in this Form 10-Q.

Indicators of Our Financial and Operating Performance
      Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue and gross profit. We derive revenue from products and services including recurring monthly service and subscriber fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.
        Gross profit represents revenue minus direct cost of revenue. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of systems revenue from our Commercial Applications segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations including discontinued operations. Important sources of our liquidity have been cash raised from our 2004 financings in connection with our 2004 acquisitions and our 2006 debt financing, as described below under “Liquidity and Capital Resources”, and borrowings under our bank credit agreement and lease financings secured for the purchase of equipment.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenues outstanding as important indicators of our financial health
      SwiftLink® and Xypoint® are trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Quarterly Report on Form 10-Q also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.
Results of Operations
Recent Developments:
      Prior to January 1, 2006, we recorded compensation expense only to the extent that the fair value of the equity award on the date of grant exceeded the exercise price of the award. Effective January 1, 2006, we adopted the Financial Accounting Standards Board (FASB) Statement No. 123, Share Based Payment, as revised, (Statement No. 123(R)). and consequently have begun to recognize expense for all outstanding and unvested equity awards over their respective vesting periods. In accordance with the modified prospective method of implementation, we have not restated prior periods. See Note 2 to our unaudited Consolidated Financial Statements presented as Part I in this Quarterly Report on Form 10-Q for more information regarding our implementation of Statement No. 123(R).
      For the three-months ended March 31, 2006, the adoption of Statement No. 123(R) resulted in additional expense of $0.7 million for our continuing operations that would not have been recognized under APB No. 25. The adoption of Statement No. 123(R) also resulted in $0.1 million of expense for our discontinued operations for the three-months ended March 31, 2006 that would not have been recognized under the previous method of accounting for stock-based compensation. As a result of implementation of Statement No. 123(R), a portion of our non-cash stock compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense. The material components of our stock compensation expense are as follows:

	Three Months
	Ended March 31,		2006 vs. 2005

($ in millions)	2006	2005	$	%

Continuing operations:
Stock options granted at fair value	$0.6	$—	$0.6	NM
Restricted stock	0.2	0.1	0.1	NM
Options granted prior to our initial public offering	—	0.1	(0.1)	NM

Total stock compensation expense included in continuing operations	0.8	0.2	0.6	NM
Discontinued operations:
Stock options granted at fair value	0.1	—	0.1	NM

Total stock compensation expense included in discontinued operations	$0.1	$—	$0.1	NM
      Non-cash stock compensation allocated to our continuing operations in the accompanying consolidated financial statements is as follows:

	Three Months Ended March 31,

	2006			2005

	Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total

Stock compensation included in direct cost of revenue
Direct cost of hosted, subscriber, and maintenance	$0.2	$—	$0.2	$—	$—	$—
Direct cost of services	—	0.2	0.2	—	—	—

Total stock compensation included in direct costs of revenue	$0.2	$0.2	$0.4	$—	$—	$—

	Three Months
	Ended March 31,

	2006	2005

Stock compensation included in operating expenses
Research and development expense	$0.1	$—
Sales and marketing expense	0.1	—
General and administrative expense	0.2	0.2

Total stock compensation included in operating expenses	$0.4	$0.2

      As of March 31, 2006, we estimate that we will recognize $5.5 million in non-cash stock compensation expense for outstanding options over their respective vesting periods through 2012, of which we estimate $2.5 million will be recognized in 2006.
      Non-stock compensation expense, where material, is discussed in the areas of our operations to which it has been allocated.

Revenue and Cost of Revenue
      The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments: For information regarding the results of the Enterprise assets, see Discontinued Operations — Enterprise assets below.

Commercial Applications Segment:

	Three Months
	Ended March 31,		2006 vs. 2005

($ in millions)	2006	2005	$	%

Hosted, subscriber, and maintenance revenue	$14.6	$11.8	$2.8	25%
Services revenue	0.5	0.6	(0.1)	(18%)
Systems revenue	3.5	4.7	(1.2)	(27%)

Commercial Applications segment revenue	18.6	17.1	1.5	9%

Direct cost of hosted, subscriber, and maintenance revenue[1]	7.9	5.6	2.3	41%
Direct cost of services revenue[1]	0.3	0.3	—	—
Direct cost of systems revenue[1]	0.9	1.1	(0.2)	(22%)

Commercial Applications segment cost of revenue	9.1	7.0	2.1	29%

Hosted, subscriber, and maintenance gross profit	6.7	6.2	0.5	10%
Services gross profit	0.2	0.3	(0.1)	(39%)
Systems gross profit	2.6	3.6	(1.0)	(28%)

Commercial Applications segment gross profit[2]	$9.5	$10.1	$(0.6)	(5%)

Segment gross profit as a percent of revenue	51%	59%

[1] See discussion of the allocation of non-cash stock compensation expense in Note 2 to the accompanying unaudited consolidated financial statements and under “Recent Developments” above

[2] See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements (NM = Not meaningful)

Commercial Applications Hosted, Subscriber, and Maintenance Revenue, Cost of Revenue, and Gross Profit:
      Fluctuations in each of the components of hosted, subscriber, and maintenance revenue are separately addressed below.
      Our hosted offerings mainly include our Wireless E9-1-1, Voice over Internet Protocol (VoIP) E9-1-1 service, hosted Position Determining Entity (PDE), and hosted Location Based Service (HLBS) applications. Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. Service fees are priced based on units served during the period, such as the number of customer cell sites served, the number of connections to Public Service Answering Points (PSAPs), or the number of customer subscribers served. In the three-months ended March 31, 2006, increased deployments of PSAPs for our VoIP and E9-1-1 services continued to increase the number of billable units served. In addition, we increased revenue from our VoIP, HLBS, and PDE recurring services primarily due to new service contracts signed throughout 2005. These increases were partly offset by decreases in the average fee received per unit under pricing arrangements with some customers.
      Subscriber revenue is generated by wireless subscriber client software applications such as Rand McNallytm Traffic. Subscriber revenues remained relatively constant between the three-month periods ended March 31, 2006 and 2005, respectively.

      Maintenance fees on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.
      Overall, hosted, subscriber and maintenance revenue increased 25% for the three-months ended March 31, 2006 versus the comparable period of 2005.
      The direct cost of our hosted, subscriber, and maintenance revenue consists primarily of network access, data feed and circuit costs, compensation and benefits, equipment and software maintenance. Beginning in 2006 as a result of the implementation of SFAS 123(R), a portion of our non-cash stock compensation expense has been allocated to direct cost of revenue. For the three-months ended March 31, 2006, the direct cost of hosted, subscriber and maintenance revenue increased 41%, including $0.2 million of non-cash stock compensation expense. We incurred increased labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for VoIP. As noted above, our VOIP, PDE, and HLBS services revenues increased in 2006 compared to the prior year, and we incurred increased hardware and maintenance costs associated with providing these services. Our total circuit and data access costs increased as a result of the increased number of cell sites, subscribers and PSAPs served. Our facilities costs also increased related to renovations and enhancements to our principal network operations center. For the three-months ended March 31, 2006, the cost of circuit and other data access costs accounted for approximately 11% of total direct costs of hosted, subscriber, and maintenance revenues. Such costs comprised approximately 12% of the total direct costs of our commercial hosted, subscriber, and maintenance revenues for the three-months ended March 31, 2005. The direct costs of maintenance revenue consist primarily of compensation and benefits.
      The gross profit in hosted, subscriber, and maintenance revenue decreased as a percentage of revenue from 53% in the three-months ended March 31, 2005 to 46% in the three-months ended March 31, 2006 as a result of decreases in the average fee received per unit under pricing arrangements with some customers, the change in the revenue mix of our hosted offerings, and the allocation of our non-cash stock compensation expense in 2006.

Commercial Applications Services Revenue, Cost of Revenue, and Gross Profit:
      Services do not represent a significant proportion of the revenue or cost of revenue of our Commercial Applications segment. Commercial Applications services revenue and cost of revenue remained relatively constant in the three-months ended March 31, 2006 and 2005, respectively.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:
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
      Systems revenue decreased 27% for the three-months ended March 31, 2006, largely as a result of a decrease in licensing fees. The decrease in licensing fees was primarily due to a large purchase of increased license capacity by a major carrier during the first quarter of 2005, compared to a large but smaller capacity purchase in the first quarter of 2006. The license capacity purchase in the three- months ended March 31, 2005 was approximately $1.3 million larger than the comparable purchase in 2006. Other than the difference in these license purchases, systems revenues were comparable in 2006 and 2005.
      The direct cost of our systems consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. In the first quarter of 2006, direct costs of systems consisted primarily of compensation, benefits, third-party hardware and software, and $0.3 million of amortization of software development costs. In the three months ended March 31, 2005, the composition of the direct cost of our systems was comparable except for $0.2 million of amortization of software development costs.
      Our commercial systems gross profit was $2.6 million in the three-months ended March 31, 2006 versus $3.6 million in the comparable period of 2005. The decline in gross margin is due to the inclusion of the larger license sale in the first quarter of 2005. Gross profit was approximately 75% of revenue in each period presented and remained comparable as a percentage of revenue between periods.

Government Segment:

	Three Months
	Ended March 31,		2006 vs. 2005

($ in millions)	2006	2005	$	%

Hosted, subscriber, and maintenance revenue	$0.2	$0.1	$0.1	64%
Services revenue	6.7	4.4	2.3	52%
Systems revenue	6.2	3.3	2.9	92%

Government segment revenue	13.1	7.8	5.3	69%

Direct cost of hosted, subscriber, and maintenance revenue[1]	0.2	—	0.2	NM
Direct cost of services revenue[1]	4.8	2.6	2.2	83%
Direct cost of systems revenue[1]	4.1	2.4	1.7	69%

Government segment cost of revenue	9.1	5.0	4.1	80%

Hosted, subscriber, and maintenance gross profit	—	0.1	(0.1)	NM
Services gross profit	1.9	1.8	0.1	5%
Systems gross profit	2.1	0.9	1.2	NM

Government segment gross profit[2]	$4.0	$2.8	$1.2	48%

Segment gross profit as a percent of revenue	31%	35%

[1]	See discussion of the allocation of non-cash stock compensation expense in Note 2 to the accompanying unaudited consolidated financial statements and under “Recent Developments” above

[2]	See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements
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

Government Hosted, Subscriber, and Maintenance Revenue, Cost of Revenue, and Gross Profit:
      We offer basic and extended maintenance contracts on our systems. These maintenance fees are collected in advance and recognized ratably over the maintenance period. The direct costs of maintenance revenue consist primarily of compensation and benefits. These contracts yielded approximately $0.2 million and $0.1 million, respectively, of revenue for the three-months ended March 31, 2006 and 2005. Gross profit from these maintenance contracts was not significant for either the first quarter of 2006 or 2005.

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
      Services revenues increased to $6.7 million for the three-months ended March 31, 2006 from $4.4 million for the comparable period of 2005 as a result of new and expanded-scope contracts resulting from increased sales emphasis on these types of projects and cross-marketing of the network and management capabilities of our Commercial Applications segment to Government segment customers.
      Direct cost of government service revenue consists of compensation, benefits and travel incurred in delivering these services, and these costs increased as a result of the increased sales volume in 2006. Beginning in 2006, as a result of the implementation of SFAS 123(R), a portion of our non-cash stock compensation expense has been allocated to direct cost of revenue. Approximately $0.2 million of non-cash stock compensation expense was allocated to the direct cost of Government services revenue for the three-months ended March 31, 2006.
      Our gross profit from government services increased to $1.9 million in the first quarter of 2006 from $1.8 million in the comparable period of 2005. Gross profit as a percentage of revenue decreased in the first quarter of 2006 compared to the first quarter of 2005 as a result of reduced pricing on the renewal of several key contracts during the second half of 2005 and the inclusion of a portion of our non-cash stock compensation expense in the three-months ended March 31, 2006.

Government Systems Revenue, Cost of Revenue, and Gross Profit:
      We generate Government systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable communications systems, and integration of those systems into customer networks. Our principal government systems sales are of our SwiftLink® product line, which are lightweight, secure, deployable communications systems, to units of the U.S. Departments of State, Justice, and Defense and other agencies. We recognize contract revenue as billable costs are incurred and for fixed-price product delivery contracts using the percentage-of-completion method, measured by either total labor hours or total costs incurred compared to total estimated labor hours or costs. Labor hours are used as a measure of progress for projects that contain a significant amount of third party materials costs. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Systems sales in our Government segment increased to $6.2 million for the three-months ended March 31, 2006 from $3.3 million in the comparable period of 2005. We made several large systems sales and introduced several new products in our deployable communications system product line that generated additional sales volume in 2006 as compared to 2005.
      The cost of our government systems revenue consists of compensation, benefits, travel, satellite airtime, costs related to purchased equipment components, and the costs of third-party contractors that we engage. These equipment and third-party costs are variable for our various types of products, and margins may fluctuate between periods based on the respective product mixes.
      Our government systems gross profit increased to $2.2 million in the first quarter of 2006 from $0.9 million in the comparable period of 2005 as a result of higher systems sales volume.

Major Customers
      For the three-months ended March 31, 2006, customers that accounted for 10% or more of total revenue were Verizon Wireless and various U.S. Government agencies. The loss of either of these customers would have a material adverse impact on our business. Verizon Wireless, Hutchison Whampoa, and various U.S. Government agencies also accounted for 10% or more of total revenue for the three-months ended March 31, 2005. Verizon Wireless and Hutchison Whampoa are customers of our Commercial Applications segment, and the various U.S. government agencies are customers of our Government segment.
Revenue Backlog
      As of March 31, 2006 and 2005, we had unfilled orders, or backlog, as follows:

	March 31,

($ in millions)	2006	2005

Commercial Applications segment	$64.1	$57.1
Government segment	51.2	37.6

Total backlog	$115.3	$94.7

Expected to be realized during the current fiscal year	$49.4	$41.7

Expected to be realized within 12 months	$61.4	$52.6

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
Operating Expenses

Research and development expense:

	Three Months
	Ended
	March 31,		2006 vs. 2005

($ in millions)	2006	2005	$	%

Research and development expense	$2.9	$4.3	$(1.4)	(32%	)
Percent of total revenue	9%	17%
      Our research and development expense consists primarily of compensation, benefits, travel costs, and a proportionate share of facilities and corporate overhead. The costs of developing software products are expensed prior to establishing technological feasibility. Technological feasibility is established for our software products when a detailed program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products, including software hosted in our network operations center. We expense such costs as they are incurred unless technological feasibility has been reached and we believe that the capitalized costs will be recoverable.
      The expenses we incurred relate to software applications which are being marketed to new and existing customers on a global basis. Throughout the three-months ended March 31, 2006 and 2005, research and development was primarily focused on cellular and hosted location-based applications.

      For the three-months ended March 31, 2006, we capitalized $0.5 million of research and development costs for certain software projects in accordance with the above policy. The capitalized costs relate to our location-based software. These costs will be amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, which is never greater than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount.
      We believe that these capitalized costs will be recoverable from future gross profits generated by these products. Prior to the second quarter of 2005, our estimates did not sufficiently demonstrate future realizability of our software development costs expended on such products; and accordingly, all such costs were expensed as incurred.
      Research and development expenses decreased in the three-months ended March 31, 2006 versus the comparable period of 2005 as a result of the capitalization of costs in 2006 and our developers devoting increased time and resources to cost of revenue projects for customized client projects and the implementation of our new hosted offerings for new customers.

Sales and marketing expense:

	Three Months
	Ended
	March 31,		2006 vs. 2005

($ in millions)	2006	2005	$	%

Sales and marketing expense	$3.0	$2.9	$0.1	7%
Percent of total revenue	10%	12%
      Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationship with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to the U.S. Government primarily through direct sales professionals. Sales and marketing costs remained constant for the three-months ended March 31, 2006 and 2005, respectively, with the exception of the allocation of $0.1 million of non-cash stock compensation expense to sales and marketing expense in the three-months ended March 31, 2006.

General and administrative expense:

	Three Months
	Ended
	March 31,		2006 vs. 2005

($ in millions)	2006	2005	$	%

General and administrative expense	$4.2	$3.8	$0.4	12%
Percent of total revenue	13%	15%
      General and administrative expense consists primarily of compensation costs and other costs associated with management, finance, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. General and administrative expenses also included $0.2 million of non-cash stock compensation expense for each of the three-month periods ended March 31, 2006 and 2005, respectively, as a result of the implementation of Statement No. 123(R) as discussed above under Recent Development above. The increase in the first quarter of 2006 was due to increased professional fees, the timing of indirect expenses, and an increase in our allowance for doubtful receivables as of March 31, 2006.

Depreciation and amortization of property and equipment:

	Three Months
	Ended		2006 vs.
	March 31,		2005

($ in millions)	2006	2005	$	%

Depreciation and amortization of property and equipment	$2.4	$2.0	$0.4	20%
Average gross cost of property and equipment during the period	$50.8	$45.1	$5.7	13%
      Depreciation and amortization of property and equipment represents the period costs associated with our investment in computers, telephone equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of an asset generally ranges from 5 years for furniture, fixtures, and leasehold improvements to 3 years for most other types of assets including computers, software, telephone equipment and vehicles. Expense generally increases year-over-year as a result of the level of capital expenditures made during the year to support our operations and development efforts. Our depreciable asset base increased throughout 2005 as a result of several major capital projects, including enhancements to and the consolidation of facilities for our network operations center for our Commercial Applications segment, equipment in our network operations center related to our new hosted service offerings, certain capitalized development costs for computer software for internal use, and a company-wide computer hardware upgrade.

Amortization of acquired intangible assets:

	Three Months
	Ended
	March 31		2006 vs. 2005

($ in millions)	2006	2005	$	%

Amortization of acquired intangible assets	$0.1	$0.1	$—	—
      The amortization of acquired intangible assets represents expense for the assets associated with the Kivera Acquisition. These assets are being amortized over their useful lives of between three and nineteen years using the greater of the straight-line method or the revenue curve method.

Interest expense:

	Three Months
	Ended
	March 31		2006 vs. 2005

($ in millions)	2006	2005	$	%

Interest expense on notes payable	$0.2	$0.1	$0.1	62%
Interest expense on capital lease obligations	0.1	0.1	—	(14%)
Amortization of deferred commitment fees	0.2	0.1	0.1	95%
Amortization of debt discount	0.1	—	0.1	NM

Total interest expense	$0.6	$0.3	$0.3	76%

      Interest expense is incurred under notes payable, an equipment loan, a line of credit, and capital lease obligations. Interest on our notes payable dating prior to 2006 is primarily at stated interest rates of 7.75% per annum while interest on our equipment loan is at 5.5% per annum and any line of credit borrowing is at variable rates equal to 9% per annum as of March 31, 2006.
      As described in Note 5 to our unaudited Consolidated Financial Statements presented as Part I in this Quarterly Report on Form 10-Q, on March 10, 2006, we issued and sold to two institutional lenders (i) $10,000 in aggregate principal amount of secured notes due March 10, 2009, which bears cash interest at the rate of 14% per annum, or non-cash interest, in the form of additional notes, at the rate of 16% per annum, at our option (2006 Notes), and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share (2006 Warrants).
      The interest incurred on the 2006 Notes, partially offset by reduced principle balances on our other notes payable, has caused our total interest expense under notes payable to increase for the three-months ended March 31, 2006 versus the comparable period of 2005.
      Our capital lease obligations include interest at various amounts depending on the lease arrangement. Our equipment under capital leases, and the interest under those leases, has remained relatively constant since 2005.
      Deferred financing fees relate to the up-front payment of fees to secure our notes payable and our revolving line of credit facility, which are being amortized over the term of the note or, in the case of the amended line of credit, the life of the facility. The increase in the amortization of the deferred financing fees for the three-months ended March 31, 2006 versus the comparable period of 2005 is the result of deferred financing fees paid to secure the 2006 Notes.
      The amortization of debt discount relates to the issuance of the 2006 Warrants. The value of these warrants was estimated to be $2.9 million, determined using the Black-Scholes option-pricing model, which was recorded as a debt discount and additional paid-in capital. Certain warrants issued in 2004 (2004 Warrants) contain provisions requiring an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of the 2006 Warrants. Consequently, the 2004 Warrants have been adjusted to a purchase price of $2.50 per share and the total number of 2004 Warrants now outstanding has been adjusted to 886,787. The value of these adjustments to the 2004 Warrants was estimated to be $0.6 million using the Black-Scholes option-pricing model, which was recorded as a debt discount and additional paid-in capital. The total debt discount at issuance of $3.5 million is being amortized to interest expense over the three year life of the 2006 Notes, yielding an effective interest rate of 15.2%. There was no comparable expense in 2005.
      Our interest expense increased for the three-months ended March 31, 2006 versus the comparable period of 2005 primarily as a result of our incremental March 2006 borrowings.

Other income/(expense), net:
      Other income/(expense), net consists primarily of foreign currency translation/transaction gain or loss, which is dependent on international fluctuations in exchange rates. The other components of other income/(expense), net typically remain comparable between periods.

Income taxes:
      Because we have generated significant net operating losses since 1999, no provision for federal or state income taxes has been made for the three-months ended March 31, 2006 or any portion of 2005. We have recorded a full valuation allowance for deferred tax assets as a result of the uncertainty regarding our ability to fully realize our net operating loss carry-forwards and other deferred tax assets

Discontinued Operations — Enterprise assets
      As of December 31, 2005, as a result of slower-than-anticipated market adoption of key technologies related to the Enterprise assets and management’s strategic decision to focus on our core technologies, we committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. in 2004. The Enterprise assets provide package and vehicle tracking solutions productivity tools, and the ability to capture digital signatures for proof of delivery as well as BlackBerry® services and real-time financial market data to wireless device.

      The following table presents income statement data for the Enterprise operations, currently reported as discontinued operations. Previously, these results were reported as part of the results of our Commercial Applications segment.

	Three Months
	Ended
	March 31		2006 vs. 2005

($ in millions)	2006	2005	$	%

Hosted, subscriber, and maintenance revenue	$3.9	$7.0	$(3.1)	(44%)
Systems revenue	0.7	1.2	(0.5)	(46%)

Total Enterprise revenue	4.6	8.2	(3.6)	(44%)

Hosted, subscriber, and maintenance gross profit	1.0	2.2	(1.2)	(52%)
Systems gross profit	(0.4)	(0.2)	(0.2)	NM

Total Enterprise gross profit	0.6	2.0	(1.4)	(69%)

Research and development, sales, marketing, and general and administrative expenses	2.6	2.6	—	—
Depreciation and amortization	—	0.9	(0.9)	NM

Loss from discontinued operations	$(2.1)	$(1.5)	$(0.6)	(36%)

      Beginning in 2006, as a result of the implementation of SFAS 123(R), a portion of our non-cash stock compensation expense has been allocated to our discontinued operations. Approximately $0.1 million of non-cash stock compensation expense was allocated to these operations for the three-months ended March 31, 2006 as detailed under Recent Developments above.
      Lower volume and resulting lower gross profit in 2006 from Enterprise sales have resulted from near-term subscriber transitions to next generation networks from data-only and pager networks; new subscriptions to our new technology offerings have been less than churn from old technology. We have sustained a consistent level of development spending to preserve the business pending sale. In accordance with the relevant accounting literature, we ceased depreciation and amortization of the long-lived enterprise assets when they became classified as discontinued operations in 2005.

Net loss:

	Three Months
	Ended
	March 31,		2006 vs. 2005

($ in millions)	2006	2005	$	%

Net loss	$(1.7)	$(2.1)	$0.4	18%
      Net loss decreased for the three-months ended March 31, 2006 versus the comparable period of 2005 due primarily to increased revenue and gross profit from continuing operations, the capitalization of certain research and development expenses during 2006, and other factors discussed above, partially offset by an increased loss from our Enterprise assets and increased interest expense as a result of our March 2006 financing.

Liquidity and Capital Resources

	Three Months
	Ended
	March 31,		2006 vs. 2005

($ in millions)	2006	2005	$	%

Net cash and cash equivalents provided by/(used in):
Continuing operations
Income/(loss)	$0.3	$(0.6)	$0.9	NM
Non-cash charges	3.9	2.5	1.4	55%
Net changes in working capital	(5.2)	(1.4)	(3.8)	NM

Operating activities	(1.0)	0.5	(1.5)	NM
Purchases of property and equipment	(0.5)	(0.5)	—	(5%)
Capitalized software development costs	(0.5)	—	(0.5)	NM
Proceeds from new borrowings	11.0	—	11.0	NM
Other financing activities	(6.9)	(2.3)	(4.6)	NM

Cash provided by/(used in) continuing operations	2.1	(2.3)	(4.4)	NM
Discontinued operations
Operating activities	(0.9)	2.2	(3.1)	NM
Investing activities	(0.3)	(0.5)	0.2	43%

Cash provided by/(used in) discontinued operations	(1.2)	1.7	(2.9)	NM
Net increase/(decrease) in cash	$1.0	$(0.6)	$1.6	NM

Days revenues outstanding in accounts receivable including unbilled receivables	84	98
      We have funded our operations, acquisitions, and capital expenditures primarily using revenue from our operations as well as the net proceeds from our March 2006 financing (described below), which generated net proceeds of approximately $9.3 million, leasing, and long-term debt.
      As described in Note 5 to our unaudited Consolidated Financial Statements presented as Part I in this Quarterly Report on Form 10-Q, on March 10, 2006, we issued (i) $10,000 in aggregate principal amount of secured notes due March 10, 2009, which bears cash interest at the rate of 14% per annum, or non-cash interest, in the form of additional notes, at the rate of 16% per annum, at our option, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. Certain warrants issued in 2004 contain provisions requiring an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of 2006 Warrants. Consequently, the 2004 Warrants have been adjusted to a purchase price of $2.50 per share and the total number of 2004 Warrants now outstanding has been adjusted to 886,787. The resulting carrying value of the debt at issuance was $6.5 million, net of the original discount of $3.5 million that is being amortized to interest expense over its three-year term using the effective interest method, yielding an effective interest rate of 15.2%. We expect to receive net cash proceeds of approximately $9.3 million from this transaction, which are intended to be used for general corporate purposes. The note purchase agreement includes a provision such that if we default in any of our debt obligations exceeding $2,500, the secured notes shall become due and payable at the election of the holder of the notes.
      We have a $22 million line of credit agreement with our principal bank through September 2008. Borrowings at any time are limited based principally on accounts receivable and inventory levels and a working capital ratio, each as defined in the amended line of credit agreement. Borrowings are also limited by the amount of letters of credit outstanding ($3.0 million at March 31, 2006). The line of credit is secured by substantially all assets of the company, and bears interest at prime plus 1.25% per annum, with a minimum prime rate of 4.25% per annum and a borrowing rate of 9.0% per annum at March 31, 2006. Our line of credit contains covenants requiring us to maintain at least $5,000 in cash (measured monthly) as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth as described below. Pursuant to covenants contained in our line of credit agreement, we obtained approval for the proposed sale of the Enterprise assets discussed in Note 4. As of March 31, 2006, we were in compliance with all of the covenants related to our line of credit.
      Our line of credit agreement contains a tangible net worth covenant which we are required to meet on a monthly basis. In March, 2006 the bank amended our bank line of credit agreement, reducing the minimum tangible net worth requirement (as defined in the bank credit agreement) from $29,500 to $23,500 until March 31, 2007. The minimum tangible net worth amount per the line of credit agreement is adjusted upward for income, subordinated debt and equity raised and proceeds of any sale of Enterprise assets. The bank credit agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the bank credit agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement. We believe that the Company will continue to comply with its restrictive covenants. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank
      As of March 31, 2006 and December 31, 2005, we had borrowed approximately $3.0 million and $8.0 million, respectively, under the line of credit and there was approximately $0.6 million and $0.8 million, respectively, outstanding under the terms of an equipment loan. At March 31, 2006, there were no other amounts outstanding under the line and we had approximately $4.2 million of unused availability.
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

      Cash used in operating activities of continuing operations increased in the first three months of 2006 primarily as a result of increased cash used for working capital, particularly increased accounts receivable from higher revenues and decreased accrued payroll due to timing differences, partially offset by higher earnings. Cash used in operating activities of discontinued operations increased in the first three months of 2006 primarily as a result of an increased net loss from discontinued operations and increased cash used for working capital.
      Cash used in investing activities of continuing operations increased in 2006 as a result of cash used for capitalized software development. Cash used in investing activities of discontinued operations decreased in 2006 as a result of reduced capital expenditures.
      Net cash provided by financing activities increased in 2006 as a result of our March 2006 financing, which provided net proceeds of approximately $9.3 million. We also received $1.0 million in proceeds from the issuance of a note payable during the first quarter of 2006. These increases in cash were partially offset by $6.2 million of payments on our line of credit, notes payable, and capital leases.
Off-Balance Sheet Arrangements
      As of March 31, 2006, we had standby letters of credit issued on our behalf of approximately $3.0 million, principally pursuant to a contracting requirement for our Government segment’s City of Baltimore services contract.
Contractual Commitments
      As of March 31, 2006, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of March 31, 2006 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total

Notes payable	$3.0	$10.1	$—	$—	$13.1
Line of credit	3.0	—	—	—	3.0
Capital lease obligations	3.2	2.3	—	—	5.5
Operating leases	3.3	5.4	2.2	—	10.9

Total contractual commitments	$12.5	$17.8	$2.2	$—	$32.5

Related Party Transactions
      None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      There have not been any material changes to our interest rate risk as described in Item 7A of our 2005 Annual Report on Form 10-K.
Foreign Currency Risk
      For the three-months ended March 31, 2006, we generated $0.5 million of revenue outside the U.S. A majority of our transactions generated outside the U.S. are denominated in U.S. dollars, and a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of March 31, 2006, we had approximately $1.5 million in accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During 2006, our average receivables subject to foreign currency exchange risk were $0.8 million. We have not had a material balance of unbilled receivables denominated in foreign currency at any point in 2006. We have not recorded material transaction gains or losses on foreign currency denominated receivables for the three-months ended March 31, 2006.
      There have not been any other material changes to our foreign currency risk as described in Item 7A of our 2005 Annual Report on Form 10-K.

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
      None.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings
      We are not currently subject to any material legal proceedings other than as previously disclosed in “Item 3. Legal Proceedings” in our 2005 Annual Report on Form 10-K.

Item 1A.	Risk Factors
      There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our 2005 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On March 10, 2006, pursuant to a note purchase agreement dated the same date, we issued and sold to two institutional lenders (i) $10 million in aggregate principal amount of secured notes due March 10, 2009, which bear cash interest at the rate of 14% per annum, or non-cash interest, in the form of additional notes, at the rate of 16% per annum, at our option, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. We received net cash proceeds of approximately $9.3 million from this transaction, which are intended to be used for general corporate purposes. The consummation of the note purchase agreement and the issuance of notes and warrants thereunder were conducted as a private placement made to accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933. On April 6, 2006, we filed a registration statement with the Securities and Exchange Commission to register the shares of Class A common stock issuable upon exercise of the warrants acquired by the note holders.

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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May 2006.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé

Maurice B. Tosé
Chairman, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé May 10, 2006	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. May 10, 2006	Senior Vice President and Chief Financial Officer (Principal Financial Officer)