Form 10-Q/A
period 2006-03-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2006-06-14
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
     We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was originally filed on May 10, 2006 (the “Original Filing”), to include the definition of controls and procedures in Part I, Item 4 Controls and Procedures as required by Rule 13a-15(e) of the Securities Exchange Act of 1934 and to correct a typographical error in the report referenced in the certifications included as Exhibit 31.1 and 31.2 to the Original Filing. The certifications included as Exhibit 31.1 and 31.2 mistakenly referenced our Annual Report on Form 10-K when the reference should have been to our Quarterly Report on Form 10-Q. This Amendment does not otherwise update or amend any exhibits to or disclosure set forth in the Original Filing.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002.
INDEX
TELECOMMUNICATION SYSTEMS, INC.
Amendment No. 1 to Form 10-Q
for the Quarter Ended March 31, 2006

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
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective at a reasonable assurance level in ensuring that all information required in the reports it files or submits under the Act was accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures and that information was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission.
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

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      (a) None
      (b) None.

Item 6.	Exhibits

Exhibit
Numbers	Description
31.1	Refiled Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Refiled Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of June 2006.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé

Maurice B. Tosé
Chairman, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé June 13, 2006	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. June 13, 2006	Senior Vice President and Chief Financial Officer (Principal Financial Officer)