Form 10-Q
period 2006-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2006-08-09
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006

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

Shares outstanding
as of June 30,
Title of Each Class	2006

Class A Common Stock, par value $0.01 per share	31,795,421
Class B Common Stock, par value $0.01 per share	7,788,780

Total Common Stock Outstanding	39,584,201

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue
Services	$22,642	$17,552	$44,586	$34,399
Systems	9,301	3,852	19,043	11,861

Total revenue	31,943	21,404	63,629	46,260

Direct costs of revenue
Direct cost of services revenue[1]	13,579	9,013	26,753	17,552
Direct cost of systems revenue, including amortization of software development costs of $281, $157, $562 and $348, respectively[1]	4,124	2,568	9,074	6,100

Total direct cost of revenue	17,703	11,581	35,827	23,652

Services gross profit	9,063	8,539	17,833	16,847
Systems gross profit	5,177	1,284	9,969	5,761

Total gross profit	14,240	9,823	27,802	22,608

Operating costs and expenses
Research and development expense[1]	3,477	3,162	6,409	7,464
Sales and marketing expense[1]	3,140	2,744	6,188	5,599
General and administrative expense[1]	4,149	3,759	8,376	7,532
Depreciation and amortization of property and equipment	1,857	2,019	4,302	4,054
Amortization of acquired intangible assets	37	37	74	74

Total operating costs and expenses	12,660	11,721	25,349	24,723

Income/(loss) from operations	1,580	(1,898)	2,453	(2,115)
Interest expense	(890)	(215)	(1,449)	(532)
Other income/(expense), net	69	(203)	97	(244)

Income/(loss) from continuing operations	759	(2,316)	1,101	(2,891)
Loss from discontinued operations[1]	(2,314)	(1,722)	(4,368)	(3,234)

Net loss	$(1,555)	$(4,038)	$(3,267)	$(6,125)

Income/(loss) per share-basic and diluted
Income/(loss) per share from continuing operations	$0.02	$(0.06)	$0.03	$(0.08)
Loss per share from discontinued operations	(0.06)	(0.04)	(0.11)	(0.08)

Net loss per share-basic and diluted	$(0.04)	$(0.10)	$(0.08)	$(0.16)

Weighted average shares outstanding-basic	39,313	38,725	39,200	38,611

Weighted average shares outstanding-diluted	40,336	38,725	39,831	38,611

[1]	Includes non-cash stock compensation expense as detailed in Note 2 to Consolidated Financial Statements

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$10,314	$9,320
Accounts receivable, net of allowance of $360 in 2006 and $233 in 2005	18,835	20,886
Unbilled receivables	6,295	6,361
Inventory	4,162	3,197
Other current assets	2,616	2,970
Current assets of discontinued operations	26,698	22,891

Total current assets	68,920	65,625
Property and equipment, net of accumulated depreciation and amortization of $36,946 in 2006 and $34,134 in 2005	13,477	16,323
Software development costs, net of accumulated amortization of $2,552 in 2006 and $1,990 in 2005	4,127	3,825
Acquired intangible assets, net of accumulated amortization of $288 in 2006 and $214 in 2005	930	1,004
Goodwill	1,813	1,813
Other assets	2,220	1,982

Total assets	$91,487	$90,572

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,849	$10,175
Accrued payroll and related liabilities	1,696	3,971
Deferred revenue	5,136	4,123
Current portion of notes payable, including line of credit	2,017	10,180
Current portion of capital lease obligations	2,924	3,001
Current liabilities of discontinued operations	10,712	6,719

Total current liabilities	31,334	38,169
Notes payable, less current portion and net of debt discount of $3,071 at June 30, 2006	6,931	483
Capital lease obligations, less current portion	1,778	2,858

Total liabilities	40,043	41,510

Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 31,795,421 in 2006 and 31,381,575 in 2005	317	314
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 7,788,780 in 2006 and 8,035,963 in 2005	78	80
Additional paid-in capital	215,703	210,044
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(51)	(40)
Accumulated deficit	(164,603)	(161,336)

Total stockholders’ equity	51,444	49,062

Total liabilities and stockholders’ equity	$91,487	$90,572

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Loss	Deficit	Total

Balance at January 1, 2006	$314	$80	$210,044	$(40)	$(161,336)	$49,062
Options exercised for the purchase of 104,616 shares of Class A Common Stock	1	—	176	—	—	177
Issuance of 105,456 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	181	—	—	182
Conversion of 247,183 shares of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Issuance of warrants to purchase 1,750,000 shares of Class A Common Stock	—	—	2,861	—	—	2,861
Adjustment of terms for warrants to purchase 886,787 shares of Class A Common Stock	—	—	594	—	—	594
Stock compensation expense for continuing operations	—	—	1,728	—	—	1,728
Stock compensation expense of discontinued operations	—	—	265	—	—	265
Surrender of 65,434 restricted shares of Class A Common Stock as payment for payroll tax withholdings	(1)	—	(181)	—	—	(182)
Stock compensation for options issued to non-employees for service	—	—	35	—	—	35
Foreign currency translation adjustment	—	—	—	(11)	—	(11)
Net loss for the six months ended June 30, 2006	—	—	—	—	(3,267)	(3,267)

Balance at June 30, 2006	$317	$78	$215,703	$(51)	$(164,603)	$51,444

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005

Operating activities:
Net loss	$(3,267)	$(6,125)
Less: Loss from discontinued operations	(4,368)	(3,234)

Income/(loss) from continuing operations	1,101	(2,891)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,302	4,054
Non-cash stock compensation expense	1,728	412
Amortization of software development costs	562	348
Amortization of debt discount	384	—
Amortization of deferred financing fees included in interest expense	260	172
Amortization of acquired intangible assets	74	74
Other non-cash income	(41)	(42)
Changes in operating assets and liabilities:
Accounts receivable, net	2,109	6,222
Unbilled receivables	66	2,459
Inventory	(965)	1,044
Other current assets	446	(813)
Other assets	409	(16)
Accounts payable and accrued expenses	(1,612)	(2,019)
Accrued payroll and related liabilities	(2,282)	(215)
Deferred revenue	956	1,164

Net cash provided by operating activities of continuing operations	7,497	9,953
Net cash used in operating activities of discontinued operations	(3,240)	(37)

Total net cash provided by operating activities	4,257	9,916
Investing activities:
Purchases of property and equipment	(1,076)	(1,498)
Capitalized software development costs	(864)	(1,099)

Net cash used in investing activities of continuing operations	(1,940)	(2,597)
Net cash used in investing activities of discontinued operations	(677)	(779)

Total net cash used in investing activities	(2,617)	(3,376)
Financing activities:
Payments on long-term debt and capital lease obligations	(2,871)	(5,123)
Payments on short-term line of credit, net	(8,004)	(2,000)
Proceeds from issuance of long-term debt	11,000	—
Financing fees related to issuance of long-term debt and Class A Common Stock	(1,320)	(81)
Proceeds from exercise of employee stock options and sale of stock	359	443

Total net cash used in financing activities	(836)	(6,761)
Effect of exchange rates on cash of discontinued operations	190	(47)
Net increase in cash from continuing operations	4,721	595
Net decrease in cash from discontinued operations	(3,727)	(863)

Total net increase/(decrease) in cash	994	(268)
Cash and cash equivalents at the beginning of the period	9,320	18,251

Cash and cash equivalents at the end of the period	$10,314	$17,983

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
June 30, 2006
(amounts in thousands, except per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2005 Annual Report on Form 10-K.

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

Our bank credit agreement contains a tangible net worth covenant which is required to be met on a monthly basis. In March, 2006 the bank amended our line of credit agreement, reducing the tangible net worth requirement through March 31, 2007, as discussed in Note 10 to the financial statements. The line of credit agreement also contains a subjective acceleration clause which allows the bank to declare the amounts outstanding under the line of credit due and payable if certain material adverse changes occur, as described in Note 10. Also, the loan document governing the subordinated debt issued in March 2006 (see Note 5) contains a cross-default provision that would allow the debt holder to accelerate payment of the subordinated debt if other debt exceeding $2,500 is declared due and payable. We believe that we will continue to comply with our restrictive covenants under our debt agreements. If our performance does not result in compliance with any of the restrictive covenants, or if our line of credit agreement lender seeks to exercise its rights under the subjective acceleration clause referred to above, we would seek to further modify our financing arrangements, but there can be no assurance that our debt holders would not exercise their rights and remedies under their agreements with us, including declaring all outstanding debt due and payable.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current year presentation, including the classification of our Enterprise assets as discontinued operations, as discussed in Note 4. Revenues and expenses previously reported separately under the headings of “Hosted, Subscriber and Maintenance” and “Services” have been combined into Services for the current presentation.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Effective April 1, 2006, we changed our estimate of the useful life of our computer hardware and software, used in our Service Bureau, from three to four years. The change in estimate resulted from our evaluation of the life cycles of our hardware and software used in the Service Bureau and our conclusion that these assets consistently have a longer life than previously estimated. We believe this change in estimate more accurately

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

reflects the productive life of these assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, ‘Accounting Changes and Error Corrections’ , the change in life has been accounted for as a change in estimate on a prospective basis from April 1, 2006. For the three months ended June 30, 2006, this change in accounting estimate reduced the net loss by $422 and net loss per share by $0.01.

Software Development Costs.  For the three- and six-months ended June 30, 2006, we capitalized $377 and $877 of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized as software development costs in the accompanying unaudited Consolidated Financial Statements and will be amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software, which is part of our continuing operations. We capitalized $1,237 related to this software used in our continuing operations for the three- and six- months ended June 30, 2005.

We believe that these capitalized costs will be recoverable from future gross profits generated by these products. Prior to the second quarter of 2005, our estimates did not sufficiently demonstrate future realizability of our software development costs expended on such products; and accordingly, all such costs were expensed as incurred.

Stock-Based Compensation.  We have two stock-based employee compensation plans: our Fourth Amended and Restated 1997 Stock Incentive Plan (the “Stock Incentive Plan”) and our Employee Stock Purchase Plan (the “ESPP”). We have also previously issued restricted stock to directors and certain key executives as described in Note 2. Beginning January 1, 2006, we record compensation expense for all stock-based compensation plans using the fair value method prescribed by Financial Accounting Standards Board (FASB) Statement No. 123, Share Based Payment, as revised (SFAS 123(R)). Our adoption of SFAS 123(R) is discussed in Note 2.

As a result of implementation of SFAS 123(R), our non-cash stock compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense in our continuing operations as well as discontinued operations as detailed in Note 2. Non-cash stock compensation expense for prior periods has been reclassified to conform to the current year presentation reflecting our adoption of SFAS 123(R).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Basic weighted average common shares outstanding	39,313	37,725	39,200	38,611
Dilutive common shares outstanding	1,023	—	631	—

Diluted weighted average common shares outstanding used in the calculation of diluted income/(loss)	40,336	38,725	39,831	38,611

Recent Accounting Pronouncements.  In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

2.	Stock-Based Compensation

We have two stock-based employee compensation plans, the Stock Incentive Plan and the ESPP. Prior to January 1, 2006, we recorded compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related Interpretations. Under APB 25, compensation expense was recorded over the vesting period only to the extent that the fair value of the underlying stock on the date of award’s grant exceeded the exercise price of the award. Consistent with the requirements of FASB Statement No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure, we provided pro forma disclosure as if the fair value method defined by SFAS 123(R) had been applied to stock based compensation prior to January 1, 2006.

Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective method. Accordingly, we have not restated prior period results. Under this transition method, stock based compensation for the three- and six-months ended June 30, 2006 includes expense for all awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R). Stock based compensation expense for all awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with SFAS 123(R). Consistent with the requirements of SFAS 123(R), we recognized compensation expense net of estimated forfeitures, so that we have recognized expense for those shares expected to vest over their requisite service period, which is generally the vesting period of 5 years. We estimated the rate of forfeitures based on historical experience from the previous 5 years.

The ESPP gives our employees an opportunity to purchase shares of our Class A Common Stock at a discount of 15% of the fair market value. The discount of 15% is calculated based on the average daily share price on either the first or the last day of each quarterly enrollment period, whichever date is more favorable to the employee. As a result of implementing SFAS 123(R), we recognized compensation expense for the difference between the cash proceeds received from the employees under the ESPP and the fair market value of the shares on the date of grant.

We also recognize non-cash stock compensation expense for restricted stock issued to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. The fair value of the restricted stock at issuance is being amortized using the straight-line method over the period during which the restrictions expire. We had approximately 336,000 shares of restricted stock outstanding as of December 31, 2005, of which the restrictions expired on approximately 328,000 shares during the first two quarters of 2006. The remaining 8,000 shares remained outstanding as of June 30, 2006 and restrictions will expire on them through June 2007. In addition the board of directors approved an additional grant of approximately 22,000 shares which will vest over the next twelve months. We expect to record future stock compensation expense of $53 as a result of these restricted stock grants that will be recognized over the remaining vesting periods for the shares.

For the six-months ended June 30, 2006, the adoption of SFAS 123(R) resulted in additional non-cash expense of $1,512 for our continuing operations that would not have been recognized under APB No. 25. In addition, the adoption of SFAS 123(R) also resulted in additional non-cash expense of $265 for our discontinued operations for the six-months ended June 30, 2006, that would not have been recognized under APB No. 25. As a result of implementation of SFAS 123(R), a portion of our non-cash stock compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense. Non-cash stock compensation expense for prior periods has been

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

reclassified to conform to the current year presentation. The material components of our stock compensation expense are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Continuing operations:
Stock options granted at fair value	$839	$—	$1,485	$—
Restricted stock	60	145	215	290
Employee stock purchase plan	17	—	27	—
Options granted at less than fair value prior to our initial public offering	—	62	—	122

Total stock compensation expense included in continuing operations	$916	$207	$1,727	$412

Discontinued operations:
Stock options granted at fair value	$150	$—	$265	$—

Total stock compensation expense included in discontinued operations	$150	$—	$265	$—

Non-cash stock compensation included in our continuing operations in the accompanying Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,
	2006			2005
	Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$233	$161	$394	$4	$3	$7
Direct cost of systems	31	17	48	—	—	—

Total stock compensation included in direct costs of revenue	$264	$178	$442	$4	$3	$7

	Six Months Ended June 30,
	2006			2005
	Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$425	$294	$719	$13	$3	$16
Direct cost of systems	56	32	88	—	—	—

Total stock compensation included in direct costs of revenue	$481	$326	$807	$13	$3	$16

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Stock compensation included in operating expenses:
Research and development expense	$179	$11	$273	$11
Sales and marketing expense	99	8	168	17
General and administrative expense	196	181	480	368

Total stock compensation included in operating expenses	$474	$200	$921	$396

A summary of our stock option activity and related information for the six-months ended June 30, 2006 is as follows:

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price

Outstanding, beginning of year	9,974	$3.86
Granted	2,640	$2.40
Exercised	(105)	$1.66
Forfeited	(453)	$3.60

Outstanding, at June 30, 2006	12,056	$3.57

Exercisable, at June 30, 2006	6,896	$4.29

Estimated weighted-average grant- date fair value of options granted during the period	$2.40

Weighted-average remaining contractual life of options outstanding at end of period	7.45 years

Exercise prices for options outstanding at June 30, 2006 ranged from $0.01 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
	Options	Exercise Prices of	Life of Options	Options	Exercise Prices of
Exercise Prices	Outstanding	Options Outstanding	Outstanding (Years)	Exercisable	Options Exercisable

$ 0.01 - $ 2.61	5,772	$2.28	8.40	1,676	$2.01
$ 2.61 - $ 5.21	3,789	$3.36	6.24	2,727	$3.34
$ 5.21 - $ 7.82	2,439	$6.76	7.12	2,437	$6.76
$ 7.82 - $10.42	25	$8.33	6.97	25	$8.33
$10.42 - $26.05	31	$14.07	4.07	31	$4.07

As of June 30, 2006, we estimate that we will recognize $4,771 in expense for outstanding, unvested options over their weighted average remaining vesting period of 4.08 years, of which we estimate $1,588 will be recognized during the remainder of 2006.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three- and six-months ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss, as reported	$(4,038)	$(6,125)
Add: Stock-based employee compensation expense included in reported net loss	207	412
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(942)	(2,304)

Pro forma net loss	$(4,773)	$(8,017)
Loss per common share:
Basic and diluted — as reported	$(0.10)	$(0.16)

Basic and diluted — pro forma	$(0.12)	$(0.21)

Weighted average shares outstanding:
Basic and diluted — as reported and pro forma	38,725	38,611

In using the Black-Scholes model to calculate the fair value of our stock options, our assumptions were as follows:

	Six Months
	Ended
	June 30,
	2006	2005

Expected life (in years)	5.5	5.5
Risk-free interest rate (%)	4.85%	3.35%
Volatility (%)	101%	109%
Dividend yield (%)	0%	0%

3.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $197 and $361 during the three- and six-months ended June 30, 2006, respectively. We acquired $444 and $1,694 of property under capital leases during the three- and six-months ended June 30, 2005, respectively.

Interest paid totaled $138 and $474 during the three- and six-months ended June 30, 2006, respectively. We paid $127 and $360 in interest for the three- and six-months ended June 30, 2005, respectively

4.	Enterprise Assets-Discontinued Operations

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Enterprise assets provide wireless data solutions, uniting messaging, synchronization, and web technologies. These solutions include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers. It is a seller of BlackBerry® services and provides real-time financial market data to wireless device users under annual subscriber contracts in the U.S. and Europe.

Enterprise assets and liabilities classified as discontinued operations in the accompanying Consolidated Balance Sheets are as follows:

	June 30,	December 31,
	2006	2005

Assets:
Accounts receivable, net	$4,986	$3,263
Unbilled receivables	17	260
Inventory	907	558
Other current assets	2,530	1,225
Property and equipment, net of accumulated depreciation	2,536	1,863
Software development costs, net of accumulated amortization	533	533
Acquired intangible assets, net of accumulated amortization	2,516	2,516
Goodwill	12,633	12,633
Other assets	40	40

Assets of discontinued operations	26,698	22,891

Liabilities:
Accounts payable and accrued expenses	7,602	4,514
Accrued payroll and related liabilities	789	844
Deferred revenue	2,321	1,361

Liabilities of discontinued operations	10,712	6,719

Net assets of discontinued operations	$15,986	$16,172

Intangible assets consisted of the following at both June 30, 2006 and December 31, 2005:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Acquired intangible assets:
Customer Contracts	$4,519	$3,043	$1,476
Customer Lists	2,165	1,458	707
Trademarks	630	297	333
Software development costs, including acquired technology	844	311	533

Total	$8,158	$5,109	$3,049

All assets of discontinued operations are classified as current in the accompanying consolidated balance sheets, as management expects to complete the sale of these assets for cash by December 31, 2006.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Summarized results of operations for the Enterprise assets included as discontinued operations in the accompanying Consolidated Statement of Operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Services revenue	$4,187	$6,098	$8,111	$13,072
Systems revenue	2,162	554	2,827	1,803

Total revenue	6,349	6,652	10,938	14,875

Services gross profit	901	2,194	1,879	4,367
Systems gross profit/ (loss)	20	(341)	(111)	(503)

Total gross profit	921	1,853	1,768	3,864

Research and development, sales, marketing, and general and administrative expenses	3,235	2,815	6,136	5,386
Depreciation and amortization	—	760	—	1,712

Loss from discontinued operations	$(2,314)	$(1,722)	$(4,368)	$(3,234)

In accordance with Statement No. 144, depreciation and amortization of the long-lived Enterprise assets were not recorded for the three- or six-month periods ended June 30, 2006, as the Enterprise assets were classified as held for sale beginning December, 2005, and their value is expected to be recovered through the sale of those assets as opposed to future operations. Depreciation and amortization recorded for the Enterprise assets during the three- and six-months ended June 30, 2005 were $760 and $1,712, respectively.

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

Our Commercial Applications segment products and services enable wireless carriers to deliver short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. The segment also provides E9-1-1 services, commercial location-based services, inter-carrier

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

text message distribution services, and carrier technology on a hosted, or service bureau, basis. We also earn subscriber revenue through wireless applications including our Rand McNallytm Traffic and StreetFinder tm applications.

Our Government segment provides communication systems integration, information technology services, and software systems and services to the U.S. Department of Defense and other government customers. We also own, operate, and contract with customers for use of secure satellite teleport facilities, resell access to satellite airtime (known as space segment), and design, furnish, install and operate data network communication systems, including our SwiftLink® deployable communication systems.

Management evaluates segment performance based on gross profit. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.

The following table sets forth results for our reportable segments for the three- and six-months ended June 30, 2006 and 2005, respectively. All revenues reported below are from external customers. Prior year amounts have been restated based upon the classification of our Enterprise assets as discontinued operations in 2005 (see Note 4). A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Three Months Ended June 30,
	2006			2005
	Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total

Revenue
Services	$15,535	$7,107	$22,642	$12,763	$4,789	$17,552
Systems	3,764	5,537	9,301	1,789	2,063	3,852

Total revenue	19,299	12,644	31,943	14,552	6,852	21,404

Operating costs and expenses
Direct cost of services[1]	8,277	5,302	13,579	6,082	2,931	9,013
Direct cost of systems[1]	873	3,251	4,124	1,048	1,520	2,568

Total direct costs	9,150	8,553	17,703	7,130	4,451	11,581

Gross profit
Services gross profit	7,258	1,805	9,063	6,681	1,858	8,539
Systems gross profit	2,891	2,286	5,177	741	543	1,284

Total gross profit	$10,149	$4,091	$14,240	$7,422	$2,401	$9,823

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Six Months Ended June 30,
	2006			2005
	Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total

Revenue
Services	$30,684	$13,902	$44,586	$25,133	$9,266	$34,399
Systems	7,230	11,813	19,043	6,521	5,340	11,861

Total revenue	37,914	25,715	63,629	31,654	14,606	46,260

Operating costs and expenses
Direct cost of services[1]	16,474	10,279	26,753	12,000	5,552	17,552
Direct cost of systems[1]	1,762	7,312	9,074	2,183	3,917	6,100

Total direct costs	18,236	17,591	35,827	14,183	9,469	23,652

Gross profit
Services gross profit	14,210	3,623	17,833	13,133	3,714	16,847
Systems gross profit	5,468	4,501	9,969	4,338	1,423	5,761

Total gross profit	$19,678	$8,124	$27,802	$17,471	$5,137	$22,608

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Total segment gross profit	$14,240	$9,823	$27,802	$22,608
Research and development expense[1]	(3,477)	(3,162)	(6,409)	(7,464)
Sales and marketing expense[1]	(3,140)	(2,744)	(6,188)	(5,599)
General and administrative expense[1]	(4,149)	(3,759)	(8,376)	(7,532)
Depreciation and amortization of property and equipment	(1,857)	(2,019)	(4,302)	(4,054)
Amortization of acquired intangible assets	(37)	(37)	(74)	(74)
Interest expense	(890)	(215)	(1,449)	(532)
Other income/(expense), net	69	(203)	97	(244)

Income/(loss) from continuing operations	759	(2,316)	1,101	(2,891)
Loss from discontinued operations[1]	(2,314)	(1,722)	(4,368)	(3,234)

Net loss	$(1,555)	$(4,038)	$(3,267)	$(6,125)

[1]	includes non-cash stock compensation expense as detailed in Note 2

7.	Inventory

Inventory consisted of the following:

	June 30,	Dec. 31,
	2006	2005

Component parts	$3,287	$1,934
Finished goods	875	1,263

Total inventory at period end	$4,162	$3,197

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Acquired Intangible Assets and Capitalized Software Development Costs

Our acquired intangible assets and capitalized software development costs of our continuing operations consisted of the following:

	June 30, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Lists	$606	$232	$374	$606	$174	$432
Trademarks & Patents	612	56	556	612	40	572
Software development costs, including acquired technology	6,679	2,552	4,127	5,815	1,990	3,825

Total	$7,897	$2,840	$5,057	$7,033	$2,204	$4,829

Estimated future amortization expense:
Six-months ending December 31, 2006			$926
Year ending December 31, 2007			$1,603
Year ending December 31, 2008			$1,078
Year ending December 31, 2009			$1,006
Year ending December 31, 2010			$444

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

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total Revenue For the		% of Total Revenue For the
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Customer	Segment	2006	2005	2006	2005

Federal Agencies	Government	29%	18%	30%	19%
Verizon Wireless, including indirect sales	Commercial Applications	22%	18%	22%	16%
Cingular Wireless	Commercial Applications	Less than 10%	11%	Less than 10%	10%

		As of June 30, 2006
		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

Federal Agencies	Government	34%	46%
Customer A	Commercial Applications	Less than 10%	16%
Customer B	Commercial Applications	14%	Less than 10%
Customer C	Commercial Applications	10%	Less than 10%

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Line of Credit

We have a $22,000 line of credit agreement with our principal bank through September 2008, against which there were zero borrowings at June 30, 2006. The borrowing rate at June 30, 2006 was 9.5% per annum. Borrowings at any time are limited based mainly on accounts receivable levels and a working capital ratio, each as defined in the line of credit agreement. Borrowings are also limited by the amount of letters of credit outstanding ($2,957 at June 30, 2006.)

Our line of credit contains covenants requiring us to maintain at least $5,000 in cash (measured monthly) as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth as described below. Pursuant to covenants contained in our line of credit agreement, we obtained approval for the proposed sale of the Enterprise assets discussed in Note 4. As of June 30, 2006, we were in compliance with all of the covenants related to our line of credit.

Our line of credit agreement contains a tangible net worth covenant which we are required to meet on a monthly basis. In March, 2006, the bank amended our bank line of credit agreement, reducing the minimum tangible net worth requirement (as defined in the bank credit agreement) from $29,500 to $23,500 until March 31, 2007. The minimum tangible net worth amount per the line of credit agreement is adjusted upward for income, subordinated debt and equity raised and proceeds from sale of Enterprise assets. The bank credit agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the bank credit agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement. We believe that the Company will continue to comply with its restrictive covenants. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable.

As of June 30, 2006 and December 31, 2005, we had borrowed zero and $8,000, respectively, under the line of credit and there was approximately $417 and $833, respectively, outstanding under the terms of an equipment loan. At June 30, 2006, there were no other amounts outstanding under the line and we had approximately $8,230 of unused availability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (b) that we expect to realize approximately $37.6 million of backlog in the balance of this year and $57.4 million of backlog in the next twelve months, (c) that we believe our location-based software is positioned for early adoption by carriers, (d) regarding our belief that we will be able to comply with the restrictive covenants of our credit agreements; (e) that we expect to complete the sale of the Enterprise division by the end of 2006, and (f) that we believe that capitalized software development costs will be recoverable from future gross profits. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach and sustain profitability, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) expand our sales and business offerings in the wireless communications industry, (vi) develop software without any errors or defects, (vii) have sufficient capital resources to fund the company’s operations, (viii) protect our intellectual property rights, (ix) implement our sales and marketing strategy, and (x) successfully integrate the assets and personnel obtained in our acquisitions. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

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

Effective April 1, 2006, we extended our estimate of the useful life of the computer hardware and software used in our Service Bureau, (which is depreciated on a straight-line basis) from three to four years. This change in estimate resulted from our evaluation of the life cycles of our computer hardware and software used in the Service Bureau and our conclusion that these assets consistently have a longer life than previously estimated. We believe the change in estimate more accurately reflects the productive life of these assets. In accordance with SFAS No. 154, the change in life has been accounted for as a change in accounting estimate on a prospective basis from April 1, 2006.

As a result of the change in the estimated life of these assets and the associated reduction in depreciation expense, our net loss from combined continuing and discontinued operations for the quarter ended June 30, 2006 was $0.4 million less, and net loss per diluted share for the quarter ended June 30, 2006 was $0.01 lower than they would have been if three year asset lives rather than four-year asset lives had been used for the quarter ended June 30, 2006.

We have identified our most critical accounting policies to be those related to revenue recognition for our software and other contracts with multiple elements, revenue recognition for our contracts accounted for using the percentage-of-completion and proportional performance methods, capitalized software development costs, acquired intangible assets, goodwill impairment, stock compensation expense, and income taxes. We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

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

As a result of slower-than-anticipated market adoption of key technologies related to the Enterprise assets and management’s strategic decision to focus on our core technologies, we have committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. in 2004. The plan was approved by our Board of Directors in December 2005, and we engaged an investment banker that is actively marketing the Enterprise assets. We expect to complete the sale of these assets by the end of 2006, however, there can be no assurance that we will be able to sell these assets on terms acceptable to us or at all. Accordingly, the assets, liabilities, and results of operations for the Enterprise assets have been stated separately for all periods in this Form 10-Q. The results of the Enterprise operations have been recorded in our Consolidated Statement of Operations as “Loss from discontinued operations” and the Enterprise assets have been recorded on our Consolidated Balance Sheets as “Current assets of discontinued operations,” and “Current liabilities of discontinued operations.” Despite its characterization for accounting purposes as “discontinued operations,” the Enterprise assets will continue to be a part of our business until it is sold.

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

Gross profit represents revenue minus direct cost of revenue. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, non-cash stock compensation, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of systems revenue from our Commercial Applications segment.

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

SwiftLink® and Xypoint® are trademarks or service marks of TeleCommunication Systems, Inc. This Quarterly Report on Form 10-Q also contains trademarks, trade names and service marks of other companies that are the property of their respective owners.

Results of Operations

Recent Developments:

Certain prior period amounts have been reclassified to confirm to the current year presentation, including the classification of our Enterprise assets as discontinued operations, as discussed in Note 4 to our unaudited financial statements. Revenues and direct costs of revenues previously reported separately under the headings “hosted, subscriber and maintenance” and “services” have been combined into services for the current presentation.

Prior to January 1, 2006, we recorded stock-based compensation expense only to the extent that the fair value of the equity award on the date of grant exceeded the exercise price of the award. Effective January 1, 2006, we adopted the Financial Accounting Standards Board (FASB) Statement No. 123(R), Share Based Payment, and consequently have begun to recognize expense for all outstanding and unvested equity awards over their respective vesting periods. In accordance with the modified prospective method of implementation, we have not restated prior periods. See Note 2 to our unaudited Consolidated Financial Statements presented as Part I in this Quarterly Report on Form 10-Q for more information regarding our implementation of Statement No. 123(R).

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments. For information regarding the results of the Enterprise assets, see Discontinued Operations — Enterprise assets below.

Commercial Applications Segment:

	Three Months				Six Months
	Ended June 30,		2006 vs. 2005		Ended June 30,		2006 vs. 2005
($ in millions)	2006	2005	$	%	2006	2005	$	%

Services revenue	$15.5	$12.8	$2.7	21%	$30.7	$25.1	$5.6	22%
Systems revenue	3.8	1.8	2.0	111%	7.2	6.5	0.7	11%

Commercial Applications segment revenue	19.3	14.6	4.7	32%	37.9	31.7	6.3	20%

Direct cost of services revenue	8.3	6.1	2.2	36%	16.5	12.0	4.5	38%
Direct cost of systems revenue	0.9	1.0	(0.1)	(10)%	1.8	2.2	(0.4)	(18)%

Commercial Applications segment cost of revenue	9.2	7.1	2.1	30%	18.3	14.2	4.1	28%

Services gross profit	7.2	6.7	.5	7%	14.2	13.1	1.1	8%
% of revenue	46%	52%			46%	52%
Systems gross profit	2.9	0.7	2.2	NM	5.5	4.3	1.2	28%

% of revenue	76%	39%			76%	66%
Commercial Applications segment gross profit	$10.1	$7.4	$2.7	36%	$19.7	$17.5	$2.2	13%

% of revenue	52%	51%			52%	55%

[1] See discussion of the allocation of non-cash stock compensation expense in Note 2 to the accompanying unaudited consolidated financial statements.

[2]See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements (NM = Not meaningful)

Commercial Applications Services Revenue, Cost of Revenue, and Gross Profit:

Overall commercial application services revenue increased 21% and 22%, respectively, for the three-and six-months ended June 30, 2006 versus the comparable periods of 2005.

Our hosted offerings mainly include our Wireless E9-1-1, Voice over Internet Protocol (VoIP) E9-1-1 service, hosted Position Determining Entity (PDE), and hosted Location Based Service (HLBS) applications. Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. Service fees are priced based on units served during the period, such as the number of customer cell sites served, the number of connections to Public Service Answering Points (PSAPs), or the number of customer subscribers served. In the three- and six-months ended June 30, 2006, increased deployments of PSAPs for our VoIP and E9-1-1 services continued to increase the number of billable units served. In addition, we increased revenue from our VoIP, HLBS, and PDE recurring services primarily due to new service contracts signed since mid-2005. These increases were partly offset by decreases in the average fee received per unit under pricing arrangements with some customers. Subscriber revenue is generated by wireless subscriber client software applications such as Rand McNallytm Traffic. Subscriber revenues remained relatively constant between the three- and six-month periods ended June 30, 2006 and 2005, respectively. Maintenance fees on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.

The direct cost of commercial services revenue consists primarily of network access, data feed and circuit costs, compensation and benefits, equipment and software maintenance. Beginning in 2006 as a result of the implementation of SFAS 123(R), a portion of our non-cash stock compensation expense has been allocated to direct cost of revenue. For the three-months ended June 30, 2006, the direct cost of service revenue increased 36%, including $0.2 million of non-cash stock compensation expense. Similarly, the direct cost of hosted, subscriber and maintenance revenue increased 37%, including $0.4 million of non-cash stock compensation expense, for the six months ended June 30, 2006. We incurred increased labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for VoIP. As noted above, our VoIP, PDE, and HLBS services revenues increased in 2006 compared to the prior year, and we incurred increased hardware and maintenance costs associated with providing these services. Our total circuit and data access costs increased as a result of the increased number of cell sites, subscribers and PSAPs served. Our facilities costs also increased related to renovations and enhancements to our principal network operations center. For the three- and six-months ended June 30, 2006, the cost of circuit and other data access costs accounted for approximately 13% and 12%, respectively, of total direct costs of service revenues. Such costs comprised approximately 17% of the total direct costs of our commercial service revenues for both the three- and six-months ended June 30, 2005. The direct costs of maintenance revenue consist primarily of compensation and benefits.

Gross profit was approximately 46% and 52% of commercial services revenue for the three-months ended June 30, 2006 and 2005, respectively. Gross profit for the six months ended June 30, 2006 versus 2005 declined from 52% to 46%. For both comparative periods, the average gross profit declined as a percent of revenue as a result of decreases in the average hosted services fees received per unit under pricing arrangements with some customers, the change in the revenue mix of our hosted offerings, and the inclusion of non-cash stock compensation expense in cost of revenue in 2006.

Commercial Application Systems Revenue, Cost of Revenue, and Gross Profit:

Commercial application systems revenue was 111% and 11% higher, respectively, for the three- and six-month periods ended June 30, 2006 versus the comparable period of 2005. These revenues included large carrier purchases on licensed software capacity in the first and second quarters of 2006, and in the first but not second quarter of 2005.

We sell communications systems incorporating our proprietary software for enhanced services to wireless carriers. We design our licensed software to ensure that it is compliant with industry standards, notably including the GSM/UMTS standards for location-based wireless services that were established in 2005, and, as such, we believe our location based software is positioned for early adoption by carriers.

Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. Systems revenues typically contain multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. We recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered the software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs or labor hours incurred compared to estimated total labor hours for contracts that have a significant component of third-party materials costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Software license fees billed and not recognized as revenue are included in deferred revenue.

The direct cost of our systems consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. There is no significant direct cost associated with customer purchases of licensed capacity. During 2006, direct costs of systems included $0.3 million of amortization of software development costs in each period, in the three- and six-months ended June 30, 2006. In the three- and six-months ended June 30, 2005, the composition of the direct cost of our systems was comparable except for $0.2 million and $0.4 million, respectively, of amortization of software development costs.

Our commercial application systems gross profit was $2.9 million and $5.5 million, respectively, in the three- and six-month periods ended June 30, 2006 versus $0.7 million and $4.3 million, respectively, in the three- and six-months ended June 30, 2005. The increase in gross profit is due to the increases in sale of licenses for software capacity in 2006. Gross profit from systems as a percentage of revenue as shown in the table above reflects higher margin sales of licenses for software capacity in the first quarter of both 2005 and 2006, and in the second quarter of 2006, but not in the second quarter of 2005.

Government Segment:

	Three Months				Six Months
	Ended June 30,		2006 vs. 2005		Ended June 30,		2006 vs. 2005
($ in millions)	2006	2005	$	%	2006	2005	$	%

Services revenue	$7.1	$4.8	$2.3	48%	$13.9	$9.3	$4.6	49%
Systems revenue	5.5	2.1	3.4	NM	11.8	5.3	6.5	123%

Government segment revenue	12.6	6.9	5.7	83%	25.7	14.6	11.1	76%

Direct cost of services revenue	5.3	2.9	2.4	83%	10.3	5.6	4.7	84%
Direct cost of systems revenue	3.2	1.5	1.7	113%	7.3	3.9	3.4	87%

Government segment cost of revenue	8.5	4.5	4.0	89%	17.6	9.5	8.1	85%

Services gross profit	1.8	1.9	(0.1)	(5)%	3.6	3.7	(0.1)	NM
% of revenue	25%	40%			26%	40%
Systems gross profit	2.3	0.5	1.8	NM	4.5	1.4	3.1	NM

% of revenue	42%	24%			38%	26%
Government segment gross profit	$4.1	$2.4	$1.7	71%	$8.1	$5.1	$3.0	59%

% of revenue	32%	35%			32%	35%

[1] See discussion of the allocation of non-cash stock compensation expense in Note 2 to the accompanying unaudited consolidated financial statements

[2] See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

Generally, we provide Government products and services under long-term contracts. We recognize contract revenue as billable costs are incurred and for fixed-price product delivery contracts using the percentage-of-completion method or proportional performance method, measured by either total labor hours or total costs incurred compared to total estimated labor hours or costs. We recognize estimated losses on contracts in their entirety upon discovery. If we have not accurately estimated total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Costs, including allocated indirect expenses, under some of our contracts with the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency (DCAA). Since the company’s 1987 inception, no significant adjustment has resulted from a DCAA audit. We record revenue under Government contracts at estimated net realizable amounts.

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenues increased to $7.1 million for the three-months ended June 30, 2006 from $4.8 million for the second quarter of 2005, and increased to $13.9 million for the six-months ended June 30, 2006 from $9.3 million for the comparable period of 2005. The increases were a result of both new and expanded-scope contracts resulting from increased sales emphasis on year-long and multi-year service contracts during the past two and a half years, and recognition by our company in the federal market as a leader in secure communications using commercial satellites.

Government services revenue primarily consists of communications engineering, program management, help desk outsource, network design and management for government agencies. Our Government segment also operates teleport facilities for data connectivity via satellite to and from North and South America, as well as Africa and Europe. Most such services are delivered under time and materials contracts. For fixed-price service contracts, we recognize revenue using the proportional performance method. We recognize estimated losses on contracts in their entirety upon discovery. If we do not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. We also offer basic and extended maintenance contracts on our systems. These maintenance fees are collected in advance and recognized ratably over the maintenance period. The direct costs of maintenance revenue consist primarily of compensation and benefits.

Direct cost of government service revenue consists of compensation, benefits and travel incurred in delivering these services, and these costs increased as a result of the increased sales volume in 2006. Beginning in 2006, as a result of the implementation of Statement No. 123(R), a portion of our non-cash stock compensation expense has been allocated to direct cost of revenue. Approximately $0.2 million and $0.3 million, respectively, of non-cash stock compensation expense was allocated to the direct cost of Government services revenue for the three- and six-months ended June 30, 2006.

Our gross profit from government services was $1.8 million in the three-months ended June 30, 2006 compared to $1.9 million in the same period of 2005. Gross profit was $3.6 million in the six-months ended June 30, 2006 versus $3.7 million in 2005. Gross profit as a percentage of revenue was lower for both the three- and six-months ended June 30, 2006 compared to the same period in 2005 as a result of lower pricing on the renewal of several key contracts during the second half of 2005 and the inclusion of a portion of our non-cash stock compensation expense in 2006, as discussed in the previous paragraph.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

Government system sales increased to $5.5 million and $11.8 million, respectively, for the three- and six-month periods ended June 30, 2006 from $2.1 million and $5.3 million, respectively, in the comparable periods of 2005. We made several large systems sales and introduced several new products in our deployable communications system product line that generated additional sales volume in 2006 as compared to 2005.

We generate Government systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily our SwiftLink® brand lightweight, secure, deployable satellite-based communications systems, and integration of those systems into customer networks. Our principal government systems sales are to units of the U.S. Departments of State, Justice, and Defense and other agencies.

The cost of our government systems revenue consists of purchased system components, compensation, benefits, travel, satellite airtime, and the costs of third-party contractors that we engage. These equipment and third-party costs are variable for our various types of products, and margins fluctuate between periods based on the respective product mixes.

Our government systems gross profit increased to $2.3 million and $4.5 million, respectively, in the three- and six-months ended June 30, 2006 from $0.5 million and $1.4 million, respectively, in the comparable periods of 2005 mainly as a result of higher systems sales volume.

Major Customers

For the three- and six-month periods ended June 30, 2006, customers that accounted for 10% or more of total revenue were Verizon Wireless, Cingular Wireless, and various U.S. Government agencies. The loss of any of these customers would have a material adverse impact on our business. Verizon Wireless and Cingular Wireless are customers of our Commercial Applications segment, and the various U.S. government agencies are customers of our Government segment.

Revenue Backlog

As of June 30, 2006 and 2005, we had unfilled orders, or backlog, as follows:

	June 30,
($ in millions)	2006	2005

Commercial Applications segment	$58.9	$71.2
Government segment	44.9	33.5

Total backlog	$103.8	$104.7

Expected to be realized during the current fiscal year	$37.6	$33.2

Expected to be realized within 12 months	$57.4	$51.3

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

Operating Expenses

Research and development expense:

	Three Months				Six Months
	Ended June 30,		2006 vs. 2005		Ended June 30,		2006 vs. 2005
($ in millions)	2006	2005	$	%	2006	2005	$	%

Research and development expense	$3.5	$3.2	$0.3	0.9%	$6.4	$7.5	$(1.1)	(15)%
% of total revenue	11%	15%			10%	16%

Research and development expenses increased for the three-month period ended June 30, 2006 versus the comparable period of 2005 as the result of capitalizing $1.2 million of location technology costs in the second quarter of 2005. For the six-months ended June 30, 2006 research and development expenses decreased compared to the same period in 2005 due to directing increased time and resources to customized client projects and differences in the use of our developer’s time and resources during 2006.

Our research and development expense consists primarily of compensation, benefits, travel costs, and a proportionate share of facilities and corporate overhead. The costs of developing software products are expensed prior to establishing technological feasibility. Technological feasibility is established for our software products when a detailed program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products, including software hosted in our network operations center. We expense such costs as they are incurred unless technological feasibility has been reached and we believe that the capitalized costs will be recoverable, at which time we capitalize costs.

The expenses we incurred primarily relate to software applications which are being marketed to new and existing customers on a global basis. Throughout the three- and six-months ended June 30, 2006 and 2005, research and development was focused on cellular and hosted location-based applications, and on E 9-1-1 service technology.

For the three- and six month periods ended June 30, 2006, we capitalized $0.4 million and $0.9 million, respectively, of research and development costs for certain software projects in accordance with the above policy. We capitalized $1.2 million of research and development costs in the three- and six-months ended June 30, 2005. The capitalized costs relate to our location-based software in both 2006 and 2005. These costs will be amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, not longer than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. We believe that these capitalized costs will be recoverable from future gross profits generated by these products. Prior to the second quarter of 2005, our estimates with regard to location-based service technology did not sufficiently demonstrate future realizability of our software development costs expended on such products; and accordingly, all such costs were expensed as incurred.

Sales and marketing expense:

	Three Months				Six Months
	Ended June 30,		2006 vs. 2005		Ended June 30,		2006 vs. 2005
($ in millions)	2006	2005	$	%	2006	2005	$	%

Sales and marketing expense	$3.1	$2.7	$0.4	15%	$6.2	$5.6	$0.6	11%
% of total revenue	10%	13%			10%	12%

Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to the U.S. Government primarily through direct sales professionals. Sales and marketing costs remained substantially unchanged for all of the periods presented, with the exception of the allocation of $0.1 million and $0.2 million, respectively, of non-cash stock compensation expense to sales and marketing expense in the three- and six-months ended June 30, 2006. These expenses have declined as a percentage of total revenue.

General and administrative expense:

	Three Months				Six Months
	Ended June 30,		2006 vs. 2005		Ended June 30,		2006 vs. 2005
($ in millions)	2006	2005	$	%	2006	2005	$	%

General and administrative expense	$4.1	$3.8	$0.4	11%	$8.4	$7.5	$0.9	12%
% of total revenue	13%	18%			13%	16%

General and administrative expense consists primarily of costs associated with management, finance, legal, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. General and administrative expenses also included $0.2 million of non-cash stock compensation expense for both three-month periods ended June 30, 2006 and 2005, respectively, and $0.5 million and $0.4 million, respectively, for the six-month periods ended June 30, 2006 and 2005 as a result of the implementation of Statement No. 123(R). While G&A has decreased as a percentage of total revenue, the increase in 2006 spending was due to increased legal fees, the timing of indirect expenses, and an increase in our allowance for doubtful receivables.

Depreciation and amortization of property and equipment:

	Three Months				Six Months
	Ended June 30,		2006 vs. 2005		Ended June 30,		2006 vs. 2005
($ in millions)	2006	2005	$	%	2006	2005	$	%

Depreciation and amortization of property and equipment	$1.9	$2.0	$(0.1)	(5)%	$4.3	$4.1	$0.2	5%
Average gross cost of property and equipment during the period	$50.8	$45.1			$50.4	$45.8

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of an asset generally ranges from five years for furniture, fixtures, and leasehold improvements to three years for most other types of assets including computers, software, telephone equipment and vehicles. Expense generally increases year-over-year as a result of cumulative capital expenditures made over time. Our depreciable asset base has increased as a result of capital projects, including enhancements to and the consolidation of facilities for our network operations center for our service bureau, equipment in our network operations center related to our new hosted service offerings, development costs for computer software for internal use, and a company-wide computer hardware upgrade. In the second quarter of 2006, this increasing trend was offset by the effect of a review of experience with equipment and software used in our service bureau operations, which led us to adjust their average asset lives from three years to four years. Depreciation expense for the three- and six-months ended June 30, 2006 was consequently about $0.4 million lower than it would have been if three-year asset lives had continued to be used.

Interest expense:

	Three Months				Six Months
	Ended June 30,		2006 vs. 2005		Ended June 30,		2006 vs. 2005
($ in millions)	2006	2005	$	%	2006	2005	$	%

Interest expense incurred on notes payable and line of credit	$0.1	$0.1	$—	NM	$0. 2	$0.2	$—	NM
Interest expense incurred on capital lease obligations	0.1	0.1	—	NM	0.1	0.1	—	NM
Interest expense incurred on convertible subordinated debentures	0.3	—	0.3	NM	0.4	—	0.4	NM
Amortization of deferred financing fees	0.1	—	0.1	NM	0.4	0.2	0.2	NM
Amortization of debt discount	0.3	—	0.3	NM	0.3	—	0.3	NM

Total interest expense	$0.9	$0.2	$0.7	NM	$1.4	$0.5	$0.9	NM

Interest expense is incurred under notes payable, an equipment loan, a line of credit, and capital lease obligations. Interest on our notes payable dating prior to 2006 is primarily at stated interest rates of 7.75% per annum while interest on our equipment loan is at 5.5% per annum and any line of credit borrowing is at variable rates (9.5% per annum as of June 30, 2006).

As described in Note 5 to our unaudited Consolidated Financial Statements presented as Part I in this Quarterly Report on Form 10-Q, on March 10, 2006, we issued and sold $10,000 in principal amount of secured notes due March 10, 2009, which bear cash interest at the rate of 14% per annum, or non-cash interest, in the form of additional notes, at the rate of 16% per annum, at our option (2006 Notes), along with warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share (2006 Warrants).

The amortization of debt discount relates to the issuance of the 2006 Warrants. The value of these warrants was estimated to be $2.9 million, determined using the Black-Scholes option-pricing model, which was recorded as a debt discount and additional paid-in capital. Certain warrants issued in 2004 (2004 Warrants) contain provisions requiring an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of the 2006 Warrants. Consequently, the 2004 Warrants have been adjusted to a purchase price of $2.50 per share and the total number of 2004 Warrants now outstanding has been adjusted to 886,787. The value of these adjustments to the 2004 Warrants was estimated to be $0.6 million using the Black-Scholes option- pricing model, which was recorded as a debt discount and additional paid-in capital. The total debt discount at issuance of $3.5 million is being amortized to interest expense over the three year life of the 2006 Notes, yielding an effective interest rate of 15.2%. There was no comparable expense in 2005.

Deferred financing fees relate to the up-front payment of fees to secure our notes payable and our revolving line of credit facility, which are being amortized over the term of the note or, in the case of the amended line of credit, the life of the facility. The increase in the amortization of the deferred financing fees for the three- and six-months ended June 30, 2006 versus the comparable periods of 2005 is the result of deferred financing fees paid to secure the 2006 Notes.

Our capital lease obligations include interest at various amounts depending on the lease arrangement. Our equipment under capital leases, and the interest under those leases, has remained relatively constant since 2005.

The interest incurred on the 2006 Notes, partially offset by reduced average principal balances on our other notes payable, has caused our total interest expense to be higher in 2006 than it was in 2005.

Other income/(expense), net:

Other income/(expense), net consists primarily of foreign currency translation/transaction gain or loss, which is dependent on international fluctuations in exchange rates. The other components of other income/(expense), net typically remain comparable between periods and are not significant.

Income taxes:

Because we have generated significant net operating losses since 1999, no provision for federal or state income taxes has been made for the three- or six-months ended June 30, 2006 or any portion of 2005. We have recorded a full valuation allowance for deferred tax assets as a result of the uncertainty regarding our ability to fully realize our net operating loss carry-forwards and other deferred tax assets.

Discontinued Operations — Enterprise assets

As of December 31, 2005, upon considering slower-than-anticipated market adoption of key technologies related to the Enterprise assets and management’s strategic decision to focus on our core technologies, we committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. in 2004. The Enterprise assets provide package and vehicle tracking solutions productivity tools, and the ability to capture digital signatures for proof of delivery as well as BlackBerry® services and real-time financial market data to wireless devices.

The following table presents income statement data for the Enterprise operations, currently reported as discontinued operations. Previously, these results were reported as part of the results of our Commercial Applications segment.

	Three Months				Six Months
	Ended June 30,		2006 vs. 2005		Ended June 30,		2006 vs. 2005
($ in millions)	2006	2005	$	%	2006	2005	$	%

Services revenue	$4.2	$6.1	$(1.9)	(31)%	$8.1	$13.1	$(5.0)	(38)%
Systems revenue	2.2	0.6	1.6	266%	2.8	1.8	1.0	56%

Total Enterprise revenue	6.4	6.7	(0.3)	(4)%	10.9	14.9	(4.0)	(27)%

Services gross profit	0.9	2.2	(1.3)	(59)%	1.9	4.4	(2.5)	(57)%
Systems gross profit	—	(0.3)	0.3	NM	(0.1)	(0.5)	0.4	80%

Total Enterprise gross profit	0.9	1.9	(1.0)	(53)%	1.8	3.9	(2.1)	(54)%

Research and development, sales, marketing, and general and administrative expenses	3.2	2.8	0.4	14%	6.2	5.4	0.8	15%
Depreciation and amortization	—	0.8	(0.8)	NM	—	1.7	(1.7)	NM

Loss from discontinued operations	$(2.3)	$(1.7)	$0.6	35%	$(4.4)	$(3.2)	$1.2	38%

Beginning in 2006, as a result of the implementation of SFAS 123(R), a portion of our non-cash stock compensation expense has been allocated to our discontinued operations. Approximately $0.2 million and $0.3 million, respectively, of non-cash stock compensation expense was allocated to these operations for the three- and six-months ended June 30, 2006.

Lower volume and resulting lower gross profit in 2006 from Enterprise sales have resulted from near-term subscriber transitions to next generation networks from data-only and pager networks; new subscriptions to our new technology offerings have been less than churn from old technology networks. Systems revenue and gross profit is more favorable in 2006 due to larger project volume. We have sustained a consistent level of development spending to preserve the business pending sale. In accordance with the relevant accounting literature, we ceased depreciation and amortization of the long-lived enterprise assets when they became classified as discontinued operations in 2005.

Net loss:

	Three Months				Six Months
	Ended June 30,		2006 vs. 2005		Ended June 30,		2006 vs. 2005
($ in millions)	2006	2005	$	%	2006	2005	$	%

Net (loss)/income	$(1.6)	$(4.0)	$2.4	60%	$(3.3)	$(6.1)	$2.8	46%

Net loss decreased for the three- and six-months ended June 30, 2006 versus the comparable periods of 2005 due primarily to increased revenue and gross profit from continuing operations, and other factors discussed above, partially offset by an increased loss from our Enterprise assets and increased interest expense as a result of our March 2006 financing. For the three- and six-months ended June 30, 2006 the net loss was further increased by non-cash stock based compensation expenses compared to a year ago because of the new accounting requirements of SFAS 123(R).

Liquidity and Capital Resources

	Six Months
	Ended
	June 30,		2006 vs. 2005
($ in millions)	2006	2005	$

Net cash and cash equivalents provided by/(used in):
Continuing operations
Income (loss)	$1.1	$(2.9)	$4.0
Non-cash charges	7.3	5.0	2.3
Net changes in working capital	(0.9)	7.8	(8.7)

Operating activities	7.5	9.9	(2.4)
Purchases of property and equipment	(1.1)	(1.5)	0.4
Capitalized software development costs	(0.9)	(1.1)	0.2
Proceeds from new borrowings	11.0	—	11.0
Other financing activities	(11.8)	(6.7)	(5.1)

Cash provided by continuing operations	4.7	0.6	4.1
Discontinued operations
Operating activities	(3.2)	—	(3.2)
Investing activities	(0.5)	(0.8)	0.3

Cash used in discontinued operations	(3.7)	(0.9)	(2.8)
Net increase/(decrease) in cash	$1.0	$(0.3)	$1.3

Days revenues outstanding in accounts receivable including unbilled receivables	71	74

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

We have a $22 million line of credit agreement with our principal bank through September 2008. Borrowings at any time are limited based principally on accounts receivable and inventory levels and a working capital ratio, each as defined in the amended line of credit agreement. Borrowings are also limited by the amount of letters of credit outstanding ($3.0 million at June 30, 2006). The line of credit is secured by substantially all assets of the company, and bears interest at prime plus 1.25% per annum, with a minimum prime rate of 4.25% per annum and a borrowing rate of 9.5% per annum at June 30, 2006. Our line of credit contains covenants requiring us to maintain at least $5,000 in cash (measured monthly) as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth as described below. Pursuant to covenants contained in our line of credit agreement, we obtained approval for the proposed sale of the Enterprise assets discussed in Note 4 to our unaudited consolidated financial statements. As of June 30, 2006, we were in compliance with all of the covenants related to our line of credit. As of June 30, 2006 there were no borrowings under our bank line of credit, representing a reduction from $3.0 million of borrowings at March 31, 2006. There was approximately $0.4 million outstanding under the terms of an equipment loan from the same bank. At June 30, 2006, there were no other amounts outstanding under the line and we had approximately $8.2 million of unused availability.

Our line of credit agreement contains a tangible net worth covenant which we are required to meet on a monthly basis, which is $23.5 million until March 31, 2007, when it will be increased to $29.5 million. The minimum tangible net worth amount per the line of credit agreement is adjusted upward for income, subordinated debt and equity raised and proceeds of any sale of Enterprise assets. The bank credit agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the bank credit agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement. We believe that the Company will continue to comply with its restrictive covenants. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable.

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

We have incurred net losses in recent years, and our monthly cash flows are subject to variability. In order to improve our results of operations and cash flows, we are focusing our efforts on revenue growth, primarily in the hosted and subscriber service lines, which provide for more predictable revenue streams. We have also committed to a plan to sell the Enterprise assets. In the event that our results of operations in 2006 are not adequate to fund ongoing obligations, and/or we are not able to sell the Enterprise assets, we would defer or avoid cash expenditures in other areas, including research and development, capital expenditures and/or administrative costs. We believe that our existing cash resources, including proceeds received from financings which occurred in March 2006, and availability under the bank line of credit, coupled with expected cash from operations, will provide sufficient liquidity for us to continue to meet our obligations for the next twelve months. However, there can be no assurance that cash flows from operations will be sufficient to fund our obligations and, as discussed above, the provisions of our lending documents create the possibility that our financing arrangements may not remain available to us.

Cash generated by the operating activities of continuing operations totaled $7.5 million in the first six months of 2006, including earnings before interest, taxes, depreciation and amortization and a net decrease in working capital. Discontinued operations used $3.0 million (net of exchange rate effects) for operations, and $0.7 million for capital investments during the six month period.

Cash was invested in fixed asset additions and capitalized software development projects totaling $2.0 million for the six months ended June 30. Significant financing activities in the first half included $11 million of new term debt raised in the first quarter, offset by net debt repayments totaling an approximately equal amount.

Off-Balance Sheet Arrangements

As of June 30, 2006, we had standby letters of credit issued on our behalf of approximately $3.0 million, principally pursuant to a contracting requirement for our Government segment’s City of Baltimore services contract.

Contractual Commitments

As of June 30, 2006, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of June 30, 2006 our commitments consisted of the following:

	Within 12	1-3	3-5
($ in millions)	Months	Years	Years	Total

Notes payable	$2.0	$—	$10.0	$12.0
Capital lease obligations	3.1	1.8	—	4.9
Operating leases	3.5	5.0	1.9	10.4

Total contractual commitments	$8.6	$6.8	$11.9	$27.3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2005 Annual Report on Form 10-K.

Foreign Currency Risk

For the three- and six-months ended June 30, 2006, we generated $0.5 million and $1.0 million of revenue, respectively, outside the U.S. A majority of our transactions generated outside the U.S. are denominated in U.S. dollars, and a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of June 30, 2006, we had approximately $0.1 million in accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During 2006, our average receivables subject to foreign currency exchange risk were $0.5 million. We have not had a material balance of unbilled receivables denominated in foreign currency at any point in 2006. We have not recorded material transaction gains or losses on foreign currency denominated receivables for either the three- or six-months ended June 30, 2006.

There have not been any other material changes to our foreign currency risk as described in Item 7A of our 2005 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, and summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2006.

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not subject to any material legal proceedings other than as previously disclosed in “Item 3. Legal Proceedings” in our 2005 Annual Report on form 10-K as described below.

On July 12, 2006, we filed suit in the Eastern District of Virginia against Mobile 365 and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience, issued earlier this year to the Company. We had contacted both parties previously regarding their infringing products and neither sought a license. There has been no legal response to the lawsuit and there can be no assurances to what extent the lawsuit may be successful, if at all. Additionally, we could be subject to counter claims.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the Xth day of August 2006.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé August 9, 2006	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. August 9, 2006	Senior Vice President and Chief Financial Officer (Principal Financial Officer)