Form 10-Q
period 2006-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2006-11-07
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006

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

Shares outstanding
as of September 30,
Title of Each Class	2006

Class A Common Stock, par value $0.01 per share	32,026,254
Class B Common Stock, par value $0.01 per share	7,656,152

Total Common Stock Outstanding	39,682,406

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue
Services	$21,473	$20,028	$66,060	$54,427
Systems	9,337	9,141	28,380	21,002

Total revenue	30,810	29,169	94,440	75,429

Direct costs of revenue
Direct cost of services revenue[1]	12,813	10,660	39,565	28,212
Direct cost of systems revenue, including amortization of software development costs of $369, $156, $931 and $504, respectively[1]	4,423	6,849	13,497	12,949

Total direct cost of revenue	17,236	17,509	53,062	41,161

Services gross profit	8,660	9,368	26,495	26,215
Systems gross profit	4,914	2,292	14,883	8,053

Total gross profit	13,574	11,660	41,378	34,268

Operating costs and expenses
Research and development expense[1]	2,994	3,456	9,403	10,919
Sales and marketing expense[1]	2,787	2,604	8,976	8,204
General and administrative expense[1]	4,275	3,494	12,649	11,025
Depreciation and amortization of property and equipment	1,895	2,133	6,196	6,187
Amortization of acquired intangible assets	37	66	111	140

Total operating costs and expenses	11,988	11,753	37,335	36,475

Income/(loss) from operations	1,586	(93)	4,043	(2,207)
Interest expense	(871)	(249)	(2,317)	(737)
Other income/(expense), net	46	29	137	(259)

Income/(loss) from continuing operations	761	(313)	1,863	(3,203)
Loss from discontinued operations, including write-down of goodwill in 2006[1]	(14,510)	(1,899)	(18,878)	(5,134)
Net loss	$(13,749)	$(2,212)	$(17,015)	$(8,337)

Income/(loss) per share-basic and diluted
Income/(loss) per share from continuing operations	$0.02	$(0.01)	$0.05	$(0.08)
Loss per share from discontinued operations	(0.37)	(0.05)	(0.48)	(0.13)

Net loss per share-basic	$(0.35)	$(0.06)	$(0.43)	$(0.22)

Weighted average shares outstanding-basic	39,468	39,003	39,290	38,743

Weighted average shares outstanding-diluted	39,813	39,003	39,838	38,743

[1]	Includes non-cash stock compensation expense as detailed in Note 2 to Consolidated Financial Statements

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$10,675	$9,320
Accounts receivable, net of allowance of $402 in 2006 and $233 in 2005	21,076	20,886
Unbilled receivables	7,051	6,361
Inventory	3,892	3,197
Other current assets	3,707	2,970
Assets of discontinued operations	13,154	22,891

Total current assets	59,555	65,625
Property and equipment, net of accumulated depreciation and amortization of $40,330 in 2006 and $34,134 in 2005	12,587	16,323
Software development costs, net of accumulated amortization of $2,921 in 2006 and $1,990 in 2005	4,218	3,825
Acquired intangible assets, net of accumulated amortization of $325 in 2006 and $214 in 2005	893	1,004
Goodwill	1,813	1,813
Other assets	2,157	1,982

Total assets	$81,223	$90,572

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,722	$10,175
Accrued payroll and related liabilities	1,927	3,971
Deferred revenue	4,164	4,123
Current portion of notes payable, including line of credit	6,845	10,180
Current portion of capital lease obligations	2,827	3,001
Liabilities of discontinued operations	7,470	6,719

Total current liabilities	33,955	38,169
Notes payable, less current portion and net of debt discount of $2,784 at September 30, 2006	7,219	483
Capital lease obligations, less current portion	1,280	2,858

Total liabilities	42,454	41,510

Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 32,026,254 in 2006 and 31,381,575 in 2005	320	314
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 7,656,152 in 2006 and 8,035,963 in 2005	77	80
Additional paid-in capital	216,720	210,044
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	3	(40)
Accumulated deficit	(178,351)	(161,336)

Total stockholders’ equity	38,769	49,062

Total liabilities and stockholders’ equity	$81,223	$90,572

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Loss	Deficit	Total

Balance at January 1, 2006	$314	$80	$210,044	$(40)	$(161,336)	$49,062
Options exercised for the purchase of 167,369 shares of Class A Common Stock	2	—	286	—	—	288
Issuance of 142,156 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	253	—	—	254
Conversion of 379,811 shares of Class B Common Stock to Class A Common Stock	4	(4)	—	—	—	—
Issuance of warrants to purchase 1,750,000 shares of Class A Common Stock	—	—	2,861	—	—	2,861
Adjustment of terms for warrants to purchase 886,787 shares of Class A Common Stock	—	—	594	—	—	594
Stock compensation expense for continuing operations	—	—	2,428	—	—	2,428
Stock compensation expense of discontinued operations	—	—	385	—	—	385
Surrender of 66,682 restricted shares of Class A Common Stock as payment for payroll tax withholdings	(1)	—	(187)	—	—	(188)
Stock compensation for options issued to non- employees for service	—	—	56	—	—	56
Foreign currency translation adjustment	—	—	—	44	—	44
Net loss for the nine months ended September 30, 2006	—	—	—	—	(17,015)	(17,015)

Balance at September 30, 2006	$320	$77	$216,720	$3	$(178,351)	38,769

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Operating activities:
Net loss	$(17,015)	$(8,337)
Less: Loss from discontinued operations	(18,878)	(5,134)

Income/(loss) from continuing operations	1,863	(3,203)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,196	6,187
Non-cash stock compensation expense	2,428	565
Amortization of software development costs	931	504
Amortization of debt discount	673	—
Amortization of deferred financing fees included in interest expense	369	259
Amortization of acquired intangible assets	111	140
Other non-cash income	(15)	(102)
Changes in operating assets and liabilities:
Accounts receivable, net	(192)	(2,984)
Unbilled receivables	(690)	(1,198)
Inventory	(695)	534
Other current assets	(737)	(933)
Other assets	481	(1,269)
Accounts payable and accrued expenses	547	2,556
Accrued payroll and related liabilities	(2,296)	(1,872)
Deferred revenue	41	2,273

Net cash provided by operating activities of continuing operations	9,015	1,457
Net cash used in by operating activities of discontinued operations	(6,985)	(1,326)

Total net cash provided by operating activities	2,030	131
Investing activities:
Purchases of property and equipment	(1,960)	(2,876)
Capitalized software development costs	(1,324)	(1,815)

Net cash used in investing activities of continuing operations	(3,284)	(4,691)
Net cash used in investing activities of discontinued operations	(1,217)	(1,202)

Total net cash used in investing activities	(4,501)	(5,893)
Financing activities:
Payments on long-term debt and capital lease obligations	(4,160)	(7,517)
Payments on short-term line of credit, net	(2,504)	3,000
Proceeds from issuance of long-term debt	11,000	—
Financing fees related to issuance of long-term debt and Class A Common Stock	(1,320)	(81)
Proceeds from exercise of employee stock options and sale of stock	536	582

Net cash (used in)/provided by financing activities of continuing operations	3,552	(4,016)
Net cash provided by financing activities of discontinued operations	76	—

Total net cash (used in) provided by financing activities	3,628	(4,016)
Effect of exchange rates on cash of discontinued operations	198	(88)
Net increase/(decrease) in cash from continuing operations	9,283	(7,250)
Net decrease in cash from discontinued operations	(7,928)	(2,616)

Total net increase/(decrease) in cash	1,355	(9,866)
Cash and cash equivalents at the beginning of the period	9,320	18,251

Cash and cash equivalents at the end of the period	$10,675	$8,385

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
September 30, 2006
(amounts in thousands, except per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2005 Annual Report on Form 10-K.

Capital Resource Risks.  We have incurred net losses in recent years, and our monthly cash flows are subject to variability. In order to improve our results of operations and cash flows, we are focusing our efforts on revenue growth, primarily in the hosted and subscriber service lines, which provide for more predictable revenue streams. We have also committed to a plan to sell the Enterprise assets, as discussed in Note 4. In the event that our results of operations are not adequate to fund ongoing obligations, and/or we are not able to sell the Enterprise assets, we would defer or avoid cash expenditures in other areas, including research and development, capital expenditures and/or administrative costs. We believe that our existing cash resources, including proceeds received from financings which occurred in March 2006 (see Note 5), and availability under the bank line of credit (see Note 5), coupled with expected cash from operations, will provide sufficient liquidity for us to continue to meet our obligations through the next twelve months. However, there can be no assurance that cash flows from operations will be sufficient to fund our obligations and, as discussed below, the provisions of our lending documents create the possibility that our financing arrangements may not remain available to us.

Our bank credit agreement contains a tangible net worth covenant which is required to be met on a monthly basis. In March 2006, the bank amended our line of credit agreement, reducing the tangible net worth requirement through March 31, 2007, as discussed in Note 5 to the financial statements. The minimum tangible net worth covenant under the line of credit agreement will be adjusted upward for income, subordinated debt and equity raised and proceeds of any sale of Enterprise assets. The line of credit agreement also contains a subjective acceleration clause which allows the bank to declare the amounts outstanding under the line of credit due and payable if certain material adverse changes or other events occur, as described in Note 5. Also, the loan document governing the subordinated debt issued in March 2006 (see Note 5) contains a cross-default provision that would allow the debt holder to accelerate payment of the subordinated debt if other debt exceeding $2,500 is declared due and payable. We believe that we will continue to comply with our restrictive covenants under our debt agreements. If our performance does not result in compliance with any of the restrictive covenants, or if our line of credit agreement lender seeks to exercise its rights under the subjective acceleration clause referred to above, we would seek to further modify our financing arrangements, but there can be no assurance that our debt holders would not exercise their rights and remedies under their agreements with us, including declaring all outstanding debt due and payable.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current year presentation, including the classification of our Enterprise assets as discontinued operations, as discussed in Note 4. Revenues and expenses previously reported separately under the headings of

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Effective April 1, 2006, we changed our estimate of the useful life of our computer hardware and software, used in our Service Bureau, from three to four years. The change in estimate resulted from our evaluation of the life cycles of our hardware and software used in the Service Bureau and our conclusion that these assets consistently have a longer life than previously estimated. We believe this change in estimate more accurately reflects the productive life of these assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, the change in life has been accounted for as a change in estimate on a prospective basis from April 1, 2006. For the three- and nine-months ended September 30, 2006, this change in accounting estimate reduced the net loss by approximately $400 and $800 respectively or net loss per share by $0.01 and $0.03.

Software Development Costs.  For the three- and nine-months ended September 30, 2006, we capitalized $461 and $1,338 of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized as software development costs in the accompanying unaudited Consolidated Financial Statements and will be amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software, which is part of our continuing operations. We capitalized $599 and $1,683, respectively, related to this software used in our continuing operations for the three- and nine-months ended September 30, 2005.

We believe that these capitalized costs will be recoverable from future gross profits generated by these products. Prior to the second quarter of 2005, our estimates did not sufficiently demonstrate future realizability of our software development costs expended on such products; and accordingly, all such costs were expensed as incurred.

Stock-Based Compensation.  We have two stock-based employee compensation plans: our Fourth Amended and Restated 1997 Stock Incentive Plan (the “Stock Incentive Plan”) and our Employee Stock Purchase Plan (the “ESPP”). We have also previously issued restricted stock to directors and certain key executives as described in Note 2. Beginning January 1, 2006, we record compensation expense for all stock-based compensation plans using the fair value method prescribed by Financial Accounting Standards Board (FASB) Statement No. 123, Share Based Payment, as revised SFAS 123(R). Our adoption of SFAS 123(R) is discussed in Note 2.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

the computation for periods with a loss from continuing operations because the result would be anti-dilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Basic weighted average common shares outstanding	39,468	39,003	39,290	38,743
Dilutive common shares outstanding	345	—	548	—

Diluted weighted average common shares outstanding used in the calculation of diluted income/(loss)	39,813	39,003	39,838	38,743

Recent Accounting Pronouncements.  In September 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. At this time, the impact of adoption of SFAS 157 on our consolidated financial position is being assessed.

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

Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective method. Accordingly, we have not restated prior period results. Under this transition method, stock based compensation for the three- and nine-months ended September 30, 2006 includes expense for all awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R). Stock based compensation expense for all awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with SFAS 123(R). Consistent with the requirements of SFAS 123(R), we recognized compensation expense net of estimated forfeitures, so that we have recognized expense for those shares expected to vest over their requisite service period, which is generally the vesting period of 5 years. We estimated the rate of forfeitures based on historical experience from the previous 5 years.

The ESPP gives our employees an opportunity to purchase shares of our Class A Common Stock at a discount of 15% of the fair market value. The discount of 15% is calculated based on the average daily

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

share price on either the first or the last day of each quarterly enrollment period, whichever date is more favorable to the employee. The expense recognized for the ESPP in all periods presented is not material. As a result of implementing Statement No. 123(R), we recognized compensation expense for the difference between the cash proceeds received from the employees under the ESPP and the fair market value of the shares on the date of grant.

We also recognize non-cash stock compensation expense for restricted stock issued to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. The fair value of the restricted stock at issuance is being amortized using the straight-line method over the period during which the restrictions expire. The board of directors approved an additional grant of approximately 22,000 shares in the second quarter of 2006 which will vest thru June 2007. We expect to record future stock compensation expense of $38 as a result of these restricted stock grants that will be recognized over the remaining vesting periods for the shares.

For the three- and nine-months ended September 30, 2006, the adoption of SFAS 123(R) resulted in non-cash expense of $701 and $2,428, respectively, for our continuing operations. In addition, the adoption of SFAS 123(R) also resulted in non-cash expense of $120 and $385 for our discontinued operations for the three- and nine-months ended September 30, 2006, respectively. As a result of implementation of SFAS 123(R), a portion of our non-cash stock compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense. Non-cash stock compensation expense for prior periods has been reclassified to conform to the current year presentation. The material components of our stock compensation expense are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Continuing operations:
Stock options granted at fair value	$674	$—	$2,159	$—
Restricted stock	16	107	231	397
Employee stock purchase plan	11	—	38	—
Options granted at less than fair value prior to our initial public offering	—	46	—	168

Total stock compensation expense included in continuing operations	$701	$153	$2,428	$565

Discontinued operations:
Stock options granted at fair value	$120	$—	$385	$—

Total stock compensation expense included in discontinued operations	$120	$—	$385	$—

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Non-cash stock compensation included in our continuing operations in the accompanying Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,
	2006			2005
	Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$187	$129	$316	$—	$—	$—
Direct cost of systems	24	14	38	—	—	—

Total stock compensation included in direct costs of revenue	$211	$143	$354	$—	$—	$—

	Nine Months Ended September 30,
	2006			2005
	Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$611	$423	$1,034	$13	$3	$16
Direct cost of systems	80	46	126	—	—	—

Total stock compensation included in direct costs of revenue	$691	$469	$1,160	$13	$3	$16

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Stock compensation included in operating expenses:
Research and development expense	$143	$—	$416	$11
Sales and marketing expense	80	—	248	18
General and administrative expense	124	153	604	520

Total stock compensation included in operating expenses	$347	$153	$1,268	$549

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option activity and related information for the nine-months ended September 30, 2006 is as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
(Share amounts in thousands)	Options	Price	Value

Outstanding, beginning of year	9,974	$3.86
Granted	2,729	$2.40
Exercised	(167)	$1.73
Forfeited	(905)	$3.28

Outstanding, at September 30, 2006	11,631	$3.59	$41,807

Exercisable, at September 30, 2006	6,770	$4.31	$29,180

Vested and expected to vest at September 30, 2006	8,234	$3.59	$29,597

Estimated weighted-average grant- date fair value of options granted during the period	$2.40

Weighted-average remaining contractual life of options outstanding at end of period	7.19 years

Exercise prices for options outstanding at September 30, 2006 ranged from $0.01 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
	Options	Exercise Prices of	Life of Options	Options	Exercise Prices of
Exercise Prices	Outstanding	Options Outstanding	Outstanding (Years)	Exercisable	Options Exercisable

$ 0.01 - $ 2.61	5,548	$2.29	8.15	1,627	$2.02
$ 2.61 - $ 5.21	3,616	$3.37	5.97	2,679	$3.34
$ 5.21 - $ 7.82	2,411	$6.76	6.86	2,408	$6.76
$ 7.82 - $10.42	25	$8.30	6.85	25	$8.30
$10.42 - $26.05	31	$14.07	3.82	31	$14.07

As of September 30, 2006, we estimate that we will recognize $3,869 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3.85 years, of which we estimate $759 will be recognized during the remainder of 2006.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three- and nine-months ended September 30, 2005.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005

Net loss, as reported	$(2,212)	$(8,338)
Add: Stock-based employee compensation expense included in reported net loss	153	565
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,326)	(3,721)

Pro forma net loss	$(3,385)	$(11,494)
Loss per common share:
Basic and diluted — as reported	$(0.06)	$(0.22)

Basic and diluted — pro forma	$(0.09)	$(0.30)

Weighted average shares outstanding:
Basic and diluted — as reported and pro forma	39,003	38,743

In using the Black-Scholes model to calculate the fair value of our stock options, our assumptions were as follows:

	Nine Months
	Ended
	September 30,
	2006	2005

Expected life (in years)	5.5	5.5
Risk-free interest rate (%)	4.6%	4.0%
Volatility (%)	90.6%	107.0%
Dividend yield (%)	0%	0%

3.	Supplemental Disclosure of Cash Flow Information

We acquired $213 and $574 of property and equipment under capital leases during the three- and nine-months ended September 30, 2006, respectively. We acquired $609 and $2,348 of property under capital leases during the three- and nine-months ended September 30, 2005, respectively.

Interest paid totaled $115 and $489 during the three- and nine-months ended September 30, 2006, respectively. We paid $162 and $522 in interest for the three- and nine-months ended September 30, 2005, respectively.

4.	Enterprise Assets-Discontinued Operations

As of December 31, 2005, we committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. in 2004. This division continues to be a part of our business until it is sold. The operations and cash flows of the business will be eliminated from ongoing operations as a result of the sale, and the company does not expect to have any significant involvement in the operations after the disposal transaction. We expect to complete the sale of these assets by the end of 2006. Accordingly, the assets, liabilities, results of operations, and cash flows for the Enterprise assets have been reclassified to

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

discontinued operations for all periods presented in the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144). The operations of the Enterprise assets had previously been included in our Commercial Applications segment.

The Enterprise assets provide wireless data solutions, uniting messaging, synchronization, and web technologies. These solutions include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers. It is a seller of BlackBerry® services and provides real-time financial market data to wireless device users under annual subscriber contracts in the U.S., Europe and Asia.

Enterprise assets and liabilities classified as discontinued operations in the accompanying Consolidated Balance Sheets are as follows:

	September 30,	December 31,
	2006	2005

Assets:
Accounts receivable, net	$3,730	$3,263
Unbilled receivables	15	260
Inventory	682	558
Other current assets	2,838	1,225
Property and equipment, net of accumulated depreciation	3,166	1,863
Software development costs, net of accumulated amortization	533	533
Acquired intangible assets, net of accumulated amortization	2,149	2,516
Goodwill	—	12,633
Other assets	41	40

Assets of discontinued operations	13,154	22,891

Liabilities:
Accounts payable and accrued expenses	4,103	4,514
Accrued payroll and related liabilities	650	844
Deferred revenue	2,596	1,361
Capital leases	76	—
Other	45	—

Liabilities of discontinued operations	7,470	6,719

Net assets of discontinued operations	$5,684	$16,172

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Intangible assets consisted of the following at both September 30, 2006 and December 31, 2005:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Acquired intangible assets:
Customer Contracts	$4,152	$3,043	$1,109
Customer Lists	2,165	1,458	707
Trademarks	630	297	333

Subtotal	6,947	4,798	2,149
Software development costs, including acquired technology	844	311	533

Total acquired intangible assets	$7,791	$5,109	$2,682

All assets and liabilities of discontinued operations are classified as current in the accompanying consolidated balance sheets, as management expects to complete the sale of these assets for cash within the year.

Summarized results of operations for the Enterprise assets included as discontinued operations in the accompanying Consolidated Statement of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Services revenue	$3,554	$5,090	$11,665	$18,162
Systems revenue	2,459	287	5,286	2,090

Total revenue	6,013	5,377	16,951	20,252

Services gross profit	554	1,543	2,433	5,910
Systems gross profit/ (loss)	346	(396)	235	(899)

Total gross profit	900	1,147	2,668	5,011

Research and development, sales, marketing, general and administrative expenses and other operating expenses	2,410	2,286	8,546	7,673
Depreciation and amortization	—	760	—	2,472

Loss from discontinued operations before impairment charge	$(1,510)	$(1,899)	$(5,878)	$(5,134)

In accordance with Statement No. 144, depreciation and amortization of the long-lived Enterprise assets were not recorded for the three- or nine-month periods ended September 30, 2006, as the Enterprise assets were classified as held for sale beginning December, 2005. Depreciation and amortization recorded for the Enterprise assets during the three- and nine-months ended September 30, 2005 were $760 and $2,472, respectively. Based upon the status of negotiations for sale of Enterprise assets to date, a valuation impairment charge related to recorded goodwill of $13 million was recorded in the third quarter of 2006. There can be no assurances that the ultimate value realized upon sale of these assets will be equal to or greater than the estimated fair value of the assets at September 30, 2006.

5.	Financing Arrangements

On March 10, 2006, pursuant to a note purchase agreement dated the same date, we issued and sold to two institutional lenders (i) $10,000 in aggregate principal amount of secured notes due March 10,

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Certain warrants issued in 2004 (2004 Warrants) contain provisions requiring an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of the warrants in March 2006. Consequently, the 2004 Warrants have been adjusted to a purchase price of $2.50 per share and the total number of 2004 Warrants now outstanding were adjusted to 886,787 during the quarter ended March 31, 2006. The increase in the fair value of the 2004 Warrants as a result of the modification was estimated to be $594, determined using the Black-Scholes option-pricing model, and was recorded as debt discount and additional paid-in capital.

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

We have a $22,000 line of credit agreement with our principal bank through September 2008, against which there were $5,500 in borrowings at September 30, 2006. The borrowing rate at September 30, 2006 was 9.5% per annum. Borrowings at any time are limited based mainly on accounts receivable levels and a working capital ratio, each as defined in the line of credit agreement. Borrowings are also limited by the amount of letters of credit outstanding ($4,001 at September 30, 2006.)

Our line of credit contains covenants requiring us to maintain at least $5,000 in cash (measured monthly) as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth as described below. Pursuant to covenants contained in our line of credit agreement, we obtained approval for the proposed sale of the Enterprise assets discussed in Note 4. As of September 30, 2006, we were in compliance with all of the covenants related to our line of credit.

Our line of credit agreement contains a tangible net worth covenant which we are required to meet on a monthly basis, which is $23,500 until March 31, 2007, when it will be increased to $29,500. The minimum tangible net worth covenant under the line of credit agreement will be adjusted upward for income, subordinated debt and equity raised and proceeds of any sale of Enterprise assets. The line of credit agreement also contains a subjective acceleration clause which allows the bank to declare the amounts outstanding under the line of credit due and payable if (i) a material adverse change in the business, operations, or financial condition of the company occurs, or (ii) there is a material impairment of the prospect of repayment of any portion of the bank credit agreement; or (iii) there is a material impairment of value or priority of the lenders security interests in the collateral of the line of credit. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable.

As of September 30, 2006 and December 31, 2005, we had borrowed $5,500 and $8,000, respectively, under the line of credit and there was approximately $208 and $833, respectively, outstanding

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

under the terms of an equipment loan. At September 30, 2006 we had approximately $3,487 of unused availability.

6.	Segment Information

Our two operating segments are Commercial Applications and Government.

Our Commercial Applications segment products and services enable wireless carriers to deliver short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. The segment also provides E9-1-1 services, commercial location-based services, inter-carrier text message distribution services, and carrier technology on a hosted, or service bureau basis. We also earn subscriber revenue through wireless applications including our Rand McNally® Traffic and StreetFindertm applications.

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

The following table sets forth results for our reportable segments for the three- and nine-months ended September 30, 2006 and 2005, respectively. All revenues reported below are from external customers. Prior year amounts have been restated based upon the classification of our Enterprise assets as discontinued operations in 2005 (see Note 4). A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Three Months Ended September 30,
	2006			2005
	Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total

Revenue
Services	$14,153	$7,320	$21,473	$14,328	$5,700	$20,028
Systems	5,471	3,866	9,337	2,873	6,268	9,141

Total revenue	19,624	11,186	30,810	17,201	11,968	29,169

Operating costs and expenses
Direct cost of services[1]	7,464	5,349	12,813	6,798	3,862	10,660
Direct cost of systems[1]	1,786	2,637	4,423	2,142	4,707	6,849

Total direct costs	9,250	7,986	17,236	8,940	8,569	17,509

Gross profit
Services gross profit	6,689	1,971	8,660	7,530	1,838	9,368
Systems gross profit	3,685	1,229	4,914	731	1,561	2,292

Total gross profit	$10,374	$3,200	$13,574	$8,261	$3,399	$11,660

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Nine Months Ended September 30,
	2006			2005
	Comm.			Comm.
	Apps	Gvmt	Total	Apps	Gvmt	Total

Revenue
Services	$44,838	$21,222	$66,060	$39,461	$14,966	$54,427
Systems	12,701	15,679	28,380	9,394	11,608	21,002

Total revenue	57,539	36,901	94,440	48,855	26,574	75,429

Direct costs
Direct cost of services[1]	23,938	15,627	39,565	18,797	9,414	28,212
Direct cost of systems[1]	3,548	9,949	13,497	4,325	8,625	12,949

Total direct costs	27,486	25,576	53,062	23,122	18,039	41,161

Gross profit
Services gross profit	20,900	5,595	26,495	20,663	5,552	26,215
Systems gross profit	9,153	5,730	14,883	5,069	2,983	8,053

Total gross profit	$30,053	$11,325	$41,378	$25,732	$8,535	$34,268

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Total gross profit	$13,574	$11,660	$41,378	$34,268
Research and development expense[1]	(2,994)	(3,456)	(9,403)	(10,919)
Sales and marketing expense[1]	(2,787)	(2,604)	(8,976)	(8,204)
General and administrative expense[1]	(4,275)	(3,494)	(12,649)	(11,025)
Depreciation and amortization of property and equipment	(1,895)	(2,133)	(6,196)	(6,187)
Amortization of acquired intangible assets	(37)	(66)	(111)	(140)
Interest expense	(871)	(249)	(2,317)	(737)
Other income/(expense), net	46	29	137	(259)

Income/(loss) from continuing operations	761	(313)	1,863	(3,203)
Loss from discontinued operations including impairment charge in 2006[1]	(14,510)	(1,899)	(18,878)	(5,134)

Net loss	$(13,749)	$(2,212)	$(17,015)	$(8,337)

[1]	includes non-cash stock compensation expense as detailed in Note 2

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Inventory

Inventory consisted of the following:

	Sep. 30,	Dec. 31,
	2006	2005

Component parts	$3,313	$1,934
Finished goods	579	1,263

Total inventory at period end	$3,892	$3,197

8.	Acquired Intangible Assets and Capitalized Software Development Costs

Our acquired intangible assets and capitalized software development costs of our continuing operations consisted of the following:

	September 30, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Lists	$606	$261	$345	$606	$174	$432
Trademarks & Patents	612	64	548	612	40	572
Software development costs, including acquired technology	7,139	2,921	4,218	5,815	1,990	3,825

Total	$8,357	$3,246	$5,111	$7,033	$2,204	$4,829

Estimated future amortization expense:
Three-months ending December 31, 2006			$652
Year ending December 31, 2007			$1,603
Year ending December 31, 2008			$1,078
Year ending December 31, 2009			$1,334
Year ending December 31, 2010			$444

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total Revenue For the		% of Total Revenue For the
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Customer	Segment	2006	2005	2006	2005

Federal agencies	Government	23%	13%	27%	17%
Verizon Wireless, including indirect sales	Commercial Applications	21%	19%	22%	17%
Cingular Wireless	Commercial Applications	10%	Less than 10%	Less than 10%	10%

		As of September 30, 2006
		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

Federal agencies	Government	27%	42%
Customer A	Commercial Applications	23%	Less than 10%
Customer B	Commercial Applications	13%	Less than 10%
Customer C	Commercial Applications	Less than 10%	Less than 10%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (b) that we expect to realize approximately $23.0 million of backlog in the balance of this year and $60.2 million of backlog in the next twelve months, (c) that we believe our location-based software is positioned for early adoption by carriers, (d) that we expect to complete the sale of the Enterprise division by the end of 2006, (e) that we may consider raising capital in the public markets as a means to meet our capital needs and to invest in our business, (f) that we expect to defer or avoid cash expenditures in other areas, including research and development, capital expenditures and/or administrative costs if we are unable to sell the Enterprise division, and (g) that we believe that capitalized software development costs will be recoverable from future gross profits. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach and sustain profitability, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) expand our sales and business offerings in the wireless communications industry, (vi) develop software without any errors or defects, (vii) have sufficient capital resources to fund the company’s operations, (viii) protect our intellectual property rights, (ix) implement our sales and marketing strategy, and (x) successfully integrate the assets and personnel obtained in our acquisitions. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

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

As a result of the change in the estimated life of these assets and the associated reduction in depreciation expense, our net loss from combined continuing and discontinued operations for the quarter ended September 30, 2006 was $0.4 million less, and net loss per diluted share for the quarter ended September 30, 2006 was $0.01 lower than they would have been if three year asset lives rather than four-year asset lives had been used for the quarter ended September 30, 2006.

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

The Enterprise assets provide wireless data solutions, uniting messaging, synchronization, and web technologies. These solutions include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers. It is a seller of BlackBerry® services and provides real-time financial market data to wireless device users under annual subscriber contracts in the U.S., Europe and Asia.

As a result of slower-than-anticipated market adoption of key technologies related to the Enterprise assets and management’s strategic decision to focus on our core technologies, we have committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. in 2004. The plan was approved by our Board of Directors in December 2005, and we engaged an investment banker that is actively marketing the Enterprise assets. We expect to complete the sale of these assets by the end of 2006, however, there can be no assurance that we will be able to sell these assets on terms acceptable to us or at all. We recorded a valuation impairment charge of $13 million related to these assets in the third quarter of 2006. Accordingly, the assets, liabilities, and results of operations for the Enterprise assets have been stated separately for all periods in this Form 10-Q. The results of the Enterprise operations have been recorded in our Consolidated Statement of Operations as “Loss from discontinued operations” and the Enterprise assets have been recorded on our Consolidated Balance Sheets as “Current assets of discontinued operations,” and “Current liabilities of discontinued operations.” Despite its characterization for accounting purposes as “discontinued operations,” the Enterprise assets will continue to be a part of our business until it is sold.

We have incurred net losses in recent years, and our monthly cash flows are subject to variability. In order to improve our results of operations and cash flows, we are focusing our efforts on revenue growth, both from services and system sales. We have also committed to a plan to sell the Enterprise assets. In the event that our results of operations are not adequate to fund ongoing obligations, and/or we are not able to sell the Enterprise assets, we would defer or avoid cash expenditures in other areas, including research and development, capital expenditures and/or administrative costs.

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

Indicators of Our Financial and Operating Performance

Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue and gross profit. We derive revenue from products and services including recurring monthly service and subscriber fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.

•	Gross profit represents revenue minus direct cost of revenue, including certain non-cash expenses. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, non-cash stock compensation, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of systems revenue from our Commercial Applications segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations, including discontinued operations. Important sources of our liquidity have been cash raised from our 2004 financings in connection with our 2004 acquisitions and our 2006 debt financing, as described below under “Liquidity and Capital Resources”, and borrowings under our bank credit agreement and lease financings secured for the purchase of equipment.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenues outstanding as important indicators of our financial health.

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

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments. For information regarding the results of the Enterprise Division, see Discontinued Operations — Enterprise assets below.

Commercial Applications Segment:

	Three Months				Nine Months
	Ended September 30,		2006 vs. 2005		Ended September 30,		2006 vs. 2005
($ in millions)	2006	2005	$	%	2006	2005	$	%

Services revenue	$14.2	$14.3	$(0.1)	(1)%	$44.8	$39.5	$5.3	13%
Systems revenue	5.4	2.9	2.5	86%	12.7	9.4	3.3	35%

Commercial Applications segment revenue	19.6	17.2	2.4	14%	57.5	48.9	8.6	18%

Direct cost of services revenue	7.5	6.8	0.7	10%	23.9	18.8	5.1	27%
Direct cost of systems revenue	1.8	2.1	(0.3)	(14)%	3.5	4.3	(0.8)	(19)%

Commercial Applications segment cost of revenue	9.3	8.9	(0.4)	(4)%	27.5	23.1	4.4	19%

Services gross profit	6.7	7.5	(1.0)	(13)%	20.9	20.7	0.2	1%
% of revenue	47%	52%			47%	52%
Systems gross profit	3.7	0.7	3.0	429%	9.2	5.1	4.1	80%

% of revenue	69%	25%			72%	54%
Commercial Applications segment gross profit	$10.4	$8.2	$2.2	27%	$30.1	$25.7	$4.4	17%

% of revenue	53%	48%			52%	53%

[1] See discussion of the allocation of non-cash stock compensation expense in Note 2 to the accompanying unaudited consolidated financial statements.

[2] See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements (NM = Not meaningful)

Commercial Applications Segment:
Services Revenue, Cost of Revenue, and Gross Profit:

Commercial application services revenue decreased 1% and increased 13%, respectively, for the three-and nine-months ended September 30, 2006 versus the comparable periods of 2005.

Our hosted offerings mainly include our Wireless and Voice over Internet Protocol (VoIP) E9-1-1 service, hosted Position Determining Entity (PDE) service, and hosted Location Based Service (HLBS) applications. Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. Service fees are priced based on units served during the period, such as the number of customer cell sites served, the number of connections to Public Service Answering Points (PSAPs), or the number of customer subscribers served. In the three- and nine-months ended September 30, 2006, increased deployments of PSAPs for our VoIP and E9-1-1 services continued to increase the number of billable units served. In addition, we increased revenue from our VoIP, HLBS, and PDE recurring services primarily due to new service contracts signed since mid-2005. These increases were offset by decreases in the average fee received per unit under pricing arrangements with some customers, and the loss of a mid-tier wireless carrier customer during the third quarter of 2006. Subscriber revenue is generated by wireless subscriber client software applications such as Rand McNallytm Traffic. Subscriber revenues remained relatively constant between the three- and nine-month periods ended September 30, 2006 and 2005, respectively. Maintenance fees on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.

The direct cost of commercial services revenue consists primarily of network access, data feed and circuit costs, compensation and benefits, equipment and software maintenance. Beginning in 2006 as a result of the implementation of SFAS 123(R), a portion of our non-cash stock compensation expense has been allocated to direct cost of revenue. For the three months ended September 30, 2006, the direct cost of service revenue increased 10%, including $0.2 million of non-cash stock compensation expense. Similarly, the direct cost of hosted, subscriber and maintenance revenue increased 27%, including $0.6 million of non-cash stock compensation expense, for the nine months ended September 30, 2006. We incurred increased labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for VoIP. As noted above, our VoIP, PDE, and HLBS services revenues increased in 2006 compared to the prior year, and we incurred increased circuit and maintenance costs associated with providing these services. Our total circuit and data access costs increased as a result of the increased number of cell sites, subscribers and PSAPs served. Our facilities costs also increased related to renovations and enhancements to our principal network operations center. For the three- and nine-months ended September 30, 2006, the cost of circuit and other data access costs accounted for approximately 18% and 16%, respectively, of total direct costs of service revenues. Such costs comprised approximately 15% and 16% of the total direct costs of our commercial service revenues for the three- and nine-months ended September 30, 2005, respectively. The direct costs of maintenance revenue consist primarily of compensation and benefits.

Gross profit was approximately 47% and 53% of commercial services revenue for the three months ended September 30, 2006 and 2005, respectively. Gross profit for the nine months ended September 30, 2006 versus 2005 declined from 52% to 47%. For both comparative periods, the average gross profit declined as a percent of revenue as a result of decreases in the average hosted service fees received per unit under pricing arrangements with some customers, the change in the revenue mix of our hosted offerings, and the inclusion of non-cash stock compensation expense in cost of revenue in 2006.

Commercial Applications Segment:
Systems Revenue, Cost of Revenue, and Gross Profit:

Commercial application systems revenue was 86% and 35% higher, respectively, for the three- and nine-month periods ended September 30, 2006 versus the comparable period of 2005. These revenues included large carrier purchases of licensed software capacity in each of the quarters of 2006, and in the first quarter of 2005. Third quarter 2006 revenue also included sale of an in-network system for Location Based Services under a contract with a mid-tier US wireless carrier.

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

The direct cost of our systems consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. There is no significant direct cost associated with customer purchases of licensed capacity. During 2006, direct costs of systems included $0.4 and $0.9 million of amortization of software development costs in the three- and nine-months ended September 30, 2006. In the three- and nine-months ended September 30, 2005, the composition of the direct cost of our systems was comparable except for $0.2 million and $0.5 million, respectively, of amortization of software development costs.

Our commercial application systems gross profit was $3.7 million and $9.2 million, respectively, in the three- and nine-month periods ended September 30, 2006 versus $0.7 million and $5.1 million, respectively, in the three- and nine-months ended September 30, 2005. The increase in gross profit is due to the higher sales of licenses for software capacity in 2006. Gross profit from systems as a percentage of revenue as shown in the table above reflects the higher margin sales of licenses for software capacity in the first three quarters of 2006.

Government Segment:

	Three Months				Nine Months
	Ended September 30,		2006 vs. 2005		Ended September 30,		2006 vs. 2005
($ in millions)	2006	2005	$	%	2006	2005	$	%

Services revenue	$7.3	$5.7	$1.6	28%	$21.2	$15.0	$6.2	41%
Systems revenue	3.9	6.3	(2.4)	(38)%	15.7	11.6	4.1	35%

Government segment revenue	11.2	12.0	(0.8)	(7)%	36.9	26.6	10.3	39%

Direct cost of services revenue	5.3	3.9	1.4	36%	15.6	9.4	6.2	66%
Direct cost of systems revenue	2.6	4.7	(2.1)	(45)%	9.9	8.6	1.3	15%

Government segment cost of revenue	7.9	8.6	(0.7)	(8)%	25.6	18.0	7.5	42%

Services gross profit	2.0	1.8	0.2	11%	5.6	5.6	—	NM
% of revenue	27%	32%			26%	37%
Systems gross profit	1.2	1.6	(0.4)	(25)%	5.7	3.0	2.7	90%

% of revenue	31%	25%			36%	26%
Government segment gross profit	$3.2	$3.4	$(0.2)	(6)%	$11.3	$8.5	$2.8	33%

% of revenue	29%	28%			31%	32%

[1] See discussion of the allocation of non-cash stock compensation expense in Note 2 to the accompanying unaudited consolidated financial statements

[2] See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

Generally, we provide Government products and services under long-term contracts. During the third quarter of 2006, we were named as one of six vendors selected by the U.S. Army to provide secure satellite services and systems under a five year contract. We recognize contract revenue as billable costs are incurred and for fixed-price product delivery contracts using the percentage-of-completion method or proportional performance method, measured by either total labor hours or total costs incurred compared to total estimated labor hours or costs. We recognize estimated losses on contracts in their entirety upon discovery. If we have not accurately estimated total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Costs, including allocated indirect expenses, under some of our contracts with the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency (DCAA). Since the company’s 1987 inception, no significant adjustment has resulted from a DCAA audit. We record revenue under Government contracts at estimated net realizable amounts.

Government Segment:
Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue increased to $7.3 million for the three-months ended September 30, 2006 from $5.7 million for the third quarter of 2005, and increased to $21.2 million for the nine-months ended September 30, 2006 from $15.0 million for the comparable period of 2005. The increases were a result of both new and expanded-scope contracts resulting from increased sales emphasis on service contracts during the past several years and recognition of our company in the federal market as a leader in secure communications using commercial satellites.

Government services revenue primarily consists of communications engineering, program management, help desk outsource, network design and management for government agencies. Our Government segment also operates teleport facilities for data connectivity via satellite to and from most of the world. Most such services are delivered under time and materials contracts. For fixed-price service contracts, we recognize revenue using the proportional performance method. We recognize estimated losses on contracts in their entirety upon discovery. If we do not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. We also offer basic and extended maintenance contracts on our systems. These maintenance fees are collected in advance and recognized ratably over the maintenance period. The direct costs of maintenance revenue consist primarily of compensation and benefits.

Direct cost of government service revenue consists of compensation, benefits and travel incurred in delivering these services, and these costs increased as a result of the increased sales volume in 2006. Beginning in 2006, as a result of the implementation of Statement No. 123(R), a portion of our non-cash stock compensation expense has been allocated to direct cost of revenue. Approximately $0.1 million and $0.4 million, respectively, of non-cash stock compensation expense was allocated to the direct cost of Government services revenue for the three- and nine-months ended September 30, 2006.

Our gross profit from government services was $2.0 million in the three-months ended September 30, 2006 compared to $1.8 million in the same period of 2005. Gross profit was $5.6 million in the nine-months ended September 30, 2006 and 2005. Gross profit as a percentage of revenue was lower for both the three- and nine-months ended September 30, 2006 compared to the same periods in 2005 as a result of lower pricing on the renewal of some contracts during the second half of 2005 and the inclusion of a portion of our non-cash stock compensation expense in 2006, as discussed in the previous paragraph.

Government Segment:
Systems Revenue, Cost of Revenue, and Gross Profit:

Government system sales were $3.9 million in the third quarter of 2006, down from $6.3 million in the third quarter of 2005, reflecting the timing of orders and shipments. Year-to-date government system revenue was $15.7 million in 2006, up from $11.6 million last year. New products in our deployable communications system product line have generated higher sales volume in 2006 than in 2005.

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

Our government systems gross profit was $1.2 million in the third quarter of 2006, down from $1.6 million in the third quarter of 2005 due to lower volume. For the nine month periods, gross profit on government systems was $5.7 million in 2006, up from $3.0 million in 2005, reflecting higher year-to-date sales volume and a higher average gross margin as a percentage of revenue.

Major Customers

For the three- and nine-month periods ended September 30, 2006, customers that accounted for 10% or more of total revenue were Verizon Wireless, Cingular Wireless, and various U.S. Government agencies. The loss of any of these customers would have a material adverse impact on our business.

Verizon Wireless and Cingular Wireless are customers of our Commercial Applications segment, and the various U.S. government agencies are customers of our Government segment.

Revenue Backlog

As of September 30, 2006 and 2005, we had unfilled orders, or backlog, as follows:

	September 30,
($ in millions)	2006	2005

Commercial Applications segment	$50.4	$76.0
Government segment	44.2	50.0

Total backlog	$94.6	$126.0

Expected to be realized during the current fiscal year	$23.0	$20.0

Expected to be realized within 12 months	$60.2	$60.0

Backlog for our hosted services is computed by multiplying the most recent month’s recurring revenue times the remaining months under existing long-term agreements. The backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months		2006 vs.		Nine Months
	Ended September 30,		2005		Ended September 30,		2006 vs. 2005
($ in millions)	2006	2005	$ %		2006	2005	$	%

Research and development expense	$3.0	$3.5	$(0.5)	(14)%	$9.4	10.9	$(1.5)	(14)%
% of total revenue	10%	12%			10%	15%

Research and development expenses declined for the three- and nine-month periods ended September 30, 2006 compared to the same periods in 2005. These decreases reflect increased software time and resources to customized client projects and, therefore, charged to cost of revenue, as well as some reduction in total personnel during 2006.

Our research and development expense consists primarily of compensation, benefits, travel costs, and a proportionate share of facilities and corporate overhead. The costs of developing software products are expensed prior to establishing technological feasibility. Technological feasibility is established for our software products when a detailed program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products, including software hosted in our network operations center. We expense such costs as they are incurred unless technological feasibility has been reached and we believe that capitalized costs will be recoverable, at which time we capitalize costs.

The Research and development expenses we incur primarily relate to software applications which are being marketed to new and existing wireless carrier customers on a global basis. Throughout the three- and nine-months ended September 30, 2006 and 2005, research and development was focused on in-network and hosted location-based and text messaging applications, and on E9-1-1 service technology.

For the three- and nine- month periods ended September 30, 2006, we capitalized $0.5 million and $1.3 million, respectively, of research and development expenses for certain software projects in accordance with generally accepted accounting principles. We capitalized $0.6 and $1.7 million of research and development costs in the three- and nine-months ended September 30, 2005. The capitalized costs relate to our location-based and the Voice over Internet Protocol (VoIP) E9-1-1 software in both 2006 and 2005. These costs will be amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, not longer than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. We believe that these capitalized costs will be recoverable from future gross profits generated by these products. Prior to the second quarter of 2005, our estimates with regard to location-based service technology did not sufficiently demonstrate future realizability of our software development costs expended on such products; and accordingly, all such costs were expensed as incurred.

Sales and marketing expense:

	Three Months				Nine Months		2006 vs.
	Ended September 30,		2006 vs. 2005		Ended September 30,		2005
($ in millions)	2006	2005	$	%	2006	2005	$ %

Sales and marketing expense	$2.8	$2.6	$0.2	8%	$9.0	$8.2	$0.8	10%
% of total revenue	9%	9%			10%	11%

Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We also leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to the U.S. Government primarily through direct sales professionals. Sales and marketing costs remained substantially unchanged for all of the periods presented, with the exception of the inclusion of $0.1 million and $0.2 million, respectively, of non-cash stock compensation expense to sales and marketing expense in the three- and nine-months ended September 30, 2006. These expenses have declined as a percentage of total revenue.

General and administrative expense:

	Three Months		2006 vs.		Nine Months		2006 vs.
	Ended September 30,		2005		Ended September 30,		2005
($ in millions)	2006	2005	$ %		2006	2005	$ %

General and administrative expense	$4.3	$3.5	$0.8	23%	$12.6	$11.0	$1.6	15%
% of total revenue	14%	12%			13%	15%

General and administrative expense consists primarily of costs associated with management, finance, legal, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. While year-to-date general and administrative expenses has decreased as a percentage of total revenue, the increase in 2006 spending was due to increased legal fees, the timing of indirect expenses, and an increase in our allowance for doubtful receivables. General and administrative expenses also included $0.1 million and $0.2 million, respectively, of non-cash stock compensation expense for the three-months ended September 30, 2006 and 2005 and $0.6 million and $0.5 million, respectively, for the nine-month periods ended September 30, 2006 and 2005 as a result of the implementation of Statement No. 123(R).

Depreciation and amortization of property and equipment:

	Three Months		2006 vs.		Nine Months		2006 vs.
	Ended September 30,		2005		Ended September 30,		2005
($ in millions)	2006	2005	$ %		2006	2005	$	%

Depreciation and amortization of property and equipment	$1.9	$2.1	$(0.2)	(10)%	$6.2	$6.2	$0.00	NM
Average gross cost of property and equipment during the period	$51.7	$46.6			$50.9	$45.8

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of an asset generally ranges from five years for furniture, fixtures, and leasehold improvements to three years for most other types of assets including computers, software, telephone equipment and vehicles. Expense generally increases year-over-year as a result of cumulative capital expenditures made over time. Our depreciable asset base has increased as a result of capital projects, including enhancements to and the consolidation of facilities for our network operations center for our service bureau, equipment in our network operations center related to our new hosted service offerings, development costs for computer software for internal use, and a company-wide computer hardware upgrade. In the second quarter of 2006, this increasing trend was offset by the effect of a review of experience with equipment and software used in our service bureau operations, which led us to adjust their average asset lives from three years to four years. Depreciation expense for the three- and nine-months ended September 30, 2006 was consequently about $0.4 million and $0.8 million, respectively, lower than it would have been if three-year asset lives had continued to be used.

Interest expense:

	Three Months				Nine Months
	Ended September 30,		2006 vs. 2005		Ended September 30,		2006 vs. 2005
($ in millions)	2006	2005	$	%	2006	2005	$	%

Interest expense on convertible subordinated debentures	$0.3	$—	$0.3	NM	$0.8	—	0.8	NM
Amortization of debt discount	0.3	—	0.3	NM	0.3	—	0.3	NM
Amortization of deferred financing fees	0.1	—	0.1	NM	0.8	0.3	0.5	NM
Interest expense on notes payable and bank line of credit borrowings	0.1	0.1	—	NM	0.2	0.3	(0.1)	NM
Interest expense on capital lease obligations	0.1	0.1	—	NM	0.2	0.2	—	NM

Total interest expense	$0.9	$0.2	$0.7	NM	$2.3	$0.8	$1.5	NM

As described in Note 5 to our unaudited Consolidated Financial Statements presented as Part I in this Quarterly Report on Form 10-Q, on March 10, 2006, we issued and sold $10 million in principal amount of secured notes due March 10, 2009, which bear cash interest at the rate of 14% per annum, or non-cash interest, in the form of additional notes, at the rate of 16% per annum, at our option (2006 Notes), along with warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share (2006 Warrants).

Interest expense is also incurred under notes payable, an equipment loan, a bank line of credit, and capital lease obligations. Interest on our notes payable dating prior to 2006 is primarily at stated interest rates of 7.75% per annum while interest on our equipment loan is at 5.5% per annum and any line of credit borrowing is at variable rates (9.5% per annum as of September 30, 2006).

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

Deferred financing fees related to the up-front payment of fees to secure our notes payable and our revolving line of credit facility, which are being amortized over the term of the note or, in the case of the amended line of credit, the life of the facility. The increase in the amortization of the deferred financing fees for the three- and nine-months ended September 30, 2006 versus the comparable periods of 2005 is the result of deferred financing fees paid to secure the 2006 Notes.

Our capital lease obligations include interest at various amounts depending on the lease arrangement. Our equipment under capital leases, and the interest under those leases, has remained relatively constant since 2005.

The interest incurred on the 2006 Notes, partially offset by reduced average principal balances on our revolving credit and other notes payable, has caused our total interest expense to be higher in 2006 than it was in 2005.

Other income/(expense), net:

Other income/(expense), net consists primarily of foreign currency translation/transaction gain or loss, which is dependent on international fluctuations in exchange rates. The other components of other income/(expense), net typically remain comparable between periods and are not significant.

Income taxes:

Because we have generated significant net operating losses since 1999, no provision for federal or state income taxes has been made for the three- or nine-months ended September 30, 2006 or any portion of 2005. We have recorded a full valuation allowance for deferred tax assets as a result of the uncertainty regarding our ability to fully realize our net operating loss carry-forwards and other deferred tax assets

Discontinued Operations — Enterprise assets

As of December 31, 2005, upon considering slower-than-anticipated market adoption of key technologies related to the Enterprise assets, and management’s strategic decision to focus on our core technologies, we committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. in 2004. The Enterprise assets provide package and vehicle tracking solutions productivity tools, and the ability to capture digital signatures for proof of delivery as well as BlackBerry® services and real-time financial market data to wireless devices.

The following table presents income statement data for the Enterprise operations, currently reported as discontinued operations. Previously, these results were reported as part of the results of our Commercial Applications segment.

	Three Months				Nine Months
	Ended September 30,		2006 vs. 2005		Ended September 30,		2006 vs. 2005
($ in millions)	2006	2005	$	%	2006	2005	$	%

Services revenue	$3.6	$5.1	$(1.5)	(29)%	$11.7	$18.1	$(6.4)	(35)%
Systems revenue	2.4	0.3	2.1	700%	5.3	2.1	3.2	152%

Total Enterprise revenue	6.0	5.4	0.6	11%	17.0	20.2	(3.2)	(16)%

Services gross profit	0.6	1.5	(0.9)	(60)%	2.4	5.9	(3.5)	(59)%
Systems gross profit	0.3	(0.4)	0.7	(175)%	0.3	(0.9)	1.2	(133)%

Total Enterprise gross profit	0.9	1.1	(0.2)	(18)%	2.7	5.0	(2.3)	(46)%

Research and development, sales, marketing, and general and administrative expenses	2.4	2.2	0.2	9%	8.6	7.7	0.9	12%
Depreciation and amortization	—	0.8	(0.8)	100%	—	2.6	(2.6)	100%

Write-down of discontinued operations goodwill	13.0	—	13.0	100%	13.0	—	13.0	100%

Loss from discontinued operations	$(14.5)	$(1.9)	$(12.6)	663%	$(18.9)	$(5.3)	$(13.6)	257%

Beginning in 2006, as a result of the implementation of SFAS 123(R), a portion of our non-cash stock compensation expense has been allocated to our discontinued operations. Approximately $0.1 million and $0.4 million, respectively, of non-cash stock compensation expense was allocated to these operations for the three- and nine-months ended September 30, 2006.

Lower volume and resulting lower gross profit in 2006 from Enterprise sales have resulted from near-term subscriber transitions to next generation networks from data-only and pager networks; new subscriptions to our new technology offerings have been fewer than churn from old technology networks. Systems revenue and gross profit is more favorable in 2006 due to larger project volume. We have sustained a consistent level of development spending to preserve the business pending sale, and incurred other expenses in 2006 in connection with European staffing reductions. In accordance with the relevant accounting literature, we ceased depreciation and amortization of the long-lived enterprise assets when they became classified as discontinued operations in 2005. In September 2006, we recorded an impairment charge of $13 million to write-down the value of goodwill to its estimated fair value. There can be no assurances that the ultimate value realized upon sale of these assets will be equal to or greater than the estimated fair value of the assets at September 30, 2006.

Net loss:

	Three Months				Nine Months
	Ended September 30,		2006 vs. 2005		Ended September 30,		2006 vs. 2005
($ in millions)	2006	2005	$	%	2006	2005	$	%

Net (loss)/income	$(13.7)	$(2.2)	$(11.5)	523%	$(17.0)	$(8.3)	$(8.7)	105%

Net loss increased for the three- and nine-months ended September 30, 2006 versus the comparable periods of 2005 due primarily to the $13 million impairment charged on discontinued operations goodwill, a higher loss from our Enterprise operations, and increased interest expense as a result of our March 2006 financing, offset by increased revenue and gross profit from continuing operations. For the three- and nine-months ended September 30, 2006 the net loss was further increased by non-cash stock based compensation expenses compared to a year ago because of implementing SFAS 123(R).

Liquidity and Capital Resources

	Nine Months
	Ended
	September 30,		2006 vs. 2005
($ in millions)	2006	2005	$

Net cash and cash equivalents provided by/(used in):
Continuing operations
Income (loss)	$1.9	$(3.2)	$5.1
Non-cash charges	10.7	7.6	3.1
Net changes in working capital	(3.6)	(2.9)	(0.7)

Operating activities	9.0	1.5	7.5
Purchases of property and equipment	(2.0)	(2.9)	0.9
Capitalized software development costs	(1.3)	(1.8)	0.5
Proceeds from new borrowings	11.0	—	11.0
Other financing activities	(7.4)	(4.0)	(3.4)

Cash provided by/(used in) continuing operations	9.3	(7.2)	16.5
Discontinued operations
Operating activities	(7.0)	(1.3)	(5.7)
Investing and financing activities	(0.9)	(1.3)	(0.4)

Cash Provided by/(used in) discontinued operations	(7.9)	(2.6)	(5.3)
Net increase/(decrease) in cash	$1.4	$(9.8)	$11.2

Days revenue in accounts receivable including unbilled receivables	82	99

We have funded our operations, and capital expenditures primarily using revenue from our operations as well as the net proceeds from our March 2006 financing (described below), which generated net proceeds of approximately $9.3 million, from leasing, and revolving credit debt.

As described in Note 5 to our unaudited Consolidated Financial Statements presented as Part I in this Quarterly Report on Form 10-Q, on March 10, 2006, we issued (i) $10 million in aggregate principal amount of secured notes due March 10, 2009, which bear cash interest at the rate of 14% per annum, or non-cash interest, in the form of additional notes, at the rate of 16% per annum, at our option, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. Certain warrants issued in 2004 contain provisions requiring an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of 2006 Warrants. Consequently, the 2004 Warrants have been adjusted to a purchase price of $2.50 per share and the total number of 2004 Warrants now outstanding has been adjusted to 886,787. The resulting carrying value of the debt at issuance was $6.5 million, net of the original discount of $3.5 million that is being amortized to interest expense over its three-year term using the effective interest method, yielding an effective interest rate of 15.2%. We received net cash proceeds of approximately $9.3 million from this transaction, which are intended to be used for general corporate purposes. The note purchase agreement includes a cross-default provision such that if we default in any of our debt obligations exceeding $2.5 million, the secured notes shall become due and payable at the election of the holder of the notes.

We have a $22 million line of credit agreement with our principal bank through September 2008. Borrowings at any time are limited based mainly on accounts receivable and inventory levels and a working capital ratio, each as defined in the amended line of credit agreement. Borrowings are also limited by the amount of letters of credit outstanding ($4.0 million at September 30, 2006). The line of credit is secured by substantially all assets of the company, and bears interest at prime plus 1.25% per annum, with a minimum prime rate of 4.25% per annum and a borrowing rate of 9.5% per annum at September 30, 2006. Our line of credit contains covenants requiring us to maintain at least $5 million in cash (measured monthly) as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth as described below. Pursuant to covenants contained in our line of credit agreement, we obtained approval for the proposed sale of the Enterprise assets discussed in Note 4 to our unaudited consolidated financial statements. As of September 30, 2006, we were in compliance with all of the covenants related to our line of credit. As of September 30, 2006 there were $5.5 million of borrowings under our bank line of credit, while there were no borrowings at June 30, 2006. There was approximately $0.2 million outstanding under the terms of an equipment loan from the same bank. At September 30, 2006, there were no other amounts outstanding under the line and we had approximately $3.5 million of unused availability.

Our line of credit agreement contains a tangible net worth covenant which we are required to meet on a monthly basis, which is $23.5 million until March 31, 2007, when it will be increased to $29.5 million. The minimum tangible net worth covenant under the line of credit agreement will be adjusted upward for income, subordinated debt and equity raised and proceeds of any sale of Enterprise assets. The bank credit agreement also contains a subjective acceleration clause which allows the bank to declare the amounts outstanding under the line of credit due and payable if (i) a material adverse change in the business, operations, or financial condition of the company occurs, or (ii) there is a material impairment of the prospect of repayment of any portion of the bank credit agreement; or (iii) there is a material impairment of value or priority of the lenders security interests in the collateral of the line of credit. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand and availability under our bank line of credit to meet our anticipated cash operating expenses, working capital, and capital expenditures and debt service needs for the next twelve months. We have borrowing capacity available to us in the form of capital leases as well as a line of credit arrangement with our bank which expires in September 2008. However, there can be no assurance that cash flows from operations will be sufficient to fund our obligations and, as discussed below, provisions of our bank line of credit agreement create the possibility that our financing arrangements may not remain available to us. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

We have incurred net losses in recent years, and our monthly cash flows are subject to variability. In order to improve our results of operations and cash flows, we are focusing our efforts on revenue growth, both from services and system sales. We have also committed to a plan to sell the Enterprise assets. In the event that our results of operations are not adequate to fund ongoing obligations, and/or we are not able to sell the Enterprise assets, we would defer or avoid cash expenditures in other areas, including research and development, capital expenditures and/or administrative costs. We believe that our existing cash resources, including proceeds received from financings which occurred in March 2006, and availability under the bank line of credit, coupled with expected cash from operations, will provide sufficient liquidity for us to continue to meet our obligations for the next twelve months. However, there can be no assurance that cash flows from operations will be sufficient to fund our obligations and, as discussed above, the provisions of our lending documents create the possibility that our financing arrangements may not remain available to us.

Cash generated by the operating activities of continuing operations totaled $9.0 million in the first nine months of 2006, including earnings before interest, taxes, depreciation and amortization and a net decrease in working capital. Discontinued operations used $7.0 million (net of exchange rate effects) for operations, and $1.2 million for capital investments during the nine month period.

Cash was invested in fixed asset additions and capitalized software development projects totaling $3.3 million for the nine months ended September 30. Significant financing activities in the first half of 2006 included $11 million of new term debt raised in the first quarter, of 2006 offset by net debt repayments totaling an approximately equal amount.

Off-Balance Sheet Arrangements

As of September 30, 2006, we had standby letters of credit issued on our behalf of approximately $4.0 million, principally pursuant to a contracting requirement for our Government segment’s City of Baltimore services contract.

Contractual Commitments

As of September 30, 2006, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of September 30, 2006 our commitments consisted of the following:

	Within 12	1-3	3-5
($ in millions)	Months	Years	Years	Total

Notes payable	$1.3	$—	$10.0	$11.3
Capital lease obligations	3.0	1.4	—	4.4
Operating leases	3.3	5.8	0.3	9.4

Total contractual commitments	$7.6	$7.2	$10.3	$25.1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2005 Annual Report on Form 10-K.

Foreign Currency Risk

For the three- and nine-months ended September 30, 2006, we generated $2.8 million and $5.2 million of revenue, respectively, outside the U.S. A majority of our transactions generated outside the U.S. are denominated in U.S. dollars, and a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of September 30, 2006, we did not have any accounts receivable that were denominated in foreign currencies and would be exposed to foreign currency exchange risk. During 2006, our average receivables subject to foreign currency exchange risk were $0.3 million. We have not had a material balance of unbilled receivables denominated in foreign currency at any point in 2006. We have not recorded material transaction gains or losses on foreign currency denominated receivables for either the three- or nine-months ended September 30, 2006. There have not been any other material changes to our foreign currency risk as described in Item 7A of our 2005 Annual Report on Form 10-K.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2006.

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

On July 12, 2006, we filed suit in the Eastern District of Virginia against Mobile 365 and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience, issued earlier this year to the Company. We had contacted both parties previously regarding their infringing products and neither sought a license. There has been no legal response to the lawsuit and there can be no assurances to what extent the lawsuit may be successful, if at all. Additionally, we could be subject to counter claims. A portion of this lawsuit was settled on November 2, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of November 2006.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé November 7, 2006	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. November 7, 2006	Senior Vice President and Chief Financial Officer (Principal Financial Officer)