Form 10-K
period 2006-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2007-03-13
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

(410) 263-7616
Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act):  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the Class A Common Stock held by non-affiliates, as reported on the NASDAQ Global Market, was approximately $72,116,398.*

As of February 28, 2007 there were 33,304,749 shares of Class A Common Stock and 7,525,672 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated

Definitive Statement related to registrant’s Annual Meeting of Stockholders to be held on June 14, 2007	Part III

* Excludes1,591,196 shares of Class A Common Stock and 7,788,780 shares of Class B Common Stock deemed to be held by stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2006. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

i

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Annual Report on Form 10-K include, but are not limited to statements that (i) we believe the combined availability of teleport, deployable device, and integration capability from a single source is compelling and that because of our company’s portfolio of software, patented intellectual property and teams of wireless and encryption specialists we believe this gives us a competitive advantage, (ii) we expect to launch other location-based applications in 2007 including turn-by-turn navigation, (iii) we plan to continue to develop and sell software and engineered systems which we will deliver through deployment in customer networks or through hosted and subscription business models and we believe that our software is positioned for early adoption by carriers, (iv) wireless growth is expected to continue to increase in all regions around the world for the foreseeable future, (v) both the number of users and messages per individual are projected to increase significantly, (vi) we will continue to develop network software for wireless carriers that operate on all major types of networks, (vii) we will continue to leverage our knowledge of complex call control technology, including Signaling System 7 and Internet protocol standards, to unlock valuable information such as user location, device on/off status and billing and transaction records that reside inside wireless networks, (viii) we will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications, (ix) we intend to continue to selectively pursue acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base, (x) federal agencies, as well as state and local governments, are increasingly contracting with specialist teams for functions such as network management, and for long-term projects such as software development and systems integration, (xi) we expect to realize $51.3 million of backlog within the next 12 months, (xii) we expect to complete the sale of the third Enterprise division during 2007, (xiii) we believe we have sufficient capital resources to meet our anticipated cash operating expenses, working capital and capital expenditure and debt services needs for the next twelve months, (xiv) that we believe our capitalized research and development expense will be recoverable from future gross profits generated by the related products, (xv) we believe our intellectual property assets are valuable and may realized revenue from patent infringement claims; (xvi) the WWSS contract is expected to contribute to significant sales growth, (xvii) expectations about the amount of future non-cash stock compensation, and (xviii) statements about financial covenants related to our loan agreements. Other such statements include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach profitability as early as anticipated or at all, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) develop software without any errors or defects, (vi) protect our intellectual property rights, (vii) implement our business strategy, (viii) realize backlog, and (ix) achieve continued revenue growth in the foreseeable future for our E9-1-1 business. This list should not be considered exhaustive.

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

Recent Developments

On December 29, 2005, our Board of Directors resolved to offer the Enterprise assets, comprised of three operating units which were purchased from Aether Systems, Inc. in 2004 and were part of our Commercial Segment for sale, and we engaged an investment bank to market them. As a result, the Enterprise division has been reclassified in our Consolidated Financial Statements as discontinued operations for accounting purposes in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Sales of two of the three operating units were completed effective January 1, 2007 as described more fully in Note 24 — Subsequent Events to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K. The third unit, which the company is continuing to work with an investment banker to sell, provides wireless data solutions that include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers. This third operating unit will continue to be classified as discontinued operations as we believe it will be sold within the next twelve months.

Overview

TeleCommunication Systems, Inc. develops and applies highly reliable wireless data communications technology, with emphasis on location-based services such as enhanced 9-1-1 (E9-1-1) for wireless carriers and Voice over Internet Protocol (VoIP) service providers.

We are a Maryland corporation founded in 1987 with our headquarters located at 275 West Street, Annapolis, Maryland 21401. Our Web address is www.telecomsys.com. The information contained on our Web site does not constitute part of this Annual Report on Form 10-K. All of our filings with the Securities and Exchange Commission are available through a link on our website. The terms “TCS”, “we”, “us” and “our” as used in this Annual Report on Form 10-K refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

Our business is conducted through two operating segments, Commercial (62% of 2006 revenue) and Government (38% of 2006 revenue). In addition, our business includes the Enterprise division, which is classified as a discontinued operation, of which we have sold two of the three operating units as of January 1, 2007. See discussion of segment reporting in Note 20 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K for additional segment information.

Commercial Segment:  Our carrier software system products enable wireless carriers to deliver short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. We provide E9-1-1 services, commercial location-based services, and inter-carrier text message distribution services on a hosted, or service bureau basis, that is, customers use our software functionality through connections to and from our network operations centers, paying us monthly fees based on the number of subscribers, cell sites, or call center circuits, or message volume. As of December 31, 2006, we provide hosted services under contracts with 41 wireless carrier networks, as well as VoIP service providers. We also earn subscriber revenue through wireless applications including our Rand McNallytm Traffic application which is available via all major U.S. wireless carriers. We earn carrier software-based systems revenue through the sale of licenses, deployment and customization fees and maintenance fees. Pricing is generally based on the volume of capacity purchased from us by the carrier. As of December 31, 2006, we had deployed 84 of our software systems in use by wireless carrier networks around the world, including those of Verizon Wireless, T-Mobile, Telefonica and its affiliate Vivo, Alltel, and Hutchison Whampoa’s “3” brand third generation networks. We also provide carrier technology on a hosted or service bureau basis.

Government Segment:  Since our founding in 1987 we have provided communication systems integration, information technology services, and software solutions to the U.S. Department of Defense and other government customers. We also own and operate secure satellite teleport facilities, and resell access to satellite airtime (known as space segment.) We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink® deployable communication systems which incorporate high speed, satellite, and internet protocol technology. More than 900 of our SwiftLink® deployable communication systems are in use for security, defense, and law enforcement around the world. We believe that our ability to provide teleport, deployable device, and integration capability from a single source is uniquely compelling.

Discontinued Operations.  The Enterprise division, formerly part of our Commercial Segment, generates subscriber revenue as a reseller of Research in Motion’s BlackBerry® devices and service, and as a provider of wireless client device software applications, including real-time wireless delivery of financial market data. The Enterprise division software uses a proprietary Fusiontm behind-the-enterprise-firewall platform uniting messaging, synchronization and web technologies, and its 20/20 Deliverytm application enables package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery. Effective January 1, 2007, sales of two of the three operating units were completed and are described more fully in Note 24 — Subsequent Events to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K. The third unit, which the company is continuing to work with an investment banker to sell, provides wireless data solutions that include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers. The third operating unit will continue to be classified as discontinued operations until it is sold, which is expected to occur within the next twelve months. See “Recent Developments” above and Note 24 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

We currently have 52 patents, primarily for wireless messaging and location technology, and over 150 patent applications pending. We employ approximately 600 people.

SwiftLink®, Xypoint®, Enabling Convergent Technologies® Wireless Internet Gatewaytm, 20/20 Deliverytm, Fusiontm, and mobeotm are trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Annual Report on Form 10-K also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.

I.	Commercial Segment:

A.	Commercial Product and Service Offerings

1. Commercial services. We own and lease network operation centers that host software for which customers make recurring monthly usage payments. Our hosted offerings include wireless and Voice over IP E9-1-1, and commercial location-based applications. Through wireless carriers, we sell subscriptions to services using our client software applications such as Traffic Matterstm, sometimes in collaboration with owners of related brand names such as Rand McNally.

a. Hosted Location-Based Services, including E9-1-1. Our E9-1-1 service bureau works with wireless carriers and local emergency services in compliance with the Federal Communication Commission requirements. When a wireless subscriber covered by this service makes an E9-1-1 call from his or her wireless phone, the software (1) identifies the call as an emergency call, (2) accesses the handset’s location information from the wireless network (either imprecise or precise), (3) routes the call to the appropriate E9-1-1 jurisdiction, (4) translates the information into a user friendly format, and (5) transmits the data to the local emergency service call center. Our E9-1-1 service operates on a platform that resides at our network operations center in Seattle, Washington with data center redundancy in Phoenix, Arizona. As of December 31, 2006, we are under contract to provide E9-1-1 services to 38 wireless carriers, including Verizon and Cingular. We are also under contract to provide E9-1-1 service to 13 Voice over IP service providers, including Vonage and VoIP, Inc.

b. Customer subscriptions to application-based services such as Traffic and Points-of-Interest. TCS’ strategy is to have a suite of location-based applications that carrier subscribers may select and for which they pay recurring monthly fees. TCS has launched on multiple U.S. carriers a real-time traffic application called Traffic Matterstm and StreetFinder, a downloadable mobile application that delivers easy access to maps, directions and directory listings for the entire United States. Both applications are sold under the Rand McNally brand. TCS expects to launch other location-based applications in 2007 including navigation.

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

d. Location-based technical service projects. We provide telematic location database maintenance services for DENSO Corporation of Japan, (a global supplier to the automotive industry) through the compilation of geographic information databases used in DENSO’s in-vehicle navigation systems that are in products including Toyota, Lexus, Land Rover and Lincoln brands.

2. Commercial Licensed Software-based Systems: We design and develop software products for wireless carrier and enterprise networks that enable the delivery of secure and personalized content, services, and transactions to wireless devices. We design our software using industry standards for easy implementation, customization, and interoperability with other network components. Most of our commercial software is now designed and delivered together with third-party software and related hardware, which is integrated into new and existing networks by our engineers. Our commercial software-based system offerings include:

a. Xypoint® Location Platform (XLP) and Applications for Location-based Services: Our Xypoint® Location Platform system interacts with the wireless network to extract location information (the “X/Y” coordinates) of the user’s device. In order to determine a user’s location with sufficient precision for public safety compliance and for commercial location-based applications, our technology interacts with network triangulation software which some carriers have added to cell towers and switches in the network; it can also work with networks that have incorporated Assisted GPS systems that use Global Positioning System (GPS) chips in user handsets. Our platform also provides privacy controls so that the wireless device user controls access to the user’s location information. The “X/Y” information extracted from networks by our XLP is used by application software including E9-1- 1, driving directions, identification of locations near the end user (such as gas stations, restaurants, or hotels), and locating other network subscribers near the user’s current position.

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

The FCC’s E9-1-1 Mandates. We are one of the two leading providers of E9-1-1 service to wireless and VoIP service providers in the U.S. The ability to call for help or communicate with family members in need is the primary reason many people cite for having a wireless phone. A key to enhancing personal safety through a cell phone is the availability of E9-1-1 wireless capabilities. In 1996, the Federal Communications Commission (FCC) mandated the adoption of E9-1-1 technology by wireless carriers. In June 2005, the FCC ordered providers of interconnected VoIP service to provide E9-1-1 services to all of their customers as a standard feature of the service, rather than as an optional enhancement. The FCC requires wireless carriers to issue quarterly reports as to their progress and compliance with FCC-mandated deployment schedules. We are under long-term contracts, usually three to five years, with 38 wireless and 13 VoIP service providers, including all of the four largest wireless carriers in the United States.

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

Growing Use of Commercial Location-Based Wireless Services (LBS). A driver of wireless communications growth is the delivery of timely, highly specialized, interactive and location-specific information. Technology incorporated in a growing number of networks and handsets now enables determination of the handset’s location with sufficient precision to allow useful applications beyond public safety’s E9-1-1. Wireless users benefit from the ability to receive highly customized location-specific information in response to their queries or via targeted opt-in content delivered to the wireless device. Enterprises benefit from wireless location technology by utilizing routing and tracking applications for their mobile field forces. Our software provides wireless location solutions to mobile operators today through our Xypoint® Location Platform (XLP.) This technology is being used, via interconnection with XLP systems hosted in our company’s network operations, by Sprint in the U.S. and Iusacell in Mexico. Our XLP systems are deployed in Alltel, six of Hutchison Whampoa’s “3”tm networks, Telefonica’s Vivo network in Brazil, and the Altel network in Kazakhstan.

Growing Use of Short Messaging, E-mail and Internet Applications. E-mail and short messaging services (SMS) are increasingly important means of communication, with both the number of users and messages per individual are projected to increase significantly. Mobile operators in the United States are experiencing rapid SMS traffic growth, according to statistics from mobile operators. The Internet and internal corporate data networks, or intranets, have emerged as global communications channels that allow users to share information and conduct business transactions electronically. We provide solutions for mobile operators to receive and route e-mail and SMS messages through our Short Message Service Center and Wireless Messaging Gateway systems.

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

•	Expand Our Sales and Marketing Relationships. We are developing relationships with communication infrastructure providers in order to expand our sales channels for our carrier software products and services. We have historically leveraged our strategic relationships with original equipment manufacturers to market our Commercial Segment products to wireless carriers worldwide. We are adding partnerships for our location technologies.

•	Grow Our Wireless Carrier and Voice Over IP Customer Base. We now serve or are under contract with 55 wireless carrier networks in 15 countries, and with 13 VoIP service providers. We intend to expand our domestic and international carrier base by capitalizing on our relationships with original equipment manufacturers and establish new distribution partnerships and by expanding our own sales and marketing initiatives. We will continue to develop network software for wireless carriers that operate on all major types of networks.

•	Leverage Our Expertise in Accessing Information Stored Inside Wireless Networks. We will continue to leverage our knowledge of complex call control technology, including Signaling System 7 and Internet protocol standards, to unlock valuable information such as user location, device on/off status, and billing and transaction records that reside inside wireless networks and are difficult to retrieve and utilize. Using this information, we intend to expand the range of capabilities that wireless data technology can accomplish for our customers.

•	Develop and Enhance Our Technology. We will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications. As of January 1, 2007, our staff included approximately 400 personnel with technical expertise in wireless network, client software development, hosted wireless operations, satellite-based communication technology and integrated network solutions. We also have research and development relationships with wireless handset manufacturers, wireless carriers, and content and electronic commerce providers. Our Xypoint® platform architecture efficiently integrates our presence, location, call control and messaging technology, resulting in reduced costs, increased reliability, more efficient deployments, compatibility with our existing products and a migration path to third-generation services.

•	Pursue Select Acquisitions. We intend to continue to selectively pursue acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base.

II.	Government Segment:

A.	Government Products and Services

1. Government Services. We enter into fee-for-service contracts under which revenue is generated based on contract labor billing rates or based on fixed fees for deliverables. These services, typically under multi-year contracts or contract vehicles, include:

a. Network Operation and Telecom Expense Management Support. We design, install, and operate networks that integrate computing and communications, including systems that provide communications via both satellite and terrestrial links. We can provide complete network installation services from cabling infrastructure to complex communications system components. We also provide ongoing network operation and management support services including telecom expense management under multi-year contracts with government customers.

b. Custom Software. We develop custom software applications to support specific customer requirements. We have historically tailored enhancements of our software products for wireless carrier customers and developed custom applications for government agencies.

c. Secure Satellite Teleport Data Landing and Transmission Services. We own and operate high-speed satellite communications teleports in Baltimore, Maryland and Manassas, Virginia that are connected to the public switched telephone network. These facilities provide transport services for Internet protocol (IP)-based media content consisting of Voice over IP (VOIP), Internet, video and messaging data using Very Small Aperture Terminal (VSAT) satellite technology as part of our communication solutions for our customers. For some customers we purchase space segment and resell it to customers using our facilities.

d. Maintenance Services. We offer basic and extended maintenance services related to our SwiftLink® products and customized deployable communication systems.

2. Government Systems. We have designed and produced SwiftLink®, a lightweight, satellite-based secure communication system, which can be immediately deployed in remote areas where other means of reliable communications may not be available. SwiftLink® provides secure voice, video and data communications for up to eight people and a single person can deploy the system in less than ten minutes, creating critical communication channels from any location around the world. Uses include: emergency response, news reporting, public safety, drilling and mining operations, field surveys and other activities that require remote capabilities for video and data transmission. Integration work which typically accompanies customer purchases of our secure deployable systems is reported together with the system sales revenue. The Broadband Global Area Network upgrade of the Inmarsat satellite constellation, which enables lower cost Internet protocol traffic with broader band capability, expands our opportunity for SwiftLink® sales volume.

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

Customers

Commercial Segment. Our commercial customers include wireless telecommunications carriers in the United States and foreign countries, either directly or through our channel partners. We provide licensed software-based systems, and hosted service bureau offerings in our Commercial segment to carriers around the world. Our wireless carrier customers include Verizon Wireless (20% of total 2006 revenue from continuing operations), Cingular Wireless (10% of total 2006 revenue from continuing operations), Sprint, and the Hutchison Whampoa third generation “3” brand networks. Customers for our Voice Over IP E9-1-1 services include Vonage and Level 3. Our sales efforts target wireless and Voice over IP service providers around the world.

Government Segment. Our major Government Segment customers include units of the U.S. Departments of Defense, Justice, and State, the General Services Administration, the City of Baltimore, and Northrop Grumman. In the aggregate, U.S. federal government entities accounted for 25% of total 2006 revenue from continuing operations.

Backlog

As of December 31, 2006 and 2005, we had unfilled orders, or backlog, as follows:

	December 31,
($ in millions)	2006	2005

Commercial segment	$42.8	$69.0
Government segment	40.9	52.8

Total backlog	$83.7	$121.8

Expected to be realized within 12 months	$51.3	$59.1

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

Sales and Marketing

We sell our products and services through our direct sales force and through indirect channels. Our direct sales force consists of approximately 35 professionals in the U.S. and Europe. We have also historically leveraged our relationships with original equipment manufacturers (OEMs) to market our commercial systems to wireless carrier customers. These indirect sales relationships include Lucent, Ericsson, Motorola and Qualcomm. During the indirect sales process, as well as during installation and maintenance, we have extensive direct contact with prospective carrier customers.

We are pre-qualified as an approved vendor for some government contracts, and some of our products and services are available to government customers via the General Services Administration’s Information Technology Schedule 70, and the Worldwide Satellite Services (WWSS) and the Space and Naval Warfare Foreign Military Sales (SPAWAR FMS) contract vehicles. We collaborate in sales efforts under various arrangements with integrators including General Dynamics and SAP. Our marketing efforts also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.

Competition

The markets for our products and services are competitive. The adoption of industry standards may make it easier for new market entrants to compete with us. We expect that we will continue to compete primarily on the basis of the functionality, breadth, time to market, ease of integration, price, and quality of our products and services, as well as our market experience and reputation. The market and competitive conditions are continually developing. Our software products compete with many similar products provided by other companies. It is difficult to present a meaningful comparison between our competitors and us because there is a large variation in revenue generated by different customers, different products and services, as well as the different combinations of products and services offered by our competitors. We cannot, therefore, quantify our relative competitive position.

Our current and potential competitors include:

•	Commercial Segment. West Corporation’s Intrado subsidiary, Ericsson, Openwave, Logica CMG, Huawei Technologies, Comverse, NEC, InfoSpace. Enterprise division competitors include IBM, Bloomberg, and UPS Logistics.

•	Government Segment. Computer Sciences Corporation; Electronic Data Systems Corporation; Keane, Inc.; Northrop Grumman; DataPath, Tactical Communications, a division of Sierra Nevada Corporation, Globecomm Systems, Inc.

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

Research and Development

Our success depends on a number of factors, which include, among other items, our ability to identify and respond to emerging technological trends in our target markets, to develop and maintain competitive products, to enhance our existing products by adding features and functionality that differentiate the products from those of our competitors, and to bring products to market on a timely basis and at competitive prices. As of January 1, 2007, our overall staff included approximately 400 professionals with technical expertise in wireless network, client software development and satellite-based communication technology. Since 1996, we have made substantial investments in wireless application research and development, most of which has been devoted to the development of carrier and enterprise network software products and services. We are primarily focusing our current research and development investments in cellular location-based technology, including E9-1-1 technology. We actively support existing telecommunications standards and promote new telecommunications standards in order to expand the market for wireless data. We actively participate in wireless standards-setting organizations including the Open Mobile Alliance, and we are represented on the Board of Directors for the E9-1-1 Institute. In 1996, we co-founded the Intelligent Network Forum, an organization dedicated to expanding the role of intelligent networks in telecommunications. As part of our strategy to expand the role of short messaging, we co-founded the Short Message Peer-to-Peer Forum in 1999. For the years ended December 31, 2006, 2005, and 2004, our research and development expense in continuing operations was $12.6 million, $13.9 million, and $18.0 million, respectively.

Certain of our government customers contract with us from time to time to conduct research on telecommunications software, equipment and systems.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, service mark, and trade secret laws and restrictions to establish and protect certain proprietary rights in our products and services.

We currently hold 52 issued patents relating to wireless text messaging, inter-carrier messaging, number portability, and GPS ephemeris data, emergency public safety data routing and electronic commerce. We have filed more than 150 additional patent applications for certain apparatus and processes we believe we have invented to enable key features of the locations services, wireless text alerts, Financial Market Data, Short Message Service Center, Prepaid Wireless, mobile-originated data and E9-1-1 network software. There is no assurance that these patent applications will result in a patent being issued by the U.S. Patent and Trademark Office or other patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. Additionally, foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed. We expect to sell four foreign patents along with the sale of the Enterprise division, and royalty-free rights to use some of our domestic patents. In addition, we have engaged an intellectual capital merchant bank to assist us in selling or licensing certain of our patents covering technology that the company does not currently plan to use, and we are taking measures to protect the existing patent rights from infringement.

Under our development agreement with Lucent, we developed the Short Message Service Center software in 1996. Under the development agreement, we share ownership rights in this software application with Lucent. The scope of each party’s ownership interest is subject to each party’s various underlying ownership rights in intellectual property and also to confidential information contributed to the applications, and is subject to challenge by either party.

As a member of various industry standard-setting forums, we have agreed to license certain of our intellectual property to other members on fair and reasonable terms to the extent that the license is required to develop non-infringing products under the specifications promulgated by those forums.

Employees

As of December 31, 2006, we had approximately 600 employees, of which 591 were full-time and 9 were part-time. We believe relations with our employees are good. None of our employees is represented by a union.

Geographical Information

During the fiscal years ended December 31, 2006, 2005 and 2004, our total revenues generated from products and services of our continuing operations in the U.S. were $117.6 million, $95.3 million, and $90.5 million, respectively, and our total revenues generated from products and services outside of the U.S. from our continuing operations were $7.3 million, $6.9 million, and $6.4 million, respectively. As of December 31, 2006, 2005 and 2004, essentially all of the long-lived assets of our continuing operations were located in the U.S.

During the fiscal years ended December 31, 2006, 2005 and 2004, total revenues generated from products and services of our Enterprise division in the U.S. were $22.1 million, $23.1 million and $39.8 million, respectively, and our total revenues generated from products and services of our Enterprise division outside of the U.S. were $3.9 million, $5.0 million and $6.2 million, respectively. As of December 31, 2006, 2005 and 2004, our Enterprise division had approximately $1.8 million, $2.2 million and $2.8 million, respectively, of assets located outside the U.S.

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

We incurred net losses (including discontinued operations) of $21.7 million, $11.5 million and $18.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, we had an accumulated deficit of $183 million. We have never declared or paid cash dividends on our Class A common stock and do not currently anticipate paying any cash dividends on our Class A common stock in the foreseeable future. We expect to incur significant expenses in the near term, especially due to product development, sales and marketing and administrative expenses. Therefore, we will need to generate significant additional revenue and control costs to achieve and sustain profitability on a quarterly or annual basis. If we are not able to increase revenue or control costs, our operating results and profitability could be adversely affected.

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

Our E9-1-1, hosted location-based services and mobile asset delivery operations depend on our ability to maintain our computer and telecommunications equipment and systems in effective working order, and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, sabotage, unauthorized access to our system or similar events. Although all of our mission-critical systems and equipment are designed with built-in redundancy and security, any unanticipated interruption or delay in our operations or breach of security could have a material adverse effect on our business, financial condition and results of operations.

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

To date, the largest customers for our product and service offerings in terms of revenue generated have been Cingular Wireless, Sprint, Hutchison 3G, Verizon Wireless, and the U.S. government. For the fiscal years ended December 31, 2006 and 2005, each of Verizon Wireless, Cingular Wireless and the U.S. government accounted for 10% or more of our total revenue. For the year ended December 31, 2004, each of Verizon Wireless and the U.S. government accounted for 10% or more of our total revenue. We expect to generate a significant portion of our total revenue from these customers for the foreseeable future. For the year ended December 31, 2006, the largest customers for our Commercial Applications Segment were Verizon Wireless and Cingular Wireless, and the largest customers for our Government Segment were various U.S. government agencies.

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

We have announced strategic partnerships with Motorola and Alcatel-Lucent, and are working on additional partnerships to provide supplemental channels for the marketing and sale of our software applications. Our growth depends on maintaining relationships with these partners and on developing other distribution channels. The loss of any of these partners would have a material adverse impact on our business.

Because our business may not generate sufficient cash to fund operations, we may not be able to continue to grow our business if we are unable to obtain additional capital when needed.

We believe that our cash and cash equivalents, and our bank line of credit, coupled with the funds anticipated to be generated from operations will be sufficient to finance our operations for at least the next twelve months. Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditures requirements beyond the next twelve months, unanticipated events could cause us to fall short of our capital requirements. In addition, such unanticipated events could cause us to violate our bank line of credit covenants causing the bank to foreclose on the line and/or opportunities may make it necessary for us to return to the public markets, or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements. We cannot assure you that we will be able to raise additional capital in the future on terms acceptable to us, or at all.

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

Our quarterly revenue and operating results are difficult to predict and are likely to fluctuate from quarter-to-quarter. For example, 2003 revenues of our Government Segment (formerly our Network Solutions Segment) were higher in the second half of the year than in the first half, whereas its 2004 revenues were higher in the first half of the year than in the second. In 2005, Revenues from our Government Segment were significantly higher in the second half of the year than in the first half. In addition, we generally derive a significant portion of wireless carrier license revenue in our Commercial Applications segment from initial license fees. The initial license fees that we receive in a particular quarter may vary significantly. As these projects begin and end, quarterly results may vary. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our Class A common stock. Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the market price of our stock may fall.

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

Sales to various agencies of the U.S. government accounted for approximately 38% of our total revenue for the fiscal year ended December 31, 2006, all of which was attributable to our Government Segment. Our ability to earn revenue from sales to the U.S. government can be affected by numerous factors outside of our control including:

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

We have in the past acquired a number of businesses and technologies, and we may in the future acquire or make investments in other companies, services and technologies. Any acquisitions, strategic alliances or investments we may pursue in the future will have a continuing, significant impact on our business, financial condition and operating results. The value of the companies or assets that we acquire or invest in may be less than the amount we paid if there is a decline of their position in the respective markets they serve or a decline in general of the markets they serve. If we fail to properly evaluate and execute acquisitions and investments, our business and prospects may be seriously harmed. To successfully complete an acquisition, we must:

•	properly evaluate the technology;

•	accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses;

•	integrate and retain personnel;

•	retain and cross-sell to acquired customers;

•	combine potentially different corporate cultures; and

•	effectively integrate products and services, and research and development, sales and marketing and support operations.

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

We could incur additional costs or be required to reclassify prior earnings in selling, or if we are unable to sell, our discontinued operations.

If we are unable to find a buyer for our discontinued operations at a favorable price or at all, we may incur additional costs to close the business, or if we decide to restructure and continue the business, we may be required to restate our financial reports for the periods in which we previously reported the business as discontinued operations.

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

The applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, taxation, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws, may have a material adverse effect on our business, results of operations and financial condition. Additionally, modifications to our business plans or operations to comply with changing regulations or certain actions taken by regulatory authorities might increase our costs of providing our product and service offerings and materially adversely affect our financial condition.

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

The FCC has determined that VoIP services are not subject to the same regulatory scheme as traditional wireline and wireless telephone services. If the regulatory environment for VoIP services evolves in a manner other than the way we anticipate, our E9-1-1 business would be significantly harmed and future growth of our business would be significantly reduced. For example, many states provide statutory and regulatory immunity from liability for wireless and wireline E9-1-1 service providers but provide no express immunities for VoIP E9-1-1 service providers. Additionally, the regulatory scheme for wireless and wireline service providers require those carriers to allow service providers such as us to have access to certain databases that make the delivery of an E9-1-1 call possible. No such requirements exist for VoIP service providers so carriers could prevent us from continuing to provide VoIP E9-1-1 service by denying us access to the required databases.

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

Increasingly our products will be used to create or transmit secure information and data to and from wireless devices. For example, our software can be used to create private address lists and to provide the precise location of an individual. To protect private information like this from security breaches, we may incur significant costs. If a third party were able to misappropriate our proprietary information or disrupt our operations, we could be subject to claims, litigation or other potential liabilities that could materially adversely impact our business. Further, if an individual is unable to use our service to receive the precise location in a health or life-and-death situation, or if our service provides the wrong information, we could be subject to claims, litigation or other potential liabilities that could materially adversely impact our business.

The wireless data services provided by our Commercial Applications segment are dependent on real-time, continuous feeds from map and traffic data vendors and others. The ability of our subscribers to receive critical location and business information requires timely and uninterrupted connections with our wireless network carriers. Any disruption from our satellite feeds or backup landline feeds could result in delays in our subscribers’ ability to receive information. We cannot be sure that our systems will operate appropriately if we experience a hardware or software failure, intentional disruptions of service by third parties, an act of God or an act of war. A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve material costs and distract management from operating our business.

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

Our success and competitive position depends in large part upon our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of patent, copyright, trademark, service mark, trade secret laws, confidentiality provisions and various other contractual provisions to protect our proprietary rights, but these legal means provide only limited protection. Although a number of patents have been issued to us and we have obtained a number of other patents as a result of our acquisitions, we cannot assure you that our issued patents will be upheld if challenged by another party. Additionally, with respect to any patent applications which we have filed, we cannot assure you that any patents will issue as a result of these applications. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it, and we may be exposed to expensive litigation or risk jeopardizing our competitive position. Similarly, third parties could claim that our future products or services infringe upon our intellectual property rights. Claims like these could require us to enter into costly royalty arrangements or cause us to lose the right to use critical technology.

Our ability to protect our intellectual property rights is also subject to the terms of any future government contracts. We cannot assure you that the federal government will not demand greater intellectual property rights or restrict our ability to disseminate intellectual property. We are also a member of standards-setting organizations and have agreed to license some of our intellectual property to other members on fair and reasonable terms to the extent that the license is required to develop non-infringing products.

Pursuing infringers of our intellectual property rights can be costly.

Pursuing infringers of our proprietary rights could result in significant litigation costs, and any failure to pursue infringers could result in our competitors utilizing our technology and offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Protecting our know how is difficult especially after our employees or those of our third party contract service providers end their employment or engagement. Attempts may be made to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent the misappropriation of our technology or prevent others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult and expensive. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. The costs and diversion of resources could significantly harm our business. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

Third parties may claim we are infringing their intellectual property rights, and we could be prevented from selling our products, or suffer significant litigation expense, even if these claims have no merit.

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we, our products, operations or any products or technology we obtain from other parties are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology and products. From time to time we receive letters from third parties that allege we are infringing their intellectual property and asking us to license such intellectual property. We review the merits of each such letter, none of which has resulted in litigation as of the date of this report. However, any litigation regarding patents, trademarks, copyrights or intellectual property rights, even those without merit, could be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products or enter into licensing arrangements with third parties, which may be costly or impractical. This also may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development and sale of certain of our products or services and may result in a material loss of revenue.

The security measures we have implemented to secure information we collect and store may be breached, which could cause us to breach agreements with our partners and expose us to potential investigation and penalties by authorities and potential claims by persons whose information was disclosed.

We take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access despite our efforts. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed under existing and proposed laws. We also may be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed.

Risks Related to Our Capital Structure and Common Stock

A majority of our Class A common stock is beneficially owned by a small number of holders, and those holders could thereby transfer control of us to a third party without anyone else’s approval or prevent a third party from acquiring us.

We have two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock generally have the same rights as holders of Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have three votes per share. As of February 28, 2007, Maurice B. Tosé, our President, Chief Executive Officer and Chairman of the Board, beneficially owned 7,757,672 shares of our Class B common stock and 1,482,909 shares of our Class A common stock. Therefore, in the aggregate, Mr. Tosé beneficially owned shares representing approximately 43.18% of our total voting power, assuming no conversion or exercise of issued and outstanding convertible or exchangeable securities held by our other shareholders. Accordingly, on this basis, Mr. Tosé controls us through his ability to determine the outcome of elections of directors, amend our charter and by-laws and take other actions requiring stockholder action, including mergers, going private transactions and other extraordinary transactions. Mr. Tosé could, without seeking anyone else’s approval, transfer voting control of us to a third party. Such a transfer could have a material adverse effect on our stock price, and our business, operating results and financial condition. Mr. Tosé is also able to prevent a change of control regardless of whether holders of Class A common stock might benefit financially from such a transaction.

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

These provisions could delay, deter or prevent a potential acquirer from attempting to obtain control of us, depriving shareholders of an opportunity to receive a premium for Class A common stock. These provisions could therefore materially adversely affect the market price of our Class A common stock.

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

Statements in this report that are forward-looking include, but are not limited to, the following statements that (i) we believe the combined availability of teleport, deployable device, and integration capability from a single source is compelling and that because of our company’s portfolio of software, patented intellectual property and teams of wireless and encryption specialists we believe this gives us a competitive advantage, (ii) we expect to launch other location-based applications in 2007 including turn-by-turn navigation, (iii) we plan to continue to develop and sell software and engineered systems which we will deliver through deployment in customer networks or through hosted and subscription business models and we believe that our software is positioned for early adoption by carriers, (iv) wireless growth is expected to continue to increase in all regions around the world for the foreseeable future, (v) both the number of users and messages per individual are projected to increase significantly, (vi) we will continue to develop network software for wireless carriers that operate on all major types of networks, (vii) we will continue to leverage our knowledge of complex call control technology, including Signaling System 7 and Internet protocol standards, to unlock valuable information such as user location, device on/off status and billing and transaction records that reside inside wireless networks, (viii) we will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications, (ix) we intend to continue to selectively pursue acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base, (x) federal agencies, as well as state and local governments, are increasingly contracting with specialist teams for functions such as network management, and for long-term projects such as software development and systems integration, (xi) we expect to realize $51.3 million of backlog within the next 12 months, (xii) we expect to complete the sale of the third Enterprise division during 2007, (xiii) we believe we have sufficient capital resources to meet our anticipated cash operating expenses, working capital and capital expenditure and debt services needs for the next twelve months, (xiv) we believe our capitalized research and development expense will be recoverable from future gross profits generated by the related products, (xv) we believe our intellectual property assets are valuable and may realized revenue from patent infringement claims; (xvi) the WWSS contract is expected to contribute to significant sales growth, (xvii) expectations about the amount of future non-cash stock compensation, and (xviii) statements about financial covenants related to our loan agreements. Other such statements include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach profitability as early as anticipated or at all, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) develop software without any errors or defects, (vi) protect our intellectual property rights, (vii) implement our business strategy, (viii) realize backlog, and (ix) achieve continued revenue growth in the foreseeable future for our E9-1-1 business. This list should not be considered exhaustive.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive office is located in Annapolis, Maryland in a 27,000 square foot facility under a lease expiring in March 2008. We have a second 26,000 square foot facility in Annapolis, Maryland under a lease expiring in April 2011. The Annapolis facilities are utilized for the executive and administrative offices, as well as portions of our Commercial and Government segments. Other leased facilities include a 33,000 square foot facility in Owings Mills, Maryland under a lease expiring March 2008, a 46,000 square foot facility in Seattle, Washington under a lease expiring in September 2010, an 11,000 square foot facility in Oakland, California under a lease expiring May 2007, and a 10,000 square foot facility in Tampa, Florida under a lease expiring in December 2009. We also lease a hosting facility in Phoenix, Arizona in a 1,500 square foot office under a lease that expires in February 2008, which is utilized by our Commercial segment. Leases for European offices have been assigned to the buyer of one of the subscriber units sold effective January 1, 2007 but we have retained a portion of the 7,000 square foot office facility in London until that lease expires in December 2008 or until a subtenant has been located.

In addition to the leased office space, we own a 7-acre teleport facility in Manassas, Virginia, and lease space in Baltimore, Maryland utilized for teleport services primarily to our Government segment customers.

Item 3.	Legal Proceedings

In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. Telecommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our Class A Common Stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate our Class A Common Stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of our Class A Common Stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and that the underwriters violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. On February 15, 2005, the District Court issued an Order preliminarily approving a settlement agreement among class plaintiffs, all issuer defendants and their insurers, provided that the parties agree to a modification narrowing the scope of the bar order set forth in the settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision, and have informed the District Court that they would like to be heard by the District Court as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. We intend to continue to defend the lawsuit until the settlement has received final approval or the matter is resolved otherwise. More than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us, and we believe that the majority of those companies will participate in the same settlement if approved.

In October 2006, two former shareholders of Xypoint Corporation sued the former officers and directors of that corporation for breach of fiduciary duty and violation of certain Washington state securities and consumer protection acts when they approved, and recommended that shareholders approve, the merger of Xypoint into TeleCommunication Systems, Inc. The plaintiffs request unspecified damages. The merger agreement from 2001 provided that we would indemnify the officers and directors of Xypoint for a period of six years after the merger (ending January 2007) for their actions in approving the merger. In December 2006, the complaint was amended to include TCS as a defendant, as the successor-in-interest to Xypoint Corporation and Windward Acquisition Corporation (our acquisition subsidiary), both extinguished corporations. We have purchased Directors and Officers insurance policies to cover claims against the former officers and directors of Xypoint and us, and believe that one or both of those insurance policies may cover some or all of the costs of this lawsuit. We intend to defend the lawsuit vigorously, but can make no assurances that the outcome will be favorable to us or that the insurance policies will be sufficient to cover the costs incurred or any judgment amounts that may result.

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

Our Class A Common Stock has been traded on the NASDAQ Global Market under the symbol “TSYS” since our initial public offering on August 8, 2000. The following table sets forth, for the periods indicated, the high and low closing prices for our Class A Common Stock as reported on the NASDAQ Global Market:

	High	Low

2007
First Quarter 2007 (through February 28, 2007)	$3.82	$2.99
2006
First Quarter 2006	$2.56	$2.00
Second Quarter 2006	$3.26	$2.23
Third Quarter 2006	$2.83	$2.03
Fourth Quarter 2006	$3.58	$2.66
2005
First Quarter 2005	$3.22	$2.12
Second Quarter 2005	$2.65	$2.17
Third Quarter 2005	$3.01	$2.27
Fourth Quarter 2005	$2.84	$2.12

As of February 6, 2007, there were approximately 323 holders of record of our Class A Common Stock, and there were 8 holders of record of our Class B Common Stock.

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

Change in Securities and Use of Proceeds

On January 13, 2004, we purchased the Enterprise Division of Aether Systems, Inc. (the “Enterprise Acquisition”). Consideration for the acquisition was valued at approximately $22 million, consisting of $18 million in cash, a $1 million note payable, approximately $2 million of costs directly related to the acquisition, and 204,020 newly issued shares of Class A Common Stock. Concurrent with the Enterprise Acquisition, we closed on $21 million of financing with two accredited institutional investors, which included a subordinated convertible debenture with stated principal of $15 million, bearing interest at a stated rate of 3% per annum and due in lump sum on January 13, 2009 (the “Debenture”), 1,364,288 newly issued shares of Class A Common Stock and warrants to purchase 341,072 shares of Class A Common Stock at a strike price of $6.50 expiring in January 2007. The Debenture provided for an original conversion price of $5.38 per share, subject to adjustment. The Debenture was converted to common equity in December 2004.

On August 30, 2004 we entered a Securities Purchase Agreement (the “August 2004 Securities Purchase Agreement”) with the same third-party investors who purchased our securities used to finance the Enterprise Acquisition. Pursuant to the August 2004 Securities Purchase Agreement, we raised $10 million in cash through the sale of 2,500,000 shares of our Class A Common Stock. We used the majority of the proceeds from this offering to fund the acquisition of Kivera, Inc. on September 20, 2004 as described in Note 3 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K and for a $1 million cash fee paid in connection with a Waiver Agreement signed on the same day.

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

The warrants issued in the January 2004 financing described above contain provisions requiring an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of the new warrants in March 2006. Consequently, the warrants from 2004 were adjusted to a purchase price of $2.50 per share and the total number of January 2004 warrants outstanding was adjusted to 886,787. In January 2007, the holders of the warrants issued in 2004 exercised those warrants and 886,787 shares were issued.

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

Issuer Purchases of Equity Securities

The following graph compares the cumulative total shareholder return on the Company’s Class A Common Stock with the cumulative total return of the Nasdaq Global Market U.S. Index and a mobile data index prepared by the company of the following relevant publicly traded companies in the commercial and government sectors in which we operate: Infospace, Inc.; Openwave Systems, Inc.; Sybase, Inc.; Comverse Technology Inc.; Nci Inc.; Globecomm Systems Inc.; NeuStar, Inc.; Mapinfo Corp.; and Syniverse Holdings, Inc. (the “New Peer Group”)

The Composition of the Mobile Data Index has been changed from last year (the “Old Peer Group”) as follows: 724 Solutions Inc. is no longer publicly traded; @Road, Inc. has been acquired by Trimble Navigation Limited; Intellisync Corporation was purchased by Nokia, Inc.; and Intrado, Inc. was purchased by West Corporation. GoAmerica, Inc., Novatel Wireless, Inc., Research in Motion Limited and Semotus Solutions, Inc. are in the business of offering products and services to enterprises, a market which we no longer pursue.

The information provided is from January 1, 2001 through December 31, 2006. The graph for the “Old Peer Group” may not be meaningful because there is no 2006 data available for companies which are no longer publicly traded and the data for the remaining companies in the “Old Peer Group” therefore may not be comparably balanced for 2006 when compared to prior years.

The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Item 6. Selected Financial Data

The table that follows presents portions of our consolidated financial statements. You should read the following selected financial data together with our audited Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the more complete financial information included elsewhere in this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 from our consolidated financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm, and which are included in Item 15 of this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002, from our audited financial statements which are not included in this Form 10-K. As described in Note 1 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K, in connection with the reclassification of the Enterprise division as discontinued operations, we have reclassified prior periods for comparability purposes. Additionally, in connection with the realignment of our segments in 2004, we reclassified prior period revenues, direct cost of revenues, and gross profit for comparability with the two revenue categories we currently use to manage our business. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result of implementation of SFAS 123(R), our non-cash stock compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense in our continuing operations as well as discontinued operations as detailed in Note 2 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K. Non-cash stock compensation expense for prior periods has been reclassified to conform to the current year presentation.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions, except share and per share data)

Statement of Operations Data:
Revenue
Services	$88.4	$75.0	$60.2	$51.6	$35.7
Systems	36.6	27.2	36.7	40.5	56.3

Total revenue	124.9	102.2	96.9	92.1	92.0

Direct cost of services revenue	52.5	39.2	30.9	28.0	21.5
Direct cost of systems revenue	17.9	17.7	21.2	32.3	40.3

Total direct cost of revenue	70.4	56.9	52.1	60.2	61.7

Services gross profit	35.8	35.8	29.3	23.6	14.2
Systems gross profit	18.7	9.5	15.5	8.2	16.0

Total gross profit	54.5	45.2	44.8	31.8	30.3

Research and development expense	12.6	13.9	18.1	17.2	17.4
Sales and marketing expense	11.7	10.5	9.0	9.1	10.3
General and administrative expense	17.0	15.0	15.0	12.3	13.0
Depreciation and amortization of property and equipment	8.0	8.6	7.4	6.6	6.2
Amortization of goodwill and other intangible assets	0.1	0.1	—	0.5	0.6

Total operating costs and expenses	49.3	48.2	49.6	45.7	47.6

Income (loss) from operations	5.2	(3.0)	(4.8)	(13.9)	(17.3)
Interest expense	(3.2)	(1.2)	(3.2)	(1.1)	(0.9)
Debt conversion expense	—	—	(7.9)	—	—
Other (expense)/income, net	0.0	(0.1)	—	1.5	0.4

Income (loss) from continuing operations	2.0	(4.3)	(15.9)	(13.5)	(17.8)
Loss from discontinued operations	(23.7)	(7.2)	(2.6)	—	—

Net loss	$(21.7)	$(11.5)	$(18.5)	$(13.5)	$(17.8)

Income (loss) from continuing operations per share	$0.05	$(0.11)	$(0.48)	$(0.45)	$(0.61)
Loss from discontinued operations per share	$(0.60)	$(0.19)	$(0.08)	$—	$—

Net loss per share — basic	$(0.55)	$(0.30)	$(0.56)	$(0.45)	$(0.61)

Income (loss) from continuing operations per share	$0.05	$(0.11)	$(0.48)	$(0.45)	$(0.61)
Loss from discontinued operations per share	$(0.59)	$(0.19)	$(0.08)	$—	$—

Net loss per share — diluted	$(0.54)	$(0.30)	$(0.56)	$(0.45)	$(0.61)

Basic shares used in computation (in thousands)	39,430	38,823	33,381	29,796	29,149
Diluted shares used in computation (in thousands)	40,166	38,823	33,381	29,796	29,149

	As of December 31,
	2006	2005	2004	2003	2002
	(in millions)

Balance Sheet Data:

Cash and cash equivalents	$10.4	$9.3	$18.3	$18.9	$27.4

Working capital	25.4	27.5	20.2	28.5	31.7

Total assets	83.6	90.6	102.4	65.3	81.4

Capital leases and long-term debt (including current portion)	17.6	16.5	18.4	14.6	10.3

Total liabilities	48.6	41.5	42.9	28.4	33.8

Total stockholders’ equity	35.1	49.1	59.5	36.9	47.6

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

Overview and Recent Developments

Our business is reported across two market segments: (i) our Commercial Segment, which consists principally of enhanced communication services to and from wireless phones, location application software, our E9-1-1 application and other hosted services for wireless carriers and Voice Over IP service providers, and (ii) our Government Segment, which includes the design, development and deployment of information processing and communication systems and related services to government agencies. In addition, our business includes the Enterprise division, which we are currently in the process of selling, as explained below.

As of December 31, 2005, as a result of slower-than-anticipated market adoption of key technologies related to the Enterprise assets and management’s strategic decision to focus on our core technologies, we committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. in 2004. The plan was approved by our Board of Directors on December 29, 2005. Also in December 2005, we engaged an investment banker that is marketing the Enterprise assets. The Enterprise assets were comprised of three units. Two of the units were subscriber businesses, which sold BlackBerry® services and provided real-time financial market data to wireless device users under annual subscriber contracts in the U.S. and Europe, and a wireless data solutions for mobile asset management business. The two subscriber business units were sold effective January 1, 2007 to two different buyers, as more fully described in Note 24 — Subsequent Events to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K. The third unit provides wireless data solutions that include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers, and the company is continuing to work with an investment banker to sell the business. The operations and cash flows of the business will be eliminated from ongoing operations as a result of their sales, and the company does not expect to have any significant involvement in the operations after the disposal transaction. Accordingly, the assets, liabilities, and results of operations for the Enterprise assets have been reclassified to discontinued operations for all periods presented in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The operations of the Enterprise assets were previously included in our Commercial Segment.

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

Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue and gross profit. We derive revenue from the sales of systems and services including recurring monthly service and subscriber fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.

•	Gross profit represents revenue minus direct cost of revenue, including certain non-cash expenses. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, non-cash stock-based compensation, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of systems revenue from our Commercial Applications segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations including discontinued operations. Important sources of our liquidity have been cash raised from our 2006 debt financing and our 2004 financings in connection with our 2004 acquisitions, all as described below under “Liquidity and Capital Resources”, and borrowings under our bank credit agreement and lease financings secured for the purchase of equipment.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenues outstanding as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue

The following discussion addresses the revenue and cost of revenue for the two segments of our business. For information regarding the results of the Enterprise assets, see Discontinued Operations — Enterprise assets below.

Commercial Segment:

			2006 vs.			2005 vs.
			2005			2004
($ in millions)	2006	2005	$	%	2004	$	%

Services revenue	$59.7	$54.2	$5.5	10%	$44.7	$9.6	21%
Systems revenue	17.2	11.7	5.5	47%	13.1	(1.4)	(11%)

Total Commercial Segment revenue	77.0	65.9	11.1	17%	57.7	8.2	14%

Direct cost of services	31.4	25.9	5.5	21%	21.5	4.4	20%
Direct cost of systems	5.2	5.7	(0.5)	(9%)	5.8	(0.1)	(2%)

Total Commercial Segment cost of revenue	36.6	31.6	5.0	16%	27.3	4.3	16%

Services gross profit	28.3	28.3	0.0	NM	23.2	5.2	22%
Systems gross profit	12.0	6.0	6.0	100%	7.2	(1.3)	(18%)

Total Commercial Segment gross profit*	$40.3	$34.3	$6.0	18%	$30.4	$3.9	13%

Segment gross profit as a percent of revenue	52%	52%			53%

*	See discussion of segment reporting in Note 20 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K. (NM = Not meaningful)

Commercial Services Revenue and Cost of Revenue:

Our hosted offerings include our E9-1-1 service for wireless and Voice Over IP service providers, hosted Position Determining Entity (PDE) service, and hosted Location Based Service (LBS) applications. Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E9-1-1, PDE, VoIP and hosted LBS service fees are priced based on units served during the period, such as the number of customer cell sites served, the number of connections to Public Service Answering Points (PSAPs), or the number of customer subscribers served. In 2006, we expedited deployment of connections to PSAPs for VoIP and E9-1-1 service, and continued to increase the number of carriers and carrier billable units served. In addition, we increased revenue from our VoIP E9-1-1 and hosted LBS recurring services primarily due to new service contracts signed in mid-2005. These increases were partially offset by decreases in the average fee received per unit under pricing arrangements with some customers and the loss of a mid-tier wireless carrier customer during the third quarter of 2006. Subscriber service revenue is generated by client software applications for wireless subscribers such as Rand McNallytm Traffic. Maintenance fees on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.

Overall, commercial services revenue increased 10% in 2006 over 2005, due to increases in maintenance revenue from our installed base of commercial systems, and an increase in revenue from E9-1-1 services to Voice Over IP service providers, which more than offset a small decrease in revenue from E9-1-1 services to wireless carrier customers. The 21% increase in 2005 in the commercial service revenue over 2004 was due mainly to increases in Wireless E9-1-1 volume, commencement of Voice Over IP E9-1-1 service, a full year of subscriber revenue from the former Kivera business acquired by us in the third quarter of 2004, and an increase in maintenance revenue from cumulative growth in our installed base of systems.

The direct cost of our services revenue consists primarily of network access, data feed and circuit costs, compensation and benefits, equipment and software maintenance. The direct costs of maintenance revenue consists primarily of compensation and benefits expense. For the year ended December 31, 2006, the direct cost of services revenue increased 21% principally because we increased labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for VoIP. While we increased the number of cell sites, subscribers and PSAPs served, our circuit and data access costs were relatively consistent year to year. For the year ended December 31, 2006, the cost of circuit and other data access costs accounted for approximately 11% of total direct costs of hosted, subscriber, and maintenance revenues. The cost of circuit and other data access costs accounted for approximately 13% and 16% of the total direct costs of our commercial hosted, subscriber, and maintenance revenues for each of the years ended December 31, 2005 and 2004 respectively. Also, in 2006, in conjunction with the implementation of SFAS 123(R), $0.8 million of our non-cash stock compensation cost is included in the direct cost of revenue.

Commercial services gross profit in 2006 was about equal to that in 2005 ($28.3 million), as a slightly lower average margin offset the effect of 10% higher revenue. The 22% increase in 2005 in the commercial services gross profit over that of 2004 corresponds closely to the 21% increase in revenue in 2005.

Commercial Systems Revenue and Cost of Revenue

We sell communications systems for enhanced services to wireless carriers. These systems are designed to incorporate our licensed software. We design our software to ensure that it is compliant with all applicable standards, including the GSM/UMTS standards for location-based wireless services that were established in 2005 and, as such, we believe our software is positioned for early adoption by carriers.

Licensing fees for our carrier software are generally a function of its usage in our customer’s network. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. Systems revenues typically contain multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. We recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered the software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs or labor hours incurred compared to estimated total labor hours for contracts that have a significant component of third-party materials costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Software license fees billed and not recognized as revenue are included in deferred revenue. We may also realize license revenue as a result of infringement claims that we make in enforcing our patents. In the fourth quarter of 2006, we reached a settlement on our first patent infringement case.

Systems revenue increased 47% for the year ended December 31, 2006, largely as a result of higher messaging and location system license sales in 2006 than in 2005. In 2005, revenue from commercial systems sales decreased compared to 2004 primarily due a decrease in software license sales.

The direct cost of commercial systems consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. The direct costs of systems increased from

2004 to 2005 and 2005 to 2006 as a result of increases in amortization of software development costs of $0.4 and $0.5, respectively. Also, in 2006, as a result of the implementation of SFAS 123(R), $0.1 million of our non-cash stock compensation cost is included in the direct cost of revenue.

Our commercial systems gross profit was $12.0 million in 2006, more than double the $6.0 million in 2005 and higher than the $7.2 million in 2004. Systems gross margins are higher in periods when systems revenue includes a higher proportion of software licenses relative to third party system components and integration labor, as was the case in 2006. The lower revenue and related gross profit in 2005 was due to later than expected implementation of location-based service technology by wireless carriers. A larger proportion of high margin license sales in 2004 and the inclusion of a lower margin hardware sale in 2005 resulted in lower margins as a percentage of revenue for 2005 than in 2004.

Government Segment:

			2006 vs. 2005			2005 vs. 2004
($ in millions)	2006	2005	$	%	2004	$	%

Services revenue	$28.6	$20.8	$7.8	38%	$15.6	$5.2	33%
Systems revenue	19.3	15.5	3.8	25%	23.6	(8.1)	(34%)

Total Government Segment revenue	48.0	36.3	11.7	32%	39.2	(2.9)	(8%)

Direct cost of services	21.1	13.4	7.7	58%	9.5	3.9	41%
Direct cost of systems	12.7	12.0	0.7	6%	15.4	(3.4)	(22%)

Total Government Segment cost of revenue	33.8	25.4	8.4	33%	24.9	0.5	2%

Services gross profit	7.5	7.4	0.1	1%	6.1	1.3	21%
Systems gross profit	6.7	3.5	3.2	91%	8.2	(4.7)	(57%)

Total Government Segment gross profit*	$14.2	$10.9	$3.3	30%	$14.3	$(3.4)	(24%)

Segment gross profit as a percent of revenue	30%	30%			37%

*	See discussion of segment reporting in Note 20 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

We provide government products and services under long-term contracts. We recognize contract revenue as billable costs are incurred and for fixed-price product delivery contracts using the percentage-of-completion method or proportional performance method, measured by either total labor hours or total costs incurred compared to total estimated labor hours or costs. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then our future margins may be negatively affected or losses on existing contracts may need to be recognized. Under our contracts with the U.S. government, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency (DCAA). Since the company’s inception, no significant adjustment has resulted from a DCAA audit. We record revenue under these contracts at estimated net realizable amounts.

For the year ended December 31, 2006, Government Segment revenue increased 32% reflecting increases in both services and systems revenue. During the third quarter of 2006, we were named as one of six vendors selected by the U.S. Army to provide secure satellite services and systems under a five year contract vehicle, with a possible maximum value of up to $5 billion for the six vendors. This new Worldwide Satellite Services contract vehicle is expected to contribute to significant government systems sales growth over the next five years. The company’s Government Segment has been awarded participation as a prime or sub-contractor to provide similar satellite-based technology under several other contract vehicles. Through February 28, 2007, we received approximately $11 million of orders under this contract.

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

Government services revenue increased to $28.6 million in 2006 from $20.8 million in 2005 and $15.6 million in 2004. These increases in 2006 and 2005 were generated by new and expanded-scope contracts resulting from increased sales emphasis on communications and information technology service work, and increased revenue generated from satellite airtime services using our teleport facilities and in some cases associated with our systems sales. Continuing growth is expected from higher usage of our teleport related services and continuing incremental additions of technical outsource service personnel. Also, in late 2004 we began offering basic and extended maintenance contracts on our systems. These maintenance fees are collected in advance and recognized ratably over the maintenance periods. The direct costs of maintenance revenue consist primarily of compensation and benefits. These contracts yielded approximately $1.4 million and $0.4 million of revenue in 2006 and 2005 respectively.

Direct cost of government service revenue consists of compensation, benefits and travel incurred in delivering these services, and these costs increased as a result of the increased services volume in 2006 and 2005. Also, in 2006 as a result of the implementation of SFAS 123(R), $0.5 million of our non-cash stock compensation cost is included in the direct cost of revenue.

Our gross profit from government services increased to $7.5 million 2006 from $7.4 million in 2005 and $6.1 million in 2004. Despite higher revenue the average margins declined due to tighter average pricing in 2006. This is due to competition for the contracts as they were renewed or newly won. Also, maintenance contract services generated $0.5 million and $0.2 million of gross profit in 2006 and 2005 respectively. The average margins on the government services was 26% in 2006 versus 35% in 2005. During 2004 and 2005, our government services contract mix included some work with unusually favorable pricing, and similar contracts were not part of the revenue mix in 2006.

Government Systems Revenue and Cost of Revenue:

We generate government systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable communications systems, and integration of those systems into customer networks. Our principal government systems deliverables are our SwiftLink® product line, which are lightweight, secure, deployable communications systems, sold mainly to units of the U.S. Departments of Defense, State, and Justice, as well as to other agencies and customers. We recognize contract revenue as billable costs are incurred and for fixed-price product delivery contracts using the percentage-of-completion method, measured by either total labor hours or total costs incurred compared to total estimated labor hours or costs. Labor hours are used as a measure of progress for projects that contain a significant amount of third party material costs. Government systems sales increased to $19.3 million in 2006 from $15.5 million in 2005, which was a decrease from $23.6 million in 2004. The 2005 and 2006 variations in systems revenues were primarily due to variations in the volume of unit sales of our SwiftLink® and deployable communications systems resulting from changing government procurement priorities and competition with alternative vendors.

The cost of our government systems revenue consists of compensation, benefits, travel, satellite “space segment” and airtime, costs related to purchased equipment components, and the costs of third-party contractors that we engage. These equipment and third-party costs are variable for our various types of products, and margins may fluctuate between periods based on the respective product mixes. Also, in 2006 as a result of the implementation of SFAS 123(R), $0.1 million of our non-cash stock compensation cost is included in the direct cost of revenue.

Our government systems gross profit increased to $6.7 million in 2006 from $3.5 million in 2005, which was a decrease from $8.2 million in 2004. These changes corresponded to increases and decreases in unit volume in the respective periods.

Operating Expenses:

Research and Development Expense:

			2006 vs. 2005			2005 vs. 2004
($ in millions)	2006	2005	$	%	2004	$	%

Research and development expense	$12.6	$13.9	$(1.3)	(9%)	$18.1	$(4.2)	(23%)
Percent of revenue	10%	14%			19%

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

The expenses we incur relate to software applications which are being marketed to new and existing customers on a global basis. Throughout 2006 and 2005, respectively, research and development was primarily focused on cellular and hosted location-based applications, including Voice over IP E9-1-1, enhancements to our hosted location-based applications, blending of technology of our existing products while incorporating aspects from our 2004 acquisitions, and other feature enhancements. Management continually assesses our spending on research and development to ensure resources are focused on products that are expected to achieve the highest level of success. In 2006 we capitalized $1.9 million of software development costs for certain software projects in accordance with the above policy. The capitalized costs relate to our location-based software and our Voice over IP E9-1-1 service. These costs are being amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, which is never greater than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. Amortization of software development costs is recorded as a direct cost of revenue. We believe that these capitalized costs will be recoverable from future gross profits generated by these products. Prior to the second quarter of 2005, our estimates did not sufficiently demonstrate future realizability of our software development costs expended on such products; and accordingly, all such costs were expensed as incurred.

Research and development expense decreased 9% in 2006 from that of 2005. This decrease is mainly due to fewer company personnel assigned to software development work during 2006 than in 2005. Also, in conjunction with the implementation of SFAS 123(R), we included $0.6, nil, and $0.1 of non-cash stock compensation costs in research and development costs in 2006, 2005 and 2004 respectively. The 23% decrease in research and development costs in 2005 as compared to 2004 is partially due to the developers working on custom development and projects which were subject to capitalization (about $2.5 million of spending was capitalized in 2005, none in 2004) as well as a slight reduction in headcount associated with our development efforts.

Our research and development expenditures have yielded over 50 patents, primarily for wireless messaging and location technology, and over 150 pending patent applications. We believe that the intellectual property represented by these patents is a valuable asset that will contribute positively to our results of operations in 2007 and beyond.

Sales and Marketing Expense:

			2006 vs. 2005			2005 vs. 2004
($ in millions)	2006	2005	$	%	2004	$	%

Sales and marketing expense	$11.7	$10.5	$1.2	11%	$9.0	$1.5	17%
Percent of revenue	9%	10%			9%

Our sales and marketing expense includes compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We also leverage our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. Government primarily through direct sales professionals. Sales and marketing costs increased 11% and 17% in 2006 and 2005 respectively, primarily as a result of adding additional Government Segment sales personnel, and increased public relations fees. Also, in conjunction with the implementation of SFAS 123(R), we included $0.3, nil, and $0.1 of non-cash stock compensation costs in sales and marketing expense in 2006, 2005 and 2004, respectively.

General and Administrative Expense:

			2006 vs. 2005			2005 vs. 2004
($ in millions)	2006	2005	$	%	2004	$	%

General and administrative expense	$17.0	$15.0	$2.0	13%	$15.0	$0.0	0%
Percent of revenue	14%	15%			15%

General and administrative expense consists primarily of costs associated with management, finance, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The increase in 2006 was primarily attributable to higher legal and advisory fees associated with intellectual property related activity, and higher stock compensation expense due to the change in accounting rules effective in 2006. Also, in conjunction with the implementation of SFAS 123(R), we included $0.7 of non-cash stock compensation in both 2006 and 2005, and $0.9 in 2004. General and administrative expenses remained the same in 2005 and 2004.

Depreciation and Amortization of Property and Equipment:

			2006 vs. 2005			2005 vs. 2004
($ in millions)	2006	2005	$	%	2004	$	%

Depreciation and amortization of property and equipment	$8.0	$8.6	$(0.6)	7%	$7.4	$1.2	16%
Average gross cost of property and equipment	$52.0	$47.4	$4.6	10%	$38.3	$9.1	24%

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of an asset generally ranges from five years for furniture, fixtures, and leasehold improvements to three years for most other types of assets including computers, software, telephone equipment and vehicles. Expense generally increases year-over-year as a result of cumulative capital expenditures made over time. Our depreciable asset base has increased as a result of capital projects, including enhancements to and the consolidation of facilities for our network operations center for our service bureau, equipment in our network operations center related to our new hosted service offerings, development costs for computer software for internal use, and a company-wide computer hardware upgrade. In the second quarter of 2006, this increasing trend was offset by the effect of a review of experience with equipment and software used in our service bureau operations, which led us to adjust their average asset lives from three years to four years. Depreciation expense in the 2006 was about $0.4 million lower than it would have been if three-year asset lives had continued to be used.

Amortization of Acquired Intangible Assets:

			2006 vs. 2005			2005 vs. 2004
($ in millions)	2006	2005	$	%	2004	$	%

Amortization of acquired intangible assets	$0.1	$0.2	$(0.1)	(50%)	$—	$0.2	NM

The acquired intangible assets associated with the Kivera Acquisition are being amortized over their useful lives of between three and nineteen years. The expense recognized in 2006 and 2005 relates to the intangible assets acquired in this acquisition, including customer lists, customer contracts, trademarks, and patents.

Interest Expense:

			2006 vs. 2005			2005 vs. 2004
($ in millions)	2006	2005	$	%	2004	$	%

Interest expense incurred on notes payable and under our bank revolving credit agreement	$1.5	$0.5	$1.0	200%	$1.2	$(0.8)	(67%)
Interest expense incurred on capital lease obligations	0.3	0.3	—	NM	0.2	0.1	50%
Amortization of debt discount	1.0	—	1.0	100%	1.3	(1.3)	(100%)
Amortization of deferred financing fees	0.4	0.5	(0.1)	(20%)	0.5	—	NM
Less: capitalized interest	(0.1)	(0.1)	—	NM	—	(0.1)	NM

Total Interest and Financing Expense	$3.1	$1.2	$1.9	158%	$3.2	$(2.0)	(63%)

Interest expense is incurred under notes payable, an equipment loan, a line of credit, and capital lease obligations. Interest on notes, is primarily at stated interest rates of between 7.75% and 14% and line of credit borrowing is at variable rates equal to 8.5% as of December 31, 2006. On March 10, 2006, we issued and sold $10 million in principal amount of secured notes due March 10, 2009, which bear cash interest at the rate of 14% per annum, or alternatively at our option, non-cash interest, in the form of additional notes, at the rate of 16% per annum (2006 Notes), along with warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share (2006 Warrants). We have paid all interest due under the 2006 Notes in cash. Our bank line of credit expires in September 2008 and our maximum line of credit is $22 million, subject to borrowing base limitations and working capital metrics. Our line of credit also contains certain covenants, which are detailed below in Liquidity and Capital Resources.

Our capital lease obligations include interest at various amounts depending on the lease arrangement. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year, and the interest under those leases, has remained relatively constant since 2005. The interest incurred on the 2006 Notes, partially offset by reduced average principal balances on our revolving credit and other notes payable, has caused our total interest expense to be higher in 2006 than it was in 2005. Interest expense under these notes fluctuates depending on the amount of notes payable outstanding in each year.

The 2006 amortization of debt discount relates to the issuance of the 2006 Warrants. The value of these warrants was estimated to be $2.9 million, determined using the Black-Scholes option-pricing model, which was recorded as a debt discount and additional paid- in capital. Certain warrants issued in 2004 (2004 Warrants) contain provisions requiring an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of the 2006 Warrants. Consequently in 2006, the 2004 Warrants were adjusted to a purchase price of $2.50 per share and the total number of 2004 Warrants now outstanding was adjusted to 886,787. The incremental value of these adjustments to the 2004 Warrants was estimated to be $0.6 million using the Black-Scholes option- pricing model, which was recorded as a debt discount and additional paid-in capital. The total debt discount at issuance of $3.5 million is being amortized to interest expense over the three year life of the 2006 Notes, yielding an effective interest rate of 15.2%. There was no comparable expense in 2005.

In January 2004, we issued a convertible subordinated debenture with a face value of $15 million (the “Debenture”) to fund a portion of the Enterprise Acquisition. Debt discount relates to the amount of discount computed as part of the financing for the Debenture. Such discount was recorded as a reduction of debt and amortized over the life of the convertible subordinated debenture, which was converted to common equity in December 2004. Interest expense incurred on the Debenture issued in connection with the Enterprise Acquisition accrued at the rate of 3% of the face value of the Debenture.

Deferred financing fees relate to the up-front payment of fees to secure our notes payable and our revolving line of credit facility. The amortization of the deferred financing fees in 2004 also includes deferred financing fees paid to secure the Debenture. The remaining deferred financing fees for the Debenture were recorded ratably to expense as the Debenture was converted prior to December 31, 2004, and are therefore not included in expense for 2005 or 2006. All other deferred financing fees are being amortized over the terms of the notes or, in the case of the amended line of credit, the life of the facility, which now expires in September 2008.

Our interest and financing expense increased in 2006 over 2005 due mainly to the issuance of the 14% 2006 Notes and Warrants. Our interest expense increased in 2005 compared to 2004 primarily as a result of the conversion of the Debenture to common equity in 2004. As a result of the conversion, we did not recognize any interest on $15 million face value of the Debenture, amortization of the related deferred financing fees, or amortization of debt discount in 2005.

Debt Conversion Expense:

To fund the Enterprise Acquisition in 2004, we issued the Debenture with a face value of $15 million. As of August 30, 2004, we entered into a Waiver Agreement with the holder of the Debenture. The Waiver modified certain provisions of the Debenture. See “Market for Registrant’s Common Equity and Issuer Purchases of Equity Securities” elsewhere in this Annual Report on Form 10-K. Subsequent to the date of the Waiver, the excess of the amortization of the debt discount and deferred financing fees that was recorded ratably to expense as the Debenture was converted over the monthly amortization calculated using the original life of the Debenture was recognized as debt conversion expense. The $1.0 million cash fee paid as an inducement to the Waiver and the fair value of the additional shares of our Class A Common Stock issued upon conversion of the Debenture were also recorded as debt conversion expense. There was no such arrangement in either 2005 or 2006.

Other(Expense)/Income, Net:

			2006 vs. 2005			2005 vs. 2004
($ in millions)	2006	2005	$	%	2004	$	%

Foreign currency translation/ transaction (loss)/gain	$(0.1)	$(0.2)	$(0.1)	50%	$0.1	$(0.3)	(300%)
Miscellaneous other (expense)/ income	0.1	0.1	—	NM	(0.1)	0.2	(200%)

Total other (expense)/income, net	$(0.0)	$(0.1)	0.1	(100%)	$(0.1)	—	100%

Revenues billed in foreign currency	$7.3	$6.9	$0.4	6%	$6.5	$0.4	6%

Other (expense)/income, net consists primarily of foreign currency translation/transaction gain or loss. We record the effects of foreign currency translation on our receivables and deferred revenues that are stated in currencies other than our functional currency.

Income Taxes:

Because we have incurred net losses since 1999, no provision for federal or state income taxes has been made for the years ended December 31, 2006, 2005 and 2004. As a result of uncertainties regarding the realizability of the related assets, we have recorded a full valuation allowance for our deferred tax assets in our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. Our net operating loss carryforwards from acquired businesses will begin to expire in 2011 and the net operating loss carryforwards from our operations will expire from 2019 through 2025.

Discontinued Operations:

As of December 31, 2005, as a result of slower-than-anticipated market adoption of key technologies related to the Enterprise assets and management’s strategic decision to focus on our core technologies, we committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. in 2004. The plan was approved by our Board of Directors on December 29, 2005, and we have engaged an investment bank that is actively marketing the Enterprise assets. Due to the slower-than-anticipated market adoption of the technologies described above, these assets have not performed up to management’s expectations, leading to an increase in the loss from discontinued operations in 2005 versus 2004. Management believes that the sale of these assets will allow us to focus more directly on our core lines of business. We expected to complete the sale of these assets by the end of 2006. Sales of two of the three operation units were completed effective January 1, 2007 as described more fully in Note 24 — Subsequent Events to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

The following table presents income statement data for the Enterprise division, currently reported as discontinued operations. Previously, these results were reported as part of the results of our Commercial Segment.

			2006 vs. 2005			2005 vs. 2004
($ in millions)	2006	2005	$	%	2004	$	%

Services revenue	$15.3	$22.5	$(7.2)	(32%)	$38.5	$(16.0)	(42%)
Systems revenue	10.7	5.6	5.1	91%	7.5	(1.9)	(25%)

Total Enterprise revenue	26.0	28.1	(2.1)	(7%)	46.0	(17.9)	(39%)

Direct cost of services	12.0	15.7	(3.7)	(24%)	29.9	(14.2)	(48%)
Direct cost of systems	9.5	6.3	3.2	51%	5.4	1.0	19%

Total Enterprise cost of revenue	21.5	22.1	(0.6)	(3%)	35.3	(13.2)	(38%)

Services gross profit	3.3	6.9	(3.6)	52%	8.6	(1.9)	(20%)
Systems gross profit	1.2	(0.8)	2.0	250%	2.1	(2.9)	(138%)

Total Enterprise gross profit	4.5	6.0	(1.5)	25%	10.7	(4.7)	(43%)

Research and development, sales, marketing, and general and administrative expenses	12.6	9.9	3.0	30%	10.8	(0.9)	(8%)

Depreciation and amortization	(0.0)	3.3	(3.3)	(100%)	2.5	0.8	32%

Write-down of goodwill and other long-lived assets	(15.5)	—	—	NM	—	—	NM

Loss from discontinued operations	$(23.7)	$(7.2)	(16.5)	229%	$(2.6)	$(4.6)	177%

Lower volume and resulting lower gross profit in 2006 from Enterprise operations resulted from near-term subscriber transitions to next generation networks from data-only and pager networks; new subscriptions to our new technology offerings have been fewer than churn from old technology networks. Enterprise systems revenue and gross profit grew in 2006 due to larger project volume. We have sustained a consistent level of development spending to preserve the business pending sale, and incurred other expenses in 2006 in connection with European staffing reductions. In accordance with the relevant accounting literature, we ceased depreciation and amortization of the long-lived enterprise assets when they became classified as discontinued operations in 2005. In 2006, we recorded an impairment charge of $15.5 million to write-down the value of goodwill and other long lived assets to its estimated fair value.

Net Loss:

			2006 vs. 2005			2005 vs. 2004
($ in millions)	2006	2005	$	%	2004	$	%

Net income (loss) from continuing operations	$2.0	$(4.3)	$6.3	(146%)	$(15.9)	$11.6	(73%)
Loss from discontinued operations	(23.7)	(7.2)	(16.5)	229%	(2.6)	(4.6)	NM

Net loss	$(21.7)	$(11.5)	$(10.2)	88%	$(18.5)	$7.0	(38%)

Net loss changes for each year are as a result of the discussions above.

Liquidity and Capital Resources

The following table summarizes our comparative statements of cash flow:

($ in millions)	2006	2005	2004

Net cash and cash equivalents provided by (used in):
Net loss	$(21.7)	$(11.5)	$(18.5)
Less: loss from discontinued operations	(23.7)	(7.1)	(2.6)

Income (loss) from continuing operations	2.0	(4.4)	(15.9)
Non-cash charges	13.9	11.3	18.1
Net changes in working capital	(2.9)	1.1	0.1

Operating activities from continuing operations	13.0	8.0	2.3
Operating activities from discontinued operations	(8.0)	(3.2)	0.6

Net operating activities	5.0	4.8	2.9
Acquisitions, net of cash acquired	—	—	(23.9)
Purchases of property and equipment	(2.8)	(4.6)	(7.0)
Capitalized software development costs	(1.8)	(2.0)	—

Investing activities from continuing operations	(4.6)	(6.6)	(30.9)
Investing activities from discontinued operations	(1.4)	(2.1)	(0.8)

Net investing activities	(6.0)	(8.7)	(31.7)
Payments on debt and leases	(13.6)	(7.4)	(8.9)
Proceeds from/(finance fees related to) issuance of stock and debentures, net	(1.5)	(0.1)	28.2
Proceeds from borrowings	16.0	2.0	7.5
Proceeds from employee option exercises	0.7	0.7	1.4

Financing activities from continuing operations	1.6	(4.9)	28.2
Effect of exchange rates from discontinued operations	0.3	(0.1)	0.1
Change in cash and cash equivalents from continuing operations	10.1	(3.5)	(0.5)
Change in cash and cash equivalents from discontinued operations	(9.1)	(5.4)	0.0

Net change in cash and cash equivalents	$1.0	$(8.9)	$(0.5)

Days revenues outstanding in accounts receivable including unbilled receivables	82	91	122

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash from our operations as well as the net proceeds from investor capital including:

•	our January 2004 private placement of convertible subordinated debentures and common stock (described below), which generated net proceeds of approximately $19.9 million;

•	our August 2004 placement of our common stock (described below), which generated net proceeds of approximately $8.3 million,

•	our March 10, 2006 issuance of secured notes and warrants (described below) which generated net cash proceeds of approximately $9.3 million, and

•	our December 28, 2006 issuance of a $5 million note for a term of three years secured by accounts receivable of one customer.

We also use capital leases to fund fixed asset acquisitions.

We have a bank line of credit agreement with our principal bank which is effective through September 2008, with maximum borrowing availability of $22 million. Borrowings at any time are limited based mainly on accounts receivable and inventory levels and a working capital ratio, each as defined in the line of credit agreement. Borrowings are also limited by the amount of letters of credit outstanding. The line of credit is secured by substantially all assets of the company, and bears interest at prime plus 1.25% per annum, with a minimum prime rate of 4.25% per annum and a borrowing rate of 8.5% per annum at December 31, 2006. Our line of credit contains covenants requiring us to maintain at least $29.5 million of tangible net worth, as defined, and at least $5 million in cash (each measured monthly) as well as restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock. On March 10, 2006, the tangible net worth covenant, as defined, was amended such that the Company is required to maintain at least $23.5 million of tangible net worth, as defined, through March 31, 2007, at which time the amount of required tangible net worth, as defined, increases to $29.5 million. The minimum tangible net worth amount per the line of credit agreement is adjusted upward for income, subordinated debt and equity raised and proceeds of any sale of Enterprise assets. The tangible net worth covenant is required to be met on a monthly basis. The line of credit agreement also contains a subjective acceleration clause which allows the bank to declare the amounts outstanding under the line of credit due and payable if certain material adverse changes occur. Also, the loan document governing the subordinated debt issued in March 2006 contains a cross-default provision that would allow the debt holder to accelerate payment of the subordinated debt if other debt exceeding $2.5 million is declared due and payable. We believe that we will continue to comply with our restrictive covenants under our debt agreements. If our performance results in non-compliance with any of the restrictive covenants, or if our line of credit agreement lender seeks to exercise its rights under the subjective acceleration clause referred to above, we would seek to further modify our financing arrangements, but there can be no assurance that our debt holders would not exercise their rights and remedies under their agreements with us, including declaring all outstanding debt due and payable. See Notes 11 and 12 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K for a more detailed description of the restrictive covenants under our debt agreements and a more detailed description of the secured notes entered into in March 2006.

At December 31, 2006, there were no outstanding borrowings under our bank revolving line of credit. We had approximately $9 million of unused availability under our line of credit, and our tangible net worth, as defined, was $37.8 million as of December 31, 2006. We are in compliance with all of our debt covenants as of December 31, 2006.

Sources and uses of cash: The company’s cash and cash equivalents balance was approximately $10 million at both December 31, 2006 and December 31, 2005.

Operations: Cash generated by operations increased from $2.9 million in 2004 to $4.8 million in 2005 and $5.2 million in 2006 after small fluctuations in working capital. These cash results reflect the improvements in profitability of continuing operations described above, which more than offset losses from discontinued operations during the periods, as shown in the table above.

Investing activities: While there were no acquisitions in 2005 and 2006, the company completed two acquisitions in 2004: Enterprise assets from Aether Systems in January, and assets from Kivera, Inc., in September, for a total investment of approximately $23.9 million net of cash acquired. Fixed asset additions in 2004, 2005, and 2006 were about $7, $5, and $4 million respectively. Fixed asset additions have declined over the three year period because of significant enhancements to service bureau infrastructure in connection with relocating facilities and expanding capacity. Also, investments were made during 2005 and 2006 in development of carrier software for resale which had reached the stage of development calling for capitalization, in the amounts approximately $2 million each year. No projects met the criteria for capitalization of development cost in

2004. Investments during the three year period in discontinued operations were primarily for enhancements to the core software for resale by the mobile asset management unit.

Financing activities: Funds were raised under two significant financings during 2006. On March 10, 2006, pursuant to a note purchase agreement dated the same date, we issued and sold to two institutional lenders (i) $10 million in aggregate principal amount of secured notes due March 10, 2009, which bear cash interest at the rate of 14% per annum, or non-cash interest, in the form of additional notes, at the rate of 16% per annum, at our option, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. The warrants issued in conjunction with our January 2004 financing contain provisions requiring an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of the new warrants in March 2006. Consequently, the warrants from 2004 were adjusted to a purchase price of $2.50 per share and the total number of January 2004 warrants outstanding was adjusted to 886,787. The note purchase agreement includes a provision such that if we default on any of our debt obligations exceeding $2.5 million, the secured subordinated notes shall become due and payable at the election of the holders of the notes. We received net cash proceeds of approximately $9.3 million from this transaction, which were used for general corporate purposes.

On December 28, 2006 we issued a $5 million note for a term of three years secured by accounts receivable of one customer to an institutional lender. Scheduled payments for term debt, leases, and net reduction of our revolver borrowings totaled $13.6 million during 2006.

During 2005, we made $6 million of scheduled payments under term debt and capital lease obligations while making a small net increase in borrowings under our line of credit.

During 2004, we issued securities to finance the Enterprise and Kivera Acquisitions in January and August. Combined proceeds from both the January and August financings, after financing fees, were approximately $28.2 million. At the time of the August investment, we entered into a Waiver Agreement with the holder of the January Debenture. The Waiver modified certain provisions of the Debenture as follows: (1) the holder of the Debenture was required to convert the entire $15 million principal amount into shares of our Class A Common Stock by the end of 2004, (2) all of the material restrictive covenants contained in the Debenture were nullified and (3) the conversion price set forth in the Debenture was decreased from $5.3753 to $5.01581 as an inducement to enter into the Waiver (an adjustment such that conversion of the Debenture yielded an additional 200,000 shares of Class A Common Stock). As additional consideration, we paid the holder of the Debenture a $1 million one-time fee in cash. As a result, the entire face amount of the Debenture had been converted into shares of our Class A Common Stock as of December 31, 2004.

Off-Balance Sheet Arrangements

We had standby letters of credit totaling approximately $3.8 million at year-end 2006 and $0.9 million at year-end 2005 in support of processing credit card payments from our customers, as collateral with a vendor, and security for office space. In March 2006, an additional $2.5 million standby letter of credit was issued in accordance with a contracting requirement for a project being performed by our Government Segment.

Contractual Commitments

As of December 31, 2006, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of December 31, 2006 our commitments consisted of the following:

($ in millions)	2007	2008-2009	2010-2011	Beyond	Total

Notes payable	$2.6	$11.4	$—	$—	$14.0
Capital lease obligations	2.9	1.7	0.1	—	4.7
Operating leases, primarily for office space	3.3	4.2	1.2	—	8.7

Total contractual commitments	$8.8	$17.3	$1.3	$—	$27.4

Related Party Transactions

In February 2003, we entered into an agreement with Annapolis Partners LLC to explore the opportunity of relocating our Annapolis offices to a planned new real estate development. Our President and Chief Executive Officer owns a controlling voting and economic interest in Annapolis Partners LLC and he also serves as a member. The financial and many other terms of the agreement have not yet been established. The lease is subject to several contingencies and rights of termination. For example, the agreement can be terminated at the sole discretion of our Board of Directors if the terms and conditions of the development are unacceptable to us, including without limitation the circumstances that market conditions make the agreement not favorable to us or the overall cost is not in the best interest to us or our shareholders, or any legal or regulatory restrictions apply. Our Board of Directors will evaluate this opportunity along with alternatives that are or may become available in the relevant time periods and there is no assurance that we will enter into a definitive lease at this new development site.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. As discussed above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we have a $22 million line of credit. A hypothetical 100 basis point adverse movement (increase) in the prime rate would have increased our interest expense for the year ended December 31, 2006 by approximately $35,000, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

At December 31, 2006, we had cash and cash equivalents of $10.4 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have increased our net loss for 2006 by approximately $0.1 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

For the year ended December 31, 2006, we generated $7.3 million of revenue outside the U.S. A majority of our transactions generated outside the U.S. are denominated in U.S. dollars and a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of December 31, 2006, we had approximately $0.1 million in unbilled receivables that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. As of December 31, 2006, we did not have billed accounts receivable that would expose us to foreign currency exchange risk. During 2006, our average receivables and unbilled receivables subject to foreign currency exchange risk were $0.3 million and $0.1 million, respectively. We recorded transaction losses of $0.1 million on foreign currency denominated receivables and deferred revenue for the year ended December 31, 2006.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which has issued an attestation report thereon included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2006, that are materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TeleCommunication Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that TeleCommunication Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TeleCommunication Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that TeleCommunication Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TeleCommunication Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TeleCommunication Systems, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of TeleCommunication Systems, Inc. and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
March 8, 2007

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference from the information captioned “Board of Directors” and “Security Ownership of Certain Beneficial Owners and Management” to be included in the Company’s definitive proxy statement to be filed in connection with the Annual Meeting of Stockholders, to be held on June 14, 2007 (the “Proxy Statement”).

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

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TeleCommunication Systems, Inc.

We have audited the accompanying consolidated balance sheets of TeleCommunication Systems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. As of December 31, 2005 and for the year then ended, we did not audit the financial statements of TeleCommunication Systems (Holdings) Ltd., a wholly-owned subsidiary, which statements reflect total assets of 5 percent of the consolidated total as of December 31, 2005, and a net loss, which represents 25 percent of the consolidated loss from discontinued operations for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for TeleCommunication Systems (Holdings) Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleCommunication Systems, Inc. at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TeleCommunication Systems, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/  Ernst & Young LLP

Baltimore, Maryland
March 8, 2007

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	December 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$10,358	$9,320
Accounts receivable, net of allowance of $290 in 2006 and $233 in 2005	21,544	20,886
Unbilled receivables	7,636	6,361
Inventory	5,293	3,197
Other current assets	2,818	2,970
Current assets of discontinued operations	13,596	22,891

Total current assets	61,245	65,625
Property and equipment, net of accumulated depreciation and amortization of $40,594 in 2006 and $34,134 in 2005	12,853	16,323
Software development costs, net of accumulated amortization of $3,262 in 2006 and $1,990 in 2005	4,402	3,825
Acquired intangible assets, net of accumulated amortization of $362 in 2006 and $214 in 2005	856	1,004
Goodwill	1,813	1,813
Other assets	2,526	1,982

Total assets	$83,695	$90,572

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,421	$10,175
Accrued payroll and related liabilities	5,663	3,971
Deferred revenue	3,485	4,123
Bank line of credit borrowings	—	8,005
Current portion of notes payable	2,160	2,175
Current portion of capital lease obligations	2,740	3,001
Current liabilities of discontinued operations	11,400	6,719

Total current liabilities	35,869	38,169
Capital lease obligations and notes payable, less current portion	12,721	3,341
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 32,267,893 in 2006 and 31,381,575 in 2005	322	314
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 7,525,672 in 2006 and 8,035,983 in 2005	76	80
Deferred compensation	—	(231)
Additional paid-in capital	217,739	210,275
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	—	(40)
Accumulated deficit	(183,032)	(161,336)

Total stockholders’ equity	35,105	49,062

Total liabilities and stockholders’ equity	$83,695	$90,572

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004

Revenue
Services	$88,380	$74,972	$60,234
Systems	36,556	27,181	36,678

Total revenue	124,936	102,153	96,912

Direct costs of revenue
Direct cost of services	52,540	39,230	30,972
Direct cost of systems, including amortization of software development costs of $1,273, $786, and $445, respectively	17,883	17,719	21,234

Total direct cost of revenue	70,423	56,949	52,206

Services gross profit	35,840	35,742	29,262
Systems gross profit	18,673	9,462	15,444

Total gross profit	54,513	45,204	44,706

Operating costs and expenses
Research and development expense	12,586	13,863	18,106
Sales and marketing expense	11,713	10,535	8,973
General and administrative expense	16,959	15,044	14,996
Depreciation and amortization of property and equipment	7,956	8,625	7,353
Amortization of acquired intangible assets	147	177	37

Total operating costs and expenses	49,360	48,244	49,465

Operating Income (Loss)	5,153	(3,040)	(4,759)
Interest expense	(3,198)	(1,172)	(3,196)
Debt conversion expense	—	—	(7,886)
Other (expense)/income, net	22	(104)	(61)

Income (Loss) from continuing operations	1,976	(4,316)	(15,902)
Loss from discontinued operations	(23,671)	(7,151)	(2,646)

Net loss	$(21,695)	$(11,467)	$(18,548)

Income (Loss) per share — basic:
Income (Loss) per share from continuing operations	$0.05	$(0.11)	$(0.48)
Loss per share from discontinued operations	(0.60)	(0.19)	(0.08)

Net loss per share — basic	$(0.55)	$(0.30)	$(0.56)

Income (Loss) per share — diluted:
Income (Loss) per share from continuing operations	$0.05	$(0.11)	$(0.48)
Loss per share from discontinued operations	(0.59)	(0.19)	(0.08)

Net loss per share-diluted	$(0.54)	$(0.30)	$(0.56)

Weighted average shares outstanding-basic	39,430	38,823	33,381
Weighted average shares outstanding-diluted	40,166	38,823	33,381
Composition of non-cash stock compensation expense:
Direct costs of revenue	$1,509	$16	$53
Research and development expense	558	11	140
Sales and marketing expense	326	18	56
General and administrative expense	723	675	946

Total non-cash stock compensation expense	$3,116	$720	$1,195

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
(statement continued on following page)

TeleCommunication Systems, Inc.

Consolidated Statements of Stockholders’ Equity — (Continued)
(amounts in thousands, except share data)

					Accumulated
	Class A	Class B		Additional	Other
	Common	Common	Deferred	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Compensation	Capital	Loss	Deficit	Total

Surrender of 100,564 restricted shares of Class A Common Stock as payment for payroll tax withholdings	(1)	—	—	(249)	—	—	(250)
Conversion of 373,038 shares of Class B Common Stock to Class A Common Stock	4	(4)	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	123	—	—	123
Amortization of deferred compensation expense	—	—	597	—	—	—	597
Valuation adjustment to stock options issued to non-employees for service	—	—	—	(27)	—	—	(27)
Foreign currency translation adjustment	—	—	—	—	(34)	—	(34)
Net loss for 2005	—	—	—	—	—	(11,467)	(11,467)

Balance at December 31, 2005	$314	$80	$(231)	$210,275	$(40)	$(161,336)	$49,062

Elimination of deferred compensation upon adoption of SFAS No. 123(R)	—	—	231	(231)	—	—	—
Options exercised for the purchase of 209,632 shares of Class A Common Stock	2	—	—	343	—	—	345
Issuance of 212,194 shares of Class A Common Stock under Employee Stock Purchase Plan	2	—	—	388	—	—	390
Issuance of warrants to purchase 1,750,000 shares of Class A Common Stock	—	—	—	3,455	—	—	3,455
Surrender of 67,827 restricted shares of Class A Common Stock as payment for payroll tax withholdings	(1)	—	—	(187)	—	—	(188)
Conversion of 510,291 shares of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options at below fair market value for continuing operations	—	—	—	2,872	—	—	2,872
Stock compensation expense for issuance of Class A Common Stock options at below fair market value for discontinued operations	—	—	—	504	—	—	504
Vesting of employee stock options	—	—	—	244	—	—	244
Valuation adjustment to stock options issued to non-employees for service	—	—	—	76	—	—	76
Foreign currency translation adjustment	—	—	—	—	40	—	40
Net loss for 2006	—	—	—	—	—	(21,695)	(21,695)

Balance at December 31, 2006	$322	$76	$—	$217,739	$—	$(183,032)	$35,105

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)

	Year ended December 31,
	2006	2005	2004

Operating activities:
Net loss	$(21,695)	$(11,467)	$(18,548)
Less: Loss from discontinued operations	(23,671)	(7,151)	(2,646)

Income (Loss) from continuing operations	1,976	(4,316)	(15,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	7,956	8,625	7,353
Amortization of acquired intangible assets	147	177	37
Non-cash stock compensation expense	3,116	720	1,195
Amortization of software development costs	1,273	786	445
Non-cash debt conversion expense	—	—	6,886
Amortization of debt discount	960	—	1,344
Amortization of deferred financing fees included in interest expense	487	470	464
Other non-cash expenses	(17)	485	501
State of Maryland loan forgiveness	—	—	(100)
Changes in operating assets and liabilities:
Accounts receivable, net	(658)	(2,639)	2,155
Unbilled receivables	(1,275)	3,524	(1,023)
Inventory	(2,094)	(635)	(2,972)
Other current assets	152	(1,140)	392
Other assets	111	(439)	2,701
Accounts payable and accrued expenses	246	1,423	(2,490)
Accrued payroll and related liabilities	1,302	195	175
Deferred revenue	(638)	758	1,134

Net cash provided by operating activities of continuing operations	13,044	7,994	2,295
Net cash provided by/(used in) operating activities of discontinued operations	(8,037)	(3,240)	613

Total net cash provided by operating activities	5,007	4,754	2,908

Investing activities:
Acquisitions, net of cash acquired	—	—	(23,952)
Purchases of property and equipment	(2,760)	(4,636)	(7,000)
Capitalized software development costs	(1,849)	(1,960)	—

Net cash used in investing activities of continuing operations	(4,609)	(6,596)	(30,952)
Net cash used in investing activities of discontinued operations	(1,442)	(2,117)	(799)

Net cash used in investing activities	(6,051)	(8,713)	(31,751)

Financing activities:
Proceeds from issuance of long-term debt	16,000	2,000	2,500
Proceeds from issuance of Class A Common Stock and Convertible subordinated debentures	—	—	31,000
Proceeds from/(payments on) draws on revolving line of credit, net	(8,004)	3,004	5,000
Payments on long-term debt and capital lease obligations	(5,589)	(10,451)	(8,985)
Financing fees related to issuance of Class A Common Stock and Convertible subordinated debentures	(1,470)	(81)	(1,758)
Payment to induce conversion of convertible subordinated debenture	—	—	(1,000)
Proceeds from exercise of employee stock options and sale of stock	731	696	1,403

Net cash (used in)/provided by financing activities of continuing operations	1,668	(4,832)	28,160
Net cash provided by financing activities of discontinued operations	58	—	—

Net cash (used in)/provided by financing activities	1,726	(4,832)	28,160

Effect of exchange rates on cash and cash equivalents of discontinued operations	357	(140)	149
Net increase (decrease) in cash from continuing operations	10,103	(3,434)	(497)
Net decrease in cash from discontinued operations	(9,064)	(5,497)	(37)

Net increase (decrease) in cash	1,038	(8,931)	(534)

Cash and cash equivalents at the beginning of the period	9,320	18,251	18,785

Cash and cash equivalents at the end of the period	$10,358	$9,320	$18,251

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

1.	Significant Accounting Policies

Description of Business

TeleCommunication Systems, Inc. develops and applies highly reliable wireless data communications technology. We manage our business in two segments, Commercial and Government:

Commercial Segment. Our carrier software system products enable wireless carriers to deliver short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. We provide enhanced 9-1-1 (E9-1-1) services, commercial location-based services, and inter-carrier text message distribution services on a hosted, or service bureau basis. As of December 31, 2006, we provide hosted services under contracts with 36 wireless carrier networks as well as Voice-over-Internet-Protocol (VoIP) service providers. We also earn subscriber revenue through wireless applications including our Rand McNallytm Traffic application which is available via all major US wireless carriers. We earn carrier software-based systems revenue through the sale of licenses, deployment and customization fees and maintenance fees. Pricing is generally based on the volume of capacity purchased from us by the carrier. As of December 31, 2006, we had deployed 85 software systems for our customers in wireless carrier networks around the world, including those of Verizon Wireless, Vodafone, T-Mobile, Telefonica and its affiliate Vivo, Alltel, and Hutchison Whampoa’s “3”tm-brand third generation networks. We also provide carrier technology on a hosted, i.e., service bureau basis; that is, customers use our software functionality through connections to and from our network operations centers, paying us monthly based on the number of subscribers, cell sites, or call center circuits, or message volume. As set forth in Note 3, we acquired substantially all of the assets of Kivera, Inc. (Kivera), a provider of Internet-based location application software and geo-data professional services, on September 20, 2004. The acquired operation is included in our Commercial Applications segment beginning on the effective date of the acquisition.

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

Discontinued Operations. As set forth in Note 2, the Enterprise Mobility Solutions (Enterprise) division of Aether Systems, Inc. which we acquired effective January 1, 2004 has been classified as discontinued operations.

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

Reclassifications. We have reclassified certain prior-year amounts for comparative purposes. These reclassifications did not affect our results of operations for the years presented. Our current revenue categories include systems revenue and services revenue. Prior year classification of hosted, subscriber and maintenance revenues, direct costs of revenue, and gross profit are included in services revenue, direct costs of revenue, and gross profit to conform with these classifications.

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

Inventory. We maintain inventory of component parts and finished product for our Government deployable communications systems. Inventory is stated at the lower of cost or market. Cost is based on the weighted average method. The cost basis for finished units includes manufacturing cost.

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of equipment, generally five years for furniture and fixtures and three years for computer equipment, software and vehicles. Our depreciable asset base has increased as a result of capital projects, including enhancements to and the consolidation of facilities for our network operations center for our service bureau, equipment in our network operations center related to our new hosted service offerings, development costs for computer software for internal use, and a company-wide computer hardware upgrade. In the second quarter of 2006, this increasing trend was offset by the effect of a review of experience with equipment and software used in our service bureau operations, which led us to adjust their average asset lives from three years to four years. This change in depreciation life has been accounted for on a prospective basis. Depreciation expense for the year ended December 31, 2006 was approximately $400 lower than it would have been if three-year asset lives had continued to be used. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease. Assets held under capital leases are stated at the lesser of the present value of future minimum lease payments or the fair value of the property at the inception of the lease. The assets recorded under capital leases are amortized over the lesser of the lease term or the estimated useful life of the assets in a manner consistent with our depreciation policy for owned assets.

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

Software Development Costs. We capitalize software development costs after we establish technological feasibility, and amortize those costs over the estimated useful lives of the software beginning on the date when the software is first installed and used. Acquired technology, representing the estimated value of the proprietary technology acquired, has also been recorded as capitalized software development costs.

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

For the years ended December 31, 2006 and 2005, we capitalized $1,862 and $2,512, respectively, of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized and are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software, which is part of our continuing operations.

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

Other Comprehensive Income/loss. Comprehensive income/loss includes changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income/loss refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from net income. For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

translated at end-of-period exchange rates. Translation adjustments for our international subsidiaries are included as a separate component of accumulated other comprehensive loss in stockholders’ equity. Total comprehensive loss for the three years ended December 31, 2006 was not materially different than consolidated net loss.

Revenue Recognition. Revenue is generated from our two segments as described below.

Services Revenue. Revenue from hosted services consists of monthly recurring service fees and is recognized in the month earned. Revenue from subscriber service fees is recognized in the period earned. Revenue from activation fees is recognized ratably over the determinable portion of the customer contract, which is typically twelve months. Maintenance fees are collected in advance and recognized ratably over the maintenance period, which is typically annual. Any unearned revenue, including unrecognized maintenance fees, is included in deferred revenue.

We also recognize services revenue from the design, development and deployment of information processing and communication systems primarily for government enterprises. These services are provided under time and materials contracts, cost plus fee contracts, or fixed price contracts. Revenue is recognized under time and materials contracts and cost plus fee contracts as billable costs are incurred. Fixed-price service contracts are accounted for using the proportional performance method. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones. Any estimated losses on contracts are recognized in their entirety at the date that they become evident.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Our accounting for revenues from systems and services contracts follows the guidance of Emerging Issues Task Force 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) for determining of the number of units of accounting and the allocation of the total fair value among the multiple elements.

Deferral of Costs Incurred. We defer costs incurred in certain situations as dictated by authoritative accounting literature. We defer costs for long term contracts accounted for under the proportional performance method so that the total costs recognized at any point are indicative of the level of effort expended. In addition, if the revenue for a delivered item is not recognized because it is not separable from the arrangement, then we defer incremental costs related to that delivered but unrecognized element.

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense totaled $29, $120, and $182, for the years ended December 31, 2006, 2005 and 2004, respectively.

Capitalized Interest. Total interest incurred was $3,253, $1,312, and $3,196 for the years ended December 31, 2006, 2005, and 2004, respectively. Approximately $55 and $140 of total interest incurred was capitalized as a component of software development costs and construction in progress during the year ended December 31, 2006 and 2005 respectively. No interest was capitalized during the year ended December 31, 2004.

Stock-Based Compensation. We have two stock-based employee compensation plans, which are described more fully in Note 17.

In December 2004, the Financial Accounting Standards Board (FASB) revised the previously issued Statement No. 123, Share Based Payment (Statement No. 123(R)).Statement No. 123(R) requires us to report all share based payments to employees, including grants of employee stock options in the income statement based on their fair value beginning in 2006. We have adopted Statement No. 123(R) effective January 1, 2006 using the modified prospective method. Had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per share below.

On October 28, 2005, our Board of Directors adopted resolutions to accelerate the vesting of certain outstanding, unvested “out-of-the-money” stock options. The accelerated vesting provisions applied to all qualifying options with an exercise price of $6.00 or greater and as a result, options to purchase 1,455,000 shares of our stock became fully exercisable as of that date.

The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these options upon the adoption of Statement No. 123(R), which we adopted on January 1, 2006 as discussed above. Statement No. 123(R) required that compensation expense associated with stock options be recognized in the statement of operations rather than as a pro forma footnote disclosure in our consolidated financial statements. The acceleration of the vesting of these options eliminated the future non-cash stock compensation expense associated with these outstanding options. We estimate that the related future compensation expense to be recorded under Statement No. 123(R) that was eliminated as a result of the acceleration of vesting these options was approximately $1,200.

Prior to 2006 we recorded compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, (Accounting for Stock Issued to Employees) (“APB No. 25”) and related interpretations. Under APB No. 25, compensation expense is recorded pro-rata over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. The related compensation constitutes portions of our direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in the table presented with our Consolidated Statements of Operations.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

We have also granted restricted stock to directors and certain key executives. The restrictions expired at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. The fair value of the restricted stock on the date of issuance is recognized as non-cash stock compensation expense over the period over which the restrictions expire.

The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of FASB Statement 123®, to stock-based employee compensation, for the years ended December 31, 2005 and 2004.

	For the Years Ended December 31,
	2005	2004

Net loss attributable to common stockholders, as reported	$(11,467)	$(18,548)
Add: Stock-based employee compensation expense included in reported net loss	720	1,195
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,898)	(8,477)

Pro forma net loss attributable to common stockholders	$(15,646)	$(25,830)

Loss per share — basic and diluted:
As reported	$(0.30)	$(0.56)

Pro forma	$(0.40)	$(0.77)

In calculating the fair value of our stock options using Black-Scholes for the years ended December 31, 2006, 2005, and 2004, respectively, our assumptions were as follows:

	For the Years Ended
	December 31,
	2006	2005	2004

Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate(%)	4.56%	4.25%	3.35%
Volatility(%)	78%	105%	114%
Dividend yield(%)	0%	0%	0%

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

2.	Enterprise Assets-Discontinued Operations

As of December 31, 2005, as a result of slower-than-anticipated market adoption of key technologies related to the Enterprise assets and management’s strategic decision to focus on our core technologies, we committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. in 2004. The plan was approved by our Board of Directors on December 29, 2005. Also in December 2005, we engaged an investment bank that is actively marketing the Enterprise assets. The operations and cash flows of the business will be eliminated from ongoing operations as a result of the sale, and the company does not expect to have any significant involvement in the operations after the disposal transaction. We expect to complete the sale of these assets during 2007. Accordingly, the assets, liabilities, and results of operations for the Enterprise assets have been classified as discontinued operations for all periods presented in the Consolidated Statement of Operations. The operations of the Enterprise assets were previously included in our Commercial segment.

The Enterprise assets were comprised of three units. Two subscriber businesses, which sold BlackBerry® services and provided real-time financial market data to wireless device users under annual subscriber contracts in the U.S. and Europe, were sold effective January 1, 2007 to two different buyers, as more fully described in Note 24 — Subsequent Events. The third unit provides wireless data solutions that include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers.

The aggregate purchase price for the Enterprise assets in 2004 was $22,300, consisting of cash payments of $18,150, a note payable in the amount of $1,000, bearing interest at the prime interest rate, and 204,020 shares of our Class A Common Stock, valued at $1,056, based on the average closing price for the five days immediately preceding the closing of the Enterprise acquisition. In addition, management incurred approximately $2,094 of costs directly related to the acquisition. The total purchase price has been allocated based on the estimated fair value of the acquired tangible and intangible assets and assumed liabilities, with the excess of the purchase price over the assets acquired and liabilities assumed being allocated to goodwill. The valuation has resulted in the recognition of $12,633 of goodwill. As a result of the classification of these assets as discontinued operations, we have continued to perform quarterly reviews of the associated goodwill and other long lived assets for impairment. During 2006, we recorded an impairment charge of $15,500 in our loss from discontinued operations which is included on the Consolidated Statement of Operations.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on January 1, 2004 at the date of the acquisition:

Assets:
Tangible assets	$11,573
Acquired technology and intangible assets	7,612
Goodwill	12,633

Total assets	31,818

Liabilities:
Current liabilities	9,518

Total liabilities	9,518

Net assets acquired	$22,300

Enterprise assets and liabilities classified as discontinued operations in the accompanying Consolidated Balance Sheets are as follows:

	December 31,	December 31,
	2006	2005

Assets:
Current assets	$8,739	$5,306
Long-lived assets and goodwill	4,816	17,545
Other long term assets	41	40

Assets of discontinued operations	13,596	22,891

Liabilities:
Accounts payable and accrued liabilities	9,036	5,358
Deferred revenue and other liabilities	2,364	1,361

Liabilities of discontinued operations	11,400	6,719

Net assets of discontinued operations	$2,196	$16,172

All assets of discontinued operations were classified as current in the December 31, 2005 consolidated balance sheet, as management expected to complete the sale of these assets for cash by December 31, 2006. Impairment charges of $15,500 to adjust the estimated carrying value of Enterprise long-lived assets and goodwill were recorded during 2006 based on information obtained during the process of offering the operating assets for sales and the declines in the Subscriber businesses being sold. Management believes that the net proceeds from selling the Enterprise Assets will approximate the December 31, 2006 net asset carrying value

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

shown above. Summarized results of operations for the Enterprise assets included in the accompanying Consolidated Statement of Operations were as follows:

	Year ended December 31,
	2006	2005	2004

Revenue	$26,020	$28,127	$46,013

Gross profit	4,469	6,025	10,679
Research and development, sales and marketing, and general and administrative expenses	12,640	9,851	10,755
Depreciation and amortization	—	3,325	2,570
Impairment of goodwill and long-lived assets	15,500	—	—

Loss from discontinued operations	$(23,671)	$(7,151)	$(2,646)

During the fiscal years ended December 31, 2006, 2005, and 2004 total revenues generated from Enterprise systems and services in the U.S. were $22,000, $23,100, and $39,800 respectively, and the total revenues generated from products and services of our Enterprise division outside of the U.S. were $4,000, $5,000, and $6,200 respectively. The Enterprise division did not have any customers that constituted a significant portion of our consolidated net revenues. As of December 31, 2006, 2005, and 2004 our Enterprise division had approximately $1,800, $2,200, and $2,800 respectively, of assets located outside the U.S.

Our Enterprise division leases a facility in Owings Mills, Maryland under a lease expiring March 2008. Leases for European offices have been assigned to the buyer of one of the subscriber units sold effective January 1, 2007. We incurred rent expense related to these facilities of $1,318, $900, and $719 in the years ended December 31, 2006, 2005, and 2004, respectively. We expect to incur rent expense of approximately $500 for the Owings Mills facility in 2007 and $125 in 2008.

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

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed. The purchase price allocation resulted in the excess $1,813 of the purchase price over net assets acquired being allocated to goodwill. This goodwill has been allocated to the Commercial Applications segment, and it is deductible for tax purposes.

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

We recognized an additional $52 of goodwill during the first quarter of 2005 as the result of additional direct costs of the acquisition that were incurred. The Consolidated Balance Sheet as of December 31, 2005 reflects this allocation. The Kivera operations have been included in our consolidated results of operations beginning September 20, 2004.

4.	Loss Per Common Share

Basic loss per common share is based upon the average number of shares of common stock outstanding during the period. Because we incurred a loss from continuing operations in 2005, and 2004 potentially dilutive securities were excluded from the computation because the result would be anti-dilutive. These potentially dilutive securities consist of stock options, restricted stock, and warrants as discussed in Notes 1 and 17.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The following table summarizes the computations of basic and diluted earnings per share for the years ended December 31:

	2006	2005	2004

Income (Loss) from continuing operations	$1,976	$(4,316)	$(15,902)
Loss from discontinued operations	(23,671)	(7,151)	(2,646)

Net loss	$(21,695)	$(11,467)	$(18,548)

Income (Loss) per share — basic:
Income (Loss) per share from continuing operations	$0.05	$(0.11)	$(0.48)
Loss per share from discontinued operations	(0.60)	(0.19)	(0.08)

Net loss per share — basic	$(0.55)	$(0.30)	$(0.56)

Denominator for basic earnings per share — weighted-average common shares outstanding	39,430	38,823	33,381
Net effect of dilutive stock options based on treasury stock method	632	—	—
Net effect of dilutive warrants based on treasury stock method	104	—	—

Denominator for diluted earnings per share — weighted-average common shares outstanding and assumed conversions	40,166	38,823	33,381

Income (Loss) per share — diluted:
Income (Loss) per share from continuing operations	$0.05	$(0.11)	$(0.48)
Loss per share from discontinued operations	(0.59)	(0.19)	(0.08)

Net loss per share-diluted	$(0.54)	$(0.30)	$(0.56)

5.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $1,725, $3,761, and $6,274 during the years ended December 31, 2006, 2005, and 2004, respectively.

Interest paid totaled $607, $843, and $1,179 during the years ended December 31, 2006, 2005, and 2004, respectively.

6.	Unbilled Receivables

Unbilled receivables consisted of the following at December 31:

	2006	2005

Amounts billable at specified contract milestones	$7,596	$6,060
Contract retentions	1	28
Rate variances	39	273

	$7,636	$6,361

Substantially all unbilled receivables are expected to be billed and collected within twelve months.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

7.	Inventory

Inventory consisted of the following at December 31:

	2006	2005

Component parts	$2,942	$1,934
Finished goods	2,351	1,263

Total inventory at year end	$5,293	$3,197

8.	Property and Equipment

Property and equipment consisted of the following at December 31:

	2006	2005

Computer equipment	$31,320	$31,487
Computer software	16,370	13,257
Furniture and fixtures	2,159	2,140
Leasehold improvements	2,491	2,466
Land	1,000	1,000
Vehicles	107	107

Total property and equipment at cost at year end	53,447	50,457
Less: accumulated depreciation and amortization	(40,594)	(34,134)

Net property and equipment at year end	$12,853	$16,323

9.	Acquired Intangible Assets and Capitalized Software Development Costs

Our acquired intangible assets and capitalized software development costs consisted of the following:

	December 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Lists	$606	$290	$316	$576	$144	$432
Trademarks & Patents	612	72	540	612	40	572
Software development costs, including acquired technology	7,664	3,262	4,402	5,845	2,020	3,825

Total	$8,882	$3,624	$5,258	$7,033	$2,204	$4,829

Estimated future amortization expense:
Year ending December 31, 2007	$1,600
Year ending December 31, 2008	$1,686
Year ending December 31, 2009	$1,102
Year ending December 31, 2010	$205
Year ending December 31, 2011	$205
Thereafter	$460

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

We routinely update our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.

10.	Accounts Payable and Accrued Expenses

Our accounts payable and accrued expenses consist of:

	December 31, 2006	December 31, 2005

Accounts payable	$4,388	$6,672
Accrued expenses	6,033	3,503

Total accounts payable and accrued expenses at year end	$10,421	$10,175

Accrued expenses consist primarily of costs incurred for which we have not yet been invoiced, accrued sales taxes, and amounts due to our E9-1-1 customers that we have billed and collected from regulating agencies on their behalf under cost recovery arrangements.

11.	Line of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. In October 2005 and March 2006, we amended the agreement with our principal bank to extend and increase our line of credit. Under the amended agreement, the availability of the line is extended to September 2008, and our maximum borrowing availability was increased from $15,000 to $22,000. Borrowings at any time are limited based principally on accounts receivable levels and a working capital ratio, each as defined in the amended line of credit agreement. Borrowings are also limited by the amounts of letters of credit outstanding ($3,783 at December 31, 2006.) The amended line of credit is secured by substantially all the assets of the company and bears interest at prime plus 1.25% per annum, with a minimum prime rate of 4.25% per annum. The borrowing rate at December 31, 2006 was 8.5% per annum. We are also subject to minimal unused commitment and collateral monitoring fees related to our line of credit, which are waived if we maintain certain levels of deposits. Our amended line of credit contains covenants requiring us to maintain at least $5,000 in cash (measured monthly) as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth as described below. Pursuant to these restrictions, we obtained approval for the proposed sale of the Enterprise assets discussed in Note 2 and 24. As of December 31, 2006, we were in compliance with all of these covenants.

Our line of credit agreement contains a tangible net worth covenant which we are required to meet on a monthly basis. In March, 2006 the bank amended our bank line of credit agreement, reducing the minimum tangible net worth requirement (as defined in the bank credit agreement) from $29,500 to $23,500 until March 31, 2007. The minimum tangible net worth amount per the line of credit agreement is adjusted upward for income, subordinated debt and equity raised and proceeds of any sale of Enterprise assets. The bank credit agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the bank credit agreement; or (iii) no material impairment of value or priority of the lender’s security interests in the collateral of the bank credit agreement. We believe that the Company will continue to comply with its restrictive covenants. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

As of December 31, 2006 we had no borrowings outstanding under the line of credit and we had approximately $9,000 of unused borrowing availability under this line. As of December 31, 2005, we had borrowed approximately $8,000 under the line of credit.

12. Long-Term Debt

Long-term debt consists of the following at December 31:

	2006	2005

Note payable dated March 10, 2006 due March 10, 2009, and bearing interest at 14% per annum, or non-cash interest, in the form of additional notes, bearing interest of 16% and warrants to purchase Class A common Stock (net of $2,496 discount ascribed to warrants) See further description of arrangements below	$7,504	—
Note payable dated December 28, 2006, due December 28, 2009, and bearing interest at 10.35% per annum. The note requires monthly installments of principal and interest of $162 through December 28, 2009. This note is secured by accounts receivable of one customer	5,000	—
Note payable dated April 17, 2006, due April 17, 2007, and bearing interest at 11.75% per annum. The note requires monthly installments of principal and interest of $168 through April 1, 2007. This note is secured by accounts receivable of one customer	657	—
Note payable dated January 16, 2003, due January 16, 2008, and bearing interest at 6.0% per annum. The note requires monthly installments of principal and interest of $0.3 through January 16, 2008	5	$8
Note payable dated September 30, 2005, paid in full April 30, 2006	—	1,345
Note payable dated December 30, 2003, paid in full December 31, 2006	—	833
Note payable dated November 7, 2005, paid in full April 30, 2006	—	472

Total long term debt	13,166	2,658
Less: current portion	(2,160)	(2,176)

Non current portion of long term debt	$11,006	$482

Aggregate maturities of long-term debt at December 31, 2006, are as follows:

2007	$2,160
2008	1,661
2009	9,345

Total	$13,166

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

On March 10, 2006, pursuant to a note purchase agreement dated the same date, we issued and sold to two institutional lenders (i) $10,000 in aggregate principal amount of secured notes due March 10, 2009, which bear cash interest at the rate of 14% per annum, or non-cash interest, in the form of additional notes, at the rate of 16% per annum, at our option, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. The value of the warrants was estimated to be $2,861, determined using the Black-Scholes option-pricing model, and was recorded as debt discount and additional paid-in capital. We received net cash proceeds of approximately $9,275 from this transaction. The note purchase agreement includes a provision such that if we default on any of our debt obligations exceeding $2,500, the secured notes shall then become due and payable at the election of the holder of the notes.

The warrants issued in the January 2004 financing described above contain provisions requiring an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of the new warrants in March 2006. Consequently in 2006, the warrants from 2004 were adjusted to an exercise price of $2.50 per share and the total number of January 2004 warrants outstanding was adjusted to 886,787. The increase in the fair value of the 2004 warrants as a result of the modification was estimated to be $594, determined using the Black-Scholes option-pricing model, and was recorded as debt discount and additional paid-in capital. In January 2007, the holders of the warrants issued in January 2004 exercised those warrants and 886,787 shares have been issued.

13.	Capital Leases

We lease certain equipment under capital leases. Property and equipment included the following amounts for capital leases at December 31:

	2006	2005

Computer equipment	$9,925	$8,922
Computer software	2,072	1,469
Furniture and fixtures	237	227
Leasehold improvements	46	46

Total equipment under capital lease at cost	12,280	10,664
Less: accumulated amortization	(7,268)	(4,631)

Net property and equipment under capital leases	$5,012	$6,033

Capital leases are collateralized by the leased assets. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for the current fair market value, capped at 18.5% of the original purchase price. Amortization of leased assets is included in depreciation and amortization expense.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Future minimum payments under capital lease obligations consisted of the following at December 31, 2006:

2007	$2,910
2008	1,288
2009	473
2010	34

Total minimum lease payments	4,705
Less: amounts representing interest	(250)

Present value of net minimum lease payments (including current portion of $2,740)	$4,455

14.	Common Stock

Our Class A common stockholders are entitled to one vote for each share of stock held for all matters submitted to a vote of stockholders. Our Class B stockholders are entitled to three votes for each share owned.

15.	Fair Value of Financial Instruments

The fair values of our cash and cash equivalents and long-term debt approximate their respective carrying values as of December 31, 2006 and 2005. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The fair value of our long-term debt was estimated by discounting the future cash flows at rates available to us for similar borrowings.

16.	Income Taxes

During the years ended December 31, 2006, and 2005, respectively, we did not record either a current or deferred tax provision due to our current loss position and uncertainties regarding the realization of our net deferred tax assets.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Significant components of our deferred tax assets and liabilities at December 31 consisted of:

	2006	2005

Deferred tax assets:
Reserves and accrued expenses	$1,047	$1,011
Depreciation and amortization	1,123	924
Deferred revenue	396	547
Charitable contributions	92	124
Stock options	231	42
Research and development tax credit	2,753	2,764
Net deferred tax assets from discontinued operations	6,289	6,421
Net operating loss carryforward	40,174	38,953

Total deferred tax assets	52,105	50,786

Deferred tax liabilities:
Capitalized software development costs	(775)	(243)
Other	(6)	(4)

Total deferred tax liabilities	(781)	(247)

Net deferred tax asset	51,324	50,539
Valuation allowance for net deferred tax asset	(51,324)	(50,539)

Net deferred tax asset recognized in the consolidated balance sheets	$—	$—

At December 31, 2006, we had U.S. federal net operating loss carryforwards for income tax purposes of approximately $109,200, which includes $34,808, acquired upon the acquisition of Xypoint in 2001. The net operating loss carryforwards from Xypoint will begin to expire in 2011. The remaining net operating loss carryforwards will expire from 2019 through 2025. Utilization of the Xypoint net operating losses will be limited by the Internal Revenue Code as a result of one or more ownership changes. The remaining U.S. federal net operating loss carryforwards may be subject to limitations under the Internal Revenue Code as well. We have not determined the annual amount of the limitation on these net operating losses or whether these net operating loss carryforwards will expire prior to use as a result of these limitations. We have stated net operating loss carryforwards available which expire through 2025, the utilization of which will be limited in a manner similar to the federal net operating loss carryforwards. At December 31, 2006, $3,060 of our deferred deductions related to stock option exercises. To the extent that carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders’ equity. We have established a full valuation allowance with respect to these federal and state loss carryforwards and other net deferred tax assets due to uncertainties surrounding their realization.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. federal statutory rate of 34% to loss from continuing operations for the year ended December 31 is as follows:

	2006	2005	2004

Income tax (benefit) at statutory rate	$653	$(1,467)	$(5,407)
State tax (benefit)	52	(135)	(202)
Change in state apportionment tax rates on deferred assets/liabilities	807	(537)	1,597
Non deductible stock compensation expense	689	—	—
Research and development tax credit	(43)	(70)	(2,694)
Non deductible items	55	48	2,884
Change in valuation allowance	(2,241)	2,161	4,159
Other	28	—	(337)

Total	$—	$—	$—

17.	Stock-based Compensation Plans

We maintain two stock-based compensation plans: a stock option plan, and an employee stock purchase plan.

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

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	9,793	$3.86	8,650	$4.25	6,148	$2.95
Granted	2,908	2.42	2,786	2.55	3,800	6.00
Exercised	(199)	1.75	(291)	1.08	(535)	1.97
Forfeited	(880)	3.26	(1,352)	4.30	(763)	3.88

Outstanding, end of year	11,622	$3.62	9,793	$3.86	8,650	$4.25

Exercisable, at end of year	6,823	$4.33	5,997	$4.55	3,382	$3.25

Estimated weighted-average grant- date fair value of options granted during the year	$2.42		$2.06		$4.98

Weighted-average remaining contractual life of options outstanding at end of year	7.0 years		7.3 years		7.5 years

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Exercise prices for options outstanding at December 31, 2006 ranged from $0.01 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
		Exercise Prices	Contractual Life		Exercise Prices
	Options	of Options	of Options	Options	of Options
Exercise Prices	Outstanding	Outstanding	Outstanding (years)	Exercisable	Exercisable

$ 0.01 – $ 2.61	5,449	$2.29	7.93	1,616	$2.01
$ 2.61 – $ 5.21	3,662	$3.38	5.90	2,699	$3.39
$ 5.21 – $ 7.82	2,456	$6.74	6.55	2,453	$6.74
$ 7.82 – $10.42	25	$8.30	6.59	25	$8.30
$10.42 – $26.05	30	$14.07	3.57	30	$14.07

Total end of year	11,622			6,823

Non-cash stock based compensation expense has resulted from two other compensation arrangements. Prior to our initial public offering in 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of Class A Common Stock at the date of grant. Net loss, as reported, includes $123, and $583 of non-cash stock compensation expense related to these grants for the years-ended December 31, 2005 and 2004, respectively. These options had fully vested as of December 31, 2005, and accordingly we will not recognize any future expense related to these options.

Also, in 2003, 2005 and 2006, we issued restricted stock to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. The fair value of the restricted stock at issuance is being amortized to non-cash stock compensation expense using the straight-line method over the period during which the restrictions expire. Net loss, as reported, includes $244, $597, and $612 of non-cash stock compensation expense related to these grants for the years-ended December 31, 2006, 2005, and 2004, respectively. We expect to record future stock compensation expense of $25 as a result of these restricted stock grants that will be recognized over the remaining vesting periods.

Employee Stock Purchase Plan. We have an employee stock purchase plan (the Plan) that gives all employees an opportunity to purchase shares of our Class A Common Stock. The Plan allows for the purchase of 1,384,932 shares of our Class A Common Stock at a discount of 15% of the fair market value. The discount of 15% is calculated based on the average daily share price on either the first or the last day of each quarterly enrollment period, whichever date is more favorable to the employee. Option periods are three months in duration. As of December 31, 2006, 784,977 shares of Class A Common Stock have been issued under the Plan.

As of December 31, 2006, our total shares of Class A Common Stock reserved for future issuance is comprised of:

(in thousands)

Stock compensation plan	3,151
Warrants (see Note 12)	2,637
Employee stock purchase plan	600

Total shares restricted for future use	6,388

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

18.	Operating Leases

We lease certain office space and equipment under non-cancelable operating leases that expire on various dates through 2010. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2006:

2007	$3,304
2008	2,495
2009	1,734
2010	1,164

$8,697

Our material leases include our offices in Annapolis, Maryland under a lease expiring in March 2008, a second facility in Annapolis under a lease expiring in April 2011, a facility in Seattle, Washington under a lease expiring in September 2010, a facility in Oakland, California under a lease expiring May 2007, and a facility in Tampa, Florida under a lease expiring in December 2009. The Annapolis facilities are utilized for executive and administrative offices, as well as portions of our Commercial and Government segments. The Seattle and Oakland facilities are utilized by our Commercial segment and the Tampa facility is utilized by our Government segment. Future payments on all of our leases are estimated based on future payments including the minimum future rent escalations, if any, stipulated in the respective agreements.

Rent expense for continuing operations was $3,603, $3,480, and $3,136 for the years ended December 31, 2006, 2005, and 2004, respectively.

19.	Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenues, accounts receivable, and unbilled receivables from continuing operations are summarized in the following tables.

		% of Total Revenues For
		the Year Ended
		December 31,
Customer	Segment	2006	2005	2004

U.S. Government	Government	25%	17%	23%
Verizon Wireless	Commercial	20%	17%	20%
Cingular Wireless	Commercial	10%	10%	< 10%

	As of December 31, 2006		As of December 31, 2005
	Accounts	Unbilled	Accounts	Unbilled
Customer	Receivable	Receivables	Receivable	Receivables

U.S. Government	24%	36%	35%	16%
Customer A	<10%	<10%	<10%	30%
Customer B	11%	<10%	<10%	<10%
Customer C	<10%	<10%	<10%	<10%

As of December 31, 2006, our total exposure to credit risk was $12,645 based on the amount due to us by those customers. As of December 31, 2005 and 2004, our exposure to such risks was $15,598 and $16,953 respectively. We did not experience significant losses from amounts due to us by any customers for the year ended December 31, 2006.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

20.	Business and Geographic Segment Information

In the fourth quarter of 2004, we realigned our segments to better manage the business subsequent to our acquisitions described in Notes 2 and 3. Our two operating segments are now (i) our Commercial Segment, which consists of the previous Network Software and Service Bureau segments, along with the Kivera assets acquired in 2004 and (ii) our Government Segment which consists of the previous Network Solutions segment.

Management evaluates performance based on gross profit. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.

For the years ended December 31, 2006, 2005 and 2004, respectively, our revenues include approximately $7,349, $6,874, and $6,457 of revenues generated from customers outside of the United States.

The following table sets forth results for our reportable segments as of December 31, 2006. All revenues reported below are from external customers. Prior year amounts have been restated based upon the classification of our Enterprise Assets as discontinued operations in 2005 (see Note 2). A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Year Ended December 31,
	2006			2005			2004
	Comm.	Gvmt	Total	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$59,741	$28,639	$88,380	$54,198	$20,774	$74,972	$44,621	$15,613	$60,234
Systems	17,219	19,337	36,556	11,668	15,513	27,181	13,061	23,617	36,678

Total revenue	76,960	47,976	124,936	65,866	36,287	102,153	57,682	39,230	96,912

Direct costs of revenue
Direct cost of services	31,409	21,131	52,540	25,885	13,345	39,230	21,472	9,500	30,972
Direct cost of systems	5,211	12,672	17,883	5,710	12,009	17,719	5,843	15,391	21,234

Total Direct Costs	36,620	33,803	70,423	31,595	25,354	56,949	27,315	24,891	52,206

Gross profit
Services gross profit	28,332	7,508	35,840	28,313	7,429	35,742	23,149	6,113	29,262
Systems gross profit	12,008	6,665	18,673	5,958	3,504	9,462	7,218	8,226	15,444

Total Gross Profit	$40,340	$14,173	$54,513	$34,271	$10,933	$45,204	$30,367	$14,339	$44,706

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2006	2005	2004

Total segment gross profit	$54,513	$45,204	$44,706
Research and development expense	(12,586)	(13,863)	(18,106)
Sales and marketing expense	(11,713)	(10,535)	(8,973)
General and administrative expense	(16,959)	(15,044)	(14,997)
Depreciation and amortization of property and equipment	(7,956)	(8,625)	(7,353)
Amortization of acquired intangible assets	(147)	(177)	(37)
Interest expense	(3,198)	(1,172)	(3,196)
Debt conversion expense	—	—	(7,886)
Other income/(expense), net	22	(104)	(61)

Income (Loss) from continuing operations	1,976	(4,316)	(15,902)
Loss from discontinued operations	(23,671)	(7,151)	(2,646)

Net loss	$(21,695)	$(11,467)	$(18,548)

21.	Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005. In connection with the classification of our Enterprise assets as discontinued operations, as discussed in Notes 1 and 2 above, we reclassified prior period financial data for these assets to reflect this classification as of December 31, 2006. The quarterly information has not been audited, but in our opinion, includes all normal recurring adjustments, which are, in the opinion of the Management, necessary for fair statement of the results of the interim periods.

	2006
	Three Months Ended
	(unaudited)
	March 31	June 30	September 30	December 31

Revenue	$31,686	$31,943	$31,810	$30,496
Gross profit	$13,562	$14,240	$13,574	$13,136
Income from continuing operations	$342	$759	$761	$111
Loss from discontinued operations	(2,054)	(2,314)	(14,510)	(4,793)

Net loss	$(1,712)	$(1,555)	$(13,749)	$(4,682)
Earnings per share — basic from continuing operations	$0.01	$0.02	$0.02	$0.00
Loss per share — basic from discontinued operations	$(0.05)	$(0.06)	$(0.37)	$(0.12)

Net loss per share — basic	$(0.04)	$(0.04)	$(0.35)	$(0.12)
Earnings per share — diluted from continuing operations	$0.01	$0.02	$0.02	$0.00
Loss per share — diluted from discontinued operations	$(0.05)	$(0.06)	$(0.37)	$(0.11)
Net loss per share — diluted	$(0.04)	$(0.04)	$(0.35)	$(0.11)

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

	2005
	Three Months Ended
	(unaudited)
	March 31	June 30	September 30	December 31

Revenue	$24,856	$21,404	$29,169	$26,724
Gross profit	$12,793	$9,831	$11,660	$10,936
Loss from continuing operations	$(575)	$(2,316)	$(313)	$(1,112)
Loss form discontinued operations	(1,512)	(1,722)	(1,899)	(2,018)

Net loss	$(2,087)	$(4,038)	$(2,212)	$(3,130)
Loss per share from continuing operations	$(0.01)	$(0.05)	$(0.02)	$(0.03)
Loss per share from discontinued operations	$(0.04)	$(0.05)	$(0.04)	$(0.05)

Net loss per share — basic and diluted	$(0.05)	$(0.10)	$(0.06)	$(0.08)

22.	Commitments and Contingencies

In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. Telecommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our common stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate common stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of common stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, and that the underwriters violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. We will continue to defend the lawsuit vigorously. On February 15, 2005, the District Court issued an Order preliminarily approving a settlement agreement among class plaintiffs, all issuer defendants and their insurers, provided that the parties agree to a modification narrowing the scope of the bar order set forth in the settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision, and have informed the District Court that they would like to be heard by the District Court as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. We intend to continue to defend the lawsuit until the settlement has received final approval or the matter is resolved otherwise. More than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us, and we believe that the majority of those companies will participate in the same settlement if approved.

In October 2006, two former shareholders of Xypoint Corporation sued the former officers and directors of that corporation for breach of fiduciary duty and violation of certain Washington state securities and consumer protection acts when they approved, and recommended that shareholders approve, the merger of Xypoint into

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

TeleCommunication Systems, Inc. The plaintiffs request unspecified damages. The merger agreement from 2001 provided that we would indemnify the officers and directors of Xypoint for a period of six years after the merger (ending January 2007) for their actions in approving the merger. In December 2006, the complaint was amended to include TCS as a defendant, as the successor-in-interest to Xypoint Corporation and Windward Acquisition Corporation (our acquisition subsidiary), both extinguished corporations. We have purchased Directors and Officers insurance policies to cover claims against the former officers and directors of Xypoint and us, and believe that one or both of those insurance policies may cover some or all of the costs of this lawsuit. We intend to defend the lawsuit vigorously, but can make no assurances that the outcome will be favorable to us or that the insurance policies will be sufficient to cover the costs incurred or any judgment amounts that may result.

We are subject to certain litigation, claims and assessments which occur in the normal course of business. Based on consultation with our legal counsel, management is of the opinion that such matters, when resolved, will not have a material impact on our consolidated results of operations, financial position or cash flows.

23.	Related Party Transactions

In February 2003, we entered into an agreement with Annapolis Partners LLC to explore the opportunity of relocating our Annapolis offices to a planned new real estate development. Our President and Chief Executive Officer owns a controlling voting and economic interest in Annapolis Partners LLC and he also serves as a member. The financial and many other terms of the agreement have not yet been established. The lease is subject to several contingencies and rights of termination. For example, the agreement can be terminated at the sole discretion of our Board of Directors if the terms and conditions of the development are unacceptable to us, including without limitation the circumstances that market conditions make the agreement not favorable to us or the overall cost is not in the best interest to us or our shareholders, or any legal or regulatory restrictions apply. Our Board of Directors will evaluate this opportunity along with alternatives that are or may become available in the relevant time periods and there is no assurance that we will enter into a definitive agreement at this new development site.

24.	Subsequent Events

Effective January 1, 2007, the Company sold two of its three Enterprise units, carried as discontinued operations, to strategic buyers for restricted stock in the acquiring companies and earn-out arrangements. The Mobile Finance unit, including its US and European operations, has been sold to Stockgroup Information Systems, Inc. for 1.5 million shares of restricted stock. Assets of the Mobile Office unit, doing business as mobeo®, have been acquired by MobilePro Corporation for 9 million shares of restricted stock. Management continues to work with prospective buyers to complete the sale of the Mobile Asset unit.

In January 2007, warrants for approximately 890,000 shares have been exercised by institutional investors which have been issued in connection with 2004 financing for approximately $2 million in cash.

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

Name	Title	Date

/s/ Maurice B. Tosé Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 12, 2007

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 12, 2007

/s/ James M. Bethmann James M. Bethmann	Director	March 12, 2007

/s/ Clyde A. Heintzelman Clyde A. Heintzelman	Director	March 12, 2007

/s/ Richard A. Kozak Richard A. Kozak	Director	March 12, 2007

/s/ Weldon H. Latham Weldon H. Latham	Director	March 12, 2007

/s/ Byron F. Marchant Byron F. Marchant	Director	March 12, 2007

EXHIBIT INDEX

Exhibit
Numbers		Description

4.1		Amended and Restated Articles of Incorporation. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.2		Second Amended and Restated Bylaws. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.3		Form of Class A Common Stock certificate. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
4.5		Warrants to Purchase Common Stock issued pursuant to the Securities Purchase Agreement for each of the investors party to the Securities Purchase Agreement dated January 13, 2004. (Incorporated by reference to the company’s Current Report on Form 8-K filed on January 23, 2004)
4.6		Note Purchase Agreement dated March 13, 2006 by and among the company and the Purchasers named therein (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
4.7		Warrants to Purchase Common Stock issued pursuant to the Note Purchase Agreement dated March 13, 2006 to each of the Purchasers named therein (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
4.8		Notes issued pursuant to the Note Purchase Agreement dated March 13, 2006 to each of the Purchasers named therein (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
4.9		Registration Rights Agreement dated March 13, 2006 by and among the company and the Investors named therein (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
4.10		Intellectual Property Security Agreement dated March 13, 2006 by and among the company, Bonanza Master Fund Ltd., as Agent, and the Secured Parties named therein (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
4.11		Subordination Agreement dated March 13, 2006 by and among the company, Silicon Valley Bank, and the Purchasers named therein (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
10.1		West Garrett Office Building Full service Lease Agreement dated October 1, 1997 by and between the company and West Garrett Joint Venture. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.2†	Form of Indemnification Agreement. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.3†	Fourth Amended and Restated 1997 Stock Incentive Plan. (Incorporated by reference to Appendix A to the company’s definitive proxy statement for its 2004 Annual Meeting of stockholders as filed with the SEC on June 17, 2004 (No. 000-30821))
10	.4†	First Amended and Restated Employee Stock Purchase Plan. (Incorporated by reference to the company’s Registration Statement on Form S-8 (No. 333-136072))
10	.5†	Optionee Agreement dated October 1, 1997 by and between the company and Richard A. Young. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.6†	Optionee Agreement dated July 29, 1998 by and between the company and Richard A. Young. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.7†	Optionee Agreement dated October 1, 1997 by and between the company and Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.8†	Optionee Agreement dated July 29, 1998 by and between the company and Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.9†	Optionee Agreement dated April 1, 1999 by and between the company and Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))

Exhibit
Numbers		Description

10	.10†	401(k) and Profit Sharing Plan of the company dated January 1, 1999. (Incorporated by reference to the company’s Registration Statement on Form S-4 (No. 333-51656))
10	.11†	Employment Agreement dated February 1, 2001 by and between the company and Richard A. Young. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.12†	Employment Agreement dated February 1, 2001 by and between the company and Thomas M. Brandt. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.13†	Employment Agreement dated February 1, 2001 by and between the company and Drew A. Morin. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.14†	Employment Agreement dated February 1, 2001 by and between the company and Timothy J. Lorello. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.15‡	Services Integration Agreement dated January 31, 2002 by and between the company and Hutchison 3G. (Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.16		Deed of Lease by and between Annapolis Partner, LLC and the company. (Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.17†	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.18†	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.19†	Restricted stock award certificate to Mr. Clyde A. Heintzelman. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.20†	Restricted stock award certificate to Mr. Richard A. Kozak. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.21†	Restricted stock award certificate to Mr. Weldon H. Latham. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.22†	Restricted stock award certificate to Mr. Timothy J. Lorello. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.23†	Restricted stock award certificate to Mr. Timothy J. Lorello. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.24†	Restricted stock award certificate to Mr. Bryon F. Marchant. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.25†	Restricted stock award certificate to Mr. Drew A. Morin. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.26†	Restricted stock award certificate to Mr. Drew A. Morin. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.27†	Restricted stock award certificate to Mr. Maurice B. Tosé. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.28†	Restricted stock award certificate to Mr. Maurice B. Tosé. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.29†	Restricted stock award certificate to Mr. Kevin M. Webb. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.30†	Restricted stock award certificate to Mr. Kevin M. Webb. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.31†	Restricted stock award certificate to Mr. Richard A. Young. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

Exhibit
Numbers		Description

10	.32†	Restricted stock award certificate to Mr. Richard A. Young. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.33		Registration Rights Agreement dated as of December 18, 2003 by and among the company and the investors party to the 2003 SPA. (Incorporated by reference to Exhibit 10 to the company’s Current Report on Form 8-K dated December 18, 2003)
10.34		Trademark License Agreement by and among Aether, TSYS and the company dated as of January 13, 2004. (Incorporated by reference to the company’s Current Report on Form 8-K filed on January 23, 2004)
10.35		Registration Rights Agreement by and between the company and Aether dated as of January 13, 2004. (Incorporated by reference to the company’s Current Report on Form 8-K filed on January 23, 2004)
10	.36†	Amended and Restated Loan and Security Agreement by and between the company and Silicon Valley Bank. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.37		Restricted stock award certificate to Mr. Clyde A. Heintzelman (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
10.38		Restricted stock award certificate to Mr. Richard A. Kozak (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
10.39		Restricted stock award certificate to Mr. Weldon F. Latham (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
10.40		Restricted stock award certificate to Mr. Byron F. Marchant (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
10.46		Second Amended and Restated Loan and Security Agreement by and between the Company and Silicon Valley Bank (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10	.47†	Form of Incentive Stock Option Agreement
10	.48†	Form of Non-Qualified Stock Option Agreement
10	.49†	Form of Restricted Stock Grant Agreement
12.1		Supplemental Financial Statement Schedule II
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
23.2		Consent of James Cowper
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.01		Report of Independent Auditors- James Cowper

†	Management contract, compensatory plans or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.