Form 10-Q
period 2007-03-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2007-05-10
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007

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

Shares outstanding
as of March 31,
Title of Each Class	2007

Class A Common Stock, par value $0.01 per share	33,388,942
Class B Common Stock, par value $0.01 per share	7,525,672

Total Common Stock Outstanding	40,914,614

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenue
Services	$20,885	$21,944
Systems	13,234	9,742

Total revenue	34,119	31,686

Direct costs of revenue
Direct cost of services revenue	12,948	13,174
Direct cost of systems revenue, including amortization of software development costs of $344, and $281, respectively	6,876	4,950

Total direct cost of revenue	19,824	18,124

Services gross profit	7,937	8,770
Systems gross profit	6,358	4,792

Total gross profit	14,295	13,562

Operating costs and expenses
Research and development expense	3,105	2,932
Sales and marketing expense	3,163	3,048
General and administrative expense	4,652	4,227
Depreciation and amortization of property and equipment	1,668	2,445
Amortization of acquired intangible assets	37	37

Total operating costs and expenses	12,625	12,689

Income from operations	1,670	873
Interest and financing expense	(963)	(559)
Other income/(expense), net	60	28

Income from continuing operations	767	342
Loss from discontinued operations	(124)	(2,054)

Net income/(loss)	$643	$(1,712)

Income/(loss) per share-basic and diluted:
Income per share from continuing operations	$0.02	$0.01
Loss per share from discontinued operations	(0.00)	(0.05)

Net income/(loss) per share-basic and diluted	$0.02	$(0.04)

Weighted average shares outstanding-basic	40,630	39,085

Weighted average shares outstanding-diluted	42,471	39,456

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$10,758	$10,358
Accounts receivable, net of allowance of $314 in 2007 and $290 in 2006	29,597	21,544
Unbilled receivables	6,374	7,636
Inventory	4,936	5,293
Investment in marketable securities	2,100	—
Other current assets	6,614	2,818
Current assets of discontinued operations	10,159	13,596

Total current assets	70,538	61,245
Property and equipment, net of accumulated depreciation and amortization of $41,931in 2007 and $40,594 in 2006	11,893	12,853
Software development costs, net of accumulated amortization of $3,606 in 2007 and $3,262 in 2006	4,503	4,402
Acquired intangible assets, net of accumulated amortization of $399 in 2007 and $362 in 2006	819	856
Goodwill	1,813	1,813
Other assets	2,785	2,526

Total assets	$92,351	$83,695

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$13,364	$10,421
Accrued payroll and related liabilities	1,933	5,663
Deferred revenue	5,125	3,485
Borrowings under revolving credit line	8,000	—
Current portion of notes payable	1,707	2,160
Current portion of capital lease obligations	2,424	2,740
Current liabilities of discontinued operations	6,713	11,400

Total current liabilities	39,266	35,869
Capital lease obligations and notes payable, less current portion	12,421	12,721
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 33,388,942 in 2007 and 32,267,893 in 2006	334	322
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 7,525,672 in 2007 and 7,525,672 in 2006	76	76
Additional paid-in capital	222,644	217,739
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(1)	—
Accumulated deficit	(182,389)	(183,032)

Total stockholders’ equity	40,664	35,104

Total liabilities and stockholders’ equity	$92,351	$83,695

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income (Loss)	Deficit	Total

Balance at January 1, 2007	$322	$76	$217,739	$—	$(183,032)	$35,105
Options exercised for the purchase of 145,329 shares of Class A Common Stock	1	—	331	—	—	332
Issuance of 51,767 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	133	—	—	134
Exercise of warrants to purchase 886,787 shares of Class A Common Stock	9	—	2,208	—	—	2,217
Issuance of Restricted Class A Common Stock	1	—	(1)	—	—	—
Stock compensation expense for continuing operations	—	—	988	—	—	988
Stock compensation expense for discontinued operations	—	—	79	—	—	79
Valuation adjustment for stock options issued to non-employees for service	—	—	92	—	—	92
Unrealized gain on securities	—	—	—	1,075	—	1,075
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net income for the three months ended March 31, 2007	—	—	—	—	643	643

Balance at March 31, 2007	$334	$76	$221,569	$1,074	$(182,389)	$40,664

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Operating activities:
Net income/(loss)	$643	$(1,712)
Less: Loss from discontinued operations	(124)	(2,054)

Income from continuing operations	767	342
Adjustments to reconcile net loss from continuing operations to net cash (used in)/provided by operating activities:
Depreciation and amortization of property and equipment	1,668	2,445
Amortization of acquired intangible assets	37	37
Non-cash stock compensation expense	988	811
Amortization of software development costs	344	281
Amortization of debt discount	288	96
Amortization of deferred financing fees included in interest expense	123	226
Other non-cash income	11	(45)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,053)	(1,226)
Unbilled receivables	1,262	(960)
Inventory	357	261
Other current assets	(3,796)	(511)
Other assets	(259)	17
Accounts payable and accrued expenses	2,943	(1,928)
Accrued payroll and related liabilities	(3,730)	(2,588)
Deferred revenue	1,640	1,702

Net cash used in operating activities of continuing operations	(5,410)	(1,040)
Net cash used in operating activities of discontinued operations	(2,370)	(862)

Total net cash used in operating activities	(7,780)	(1,902)
Investing activities:
Purchases of property and equipment	(389)	(484)
Capitalized software development costs	(445)	(500)

Net cash used in investing activities of continuing operations	(834)	(984)
Net cash (used in)/provided by investing activities of discontinued operations	—	(275)

Total net cash used in investing activities	(834)	(1,259)
Financing activities:
Payments on long-term debt and capital lease obligations	(1,677)	(1,285)
Proceeds from short-term line of credit, net	8,000	(5,004)
Proceeds from exercise of warrants	2,208	—
Proceeds from issuance of long-term debt	—	11,000
Financing fees related to issuance of long-term debt and Class A Common Stock	—	(672)
Proceeds from exercise of employee stock options and sale of stock	488	112

Net cash provided by financing activities from continuing operations	9,019	4,151
Net cash used in financing activities of discontinued operations	(5)	—

Total net cash provided by financing activities	9,014	4,151
Effect of exchange rates on cash of discontinued operations	—	20

Net increase in cash from continuing operations	2,775	2,127
Net decrease in cash from discontinued operations	(2,375)	(1,117)

Net increase in cash	400	1,010
Cash and cash equivalents at the beginning of the period	10,358	9,320

Cash and cash equivalents at the end of the period	$10,758	$10,330

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
March 31, 2007
(amounts in thousands, except per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2006 Annual Report on Form 10-K.

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

Effective April 1, 2006, we changed our estimate of the useful life of our computer hardware and software, used in our Service Bureau, from three to four years. The change in estimate resulted from our evaluation of the life cycles of our hardware and software used in the Service Bureau and our conclusion that these assets consistently have a longer life than previously estimated. We believe this change in estimate more accurately reflects the productive life of these assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, the change in life has been accounted for as a change in estimate on a prospective basis from April 1, 2006. For the three-months ended March 31, 2007, this change in accounting estimate increased our net income by approximately $400 or $0.01 per share.

Software Development Costs.  For the three-months ended March 31, 2007, we capitalized $445 of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized as software development costs in the accompanying unaudited Consolidated Financial Statements and will be amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software, which is part of our continuing operations.

Stock-Based Compensation.  We have two stock-based employee compensation plans: our Fourth Amended and Restated 1997 Stock Incentive Plan (the “Stock Incentive Plan”) and our Employee Stock Purchase Plan (the “ESPP”). We have also previously issued restricted stock to directors and certain key executives as described in Note 2 below. Beginning January 1, 2006, we recorded compensation expense for all stock-based compensation plans using the fair value method prescribed by Financial Accounting Standards Board (FASB) Statement No. 123, Share Based Payment, as revised (“SFAS 123(R)”). Our adoption of SFAS 123(R) is discussed in Note 2.

In conjunction with our implementation of SFAS 123(R), our non-cash stock compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in Note 2.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

	Three Months Ended
	March 31,
	2007	2006

Basic weighted average common shares outstanding	40,630	39,085
Dilutive common shares outstanding	1,841	461

Diluted weighted average common shares outstanding used in the calculation of diluted income/(loss)	42,471	39,546

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

FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company adopted FIN 48 on January 1, 2007 for which there as no cumulative effect of applying the provisions of this interpretation. The Company classifies interest and penalties accrued on any unrecognized tax benefits as a component of the Provision for income taxes. There was no interest and penalties recognized in the consolidated statement of income for the three months ended March 31, 2007 and the consolidated balance sheet at March 31, 2007 . The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. and state jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions before 2003.

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Liabilities.” SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.

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

We also recognize non-cash stock compensation expense for restricted stock issued to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. The fair value of the

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

restricted stock at issuance is being amortized using the straight-line method over the period during which the restrictions expire. We had approximately 11,000 shares of restricted stock outstanding as of December 31, 2006, and 90,000 at March 31, 2007. We expect to record future stock compensation expense of $250 as a result of these restricted stock grants that will be recognized over the remaining vesting period during the year.

The material components of our stock compensation expense are as follows:

	Three Months
	Ended March 31,
	2007	2006

Continuing operations:
Stock options granted at fair value	$900	$646
Restricted stock	65	155
Employee stock purchase plan	23	10

Total stock compensation expense included in continuing operations	$988	$811

Discontinued operations:
Stock options granted at fair value	$79	$114

Total stock compensation expense included in discontinued operations	$79	$114

Non-cash stock compensation included in our continuing operations in the accompanying Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2007			2006
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$257	$158	$415	$191	$134	$325
Direct cost of systems	39	20	59	25	14	39

Total stock compensation included in direct costs of revenue	$296	$178	$474	$216	$148	$364

	Three Months Ended March 31,
	2007	2006

Stock compensation included in operating expenses:
Research and development expense	$198	$95
Sales and marketing expense	143	69
General and administrative expense	173	283

Total stock compensation included in operating expenses	$514	$447

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option activity and related information for the three-months ended March 31, 2007 is as follows:

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price

Outstanding, beginning of year	11,622	$3.62
Granted	2,145	$3.64
Exercised	(145)	$2.29
Forfeited	(362)	$3.24

Outstanding, at March 31, 2007	13,260	$3.65

Exercisable, at March 31, 2007	7,382	$4.21

Vested and expected to vest at March 31, 2007	9,473	$3.65

Estimated weighted-average grant- date fair value of options granted during the year	$3.65

Weighted-average remaining contractual life of options outstanding at March 31, 2007	7.1 years

Exercise prices for options outstanding at March 31, 2007 ranged from $0.01 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
	Options	Exercise Prices of	Life of Options	Options	Exercise Prices of
Exercise Prices	Outstanding	Options Outstanding	Outstanding (Years)	Exercisable	Options Exercisable

$ 0.01 - $ 2.61	5,193	$2.29	7.66	2,137	$2.12
$ 2.61 - $ 5.21	5,575	$3.48	7.05	2,753	$3.43
$ 5.21 - $ 7.82	2,436	$6.74	6.28	2,436	$6.74
$ 7.82 - $10.42	25	$8.30	6.35	25	$8.30
$10.42 - $26.05	31	$14.07	3.32	31	$14.07

	13,260			7,382

As of March 31, 2007, we estimate that we will recognize $6,103 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3.95 years, of which we estimate $2,889, will be recognized during the remainder of 2007.

In using the Black-Scholes model to calculate the fair value of our stock options, our assumptions were as follows:

	Three Months
	Ended
	March 31,
	2007	2006

Expected life (in years)	5.5	5.5
Risk-free interest rate (%)	4.66%-4.76%	4.75%
Volatility (%)	79%-83%	94%
Dividend yield (%)	0%	0%

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $321 and $164 during the three-months ended March 31, 2007 and 2006, respectively.

Interest paid totaled $552 and $255 during the three-months ended March 31, 2007 and 2006, respectively.

4.	Enterprise Assets-Discontinued Operations

The Enterprise assets were comprised of three units. Two subscriber businesses, which sold BlackBerry® services and provided real-time financial market data to wireless device users under annual subscriber contracts in the U.S. and Europe, were sold effective January 1, 2007 to two different buyers. The third unit, Mobile Asset Management, provides wireless data solutions that include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers. Mobile Asset Management is expected to be sold during 2007.

Enterprise assets and liabilities classified as discontinued operations in the accompanying Consolidated Balance Sheets are as follows:

	March 31,	December 31,
	2007	2006

Assets:
Current assets	$5,652	$8,739
Long-lived assets	4,487	4,816
Other long term assets	20	41

Assets of discontinued operations	10,159	13,596

Liabilities:
Accounts payable and accrued liabilities	5,238	9,036
Deferred revenue and other liabilities	1,475	2,364

Liabilities of discontinued operations	6,713	11,400

Net assets of discontinued operations	$3,446	$2,196

Intangible assets included in Enterprise Long-lived assets at both March 31, 2007 and December 31, 2006 were:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Acquired intangible assets:
Customer Contracts	$5,558	$3,043	$2,515
Customer Lists	2,165	1,458	707
Trademarks	630	297	333

Subtotal	8,353	4,798	3,555
Software development costs, including acquired technology	844	311	533

Total	$9,197	$5,109	$4,088

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

All assets of discontinued operations are classified as current in the accompanying consolidated balance sheets. Effective January 1, 2007, the Company sold two of its three Enterprise units, carried as discontinued operations, to strategic buyers for unregistered stock in the acquiring publicly traded companies and earn-out arrangements. The Mobile Finance unit, including its US and European operations, has been sold to Stockgroup Information Systems, Inc. for 1.5 million shares of unregistered stock. Assets of the Mobile Office unit, doing business as mobeo®, have been acquired by MobilePro Corporation for 9 million shares of unregistered stock. No impairment was recorded in the quarter. Management continues to work with prospective buyers to complete the sale of the Mobile Asset unit.

Summarized results of operations for the Enterprise assets included as discontinued operations in the accompanying Consolidated Statement of Operations are as follows:

	Three Months Ended
	March 31,
	2007	2006

Total revenue	$3,886	$4,589

Gross profit	472	562
Research and development, sales, marketing, and general and administrative expenses, net	745	2,616
Other income/(expenses)	149	—

Loss from discontinued operations	$(124)	$(2,054)

In accordance with Financial Accounting Standard Board Statement No. 144, depreciation and amortization of the long-lived Enterprise assets were not recorded for the three-months ended March 31, 2007 and 2006.

5.	Segment Information

Our two operating segments are the Commercial and Government Segments.

Our Commercial Segment products enable wireless carriers to deliver short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. Our Commercial Segment also provides E9-1-1 services, commercial location-based services, inter-carrier text message distribution services, and carrier technology on a hosted or service bureau basis. We also earn subscriber revenue through wireless applications including our Rand McNallytm Traffic application.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth results for our reportable segments for the three-months ended March 31, 2007 and 2006, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Three Months Ended March 31,
	2007			2006
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$13,641	$7,244	$20,885	$15,149	$6,795	$21,944
Systems	6,810	6,424	13,234	3,466	6,276	9,742

Total revenue	20,451	13,668	34,119	18,615	13,071	31,686

Operating costs and expenses
Direct cost of services	7,323	5,625	12,948	8,197	4,977	13,174
Direct cost of systems	1,442	5,434	6,876	889	4,061	4,950

Total direct costs	8,765	11,059	19,824	9,086	9,038	18,124

Gross profit
Services gross profit	6,318	1,619	7,937	6,952	1,818	8,770
Systems gross profit	5,368	990	6,358	2,577	2,215	4,792

Total gross profit	$11,686	$2,609	$14,295	$9,529	$4,033	$13,562

	Three Months Ended
	March 31,
	2007	2006

Total segment gross profit	$14,295	$13,562
Research and development expense	(3,105)	(2,932)
Sales and marketing expense	(3,163)	(3,048)
General and administrative expense	(4,652)	(4,227)
Depreciation and amortization of property and equipment	(1,668)	(2,445)
Amortization of acquired intangible assets	(37)	(37)
Interest expense	(963)	(559)
Other income/(expense), net	60	28

Income from continuing operations	767	342
Loss from discontinued operations	(124)	(2,054)

Net income/(loss)	$643	$(1,712)

6.	Inventory

	Mar. 31,	Dec. 31,
	2007	2006

Component parts	$2,612	$2,942
Finished goods	2,324	2,351

Total inventory at period end	$4,936	$5,293

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Acquired Intangible Assets and Capitalized Software Development Costs

	March 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Lists	$606	$318	$288	$606	$290	$316
Trademarks & Patents	612	81	531	612	72	540
Software development costs, including acquired technology	8,113	3,610	4,503	7,664	3,262	4,402

Total	$9,331	$4,009	$5,322	$8,882	$3,624	$5,258

Estimated future amortization expense:
Nine-months ending December 31, 2007			$1,208
Year ending December 31, 2008			$1,781
Year ending December 31, 2009			$1,188
Year ending December 31, 2010			$289
Thereafter			$856

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

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total Revenue for the Three Months Ended
		March 31,
Customer	Segment	2007	2006

All US Government Agencies	Government	27%	31%
Verizon Wireless, including indirect sales	Commercial	27%	21%

		As of March 31, 2007
		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

All US Government Agencies	Government	34%	42%
Customer A	Commercial	28%	Less than 10%
Customer B	Commercial	Less than 10%	15%

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Line of Credit

We have a $22,000 line of credit agreement with our principal bank through September 2008. The borrowing rate at March 31, 2007 was 9.5% per annum. Borrowings at any time are limited based principally on accounts receivable levels and a working capital ratio, each as defined in the line of credit agreement. Borrowings are also limited by the amount of letters of credit outstanding of $3,272 at March 31, 2007.

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

Our line of credit agreement contains a tangible net worth covenant which we are required to meet on a monthly basis. In March, 2006, the bank amended our bank line of credit agreement, temporarily reducing the minimum tangible net worth requirement (as defined in the bank credit agreement) from $29,500 to $23,500 until March 31, 2007. The minimum tangible net worth amount per the line of credit agreement is adjusted upward for income, subordinated debt and equity raised and proceeds of any sale of Enterprise assets. The bank credit agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the bank credit agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement. We believe that the Company will continue to comply with its restrictive covenants. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable.

As of March 31, 2007, we were in compliance with all of the covenants related to our line of credit.

As of March 31, 2007, we had borrowed $8 million under the line of credit and we had approximately $2,200 of unused availability. At December 31, 2006, we had no borrowings outstanding under the line of credit and had approximately $9,000 of unused borrowing availability under this line.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (b) that we expect to realize approximately $41 million of backlog in the balance of this year and $58 million of backlog in the next twelve months, (c) that we believe our location-based software is positioned for early adoption by carriers, d) that we expect to complete the sale of the Enterprise assets during 2007, (e) that we expect additional cash in 2007 from sales of our Enterprise assets, (f) that we believe that capitalized software development costs will be recoverable from future gross profits (g) we were in compliance with all of our loan covenants and we believe that the Company will continue to comply with its restrictive covenants. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach and sustain profitability, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) expand our sales and business offerings in the wireless communications industry, (vi) develop software without any errors or defects, (vii) have sufficient capital resources to fund the company’s operations, (viii) protect our intellectual property rights, (ix) implement our sales and marketing strategy, and (x) successfully integrate the assets and personnel obtained in our acquisitions. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

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

We have identified our most critical accounting policies to be those related to revenue recognition for our software contracts with multiple elements, revenue recognition for our contracts accounted for using the percentage-of-completion and proportional performance methods, capitalized software development costs, acquired intangible assets, goodwill impairment, stock compensation expense, and income taxes. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”.)

Overview

Our business is reported across two market segments: (i) the Commercial Segment, which consists principally of enhanced communication services to and from wireless phones, location application software, our E9-1-1 application and other hosted services for wireless carriers and Voice Over IP service providers, and (ii) the Government Segment, which includes the design, development and deployment of information processing and communication systems and related services to government agencies. In addition, our business includes the Enterprise assets, which we are currently in the process of selling, as explained below. The operations of the Enterprise assets were previously included in our Commercial Segment.

As of December 31, 2005, as a result of slower-than-anticipated market adoption of key technologies related to the Enterprise assets and management’s strategic decision to focus on our core technologies, we committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. in 2004. The Enterprise assets were comprised of three units. Two of the units were subscriber businesses, which sold BlackBerry® services and provided real-time financial market data to wireless device users under annual subscriber contracts in the U.S. and Europe, and wireless data solutions for mobile asset management business. The two subscriber business units were sold effective January 1, 2007 to two different buyers. The third unit provides wireless data solutions that include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers, and the company is continuing to work with an investment banker to sell the business. The operations and cash flows of the business will be eliminated from ongoing operations as a result of their sales, and the company does not expect to have any significant involvement in the operations after the disposal transaction. Accordingly, the assets, liabilities, and results of operations for the Enterprise assets have been classified as discontinued operations for all periods presented in this Form 10-Q. The operations of the Enterprise assets were previously included in our Commercial Segment.

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

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations. You should read this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with Item 1A “Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Form 10-K as well as the unaudited interim consolidated financial statements and the notes thereto located elsewhere in this Form 10-Q.

Indicators of Our Financial and Operating Performance

Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue and gross profit. We derive revenue from the sales of systems and services including recurring monthly service and subscriber fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.

•	Gross profit represents revenue minus direct cost of revenue, including certain non-cash expenses. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, non-cash stock-based compensation, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of systems revenue from our Commercial Segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations including discontinued operations. Important sources of our liquidity have been cash raised from our 2006 debt financing, all as described below under “Liquidity and Capital Resources”, and borrowings under our bank credit agreement and lease financings secured for the purchase of equipment.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenues outstanding as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments: For information regarding the results of the Enterprise assets, see Discontinued Operations — Enterprise assets below.

Commercial Segment:

	Three Months
	Ended
	March 31,		2007 vs. 2006
($ in millions)	2007	2006	$	%

Services revenue	$13.7	$15.1	$(1.4)	(9)%
Systems revenue	6.8	3.5	3.3	94%

Commercial Segment revenue	20.5	18.6	1.9	10%

Direct cost of services revenue	7.4	8.2	(0.8)	(10)%
Direct cost of systems revenue	1.4	0.9	0.5	56%

Commercial Segment cost of revenue	8.8	9.1	(0.3)	(3)%

Services gross profit	6.3	6.9	(0.6)	(9)%
Systems gross profit	5.4	2.6	2.8	108%

Commercial Segment gross profit[1]	$11.7	$9.5	$2.2	23%

Segment gross profit as a percent of revenue	57%	51%

[1] See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Commercial services revenue decreased 9% for the three-months ended March 31, 2007 versus the comparable period of 2006.

Our hosted services offerings mainly include our Wireless and Voice over Internet Protocol (VoIP) E9-1-1 service, hosted Position Determining Entity (PDE) service, and hosted Location Based Service (LBS) applications. Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E-911, PDE, VoIP and hosted LBS service fees are priced based on units served during the period, such as the number of customer cell sites served, the number of connections to Public Service Answering Points (PSAPs), or the number of customer subscribers served. Subscriber service revenue is generated by client software applications such as Rand McNallytm Traffic. Maintenance fees on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. Commercial services revenue in the first quarter of 2007 was $1.4 million or 9% lower than in the first quarter of 2006. Revenue from increased deployments of PSAPs for our VoIP and E9-1-1 services was offset by decreases in the average fee received per unit under pricing arrangements with some customers, and the loss of a mid-tier wireless carrier customer in the third quarter of 2006. The extension of one of our two largest wireless carrier customer agreements that had been scheduled to expire at the end of February 2007 has been completed and we expect that extended contract to continue to generate revenue through February 28, 2012.

The direct cost of commercial services revenue consists primarily of network access, data feed and circuit costs, compensation and benefits, equipment and software maintenance. The direct costs of maintenance revenue consist primarily of compensation and benefits expense. As a result of the implementation of SFAS 123(R), a portion of our non-cash stock compensation expense has been allocated to direct cost of revenue, including $0.3 million and $0.2 million for the three-months ended March 31, 2007 and 2006, respectively. For the three-months ended March 31, 2007, the direct cost of service revenue decreased 10% based on the reduction in revenue. We incurred less labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for VoIP. Our total circuit and data access costs increased as a result of the increased number of cell sites, subscribers and PSAPs served. For the three-months ended March 31, 2007 and 2006, the cost of circuit and other data access costs accounted for approximately 14% and 12% of the total direct costs of our commercial service revenues for the three-months ended March 31, 2007 and 2006, respectively.

Gross profit was approximately 46% of commercial services revenue for both the three-months ended March 31, 2007 and 2006. Improved operating efficiencies enabling reductions in labor, fringe and contractor costs enabled maintenance of the same gross profit margin on lower revenue.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems for enhanced services, mainly text messaging and location-based services, to wireless carriers. These systems are designed to incorporate our licensed software. We design our software to ensure that it is compliant with applicable interoperability standards, notably including the GSM/UMTS standards for location-based wireless services that were established in 2005 so that we believe our location platform software is positioned for early adoption by carriers.

Licensing fees for our carrier software are generally a function of its usage in our customers’ networks. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional license revenue. Systems revenues typically contain multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. We recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered the software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs or labor hours incurred compared to estimated total labor hours for contracts that have a significant component of third-party materials costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Software license fees billed but not recognized as revenue are included in deferred revenue.

Commercial systems revenue increased 94% for the three-months ended March 31, 2007, due mainly to higher revenue from sales of licensed text messaging software capacity. A major carrier customer made a large purchase of increased license capacity in the first quarter of 2007, compared to a smaller capacity purchase in the first quarter of 2006. Other than the difference in these license purchases, systems revenues were about the same in 2007 and 2006.

The direct cost of our commercial systems consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. In the first quarter of 2007, direct costs of systems consisted primarily of compensation, benefits, third-party hardware and software, and $0.3 million of amortization of software development costs.

Our commercial systems gross profit was $5.4 million in the three-months ended March 31, 2007 versus $2.6 million in the comparable period of 2006. The increase in gross margin is due to the larger license sale in the first quarter of 2007. Commercial systems gross profit was approximately 79% and 74% of revenue March 31, 2007 and 2006 respectively.

Government Segment:

	Three Months
	Ended
	March 31,		2007 vs. 2006
($ in millions)	2007	2006	$	%

Services revenue	$7.3	$6.9	$0.4	6%
Systems revenue	6.4	6.2	0.2	3%

Government Segment revenue	13.7	13.1	0.6	5%

Direct cost of services revenue	5.7	5.0	0.7	14%
Direct cost of systems revenue	5.4	4.1	1.3	32%

Government Segment cost of revenue	11.1	9.1	2.0	22%

Services gross profit	1.6	1.9	(0.3)	(16)%
Systems gross profit	1.0	2.1	(1.1)	(52)%

Government Segment gross profit[1]	$2.6	$4.0	$(1.4)	(35)%

Segment gross profit as a percent of revenue	19%	31%

[1] See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

We provide products and services to government customers under long-term contracts. We recognize contract revenue as billable costs are incurred and for fixed-price product delivery contracts using the percentage-of-completion method or proportional performance method, measured by either total labor hours or total costs incurred compared to total estimated labor hours or costs. We recognize estimated losses on contracts in their entirety upon discovery. If we have not accurately estimated total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized, or contract terms must be renegotiated. Under our contracts with the U.S. Government, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. Since the company’s inception in 1987, no significant adjustment has resulted from a DCAA audit. We record revenue under these contracts at estimated net realizable amounts.

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue primarily consists of communications engineering, program management, help desk outsource, network design and management for government agencies. Our Government Segment also operates teleport facilities for data connectivity via satellite to and from North and South America, as well as Africa and Europe. Most such services are delivered under time and materials contracts. For fixed price service contracts, we recognize revenue using the proportional performance method. We recognize estimated losses on contracts in their entirety upon discovery. If we have not accurately estimated total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized, or contract terms must be renegotiated.

Services revenues increased to $7.3 million for the three-months ended March 31, 2007 from $6.9 million for the comparable period of 2006 as a result of new and expanded-scope contracts resulting from increased sales emphasis on these types of projects, including increased revenue associated with our satellite teleport facilities.

Direct cost of government services revenue consists of compensation, benefits and travel incurred in delivering these services, as well as satellite space segment purchased for resale government customers. These costs increased mainly as a result of the increased sales volume in 2007. Also, as a result of the implementation of SFAS 123(R) approximately $0.2 million and $0.1 million of non-cash stock compensation expense was allocated to the direct cost of government services revenue for the three-months ended March 31, 2007 and 2006, respectively.

Our gross profit from government services decreased to $1.6 million in the first quarter of 2007 from $1.9 million in the comparable period of 2006. Gross profit as a percentage of revenue decreased in the first quarter of 2007 compared to the first quarter of 2006 as a result of lower average pricing on the renewal of several contracts during the second half of 2006.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable communications systems, and integration of those systems into customer networks, which are largely variations on our SwiftLink® product line. These are lightweight, secure, deployable communications systems, sold to units of the U.S. Departments of State, Justice, and Defense, and other agencies. We recognize contract revenue as billable costs are incurred, and for fixed-price product delivery contracts using the percentage-of-completion method, measured by either total labor hours, total costs incurred, or units shipped compared to total estimated labor hours, costs, or units as appropriate under the contract. We recognize estimated losses on contracts in their entirety upon discovery. If we have not accurately estimated total labor hours or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Systems sales in our Government Segment were $6.4 million for the three-months ended March 31, 2007 versus $6.2 million in the first quarter of 2006. The increase represents higher sales volume in 2007 than in 2006, resulting mainly in partial fulfillment of our first large task order for approximately $11 million in shipments of custom systems under the Army Worldwide Satellite Systems (WWSS) 5-year contract vehicle for which our company was named one of six vendors in the third quarter of 2006 .

The cost of our government systems revenue consists of compensation, benefits, travel, satellite airtime, costs related to purchased equipment components, and the costs of third-party contractors that we engage. These equipment and third-party costs are variable for our various types of products, and margins may fluctuate between periods based on the respective product mixes.

Our government systems gross profit of $1.0 million in the first quarter of 2007 was down from $2.1 million in the comparable period of 2006 due mainly to lower margins on the initial sales under the WWSS vehicle.

Major Customers

For the three-months ended March 31, 2007, customers that accounted for 10% or more of total revenue were Verizon Wireless and various U.S. Government agencies. The loss of either of these customers would have a material adverse impact on our business. Verizon Wireless and various U.S. Government agencies also accounted for 10% or more of total revenue for the three-months ended March 31, 2006. Verizon Wireless is a customer of the Commercial Segment, and the various U.S. government agencies are customers of the Government Segment.

Revenue Backlog

As of March 31, 2007 and 2006, we had unfilled orders, or backlog, as follows:

	March 31,
($ in millions)	2007	2006

Commercial Segment	$39.2	$64.1
Government Segment	50.4	51.2

Total backlog	$89.6	$115.3

Backlog expected to be realized during the current fiscal year	$41.0	$49.4

Backlog expected to be realized within 12 months	$57.8	$61.4

Backlog for our hosted services is computed by multiplying the most recent month’s recurring revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Company backlog at any given time may be affected by a number of factors, including contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months
	Ended
	March 31,		2007 vs. 2006
($ in millions)	2007	2006	$	%

Research and development expense	$3.1	$2.9	$0.2	7%
Percent of total revenue	9%	9%

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

The expenses we incur relate mainly to software applications which are being marketed to new and existing customers on a global basis. Throughout the three-months ended March 31, 2007 and 2006, research and development was primarily focused on cellular and hosted location-based applications, including Voice over IP E9-1-1, enhancements to our hosted location-based service platform, wireless location-based service applications such as navigation, traffic, and point-of-interest finder, and other feature enhancements.

For the three-months ended March 31, 2007, we capitalized $0.4 million of research and development costs for certain software projects in accordance with the above policy. The capitalized costs relate to our location-based software. These costs will be amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, not longer than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

Research and development expenses increased in the three-months ended March 31, 2007 versus the comparable period of 2006 primarily as a result of non-cash stock compensation costs which increased by $0.1 million.

Sales and marketing expense:

	Three Months
	Ended
	March 31,		2007 vs. 2006
($ in millions)	2007	2006	$	%

Sales and marketing expense	$3.2	$3.0	$0.2	7%
Percent of total revenue	9%	10%

Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationship with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to the U.S. Government primarily through direct sales professionals. Sales and marketing costs increased for the three-months ended March 31, 2007 and 2006, respectively. This is due to increase in trade show activities and hiring additional staff.

General and administrative expense:

	Three Months
	Ended
	March 31,		2007 vs. 2006
($ in millions)	2007	2006	$	%

General and administrative expense	$4.7	$4.2	$0.5	12%
Percent of total revenue	14%	13%

General and administrative expense consists primarily of compensation costs and other costs associated with management, finance, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. General and administrative expenses also included $0.2 million and $0.3 million of non-cash stock compensation expense for the three-month periods ended March 31, 2007 and 2006, respectively, as a result of the implementation of SFAS 123(R). The increase in the first quarter of 2007 was due to higher professional fees associated with intellectual property monetization initiatives, and higher labor and fringe expense.

Depreciation and amortization of property and equipment:

	Three Months
	Ended
	March 31,		2007 vs. 2006
($ in millions)	2007	2006	$	%

Depreciation and amortization of property and equipment	$1.7	$2.4	$(0.7)	(29)%
Average gross cost of property and equipment during the period	$53.6	$50.8	$2.8	6%

Depreciation and amortization of property and equipment represents the period costs associated with our investment in computers, telephone equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of our assets generally ranges from

5 years for furniture, fixtures, and leasehold improvements to 3 years for most other types of assets including computers, software, telephone equipment and vehicles. Depreciation expense in the first quarter of 2007 reflects a lower balance of net fixed asset cost than a year ago. Also, in the second quarter of 2006, a review of experience with equipment and software used in our service bureau operations led us to adjust their average asset lives from three years to four years. Depreciation expense in the first quarter of 2007 was about $0.4 million lower than it would have been if three-year asset lives had been used.

Amortization of acquired intangible assets:

	Three Months
	Ended
	March 31		2007 vs. 2006
($ in millions)	2007	2006	$	%

Amortization of acquired intangible assets	$0.1	$0.1	$—	—

The amortization of acquired intangible assets relates to the assets acquired from Kivera, Inc. in 2004, which are being amortized over their useful lives of between three and nineteen years using the greater of the straight-line method or the revenue curve method.

Interest expense:

	Three Months
	Ended
	March 31		2007 vs. 2006
($ in millions)	2007	2006	$	%

Interest expense incurred on notes payable	$0.1	$0.2	$(0.1)	(50)%
Interest expense incurred on capital lease obligations	0.1	0.1	—	NM
Amortization of deferred financing fees	0.4	0.2	0.2	100%
Amortization of debt discount	0.4	0.1	0.3	300%

Total interest and financing expense	$1.0	$0.6	$0.4	67%

Interest expense is incurred under notes payable, a line of credit, and capital lease obligations. Interest on our notes payable dating prior to 2006 is primarily at stated interest rates of 7.75% per annum and interest on line of credit borrowing is at variable rates equal to 9.5% per annum as of March 31, 2007. In March 2006, we issued and sold $10 million in principal amount of secured notes due March 10, 2009 (2006 Notes), with cash interest at the rate of 14% per annum, along with warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share (2006 Warrants). The 2006 Notes provide for optional in-kind interest payments, but we have paid all interest due under the 2006 Notes in cash. In December 2006, we also borrowed $5 million under 3 year notes secured by accounts receivable of one customer. Our bank line of credit expires in September 2008 and our maximum line of credit is $22 million, subject to borrowing base limitations and working capital metrics.

Cash interest expense on notes payable in the first quarter of 2007 was about the same as in the first quarter of 2006 due to lower overall average principal outstanding during the quarter offset by the effect of higher priced March 2006 debt. The interest cost of capital lease financings was about the same in both periods.

Deferred financing fees relate to the up-front expenditures at the time of contracting for notes payable and our revolving line of credit facility, which are being amortized over the term of the note or the life of the facility. The higher 2007 amortization reflects fees to borrow the 2006 Notes.

The amortization of debt discount relates to the issuance of the 2006 Warrants. The value of these warrants was estimated to be $2.9 million, determined using the Black-Scholes option-pricing model, which was recorded as a debt discount and additional paid-in capital. Certain warrants issued in 2004 (2004 Warrants) contain provisions requiring an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of the 2006 Warrants. Consequently, the 2004 Warrants have been adjusted to a purchase price of $2.50 per share and the total number of 2004 Warrants now outstanding has been adjusted to 886,787. The value of these adjustments to the 2004 Warrants was estimated to be $0.6 million using the Black-Scholes option- pricing model, which was recorded as a debt discount and additional paid-in capital in the first quarter of 2006. The total debt discount at issuance of $3.5 million is being amortized to interest expense over the three year life of the 2006 Notes, yielding an effective interest rate of 15.2%.

Our total interest and financing expense increased for the three-months ended March 31, 2007 versus the comparable period of 2006 primarily as a result of our incremental March 2006 and December 2006 borrowings.

Other income/(expense), net:

Other income/(expense), net consists primarily of foreign currency translation/transaction gain or loss, which is dependent on international fluctuations in exchange rates. The other components of other income/(expense), net typically remain comparable between periods.

Income taxes:

Because we have generated significant net operating losses since 1999, no provision for federal or state income taxes has been made for the three-months ended March 31, 2007 or any portion of 2006. We have recorded a full valuation allowance for deferred tax assets as a result of the uncertainty regarding our ability to fully realize our net operating loss carry-forwards and other deferred tax assets.

Discontinued Operations — Enterprise assets

As of December 31, 2005, as a result of slower-than-anticipated market adoption of key technologies related to the Enterprise assets and management’s strategic decision to focus on our core technologies, we committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. in 2004. Effective January 1, 2007, the Company sold two of its three Enterprise units, carried as discontinued operations, to strategic buyers for unregistered stock in the acquiring companies and earn-out arrangements. The Mobile Finance unit, including its US and European operations, has been sold to Stockgroup Information Systems, Inc. for 1.5 million shares of unregistered stock. Assets of the Mobile Office unit, doing business as mobeo®, have been acquired by MobilePro Corporation for 9 million shares of unregistered stock. The remaining Mobile Asset Management unit provides package and vehicle tracking solutions productivity tools, and the ability to capture digital signatures for proof of delivery.

The following table presents income statement data for the discontinued Enterprise operations:

	Three Months
	Ended
	March 31		2007 vs. 2006
($ in millions)	2007	2006	$	%

Services revenue	$0.8	$3.9	$(3.1)	(79)%
Systems revenue	3.1	0.7	2.4	343%

Total Enterprise revenue	3.9	4.6	(0.7)	(15)%

Services profit	0.8	1.0	(0.2)	(20)%
Systems gross profit/(loss)	(0.3)	(0.4)	0.1	25%

Total Enterprise gross profit	0.5	0.6	(0.1)	(17)%
Research and development, sales, marketing, and general and administrative expenses	0.7	2.6	(1.9)	(73)%
Other income/(expenses), net	0.1	—	0.1	NM

Loss from discontinued operations	$(0.1)	$(2.1)	$(2.0)	(95)%

First quarter 2007 revenue, gross profit, and operating expenses include only Mobile Asset Management division operations, which shipped substantially higher volume than in the first quarter of 2006. First quarter 2006 operating results, also included the revenue and costs of the two subscriber-based divisions that were sold effective January 1, 2007. Beginning in 2006, as a result of the implementation of SFAS 123(R), a portion of our non-cash stock compensation expense has been allocated to our discontinued operations. Approximately $0.1 million of non-cash stock compensation expense was included in the costs of these operations for the three-months ended March 31, 2007 and 2006. Other income in 2007 represents the estimated earn-out payments earned during the quarter under our subscriber unit divestiture agreements. In accordance with the relevant accounting literature, we ceased depreciation and amortization of the long-lived enterprise assets when they became classified as discontinued operations in 2005.

Net income/( loss):

	Three Months
	Ended
	March 31,		2007 vs. 2006
($ in millions)	2007	2006	$	%

Net income/(loss)	$0.6	$(1.7)	$2.3	135%

Net income increased for the three-months ended March 31, 2007 versus the comparable period of 2006 due primarily to increased revenue and gross profit from continuing operations, the capitalization of certain research and development expenses during 2007, decreased loss from our Enterprise assets, other factors discussed above, and offset by an increased interest expense as a result of our March 2006 financing.

Liquidity and Capital Resources

	Three Months
	Ended
	March 31,		2007 vs. 2006
($ in millions)	2007	2006	$	%

Net cash and cash equivalents provided by/(used in):
Continuing operations
Income	$0.8	$0.3	$0.5	166%
Non-cash charges	3.4	3.9	(0.5)	(13)%
Net changes in working capital including changes in other assets	(9.6)	(5.2)	(4.4)	(85)%

Operating activities	(5.4)	(1.0)	(4.4)	(44)%
Purchases of property and equipment	(0.4)	(0.5)	0.1	20%
Capitalized software development costs	(0.4)	(0.5)	0.1	20%
Proceeds from new borrowings	8.0	11.0	(3.0)	(27)%
Other financing activities	1.0	(6.9)	7.9	114%

Cash provided by/(used in) continuing operations	2.8	2.1	0.7	33%
Discontinued operations
Operating activities	(2.4)	(0.9)	(1.5)	(167)%
Investing activities	—	(0.3)	0.0	NM

Cash provided by/(used in) discontinued operations	(2.4)	(1.2)	(1.2)	(100)%
Net increase/(decrease) in cash	$0.4	$1.0	$(0.6)	(60)%

Days revenues outstanding in accounts receivable, including unbilled receivables	95	84

We have funded our operations, acquisitions, and capital expenditures primarily using revenue from our operations as well as the net proceeds from our March 2006 financing, leasing, and long-term debt.

In March 2006, we issued (i) $10 million in aggregate principal amount of secured notes due March 10, 2009, which bears cash interest at the rate of 14% per annum, or in-kind interest, in the form of additional notes, at the rate of 16% per annum, at our option, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. Also, some warrants issued in 2004 contain provisions requiring an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of 2006 Warrants. Consequently, the 2004 Warrants have been adjusted to a purchase price of $2.50 per share and the total number of 2004 Warrants now outstanding has been adjusted to 886,787. The resulting carrying value of the debt at issuance was $6.5 million, net of the original discount of $3.5 million that is being amortized to interest expense over its three-year term using the effective interest method, yielding an effective interest rate of 15.2%. In December 2006, we issued a $5 million three year term note secured by accounts receivable of one customer.

We have a $22 million line of credit agreement with our principal bank through September 2008. Borrowings at any time are limited based principally on accounts receivable and inventory levels and a working capital ratio, each as defined in the amended line of credit agreement. Borrowings are also limited by the amount of letters of credit outstanding ($3.3 million at March 31, 2007). The line of credit is secured by substantially all assets of the company, and bears interest at prime plus 1.25% per annum, with a minimum prime rate of 4.25% per annum and a borrowing rate of 9.5% per annum at March 31, 2007. Our line of credit contains covenants requiring us to maintain at least $5 million in cash (measured monthly) as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth as described below. It also contains a tangible net worth covenant which we are required to meet on a monthly basis. The minimum tangible net worth amount per the line of credit agreement is adjusted upward for income, subordinated debt and equity raised and, if appropriate, the proceeds of any sale of the remaining Enterprise assets. The bank credit agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the bank credit agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement.

As of March 31, 2007, we were in compliance with all of our loan covenants and we believe that the Company will continue to comply with its restrictive covenants.

In January 2007, warrants for approximately 890,000 shares were exercised by institutional investors for approximately $2.2 million in cash.

As of March 31, 2007, we had borrowed $8 million under the line of credit to fund the first quarter increase in working capital mainly representing receivables generated by sales in the latter part of the quarter. There were no other amounts outstanding under the line and we had approximately $2.2 million of unused availability. At year-end 2006, there were no borrowings outstanding under the bank credit line and we had approximately $9 million of unused borrowing availability under this line.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We expect additional cash in 2007 from sales of our remaining Enterprise assets. We have borrowing capacity available to us in the form of capital leases as well as a line of credit arrangement with our principal bank which expires in September 2008. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Cash from higher first quarter 2007 earnings from continuing operations in the quarter was offset by increased cash used for working capital, particularly increased accounts receivable from higher revenues and decreased accrued payroll due to quarter-end payroll. Cash used in operating activities of discontinued operations increased in the first three months of 2007 primarily as a result of payments for severance and other costs accrued at year-end 2006 in connection with disposition of the two subscriber business units.

Spending for fixed asset additions and capitalized software development was a little lower in the first quarter of 2007 than in 2006.

Net cash provided by financing activities increased in 2007 as a result of $8 million proceeds from borrowings under our revolving credit line and $2.7 million in proceeds from the exercise of stock options and warrants, offset by principal payments on term debt and capital lease obligations.

Off-Balance Sheet Arrangements

As of March 31, 2007, we had standby letters of credit issued on our behalf of approximately $3.3 million, principally pursuant to a contracting requirement for our Government Segment’s City of Baltimore services contract.

Contractual Commitments

As of March 31, 2007, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of March 31, 2007 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total

Notes payable	$2.1	$13.4	$—	$—	$15.5
Line of credit	8.0	—	—	—	8.0
Capital lease obligations	2.6	1.6	—	—	4.2
Operating leases	3.6	5.5	0.4	—	9.5

Total contractual commitments	$16.3	$20.5	$0.4	$—	$37.2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2006 Annual Report on Form 10-K.

Foreign Currency Risk

For the three-months ended March 31, 2007, we generated $1.6 million of revenue outside the U.S, mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of March 31, 2007, we had no billed accounts receivable that are denominated in foreign currencies and would not be exposed to foreign currency exchange risk, and we have not had a material balance of billed accounts receivable or unbilled receivables denominated in foreign currency at any point in 2007. We recorded transaction losses of $0.1 million on foreign currency denominated deferred revenue for the three-months ended March 31, 2007.

There have not been any other material changes to our foreign currency risk as described in Item 7A of our 2006 Annual Report on Form 10-K.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2007.

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings other than as previously disclosed in “Item 3. Legal Proceedings” in our 2006 Annual Report on Form 10-K.

Item 1A.	Risk Factors

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our 2006 Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May 2007.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. ToséMay 10, 2007	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr.May 10, 2007	Senior Vice President and Chief Financial Officer (Principal Financial Officer)