Form 10-Q
period 2007-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2007-08-09
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007

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

Shares outstanding
as of July 31,
Title of Each Class	2007

Class A Common Stock, par value $0.01 per share	34,326,618
Class B Common Stock, par value $0.01 per share	7,425,672

Total Common Stock Outstanding	41,752,290

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue
Services	$22,618	$22,642	$43,503	$44,586
Systems	12,718	9,301	25,952	19,043

Total revenue	35,336	31,943	69,455	63,629

Direct costs of revenue
Direct cost of services revenue	13,650	13,579	26,598	26,753
Direct cost of systems revenue, including amortization of software development costs of $372, $281, $716 and $562, respectively	11,005	4,124	17,881	9,074

Total direct cost of revenue	24,655	17,703	44,479	35,827

Services gross profit	8,968	9,063	16,905	17,833
Systems gross profit	1,713	5,177	8,071	9,969

Total gross profit	10,681	14,240	24,976	27,802

Operating costs and expenses
Research and development expense	3,266	3,477	6,371	6,409
Sales and marketing expense	3,157	3,140	6,320	6,188
General and administrative expense	5,499	4,149	10,151	8,376
Depreciation and amortization of property and equipment	1,556	1,857	3,224	4,302
Amortization of acquired intangible assets	37	37	74	74

Total operating costs and expenses	13,515	12,660	26,140	25,349

Income/(loss) from operations	(2,834)	1,580	(1,164)	2,453
Interest and financing expenses	(794)	(890)	(1,757)	(1,449)
Write-off of unamortized debt discount and debt issuance expenses	(2,458)	—	(2,458)	—
Other income/(expense), net	93	69	153	97

Income/(loss) from continuing operations	(5,993)	759	(5,226)	1,101
Loss from discontinued operations	(145)	(2,314)	(269)	(4,368)

Net loss	$(6,138)	$(1,555)	$(5,495)	$(3,267)

Income/(loss) per share-basic and diluted
Income/(loss) per share from continuing operations	$(0.15)	$0.02	$(0.13)	$0.03
Loss per share from discontinued operations	(0.00)	(0.06)	(0.01)	(0.11)

Net loss per share-basic and diluted	$(0.15)	$(0.04)	$(0.14)	$(0.08)

Weighted average shares outstanding-basic	41,166	39,313	40,990	39,200

Weighted average shares outstanding-diluted	41,166	40,336	40,990	39,831

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$17,046	$10,358
Accounts receivable, net of allowance of $321 in 2007 and $290 in 2006	18,475	21,544
Unbilled receivables	6,680	7,636
Inventory	5,928	5,293
Investment in marketable securities	2,085	—
Other current assets	4,852	2,818
Current assets of discontinued operations	—	13,596

Total current assets	55,066	61,245
Property and equipment, net of accumulated depreciation and amortization of $43,640 in 2007 and $40,594 in 2006	11,207	12,853
Software development costs, net of accumulated amortization of $3,954 in 2007 and $3,262 in 2006	4,574	4,402
Acquired intangible assets, net of accumulated amortization of $435 in 2007 and $362 in 2006	783	856
Goodwill	1,813	1,813
Other assets	3,021	2,526

Total assets	$76,464	$83,695

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$12,120	$10,421
Accrued payroll and related liabilities	2,205	5,663
Deferred revenue	6,673	3,485
Current portion of notes payable	3,413	2,160
Current portion of capital lease obligations	2,137	2,740
Current liabilities of discontinued operations	—	11,400

Total current liabilities	26,548	35,869
Capital lease obligations and notes payable less current portion	12,201	12,721

Total liabilities	38,749	48,590

Stockholders’ Equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 34,329,208 in 2007 and 32,267,893 in 2006	343	322
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 7,425,672 in 2007 and 7,525,672 in 2006	75	76
Additional paid-in capital	224,745	217,739
Accumulated other comprehensive Income	1,079	—
Accumulated deficit	(188,527)	(183,032)

Total stockholders’ equity	37,715	35,105

Total liabilities and stockholders’ equity	$76,464	$83,695

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income (Loss)	Deficit	Total

Balance at January 1, 2007	$322	$76	$217,739	$—	$(183,032)	$35,105
Options exercised for the purchase of 900,303 shares of Class A Common Stock	9	—	2,147	—	—	2,156
Issuance of 102,203 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	294	—	—	295
Conversion of 100,000 shares of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—
Exercise of warrants to purchase 886,787 shares of Class A Common Stock	9	—	2,208	—	—	2,217
Surrender of 6,778 Restricted shares of Class A Common Stock as payment for tax withholdings	—	—	(37)			(37)
Issuance of 78,800 Restricted Class A Common Stock	1	—	(1)	—	—	—
Stock compensation expense for continuing operations	—	—	2,041	—	—	2,041
Stock compensation expense of discontinued operations	—	—	132	—	—	132
Valuation adjustment for stock options issued to non-employee for service	—	—	222	—	—	222
Unrealized gain on securities	—	—	—	1,060	—	1,060
Foreign currency translation adjustment	—	—	—	19	—	19
Net loss for the six months ended June 30, 2007	—	—	—	—	(5,495)	(5,495)

Balance at June 30, 2007	$343	$75	$224,745	$1,079	$(188,527)	$37,715

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006

Operating activities:
Net loss	$(5,495)	$(3,267)
Less: Loss from discontinued operations	(269)	(4,368)

Income/(loss) from continuing operations	(5,226)	1,101
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,224	4,302
Non-cash stock compensation expense	2,121	1,728
Amortization of software development costs	716	562
Amortization of debt discount	480	384
Amortization of deferred financing fees	210	260
Write-off of unamortized debt discount and debt issuance expenses	2,458	—
Amortization of acquired intangible assets	74	74
Other non-cash income(expense)	42	(41)
Changes in operating assets and liabilities:
Accounts receivable, net	3,069	2,109
Unbilled receivables	956	66
Inventory	(635)	(965)
Other current assets	(2,034)	446
Other assets	(744)	409
Accounts payable and accrued expenses	1,699	(1,612)
Accrued payroll and related liabilities	(3,458)	(2,282)
Deferred revenue	3,188	956

Net cash provided by operating activities of continuing operations	6,140	7,497
Net cash used in operating activities of discontinued operations	(3,280)	(3,240)

Total net cash provided by operating activities	2,860	4,257
Investing activities:
Purchases of property and equipment	(950)	(1,076)
Capitalized software development costs	(888)	(864)

Net cash used in investing activities of continuing operations	(1,838)	(1,940)
Net cash (used in)/provided by investing activities of discontinued operations	4,000	(677)

Total net cash (used in)/provided by investing activities	2,162	(2,617)
Financing activities:
Payments on long-term debt and capital lease obligations	(12,993)	(2,871)
Proceeds from issuance of long-term debt	10,000	11,000
Proceeds from exercise of warrants	2,208	—
Payments on short-term line of credit, net	—	(8,004)
Financing fees related to issuance of long-term debt and Class A Common Stock	—	(1,320)
Proceeds from exercise of stock options and sale of stock	2,451	359

Total net cash (used in)/provided by financing activities	1,666	(836)
Effect of exchange rates on cash of discontinued operations	—	190
Net increase in cash from continuing operations	5,968	4,721
Net increase/(decrease) in cash from discontinued operations	720	(3,727)

Total net increase in cash	6,688	994
Cash and cash equivalents at the beginning of the period	10,358	9,320

Cash and cash equivalents at the end of the period	$17,046	$10,314

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
June 30, 2007
(amounts in thousands, except share and per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2006 Annual Report on Form 10-K.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Effective April 1, 2006, we changed our estimate of the useful life of our computer hardware and software, used in our Service Bureau, from three to four years. The change in estimate resulted from our evaluation of the life cycles of our hardware and software used in the Service Bureau and our conclusion that these assets consistently have a longer life than previously estimated. We believe this change in estimate more accurately reflects the productive life of these assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, the change in life has been accounted for as a change in estimate on a prospective basis from April 1, 2006. For the three- and six months ended June 30, 2007, this change in accounting estimate reduced the net loss by approximately $400 and $800, respectively, or a net loss per share by $0.01 and $0.02.

Software Development Costs.  For the three- and six-months ended June 30, 2007, we capitalized $442 and $887 of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized as software development costs in the accompanying unaudited Consolidated Financial Statements and will be amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software, which is part of our continuing operations.

Stock-Based Compensation.  We have two stock-based employee compensation plans: our Fifth Amended and Restated 1997 Stock Incentive Plan (the “Stock Incentive Plan”) and our Employee Stock Purchase Plan (the “ESPP”). We have also previously issued restricted stock to directors and certain key executives as described in Note 2. Beginning January 1, 2006, we record compensation expense for all stock-based compensation plans using the fair value method prescribed by Financial Accounting Standards Board (FASB) Statement No. 123, Share Based Payment, as revised (SFAS 123(R)). Our adoption of SFAS 123(R) is discussed in Note 2.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Basic weighted average common shares outstanding	41,166	39,313	40,900	39,200
Dilutive common shares outstanding	—	1,023	—	631

Diluted weighted average common shares outstanding used in the calculation of diluted income/(loss)	41,166	40,336	40,900	39,831

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting interim periods, disclosure and transition. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company adopted FIN 48 on January 1, 2007 for which there as no cumulative effect of applying the provisions of this interpretation. The Company classifies interest and penalties accrued on any unrecognized tax benefits as a component of the Provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for the three- and six-months ended June 30, 2007 and the consolidated balance sheet at June 30, 2007. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. and state jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions before 2003.

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

We have two stock-based employee compensation plans: our Fifth Amended and Restated 1997 Stock Incentive Plan (the Stock Incentive Plan) and our Employee Stock Purchase Plan (the ESPP). Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective method. Stock based compensation expense for all awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with SFAS 123(R). Consistent with the requirements of SFAS 123(R), we recognized compensation expense net of estimated forfeitures, so that we have recognized expense for those shares expected to vest over their requisite service period, which is generally the vesting period of 5 years. We estimated the rate of forfeitures based on historical experience.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

We also recognize non-cash stock compensation expense for restricted stock issued to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. The fair value of the restricted stock at issuance is being amortized using the straight-line method over the period during which the restrictions expire. We had approximately 11,000 shares of restricted stock outstanding as of December 31, 2006, and 53,000 at June 30, 2007. We expect to record future stock compensation expense of $159 as a result of these restricted stock grants that will be recognized over the remaining vesting period in 2007.

The material components of our stock compensation expense are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Continuing operations:
Stock options granted at fair value	$1,013	$839	$1,913	$1,485
Restricted stock	92	60	157	215
Employee stock purchase plan	28	17	51	28

Total stock compensation expense included in continuing operations	$1,133	$916	$2,121	$1,728

Discontinued operations:
Stock options granted at fair value	$53	$150	$132	$265

Total stock compensation expense included in discontinued operations	$53	$150	$132	$265

Non-cash stock compensation included in our continuing operations in the accompanying Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,
	2007			2006
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$295	$181	$476	$233	$161	$394
Direct cost of systems	45	23	68	31	17	48

Total stock compensation included in direct costs of revenue	$340	$204	$544	$264	$178	$442

	Six Months Ended June 30,
	2007			2006
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$551	$339	$890	$425	$294	$719
Direct cost of systems	85	43	128	56	32	88

Total stock compensation included in direct costs of revenue	$636	$382	$1,018	$481	$326	$807

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Stock compensation included in operating expenses:
Research and development expense	$227	$179	$425	$273
Sales and marketing expense	164	99	307	168
General and administrative expense	198	196	371	480

Total stock compensation included in operating expenses	$589	$474	$1,103	$921

A summary of our stock option activity and related information for the six-months ended June 30, 2007 is as follows:

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price

Outstanding, beginning of year	11,662	$3.62
Granted	2,306	$3.63
Exercised	(900)	$2.39
Forfeited	(881)	$3.85

Outstanding, at June 30, 2007	12,187	$3.69

Exercisable, at June 30, 2007	7,140	$4.17

Vested and expected to vest at June 30, 2007	8,520	$3.69

Estimated weighted-average grant-date fair value of options granted during the period	$3.69

Weighted-average remaining contractual life of options outstanding at end of period	6.95 years

Exercise prices for options outstanding at June 30, 2007 ranged from $0.01 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
	Options	Exercise Prices of	Life of Options	Options	Exercise Prices of
Exercise Prices	Outstanding	Options Outstanding	Outstanding (Years)	Exercisable	Options Exercisable

$ 0.01 - $ 2.61	4,476	$2.30	7.53	2,166	$2.20
$ 2.61 - $ 5.21	5,290	$3.45	6.89	2,554	$3.36
$ 5.21 - $ 7.82	2,390	$6.74	6.03	2,390	$6.74
$ 7.82 - $10.42	25	$8.30	6.01	25	$8.30
$10.42 - $26.05	6	$23.37	2.91	5	$23.37

	12,187			7,140

As of June 30, 2007, we estimate that we will recognize $4,946 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3.88 years, of which we estimate $1,805 will be recognized during the remainder of 2007.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $308 and $629 during the three- and six-months ended June 30, 2007, respectively. We acquired $197 and $361 of property under capital leases during the three- and six-months ended June 30, 2006, respectively.

Interest paid totaled $537 and $1,105 during the three- and six-months ended June 30, 2007, respectively. We paid $138 and $474 in interest for the three- and six-months ended June 30, 2006, respectively

4.	Enterprise Assets-Discontinued Operations

As of December 31, 2005, we committed to a plan to sell our Enterprise division operations, which had previously been included in our Commercial Segment. They continued to be a part of our business until sold during the first half of 2007. Their operations and cash flows of the business have been eliminated from those of continuing operations and the Company does not expect to have any significant involvement in the operations after the disposal transaction. Accordingly, the assets, liabilities, results of operations, and cash flows for the Enterprise assets have been classified as discontinued operations for all periods presented in the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144).

The assets of discontinued operations were classified as current in the accompanying consolidated balance sheets. During May 2007, the last Enterprise unit was sold to TPA Acquisition Corporation for $3,800 in cash, a $1,000 18-month note, and $250 in equity interest. As of June 30, 2007, the Company received $4,000 in proceeds on the sale, net of closing costs. Approximately $200 remains in escrow. Effective January 1, 2007, the Company sold two of its three Enterprise units to strategic buyers for unregistered stock in the acquiring publicly traded companies and earn-out arrangements. The Mobile Finance unit, including its US and European operations, was sold to Stockgroup Information Systems, Inc. for 1.5 million shares of unregistered stock. Assets of the Mobile Office unit, doing business as mobeo®, were acquired by MobilePro Corporation for 9 million shares of unregistered stock. Summarized results of operations for the Enterprise assets included as discontinued operations in the accompanying Consolidated Statement of Operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Total revenue	$1,683	$6,349	$5,569	$10,938

Total gross profit	$361	$921	$833	$1,768

Loss from discontinued operations	$(145)	$(2,314)	$(269)	$(4,368)

In accordance with Statement No. 144, depreciation and amortization of the long-lived Enterprise assets were not recorded for the three- or six-month periods ended June 30, 2006 or 2007.

5.	Financing Arrangements

On June 25, 2007, we refinanced $10,000 of long term debt with a five year bank term loan. The borrowing rate under the new term loan at June 30, 2007 was 8.5% per annum and the note is repayable in equal monthly installments of $167 plus interest. The funds were used primarily to retire the March 2006 secured notes. In March 2006, we issued (i) $10,000 of secured notes due March 10, 2009, with cash interest at 14% per annum, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. The resulting carrying value of the debt at

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

issuance was $6,500, net of the original discount of $3,500 which was amortized to interest expense over its three-year term using the effective interest method, yielding an effective interest rate of 15.2%. The remaining unamortized debt discount and issuance expenses of $2.4 million were written off in the second quarter of 2007 as a result of early retirement of the March 2006 note. In December 2006, we issued a $5,000 three year term note secured by accounts receivable of one customer.

6.	Segment Information

Our two operating segments are the Commercial Segment and the Government Segment.

Our Commercial Segment products and services enable wireless carriers to deliver short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. Our Commercial Segment also provides E9-1-1 services, commercial location-based services, inter-carrier text message distribution services, and carrier technology on a hosted, or service bureau, basis. We also earn subscriber revenue through wireless applications including our Rand McNallytm Traffic application.

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

The following table sets forth results for our reportable segments for the three- and six-months ended June 30, 2007 and 2006, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Three Months Ended June 30,
	2007			2006
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$14,665	$7,953	$22,618	$15,535	$7,107	$22,642
Systems	1,291	11,427	12,718	3,764	5,537	9,301

Total revenue	15,956	19,380	35,336	19,299	12,644	31,943

Operating costs and expenses
Direct cost of services	7,517	6,133	13,650	8,277	5,302	13,579
Direct cost of systems	1,207	9,798	11,005	873	3,251	4,124

Total direct costs	8,724	15,931	24,655	9,150	8,553	17,703

Gross profit
Services gross profit	7,148	1,820	8,968	7,258	1,805	9,063
Systems gross profit	84	1,629	1,713	2,891	2,286	5,177

Total gross profit	$7,232	$3,449	$10,681	$10,149	$4,091	$14,240

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Six Months Ended June 30,
	2007			2006
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$28,306	$15,197	$43,503	$30,684	$13,902	$44,586
Systems	8,101	17,851	25,952	7,230	11,813	19,043

Total revenue	36,407	33,048	69,455	37,914	25,715	63,629

Operating costs and expenses
Direct cost of services	14,839	11,758	26,597	16,474	10,279	26,753
Direct cost of systems	2,649	15,233	17,882	1,762	7,312	9,074

Total direct costs	17,488	26,991	44,479	18,236	17,591	35,827

Gross profit
Services gross profit	13,467	3,439	16,906	14,210	3,623	17,833
Systems gross profit	5,452	2,618	8,070	5,468	4,501	9,969

Total gross profit	$18,919	$6,057	$24,976	$19,678	$8,124	$27,802

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Total segment gross profit	$10,681	$14,240	$24,976	$27,802
Research and development expense	(3,266)	(3,477)	(6,371)	(6,409)
Sales and marketing expense	(3,157)	(3,140)	(6,320)	(6,188)
General and administrative expense	(5,499)	(4,149)	(10,151)	(8,376)
Depreciation and amortization of property and equipment	(1,556)	(1,857)	(3,224)	(4,302)
Amortization of acquired intangible assets	(37)	(37)	(74)	(74)
Interest expense	(3,252)	(890)	(4,215)	(1,449)
Other income/(expense), net	93	69	153	97

Income/(loss) from continuing operations	(5,993)	759	(5,226)	1,101
Loss from discontinued operations	(145)	(2,314)	(269)	(4,368)

Net loss	$(6,138)	$(1,555)	$(5,495)	$(3,267)

7.	Inventory

Inventory consisted of the following:

	June 30,	Dec. 31,
	2007	2006

Component parts	$3,821	$2,942
Finished goods	2,107	2,351

Total inventory at period end	$5,928	$5,293

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Acquired Intangible Assets and Capitalized Software Development Costs

Our acquired intangible assets and capitalized software development costs of our continuing operations consisted of the following:

	June 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Lists	$606	$347	$259	$606	$290	$316
Trademarks & Patents	612	88	524	612	72	540
Software development costs, including acquired technology	8,528	3,954	4,574	7,664	3,262	4,402

Total	$9,746	$4,389	$5,357	$8,882	$3,624	$5,258

Estimated future amortization expense:
Six-months ending December 31, 2007			$895
Year ending December 31, 2008			$1,791
Year ending December 31, 2009			$1,198
Year ending December 31, 2010			$298
Thereafter			$1,175

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

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total Revenue For		% of Total Revenue For
		the Three		the Six
		Months Ended		Months Ended
		June 30,		June 30,
Customer	Segment	2007	2006	2007	2006

Federal Agencies	Government	44%	29%	35%	30%
Customer A	Commercial	12%	22%	19%	22%

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

		As of June 30,
		2007
		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

Federal Agencies	Government	38%	40%
Customer A	Commercial	10%	Less than 10%
Customer B	Commercial	15%	16%

10.	Line of Credit

We have a $22,000 revolving credit line with our principal bank through June 2010. Upon amendment of our agreement with the bank, the borrowing rate was reduced from the bank’s prime rate plus 1.25% to the bank’s prime rate which was 8.25% per annum at June 30, 2007. Borrowings at any time are limited based mainly on accounts receivable levels and a working capital ratio, each as defined in the amended line of credit agreement. The line of credit available is also reduced by the amount of letters of credit outstanding which totaled $2,921 at June 30, 2007. As of June 30, 2007, we had no borrowings outstanding under the line of credit and had approximately $8,600 of unused borrowing availability under the line.

Our line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio which we are required to meet on a monthly basis; as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and maintenance of a minimum tangible net worth.

The agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the borrowings; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement. We believe that the Company will continue to comply with its restrictive covenants. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable.

As of June 30, 2007, we were in compliance with all of the covenants related to our line of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (b) that we expect to realize approximately $39 million of backlog in the balance of this year and $71 million of backlog in the next twelve months, (c) that we believe our location-based software is positioned for early adoption by carriers, (d) regarding our belief that we will be able to comply with the restrictive covenants of our credit agreements; and (e) that we believe that capitalized software development costs will be recoverable from future gross profits. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach and sustain profitability, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) expand our sales and business offerings in the wireless communications industry, (vi) develop software without any errors or defects, (vii) have sufficient capital resources to fund the Company’s operations, (viii) protect our intellectual property rights, (ix) implement our sales and marketing strategy, and (x) successfully integrate the assets and personnel obtained in our acquisitions. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

Critical Accounting Policies and Estimates

The information in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our unaudited consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Our most significant estimates relate to accounting for our percentage-of-completion and proportional performance contracts, accounts receivable realizability, inventory value, evaluating goodwill for impairment, the realizability and remaining useful lives of long-lived assets, and contingent liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified our most critical accounting policies to be those related to revenue recognition for our software and other contracts with multiple elements, revenue recognition for our contracts accounted for using the percentage-of-completion and proportional performance methods, capitalized software development costs, acquired intangible assets, goodwill impairment, stock compensation expense, and income taxes. We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

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

As of December 31, 2005, we committed to a plan to sell our Enterprise assets which were comprised of three operating units. Two of the units were subscriber businesses, which sold BlackBerry® services and provided real-time financial market data to wireless device users under annual subscriber contracts in the U.S. and Europe, and wireless data solutions for mobile asset management business. The two subscriber business units were sold effective January 1, 2007 to two different buyers. The third unit provided wireless data solutions that include package and vehicle tracking, productivity tools, and the ability to capture digital signatures for proof of delivery to a growing installed base of logistics customers, and was sold during May 2007. The operations and cash flows of the business were eliminated from ongoing operations as a result of their sales. Accordingly, the assets, liabilities, and results of operations for the Enterprise assets have been classified as discontinued operations for all periods presented in this Form 10-Q. The operations of the Enterprise assets were previously included in our Commercial Segment.

On June 25, 2007, we issued $10 million of long-term debt under a bank term loan. The funds were used primarily to retire the March 2006 secured notes. On March 10, 2006, pursuant to a note purchase agreement dated the same date, we issued and sold to two institutional lenders (i) $10 million in aggregate principal amount of secured notes due March 10, 2009, with cash interest at the rate of 14% per annum, or non-cash interest at the rate of 16% per annum, at our option, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. We received net cash proceeds of approximately $9.3 million from this transaction, which were used for general corporate purposes.

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

Indicators of Our Financial and Operating Performance

Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue and gross profit. We derive revenue from the sales of systems and services including recurring monthly service and subscriber fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.

•	Gross profit represents revenue minus direct cost of revenue, including certain non-cash expenses. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, non-cash stock-based compensation, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of systems revenue from our Commercial Segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations including discontinued operations. Important sources of our liquidity have been cash raised from our 2007 debt financing, all as described below under “Liquidity and Capital Resources”, and borrowings under our bank credit agreement and lease financings secured for the purchase of equipment.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenues outstanding as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments. For information regarding the results of the Enterprise assets, see Discontinued Operations — Enterprise assets below.

Commercial Segment:

	Three Months				Six Months
	Ended June 30,		2007 vs. 2006		Ended June 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Services revenue	$14.7	$15.5	$(0.8)	(5)%	$28.3	$30.7	$(2.4)	(8)%
Systems revenue	1.3	3.8	(2.5)	(66)%	8.1	7.2	0.9	13%

Commercial segment revenue	16.0	19.3	(3.3)	(17)%	36.4	37.9	(1.5)	(4)%

Direct cost of services revenue	7.6	8.3	(0.7)	(8)%	14.8	16.5	(1.7)	(10)%
Direct cost of systems revenue	1.2	0.9	0.3	33%	2.7	1.8	0.9	50%

Commercial segment cost of revenue	8.8	9.2	(0.4)	(4)%	17.5	18.3	(0.8)	(4)%

Services gross profit	7.1	7.2	(0.1)	(1)%	13.5	14.2	(0.7)	(5)%
% of revenue	48%	46%			48%	46%
Systems gross profit	0.1	2.9	(2.8)	(97)%	5.4	5.5	(0.1)	(2)%

% of revenue	8%	76%			67%	76%
Commercial segment gross profit[1]	$7.2	$10.1	$(2.9)	(29)%	$18.9	$19.7	$(0.8)	(4)%

% of revenue	45%	52%			52%	52%

[1] See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Commercial services revenue decreased 5% and 8%, respectively, for the three-and six-months ended June 30, 2007 versus the comparable periods of 2006.

Our commercial service offerings mainly include our hosted Wireless E9-1-1, Voice over Internet Protocol (VoIP) E9-1-1 service, hosted Position Determining Entity (PDE), and hosted Location Based Service (LBS) applications. Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E-911, PDE, VoIP and hosted LBS service fees are priced based on units served during the period, such as the number of customer cell sites served, the number of connections to Public Service Answering Points (PSAPs), or the number of customer subscribers served. Subscriber service revenue is generated by client software applications such as Rand McNallytm Traffic and StreetFinder®. Maintenance fees on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. Commercial services revenue in the three- and six-months ended June 30, 2007 was $0.8 million and $2.4 million, respectively, lower than the same periods for 2006. Revenue from increased service connection deployments for our VoIP and E9-1-1 services was offset by decreases in the average fee received per unit under pricing arrangement with some customers, and the loss of a mid-tier wireless carrier customer in the third quarter of 2006.

The direct cost of commercial services revenue consists primarily of network access, data feed and circuit costs, compensation and benefits, equipment and software maintenance. The direct costs of maintenance revenue consists primarily of compensation and benefits expense. For the three-months ended June 30, 2007, the direct cost of service revenue decreased 8% from 2006. Similarly, the direct cost of services revenue including decreased 10% for the six months ended June 30, 2007 compared to the same period in 2006. During the 2007 periods, we incurred less labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for VoIP E9-1-1 customers. For both the three- and six-month ended June 30, 2007, the cost of circuit and other data access costs accounted for approximately 15% of total direct costs of service revenues. Such costs comprised approximately 13% and 12%, respectively, of the total direct costs of our commercial service revenues for the three- and six-month periods ended June 30, 2006. The increase as a percentage of revenue for the three- and six-months ended June 30, 2007 is in direct relation with the decrease in revenue.

Commercial services gross profit was approximately 48% and 46% of commercial services revenue for both the three- and six-month periods ended June 30, 2007 and 2006, respectively. Improved operating efficiencies have enabled reductions in labor, fringe and contractors costs so that the approximately the same gross profit was realized on lower revenue.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems incorporating our licensed software for enhanced services, mainly text messaging and location-based services, to wireless network operators. We design our licensed software to ensure that it is compliant with applicable interoperability standards, notably including the GSM/UMTS standards for location-based wireless services that were established in 2005 so that we believe our location based software is positioned for early adoption by carriers.

Licensing fees for our carrier software are generally a function of its usage in our customers’ networks. As a carrier’s subscriber base or usage exceeds licensed limits, the carrier must purchase additional capacity under its license agreement, and we receive additional license revenue. Systems revenues typically contain multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. We recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered the software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs or labor costs incurred compared to estimated total labor costs for contracts that have a significant component of third-party materials costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Software license fees billed and not recognized as revenue are included in deferred revenue.

Commercial systems revenue was 66% lower for the three- month period ended June 30, 2007 than the comparable period of 2006, due to lower sales of licensed text messaging capacity. Commercial systems revenue was 13% higher for the six-month period ended June 30, 2007 than for the comparable period of 2006 because a major carrier customer made a large purchase of increased license capacity in the first quarter of 2007, compared to a smaller purchase in the first two quarters of 2006.

The direct cost of our systems consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. There is no significant direct cost associated with customer purchases of licensed capacity. During 2007, direct costs of systems included $0.4 million and $0.7 million, respectively, of amortization of software development costs, in the three- and six-months ended June 30, 2007. In the three- and six-months ended June 30, 2006, the composition of the direct cost of our systems was about the same except for $0.3 million and $0.6 million, respectively, of amortization of software development costs. The increase in the direct costs of systems in the three- and six-month ended June 30, 2007 is due to new customs solutions.

Our commercial systems gross profit was 8% and 67%, respectively, in the three- and six-month periods ended June 30, 2007 versus 76% for both the three- and six-months ended June 30, 2006. For both comparable periods, the average gross profit declined as a percentage of revenue as a result of lower sales of licensed software capacity.

Government Segment:

	Three Months				Six Months
	Ended June 30,		2007 vs. 2006		Ended June 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Services revenue	$8.0	$7.1	$0.9	13%	$15.2	$13.9	$1.3	9%
Systems revenue	11.4	5.5	5.9	107%	17.9	11.8	6.1	52%

Government segment revenue	19.4	12.6	6.8	54%	33.1	25.7	7.4	29%

Direct cost of services revenue	6.1	5.3	0.8	15%	11.8	10.3	1.5	15%
Direct cost of systems revenue	9.8	3.2	6.6	206%	15.2	7.3	7.9	108%

Government segment cost of revenue	15.9	8.5	7.4	87%	27.0	17.6	9.4	53%

Services gross profit	1.9	1.8	0.1	6%	3.4	3.6	(0.2)	(6)%
% of revenue	24%	25%			22%	26%
Systems gross profit	1.6	2.3	(0.7)	(304)%	2.7	4.5	(1.8)	(4)%

% of revenue	14%	42%			15%	38%
Government segment gross profit[1]	$3.5	$4.1	$(0.6)	(15)%	$6.1	$8.1	$(2.0)	(25)%

% of revenue	18%	32%			18%	32%

[1] See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

We provide products and services to government customers under long-term contracts. We recognize contract revenue as billable costs are incurred and for fixed-price product delivery contracts using the percentage-of-completion method or proportional performance method, measured by either total labor costs or total costs incurred compared to total estimated labor costs or total estimated costs. We recognize estimated losses on contracts in their entirety upon discovery. If we have not accurately estimated total labor costs or total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized, or contract terms must be renegotiated. Under our contracts with the U.S. Government, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency (DCAA). Since the Company’s 1987 inception, no significant adjustment has resulted from a DCAA audit. We record revenue under Government contracts at estimated net realizable amounts.

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue primarily consists of communications engineering, program management, help desk outsource, telecom expense management, and network management and engineering. Our Government Segment also operates teleport facilities for data connectivity via satellite to and from North and South America, Africa and Europe. Most such services are delivered under time and materials contracts. For fixed-price service contracts, we recognize revenue using the proportional performance method. We recognize estimated losses on contracts in their entirety upon discovery. If we do not accurately estimate total labor costs or total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized, or contract terms must be renegotiated.

Government services revenues increased to $8.0 million for the three-months ended June 30, 2007 from $7.1 million for the second quarter of 2006, and increased to $15.2 million for the six-months ended June 30, 2007 from $13.9 million for the comparable period of 2006. The increases were a result of both new and expanded-scope contracts, and some special projects for customers in 2007.

Direct cost of government service revenue consists of compensation, benefits and travel incurred in delivering these services, as well as satellite space segment purchased for resale government customers. The direct costs of government services increased in direct relation to the increase in government services revenue.

Our gross profit from government services was $1.9 million in the three- months ended June 30, 2007 compared to $1.8 million in the same period of 2006. Gross profit was $3.4 million in the six-months ended June 30, 2007 versus $3.6 million in 2006. Gross profit as a percentage of revenue in the three- and six-months ended June 30, 2007 decreased as a result of lower average pricing on the renewal of several contracts.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable communications systems, and integration of those systems into customer networks, which are largely variations on our SwiftLink® product line. These are lightweight, secure, deployable communications systems, sold to units of the U.S. Departments of State, Justice, and Defense, and other agencies. We recognize contract revenue as billable costs are incurred, and for fixed-price product delivery contracts using the percentage-of-completion method, measured by either total labor costs, total costs incurred, or units shipped compared to total estimated labor costs, or units as appropriate under the contract. We recognize estimated losses on contracts in their entirety upon discovery. If we have not accurately estimated total labor costs or costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Systems sales in our Government Segment were $11.4 million and $17.9 million for the three- and six- months ended June 30, 2007 compared to $5.5 million and $11.8 million for the three- and six- month ended June 30, 2006. The increases represent higher sales volume in 2007, resulting mainly from the fulfillment of task orders under the Army Worldwide Satellite Systems (WWSS) 5-year contract vehicle, for which TCS was named one of six vendors in the third quarter of 2006.

The cost of our government systems revenue consists of purchased system components, compensation, benefits, travel, satellite airtime, and the costs of third-party contractors that we engage. These equipment and third-party costs are variable for our various types of products, and margins fluctuate between periods based on the respective product mixes.

Our government systems gross profit decreased to $1.6 million and $2.7 million, respectively, in the three- and six- months ended June 30, 2007 from $2.3 million and $4.5 million, respectively, in the comparable periods of 2006 mainly as a result of lower margins on the sales to date under the WWSS vehicle.

Major Customers

For the three- and six-month periods ended June 30, 2007, customers that accounted for 10% or more of total revenue were Verizon Wireless and U.S. Government agencies, measured as a single customer. The loss of either of these customers would have a material adverse impact on our business. Verizon Wireless and various U.S. Government agencies also accounted for 10% or more of total revenue for the three- and six-months ended June 30, 2006. Verizon Wireless is a customer of our Commercial Segment, and the various U.S. Government agencies are customers of our Government Segment.

Revenue Backlog

As of June 30, 2007 and 2006, we had unfilled orders, or funded backlog, as follows:

	June 30,
($ in millions)	2007	2006

Commercial Segment	$96.8	$58.9
Government Segment	25.9	16.3

Total backlog	$122.7	$75.2

Expected to be realized during the current fiscal year	$39.1	$37.6

Expected to be realized within 12 months	$71.3	$57.4

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

Operating Expenses

Research and development expense:

	Three Months Ended				Six Months
	June 30,		2007 vs. 2006		Ended June 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Research and development expense	$3.3	$3.5	$(0.2)	(6)%	$6.4	$6.4	$—	—
% of total revenue	9%	11%			9%	10%

Our research and development expense consists primarily of compensation, benefits, and a proportionate share of facilities and corporate overhead. The costs of developing software products are expensed prior to establishing technological feasibility. Technological feasibility is established for our software products when a detailed program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products, including software hosted in our network operations center. These costs primarily include compensation and benefits as well as costs associated with using third-party laboratory and testing resources. We expense such costs as they are incurred unless technological feasibility has been reached and we believe that the capitalized costs will be recoverable.

The expenses we incur relate mainly to software applications which are being marketed to new and existing customers on a global basis. Throughout the three- and six-months ended June 30, 2007 and 2006, research and development was focused on cellular and hosted location-based applications, such as navigation, traffic, and point-of-interest finder, wireless and Voice over IP E9-1-1 software, enhancements to our hosted location-based service platform and to our wireless text messaging software.

For the three- and six- month periods ended June 30, 2007 and 2006, we capitalized $0.4 million and $0.9 million, respectively, of research and development costs for certain software projects in accordance with the above policy. The capitalized costs relate to our software for wireless location-based services. These costs will be amortized on a product-by-product basis using the straight-line method over the products’ estimated useful life, not longer than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

Research and development expenses were lower for the three-month period ended June 30, 2007 than in the second quarter of 2006 as the result of directing more of our developers’ time and resources to customized client projects. For the six-months ended June 30, 2007 research and development expenses were about the same as for the first half of 2006.

Sales and marketing expense:

	Three Months				Six Months
	Ended June 30,		2007 vs. 2006		Ended June 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Sales and marketing expense	$3.2	$3.1	$0.1	3%	$6.3	$6.2	$0.1	2%
% of total revenue	9%	10%			9%	10%

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

General and administrative expense:

					Six Months
	Three Months				Ended		2007 vs.
	Ended June 30,		2007 vs. 2006		June 30,		2006
($ in millions)	2007	2006	$	%	2007	2006	$ %

General and administrative expense	$5.5	$4.1	$1.4	34%	$10.2	$8.4	$1.8	21.4%
% of total revenue	16%	13%			15%	13%

General and administrative expense consists primarily of costs associated with management, finance, legal, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. General and administrative expenses also included $0.2 million of non-cash stock compensation expense for both three-month periods ended June 30, 2007 and 2006, respectively, and $0.4 million and $0.5 million, respectively, for the six-month periods ended June 30, 2007 and 2006 as a result of the implementation of SFAS 123(R). The increase in 2007 spending was primarily due to higher legal fees associated with intellectual property protection, including about $0.8 million of nonrecurring patent litigation expenses during the second quarter of 2007.

Depreciation and amortization of property and equipment:

	Three Months				Six Months
	Ended June 30,		2007 vs. 2006		Ended June 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Depreciation and amortization of property and equipment	$1.6	$1.9	$(0.3)	(16)%	$3.2	$4.3	$(1.1)	(26)%
Average gross cost of property and equipment during the period	$54.5	$50.8			$54.1	$50.4

Depreciation and amortization of property and equipment represents the period costs associated with our investment in computers, telephone equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of our assets generally ranges from 5 years for furniture, fixtures, and leasehold improvements to 3 years for most other types of assets including computers, software, telephone equipment and vehicles. Depreciation expense in the second quarter of 2007 reflects a lower balance of net fixed asset cost than a year ago. As of April 1, 2006, a review of experience with equipment and software used in our service bureau operations led us to adjust their average asset lives from three years to four years. Depreciation expense for the three- and six-months ended June 30, 2007 was about $0.4 million and $0.8 million, respectively, lower than it would have been if three-year asset lives had been used.

Amortization of acquired intangible assets:

	Three Months				Six Months
	Ended June 30,		2007 vs. 2006		Ended June 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Amortization of acquired intangible assets	$0.1	$0.1	$—	—	$0.1	$0.1	$—	—

The amortization of acquired intangible assets relates to the digital mapping business assets acquired from Kivera, Inc. in 2004, which are being amortized over their useful lives of between three and nineteen years using the greater of the straight-line method or the revenue curve method.

Interest expense:

	Three Months				Six Months
	Ended June 30,		2007 vs. 2006		Ended June 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Interest expense incurred on notes payable and line of credit	$0.4	0.4	$—	NM	$1.0	$0.6	$0.4	67%
Interest expense incurred on capital lease obligations	0.1	0.1	—	NM	0.1	0.1	—	NM
Amortization of deferred financing fees	0.1	0.1	—	NM	0.2	0.4	(0.2)	(50)%
Amortization of debt discount	0.2	0.3	(0.1)	(33)%	0.5	0.3	0.2	67%
Write-off of unamortized debt discount and debt issuance expenses	2.4	—	2.4	100%	2.4	—	2.4	100%

Total interest expense	$3.2	$0.9	$2.3	256%	$4.2	$1.4	$2.8	200%

Interest expense is incurred under notes payable, a revolving credit line, and capital lease obligations. Interest on our note payable dating prior to 2007 is primarily at stated interest rates of 7.75% per annum and interest on our line of credit borrowing is at the bank’s prime rate which rates equal to 8.25% per annum as of June 30, 2007. On June 25, 2007, we refinanced our $10 million long term debt with a new five year note payable to our principal bank. The borrowing rate under the new note at June 30, 2007, was 8.5% per annum and the note is repayable in equal monthly installments of $0.2 million plus interest. The funds were used primarily to retire the March 2006 secured notes (2006 Notes). In March 2006, we issued and sold $10 million of secured notes, with cash interest at the rate of 14% per annum, along with warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. The 2006 Notes provided for optional in-kind interest payments, but we paid all interest due under the 2006 Notes with cash. In December 2006, we borrowed $5 million under 3 year notes secured by accounts receivable of one customer. Our bank line of credit expires in June 2010, and our maximum line of credit is $22 million, subject to borrowing base limitations and working capital metrics. There were no borrowings outstanding under our line of credit at June 30, 2007.

Cash interest expense on notes payable in the second quarter of 2007 was about the same as in the second quarter of 2006. The interest for the six-month period ending June 30, 2007 was higher than the same period in 2006 due to higher overall average principal outstanding during the quarter, due to the effect of the higher priced March 2006 debt. The interest cost of capital lease financings was about the same in both periods.

Deferred financing fees relate to the up-front expenditures at the time of contracting for notes payable and our revolving line of credit facility, which are being amortized over the term of the note or the life of the facility. The higher amortization in the first quarter of 2007 reflected fees to borrow the 2006 Notes. The lower amortization in the second quarter of 2007 include the unamortized debt issuance expenses of $0.4 million associated with the 2006 Notes which were written off upon their early retirement.

The amortization of debt discount relates to the issuance of the 2006 Warrants. The value of these warrants was estimated to be $2.9 million, determined using the Black-Scholes option-pricing model, which was recorded as a debt discount and additional paid-in capital. The value of the adjustments to the 2004 Warrants was estimated to be $0.6 million using the Black-Scholes option-pricing model, which was recorded as a debt discount and additional paid-in capital in the first quarter of 2006. The total debt discount at issuance of $3.5 million was being amortized to interest expense over the three year life of the 2006 Notes, yielding an effective interest rate of 15.2%. The remaining balance of $2.0 million of unamortized debt discount was fully expensed upon the retirement of those notes in the second quarter of 2007.

Our total interest and financing expense increased for the three- and six-months ended June 30, 2007 versus the comparable periods of 2006 primarily as a result of the one time charge associated with the refinancing of our $10 million term debt.

Other income/(expense), net:

Other income/(expense), net consists primarily of foreign currency translation/transaction gain or loss, which is dependent on international fluctuations in exchange rates. The other components of other income/(expense), net typically remain comparable between periods and are not significant.

Income taxes:

Because we have generated significant net operating losses since 1999, no provision for federal or state income taxes has been made for the three- or six-months ended June 30, 2007 or any portion of 2006. We have recorded a full valuation allowance for deferred tax assets as a result of the uncertainty regarding our ability to fully realize our net operating loss carry-forwards and other deferred tax assets.

Discontinued Operations — Enterprise assets

As of December 31, 2005, we committed to a plan to sell the Enterprise assets which we acquired from Aether Systems, Inc. in 2004. Effective January 1, 2007, the Company sold two of its three

Enterprise units, carried as discontinued operations, to strategic buyers for unregistered stock in the acquiring companies and earn-out arrangements. The Mobile Finance unit, including its US and European operations, was sold to Stockgroup Information Systems, Inc. for 1.5 million shares of unregistered stock. Assets of the Mobile Office unit, doing business as mobeo®, was acquired by MobilePro Corporation for 9 million shares of unregistered stock. During May 2007, the remaining Mobile Asset Management unit, which provides package and vehicle tracking solutions, was sold to TPA Acquisition Corporation for $4.0 million in cash, a $1.0 million 18 month note, and $0.2 million in equity interest.

The following table presents income statement data for the Enterprise operations:

	Three Months				Six Months
	Ended June 30,		2007 vs. 2006		Ended June 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Enterprise revenue	$1.7	$6.4	$(4.7)	(73)%	$5.6	$10.9	$(5.3)	(49)%

Enterprise gross profit	0.4	0.9	(0.5)	(56)%	0.9	1.8	(0.9)	(50)%

Research and development, sales, marketing, and general and administrative expenses	0.4	3.2	(2.8)	(88)%	1.1	6.2	(5.1)	(82)%
Other income/(expenses), net	(0.1)	—	(0.1)	NM	(0.1)	—	(0.1)	NM

Loss from discontinued operations	$(0.1)	$(2.3)	$2.2	96%	$(0.3)	$(4.4)	$4.1	93%

The second quarter 2007 revenue, gross profit, and operating expenses include only Mobile Asset Management division operations through May 21, 2007. The second quarter 2006 operating results, included the revenue and costs of the two subscriber-based divisions that were sold effective January 1, 2007. Other income in 2007 represents the estimated earn-out payments earned during the quarter under our subscriber unit divestiture agreements. In accordance with the relevant accounting literature, we ceased depreciation and amortization of the long-lived enterprise assets when they became classified as discontinued operations in 2005.

Net loss:

	Three Months				Six Months
	Ended June 30,		2007 vs. 2006		Ended June 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Net (loss)/income	$(6.1)	$(1.6)	$(4.5)	(281)%	$(5.5)	$(3.3)	$(2.2)	(67)%

Net loss increased for the three- and six-months ended June 30, 2007 versus the comparable periods of 2006 due primarily to a one time charge on the pay down of our debt associated with the March 2006 secured notes and increase in patent attorney fees, and other factors discussed above.

Liquidity and Capital Resources

	Six Months
	Ended
	June 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%

Net cash and cash equivalents provided by/(used in):
Continuing operations
Income(loss)	$(5.2)	$1.1	$(6.3)	573%
Non-cash charges	9.3	7.3	2.0	27%
Net changes in working capital including changes in other assets	2.0	(0.9)	2.9	322%

Operating activities	6.1	7.5	(1.7)	(19)%
Purchases of property and equipment	(1.0)	(1.1)	0.1	10%
Capitalized software development costs	(0.9)	(0.9)	—	NM
Proceeds from new borrowings	10.0	11.0	(1.0)	(9)%
Other financing activities	(8.2)	(11.8)	3.6	31%

Cash provided by/(used in) continuing operations	6.0	4.7	1.3	28%
Discontinued operations
Operating activities	(3.3)	(3.2)	(0.1)	(3)%
Investing activities	4.0	(0.5)	4.5	9%

Cash provided by/(used in) discontinued operations	0.7	(3.7)	4.4	119%
Net increase/(decrease) in cash	$6.7	$1.0	$5.7	570%

Days revenue outstanding in accounts receivable, including unbilled receivables	64	71

We have funded our operations, acquisitions, and capital expenditures primarily using revenue from our operations as well as the net proceeds from leasing, and long-term debt.

On June 25, 2007, we refinanced $10 million of long term debt with a five year bank term loan. The borrowing rate under the new term loan at June 30, 2007, was 8.5% per annum and the note is repayable in equal monthly installments of $0.2 million plus interest. The funds were used primarily to retire the March 2006 secured notes. In March 2006, we issued (i) $10 million of secured notes due March 10, 2009, with cash interest at 14% per annum, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. Also, some warrants issued in 2004 contained provisions which required an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of 2006 Warrants. The resulting carrying value of the debt at issuance was $6.5 million, net of the original discount of $3.5 million which was amortized to interest expense over its three-year term using the effective interest method, yielding an effective interest rate of 15.2%. The remaining unamortized debt discount and deferred debt issuance expenses of $2.4 million were written off in the second quarter of 2007 as a result of early retirement of the March 2006 note. In December 2006, we issued a $5 million three year term note secured by accounts receivable of one customer.

We have a $22 million revolving credit agreement line with our principal bank through June 2010. Upon amendment of our agreement with the bank in the second quarter of 2007, the borrowing rate was reduced from the bank’s prime rate plus 1.25% to the bank’s prime rate which was 8.25% per annum at June 30, 2007. Borrowings at any time are limited based mainly on accounts receivable levels and a working capital ratio, each as defined in the amended line of credit agreement. the line of credit available is also reduced by the amount of letters of credit outstanding, which was $2.9 million at June 30, 2007. As of June 30, 2007, we had no borrowings outstanding under our bank line of credit and had approximately $8.6 million of unused borrowing availability under the line.

Our line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio which we are required to meet on a monthly basis; as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth as described below. The bank credit agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the bank credit agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement. We believe that the Company will continue to comply with its restrictive covenants. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable. As of June 30, 2007, we were in compliance with all of the covenants related to our line of credit and we believe that the Company will continue to comply with its restrictive covenants.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We also have borrowing capacity available to us in the form of capital leases as well as a line of credit arrangement with our bank which expires in June 2010. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Cash generated by the operating activities of continuing operations totaled $6.1 million in the first six months of 2007, including earnings before interest, taxes, depreciation and amortization, and a net decrease in working capital. Discontinued operations used $3.3 million for operations, and generated $4.0 million from sale of assets during the six month period.

Cash was invested in fixed asset additions and capitalized software development projects totaling $1.9 million for the six months ended June 30, 2007. Significant financing activities in the first half included $10 million of new term debt raised in the second quarter, offset by net debt repayments totaling an approximately equal amount.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had standby letters of credit issued on our behalf of approximately $2.9 million, principally pursuant to a contracting requirement for our Government segment’s City of Baltimore services contract.

Contractual Commitments

As of June 30, 2007, our most significant commitments consisted of term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of June 30, 2007 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total

Term notes payable	$4.5	$8.0	4.4	$0.2	$17.1
Capital lease obligations	2.3	1.4	—	—	3.7
Operating leases	3.6	4.5	0.9	0.1	9.1

Total contractual commitments	$10.4	13.9	$5.3	$0.3	$29.9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2006 Annual Report on Form 10-K.

Foreign Currency Risk

For the three- and six-month periods ended June 30, 2007, we generated $1.3 million and $2.8 million of revenue, respectively, outside the U.S., mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of June 30, 2007, we had no billed accounts receivable that were denominated in foreign currencies and would be exposed to foreign currency exchange risk. During 2007, our average receivables subject to foreign currency exchange risk were $0.2 million. We have not had a material balance of unbilled receivables denominated in foreign currency at any point in 2007. We have recorded immaterial transaction losses of foreign currency denominated deferred revenue for the three-months ended June 30, 2007 and $0.1 million for six-months ended June 30, 2007.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2007.

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not subject to any material legal proceedings other than as previously disclosed in “Item 3. Legal Proceedings” in our 2006 Annual Report on Form 10-K and as described below.

As previously disclosed, on July 12, 2006, we filed suit in the US District Court for the Eastern District of Virginia against Sybase 365 (formerly known as Mobile 365) and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience. We resolved the matter with regard to WiderThan Americas, and during the second quarter we received a favorable jury decision that Sybase 365 infringed the claims of our patent. The jury awarded us a one-time monetary payment of $12.1 million for past damages which represents a 12% royalty. The jury also found Sybase 365’s infringement willful and upheld the validity of the patent. The jury’s findings are subject to post trial motions, which we expect to be decided later this year. After the judge rules on the post trial motions, either side may appeal to the US Court of Appeals for the Federal Circuit. No revenue has been recorded pending the outcome of appeals and possible settlements.

Item 1A.	Risk Factors

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our 2006 Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

Each share of our Class A Common Stock is entitled to one vote per share and each share of our Class B Common Stock is entitled to three votes per share.

At our Annual Meeting of Shareholders held on June 14, 2007 (the “Annual Meeting”), the following members were re-elected to the Board of Directors

Terms expiring in 2010	Affirmative Votes	Votes withheld

Maurice B. Tosé	49,529,831	1,848,294

James M. Bethmann	42,085,772	9,292,353

The term of the following Directors continued after the meeting: Clyde A. Heintzelman, Richard A. Kozak, Weldon H. Latham, and Byron F. Marchant.

The following proposal was approved at our Annual Meeting:

	Affirmative Votes	Negative Votes	Abstentions

Fifth Amended and Restated 1997 Stock Incentive Plan	27,703,539	9,544,218	187,135

Item 6.	Exhibits

Exhibit
Numbers	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of August 2007.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé	Chairman, President and Chief Executive Officer (Principal Executive Officer)	August 9, 2007

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 9, 2007