Form 10-Q
period 2007-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2007-11-07
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2007

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

Shares outstanding
as of September 30,
Title of Each Class	2007

Class A Common Stock, par value $0.01 per share	34,662,271
Class B Common Stock, par value $0.01 per share	7,351,334

Total Common Stock Outstanding	42,013,605

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue
Services	$22,049	$21,473	$65,552	$66,060
Systems	15,586	9,337	41,538	28,380

Total revenue	37,635	30,810	107,090	94,440

Direct costs of revenue
Direct cost of services revenue	12,889	12,813	39,487	39,565
Direct cost of systems revenue, including amortization of software development costs of $396, $369, $1,112 and $931, respectively	10,608	4,423	28,489	13,497

Total direct cost of revenue	23,497	17,236	67,976	53,062

Services gross profit	9,160	8,660	26,065	26,495
Systems gross profit	4,978	4,914	13,049	14,883

Total gross profit	14,138	13,574	39,114	41,378

Operating costs and expenses
Research and development expense	3,329	2,994	9,700	9,403
Sales and marketing expense	2,729	2,787	9,049	8,976
General and administrative expense	4,656	4,275	14,808	12,649
Depreciation and amortization of property and equipment	1,497	1,895	4,721	6,196
Amortization of acquired intangible assets	37	37	111	111

Total operating costs and expenses	12,248	11,988	38,389	37,335

Income from operations	1,890	1,586	725	4,043
Interest expenses	(328)	(469)	(1,432)	(1,673)
Amortization of debt discount and debt issuance expenses, including $2,458 in June 2007	(23)	(402)	(3,134)	(644)
Other income, net	177	46	330	137

Income/(loss) from continuing operations	1,716	761	(3,511)	1,863
Income/(loss) from discontinued operations	54	(14,510)	(215)	(18,878)

Net income/(loss)	$1,770	$(13,749)	$(3,726)	$(17,015)

Income/(loss) per share-basic
Income/(loss) per share from continuing operations	$0.04	$0.02	$(0.08)	$0.05
Income/(loss) per share from discontinued operations	0.00	(0.37)	(0.01)	(0.48)

Net loss per share-basic	$0.04	$(0.35)	$(0.09)	$(0.43)

Income/(loss) per share-diluted
Income/(loss) per share from continuing operations	$0.04	$0.02	$(0.08)	$0.05
Income (loss) per share from discontinued operations	0.00	(0.37)	(0.01)	(0.48)

Net loss per share-diluted	$0.04	$(0.35)	$(0.09)	$(0.43)

Weighted average shares outstanding-basic	41,814	39,468	41,210	39,290

Weighted average shares outstanding-diluted	44,792	39,813	41,210	39,838

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$14,526	$10,358
Accounts receivable, net of allowance of $266 in 2007 and $290 in 2006	26,401	21,544
Unbilled receivables	8,938	7,636
Inventory	5,403	5,293
Investment in marketable securities	1,500	—
Other current assets	4,226	2,818
Current assets of discontinued operations	—	13,596

Total current assets	60,994	61,245
Property and equipment, net of accumulated depreciation and amortization of $45,070 in 2007 and $40,594 in 2006	11,546	12,853
Software development costs, net of accumulated amortization of $4,374 in 2007 and $3,262 in 2006	4,490	4,402
Acquired intangible assets, net of accumulated amortization of $473 in 2007 and $362 in 2006	746	856
Goodwill	1,813	1,813
Other assets	2,764	2,526

Total assets	$82,353	$83,695

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$14,683	$10,421
Accrued payroll and related liabilities	4,033	5,663
Deferred revenue	5,928	3,485
Current portion of notes payable	3,620	2,160
Current portion of capital lease obligations	1,914	2,740
Current liabilities of discontinued operations	—	11,400

Total current liabilities	30,178	35,869
Capital lease obligations and notes payable less current portion	11,558	12,721

Total liabilities	41,736	48,590

Stockholders’ Equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 34,662,271 in 2007 and 32,267,893 in 2006	347	322
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 7,351,334 in 2007 and 7,525,672 in 2006	74	76
Additional paid-in capital	226,438	217,739
Accumulated other comprehensive Income	516	—
Accumulated deficit	(186,758)	(183,032)

Total stockholders’ equity	40,617	35,105

Total liabilities and stockholders’ equity	$82,353	$83,695

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income	Deficit	Total

Balance at January 1, 2007	$322	$76	$217,739	$—	$(183,032)	$35,105
Options exercised for the purchase of 1,159,507 shares of Class A Common Stock	12	—	2,806	—	—	2,818
Issuance of 147,660 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	449	—	—	450
Conversion of 174,338 shares of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Exercise of warrants to purchase 886,787 shares of Class A Common Stock	9	—	2,208	—	—	2,217
Surrender of 11,779 Restricted shares of Class A Common Stock as payment for tax withholdings	—	—	(57)	—	—	(57)
Issuance of Restricted Class A Common Stock	1	—	(1)	—	—	—
Stock compensation expense for continuing operations	—	—	3,041	—	—	3,041
Stock compensation expense of discontinued operations	—	—	132	—	—	132
Valuation adjustment for stock options issued to non-employee for service	—	—	121	—	—	121
Unrealized gain on securities	—	—	—	475	—	475
Foreign currency translation adjustment	—	—	—	41	—	41
Net loss for the nine-months ended September 30, 2007	—	—	—	—	(3,726)	(3,726)

Balance at September 30, 2007	$347	$74	$226,438	$516	$(186,758)	$40,617

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Operating activities:
Net loss	$(3,726)	$(17,015)
Less: Loss from discontinued operations	(215)	(18,878)

Income/(loss) from continuing operations	(3,511)	1,863
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,721	6,196
Non-cash stock compensation expense	3,121	2,428
Amortization of software development costs	1,112	931
Amortization of debt discount	480	673
Amortization of deferred financing fees	253	369
Write-off of unamortized debt discount and debt issuance expenses	2,458	—
Amortization of acquired intangible assets	111	111
Other non-cash income(expense)	(45)	(15)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,857)	(192)
Unbilled receivables	(1,302)	(690)
Inventory	(110)	(695)
Other current assets	(1,408)	(737)
Other assets	(488)	481
Accounts payable and accrued expenses	4,262	547
Accrued payroll and related liabilities	(1,630)	(2,296)
Deferred revenue	2,444	41

Net cash provided by operating activities of continuing operations	5,611	9,015
Net cash used in operating activities of discontinued operations	(3,280)	(6,985)

Total net cash provided by operating activities	2,331	2,030
Investing activities:
Purchases of property and equipment	(1,899)	(1,960)
Capitalized software development costs	(1,200)	(1,324)

Net cash used in investing activities of continuing operations	(3,099)	(3,284)
Net cash (used in)/provided by investing activities of discontinued operations	4,000	(1,217)

Total net cash (used in)/provided by investing activities	901	(4,501)
Financing activities:
Payments on long-term debt and capital lease obligations	(14,540)	(4,160)
Proceeds from issuance of long-term debt	10,000	11,000
Proceeds from exercise of warrants	2,208	—
Payments on short-term line of credit, net	—	(2,504)
Financing fees related to issuance of long-term debt and Class A Common Stock	—	(1,320)
Proceeds from exercise of stock options and sale of stock	3,268	536

Net cash provided by financing activities of continuing operations	936	3,552
Net cash provided by financing activities of discontinued operations	—	76

Total net cash provided by financing activities	936	3,628
Effect of exchange rates on cash of discontinued operations	—	198
Net increase in cash from continuing operations	3,448	9,283
Net increase/(decrease) in cash from discontinued operations	720	(7,928)

Total net increase in cash	4,168	1,355
Cash and cash equivalents at the beginning of the period	10,358	9,320

Cash and cash equivalents at the end of the period	$14,526	$10,675

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
September 30, 2007
(amounts in thousands, except share and per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2006 Annual Report on Form 10-K.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Effective April 1, 2006, we changed our estimate of the useful life of our computer hardware and software, used in our Service Bureau, from three to four years. The change in estimate resulted from our evaluation of the life cycles of our hardware and software used in the Service Bureau and our conclusion that these assets consistently have a longer life than previously estimated. We believe this change in estimate more accurately reflects the productive life of these assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, the change in life has been accounted for as a change in estimate on a prospective basis from April 1, 2006. For the three- and nine-months ended September 30, 2007, this change in accounting estimate reduced the net loss by approximately $400 and $1,200, respectively, or a net loss per share by $0.01 and $0.03. For the three- and nine-months ended September 30, 2006, this change in accounting estimate reduced the net loss by approximately $400 and $800 respectively or net loss per share by $0.01 and $0.03.

Stock-Based Compensation.  We have two stock-based employee compensation plans: our Fifth Amended and Restated 1997 Stock Incentive Plan (the “Stock Incentive Plan”) and our Employee Stock Purchase Plan (the “ESPP”). We have also previously issued restricted stock to directors and certain key executives. Beginning January 1, 2006, we record compensation expense for all stock-based compensation plans using the fair value method prescribed by Financial Accounting Standards Board (FASB) Statement No. 123, Share Based Payment, as revised (SFAS 123(R)). Our non-cash stock compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in Note 2.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic weighted average common shares outstanding	41,814	39,468	41,210	39,290
Dilutive common shares outstanding	2,978	345	—	548

Diluted weighted average common shares outstanding used in the calculation of diluted income/(loss)	44,792	39,813	41,210	39,838

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting interim periods, disclosure and transition. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company adopted FIN 48 on January 1, 2007 for which there as no cumulative effect of applying the provisions of this interpretation. The Company classifies interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for the three- and nine-months ended September 30, 2007 and the consolidated balance sheet at September 30, 2007. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. and state jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before 2003.

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

The material components of our stock compensation expense are as follows:

			Nine Months
	Three Months Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Continuing operations:
Stock options granted at fair value	$894	$674	$2,807	$2,159
Restricted stock	79	16	236	231
Employee stock purchase plan	27	11	78	38

Total stock compensation expense included in continuing operations	$1,000	$701	$3,121	$2,428

Discontinued operations:
Stock options granted at fair value	$—	$120	$132	$385

Total stock compensation expense included in discontinued operations	$—	$120	$132	$385

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Non-cash stock compensation included in our continuing operations in the accompanying Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,
	2007			2006
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$260	$160	$420	$187	$129	$316
Direct cost of systems	40	20	60	24	14	38

Total stock compensation included in direct costs of revenue	$300	$180	$480	$211	$143	$354

	Nine Months Ended September 30,
	2007			2006
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$811	$499	$1,310	$611	$423	$1,034
Direct cost of systems	125	63	188	80	46	126

Total stock compensation included in direct costs of revenue	$936	$562	$1,498	$691	$469	$1,160

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Stock compensation included in operating expenses:
Research and development expense	$200	$143	$624	$416
Sales and marketing expense	145	80	453	248
General and administrative expense	175	124	546	604

Total stock compensation included in operating expenses	$520	$347	$1,623	$1,268

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option activity and related information for the nine-months ended September 30, 2007 is as follows:

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price

Outstanding, beginning of year	11,662	$3.62
Granted	2,412	$3.67
Exercised	(1,160)	$2.43
Forfeited	(1,196)	$3.92

Outstanding, at September 30, 2007	11,718	$3.71

Exercisable, at September 30, 2007	6,781	$4.20

Vested and expected to vest at September 30, 2007	8,076	$3.71

Estimated weighted-average grant- date fair value of options granted during the period	$3.71

Weighted-average remaining contractual life of options outstanding at end of period	6.81 years

Exercise prices for options outstanding at September 30, 2007 ranged from $0.01 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
	Options	Exercise Prices of	Life of Options	Options	Exercise Prices of
Exercise Prices	Outstanding	Options Outstanding	Outstanding (Years)	Exercisable	Options Exercisable

$0.01 - $2.61	4,226	$2.31	7.32	2,024	$2.21
$2.61 - $5.21	5,100	$3.44	6.87	2,365	$3.27
$5.21 - $7.82	2,362	$6.74	5.79	2,362	$6.74
$7.82 - $26.05	30	$11.07	5.26	30	$11.07

	11,718			6,781

As of September 30, 2007, we estimate that we will recognize $4,030 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3.67 years, of which we estimate $881 will be recognized during the remainder of 2007.

3.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $887 and $1,516 during the three- and nine-months ended September 30, 2007, respectively. We acquired $213 and $574 of property under capital leases during the three- and nine-months ended September 30, 2006, respectively.

Interest paid totaled $328 and $1,432 during the three- and nine-months ended September 30, 2007, respectively. We paid $115 and $489 in interest for the three- and nine-months ended September 30, 2006, respectively.

4.	Enterprise Assets-Discontinued Operations

In 2007, the Company sold its Enterprise division operations, which had previously been included in our Commercial Segment. Their operations and cash flows of the business have been eliminated from

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

those of continuing operations and the Company has no significant involvement in the operations since the disposal transactions. Accordingly, the assets, liabilities, results of operations, and cash flows for the Enterprise assets have been classified as discontinued operations for all periods presented in the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144).

The assets of discontinued operations are classified as current in the accompanying consolidated balance sheets. Effective January 1, 2007, the Company sold two of its three Enterprise units to strategic buyers for unregistered stock in the acquiring publicly traded companies and earn-out arrangements. The Mobile Finance unit, including its U.S. and European operations, was sold to Stockgroup Information Systems, Inc. for 1.5 million shares of unregistered stock. Assets of the Mobile Office unit, doing business as mobeo®, were acquired by MobilePro Corporation for 9 million shares of unregistered stock. During May 2007, the last Enterprise unit was sold to TPA Acquisition Corporation for $4,000 in cash of which $200 is in escrow, a $1,000 18-month note, and $250 in equity interest. Summarized results of operations for the Enterprise assets included as discontinued operations in the accompanying Consolidated Statement of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Total revenue	$—	$6,013	$5,569	$16,951

Total gross profit	$—	$900	$833	$2,668

Income/(loss) from discontinued operations, including 2006 impairment charges	$54	$(14,510)	$(215)	$(18,878)

In accordance with Statement No. 144, depreciation and amortization of the long-lived Enterprise assets were not recorded subsequent to December 31, 2005.

5.	Financing Arrangements

On June 25, 2007, we refinanced $10,000 of long term debt with a five year bank term loan. The borrowing rate under the new term loan at September 30, 2007 was 8% per annum and the note is repayable in equal monthly installments of $167 plus interest. The funds were used primarily to retire secured notes issued in March 2006. In March 2006, we issued (i) $10,000 of secured notes due March 10, 2009, with cash interest at 14% per annum, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. The resulting carrying value of the debt at issuance was $6,500, net of the original discount of $3,500 which was amortized to interest expense over its three-year term using the effective interest method, yielding an effective interest rate of 15.2%. The remaining unamortized debt discount and issuance expenses of $2.4 million were written off in the second quarter of 2007 as a result of early retirement of the March 2006 note. In December 2006, we issued a $5,000 three year term note secured by accounts receivable of one customer.

6.	Segment Information

Our two operating segments are the Commercial Segment and the Government Segment.

Our Commercial Segment products and services enable wireless carriers to deliver short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. Our Commercial Segment also provides E9-1-1 services, commercial location-

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

based services, inter-carrier text message distribution services, and carrier technology on a hosted, or service bureau, basis. We also earn subscriber revenue through wireless applications including our Rand McNallytm Traffic application.

Our Government Segment designs, furnishes, installs and operates data network communication systems, including our SwiftLink® deployable communication systems. We also own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment), and provide communication systems integration, information technology services, and software systems and services to the U.S. Department of Defense and other government customers.

Management evaluates segment performance based on gross profit. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.

The following table sets forth results for our reportable segments for the three- and nine-months ended September 30, 2007 and 2006, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net income/(loss) for the respective periods is also included below:

	Three Months Ended September 30,
	2007			2006
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$15,014	$7,035	$22,049	$14,153	$7,320	$21,473
Systems	4,418	11,168	15,586	5,471	3,866	9,337

Total revenue	19,432	18,203	37,635	19,624	11,186	30,810

Operating costs and expenses
Direct cost of services	7,434	5,455	12,889	7,464	5,349	12,813
Direct cost of systems	1,141	9,467	10,608	1,786	2,637	4,423

Total direct costs	8,575	14,922	23,497	9,250	7,986	17,236

Gross profit
Services gross profit	7,580	1,580	9,160	6,689	1,971	8,660
Systems gross profit	3,277	1,701	4,978	3,685	1,229	4,914

Total gross profit	$10,857	$3,281	$14,138	$10,374	$3,200	$13,574

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Nine Months Ended September 30,
	2007			2006
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$43,320	$22,232	$65,552	$44,838	$21,222	$66,060
Systems	12,520	29,018	41,538	12,701	15,679	28,380

Total revenue	55,840	51,250	107,090	57,539	36,901	94,440

Operating costs and expenses
Direct cost of services	22,273	17,214	39,487	23,938	15,627	39,565
Direct cost of systems	3,791	24,698	28,489	3,548	9,949	13,497

Total direct costs	26,064	41,912	67,976	27,486	25,576	53,062

Gross profit
Services gross profit	21,047	5,018	26,065	20,900	5,595	26,495
Systems gross profit	8,729	4,320	13,049	9,153	5,730	14,883

Total gross profit	$29,776	$9,338	$39,114	$30,053	$11,325	$41,378

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Total gross profit	$14,138	$13,574	$39,114	$41,378
Research and development expense	(3,329)	(2,994)	(9,700)	(9,403)
Sales and marketing expense	(2,729)	(2,787)	(9,049)	(8,976)
General and administrative expense	(4,656)	(4,275)	(14,808)	(12,649)
Depreciation and amortization of property and equipment	(1,497)	(1,895)	(4,721)	(6,196)
Amortization of acquired intangible assets	(37)	(37)	(111)	(111)
Interest expense	(328)	(469)	(1,432)	(1,673)
Amortization of debt discount and debt issuance expenses, including $2,458 in June 2007	(23)	(402)	(3,134)	(644)
Other income, net	177	46	330	137

Income/(loss) from continuing operations	1,716	761	(3,511)	1,863
Income/(loss) from discontinued operations	54	(14,510)	(215)	(18,878)

Net income/(loss)	$1,770	$(13,749)	$(3,726)	$(17,015)

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Inventory

Inventory consisted of the following:

	Sep. 30,	Dec. 31,
	2007	2006

Component parts	$3,255	$2,942
Finished goods	2,148	2,351

Total inventory at period end	$5,403	$5,293

8.	Acquired Intangible Assets and Capitalized Software Development Costs

Our acquired intangible assets and capitalized software development costs of our continuing operations consisted of the following:

	September 30,			December 31,
	2007			2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Lists	$606	$376	$230	$606	$290	$316
Trademarks & Patents	612	96	516	612	72	540
Software development costs, including acquired technology	8,864	4,374	4,490	7,664	3,262	4,402

Total	$10,082	$4,846	$5,236	$8,882	$3,624	$5,258

Estimated future amortization expense:
Three-months ending December 31, 2007			$509
Year ending December 31, 2008			$2,038
Year ending December 31, 2009			$1,444
Year ending December 31, 2010			$387
Thereafter			$858

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total Revenue For the Three
		Months Ended		% of Total Revenue For the Nine Months Ended
		September 30,		September 30,
Customer	Segment	2007	2006	2007	2006

Federal Agencies	Government	38%	23%	37%	27%
Customer A	Commercial	21%	21%	20%	22%

		As of September 30,
		2007
		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

Federal Agencies	Government	35%	47%
Customer A	Commercial	18%	Less than 10%
Customer B	Commercial	13%	Less than 10%
Customer C	Commercial	Less than 10%	17%

10.	Line of Credit

We have a $22,000 revolving credit line with our principal bank through June 2010, with borrowings available at the bank’s prime rate which was 7.75% per annum at September 30, 2007. Borrowings at any time are limited based mainly on accounts receivable levels and a working capital ratio, each as defined in the amended line of credit agreement. The line of credit available is also reduced by the amount of letters of credit outstanding which totaled $2,921 at September 30, 2007. As of September 30, 2007, we had no borrowings outstanding under the line of credit and had approximately $15,400 of unused borrowing availability under the line.

Our line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and maintenance of a minimum tangible net worth. The agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the borrowings; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement.

As of September 30, 2007, we were in compliance with the covenants related to our line of credit. We believe that the Company will continue to comply with its restrictive covenants. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable.

10.	Contingencies

In October 2006, two former shareholders of Xypoint Corporation sued the former officers and directors of that corporation for breach of fiduciary duty and violation of certain Washington state securities and consumer protection acts when they approved, and recommended that shareholders approve, the merger of Xypoint into TeleCommunication Systems, Inc. The plaintiffs requested

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

unspecified damages. The merger agreement from 2001 provided that we would indemnify the officers and directors of Xypoint for a period of six years after the merger (ending January 2007) for their actions in approving the merger. In December 2006, the complaint was amended to include TCS as a defendant, as the successor-in-interest to Xypoint Corporation and Windward Acquisition Corporation (our acquisition subsidiary), both extinguished corporations. On May 7, 2007, the Honorable Jeffrey M. Ramsdell of the King County Superior Court (Washington) entered an order dismissing the complaint, with prejudice. On October 19, 2007, the plaintiffs filed an appeal of the dismissal order with the Washington Court of Appeals. We have purchased Directors and Officers insurance policies to cover claims against the former officers and directors of Xypoint and us, and believe that one or both of those insurance policies may cover some or all of the costs of this lawsuit. We intend to continue to defend the appeal vigorously. Although we believe a material loss is remote, we can make no assurances that the outcome will be favorable to us or that the insurance policies will be sufficient to cover the costs incurred or any judgment amounts that may result.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (b) that we expect to realize approximately $88 million of backlog in the next twelve months, (c) that we believe our location-based software is positioned for early adoption by carriers, (d) regarding our belief that we will be able to comply with the restrictive covenants of our credit agreements, (e) that we believe that capitalized software development costs will be recoverable from future gross profits; and (f) regarding the Xypoint shareholders’ suit, that we believe that one or both of our insurance policies may cover some or all of the costs of the lawsuit, that we intend to continue to defend the appeal, and that we believe a material loss is remote, but we can make no assurances that the outcome will be favorable to us. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach and sustain profitability, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) expand our sales and business offerings in the wireless communications industry, (vi) develop software without any errors or defects, (vii) have sufficient capital resources to fund the Company’s operations, (viii) protect our intellectual property rights, (ix) implement our sales and marketing strategy, and (x) successfully integrate the assets and personnel obtained in our acquisitions. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

Critical Accounting Policies and Estimates

The information in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our unaudited consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Our most significant estimates relate to:

•	accounting for our percentage-of-completion and proportional performance contracts involving multiple elements and software,

•	accounts receivable realizability,

•	inventory value,

•	evaluating goodwill for impairment,

•	the realizability and remaining useful lives of long-lived assets, and

•	contingent liabilities.

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

We have identified our most critical accounting policies to be those related to:

•	revenue recognition for our software and other contracts with multiple elements,

•	revenue recognition for our contracts accounted for using the percentage-of-completion and proportional performance methods,

•	capitalized software development costs,

•	acquired intangible assets,

•	goodwill impairment,

•	stock compensation expense, and

•	income taxes.

We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

Overview

Our business is reported across two market segments: (i) the Commercial Segment, which consists principally of enhanced communication services to and from wireless phones, location application software, our E9-1-1 application and other hosted services, and (ii) the Government Segment, which includes the design, development and deployment of information processing and communication systems and related services to government agencies.

In 2007, we sold our Enterprise division assets which were comprised of three operating units that were previously included in our Commercial Segment. Two of the units were subscriber businesses, which sold BlackBerry® services and provided real-time financial market data to wireless device users under annual subscriber contracts in the U.S. and Europe, and wireless data solutions for mobile asset management business. The two subscriber business units were sold effective January 1, 2007 to two different buyers. The third unit provided wireless data solutions for logistics customers, and was sold during May 2007. The operations and cash flows of the business were eliminated from ongoing operations as a result of their sales. Accordingly, the assets, liabilities, and results of operations for the Enterprise assets have been classified as discontinued operations for all periods presented in this Form 10-Q.

On June 25, 2007, we issued $10 million of long-term debt under a bank term loan the proceeds from which were used primarily to retire secured notes issued in March 2006. The March 2006 debt was issued to two institutional lenders: (i) $10 million in aggregate principal amount of secured notes due March 10, 2009, with cash interest at the rate of 14% per annum, or non-cash interest at the rate of 16% per annum, at our option, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. We received net cash proceeds of approximately $9.3 million from this transaction, which were used for general corporate purposes.

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

Indicators of Our Financial and Operating Performance

Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue and gross profit. We derive revenue from the sales of services and systems including recurring monthly service and subscriber fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.

•	Gross profit represents revenue minus direct cost of revenue, including certain non-cash expenses. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, non-cash stock-based compensation, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of systems revenue from our Commercial Segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations. Important sources of our liquidity have been cash generated from our operations, cash raised from debt financing as described below under “Liquidity and Capital Resources”, borrowings under our bank credit agreement, and lease financings secured for the purchase of equipment.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenues outstanding as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments. For information regarding the results of the Enterprise assets, see Discontinued Operations — Enterprise assets below.

Commercial Segment:

	Three Months Ended September 30,		2007 vs. 2006		Nine Months Ended September 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Services revenue	$15.0	$14.2	$0.8	6%	$43.3	$44.8	$(1.5)	(3)%
Systems revenue	4.4	5.4	(1.0)	(19)%	12.5	12.7	(0.2)	(2)%

Commercial segment revenue	19.4	19.6	(0.2)	(1)%	55.8	57.5	(1.7)	(3)%

Direct cost of services revenue	7.4	7.5	(0.1)	(1)%	22.2	23.9	(1.7)	(7)%
Direct cost of systems revenue	1.1	1.8	(0.7)	(39)%	3.8	3.5	0.3	9%

Commercial segment cost of revenue	8.5	9.3	(0.8)	(9)%	26.0	27.5	(1.5)	(5)%

Services gross profit	7.6	6.7	0.9	13%	21.1	20.9	0.2	1%
% of revenue	51%	47%			49%	47%
Systems gross profit	3.3	3.7	(0.4)	(11)%	8.7	9.2	(0.5)	(5)%

% of revenue	75%	69%			70%	72%

Commercial segment gross profit	$10.9	$10.4	$0.5	5%	$29.8	$30.1	$(0.3)	(1)%

% of revenue	56%	53%			53%	52%

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Commercial services revenue increased 6% for the three-month period and decreased 3%, for the nine-month period ended September 30, 2007 versus the comparable periods of 2006.

Our commercial service offerings mainly include our hosted Wireless E9-1-1, Voice over Internet Protocol (VoIP) E9-1-1 service, hosted Position Determining Entity (PDE), and hosted Location Based Service (LBS) applications. Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E-911, PDE, VoIP and hosted LBS service fees are priced based on units served during the period, such as the number of customer cell sites served, the number of connections to Public Service Answering Points (PSAPs), or the number of customer subscribers served. Subscriber service revenue is generated by client software applications such as Rand McNallytm Traffic and StreetFinder®. Maintenance fees on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. Commercial services revenue was $0.8 million higher in the third quarter of 2007 than in the same period of 2006 from increased service connection deployments for our VoIP and E9-1-1 services. Commercial service revenue was $1.5 million lower for the nine-months ended September 30, 2007 than 2006; revenue from increased deployments for our VoIP and other E9-1-1 services was offset by decreases in the average fee received per unit under pricing arrangement with some customers, and the loss of a mid-tier wireless carrier customer in the third quarter of 2006.

The direct cost of commercial services revenue consists primarily of network access, data feed and circuit costs, compensation and benefits, equipment and software maintenance. The direct costs of maintenance revenue consists primarily of compensation and benefits expense. For the three-months ended September 30, 2007, the direct cost of service revenue remained relatively the same as in 2006. The direct cost of services revenue decreased 7% for the nine-months ended September 30, 2007 compared to the same period in 2006. During the 2007 periods, we incurred less labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for VoIP E9-1-1 customers. For both the three- and nine-months ended September 30, 2007, the cost of circuit and other data access costs accounted for approximately 15% of total direct costs of service revenues. Such costs comprised approximately 18% and 16%, respectively, of the total direct costs of our commercial service revenues for the three- and nine-month periods ended September 30, 2006.

Commercial services gross profit was approximately 51% and 47% of commercial services revenue for the three-month period ended September 30, 2007 and 2006, respectively. Gross profit for the nine-months ended September 30, 2007 versus 2006 increased from 47% to 49%. For both comparative periods, the average gross profit increased as a percentage of revenue as a result of improved operating efficiencies.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems incorporating our licensed software for enhanced services, mainly text messaging and location-based services, to wireless network operators. We design our licensed software to ensure that it is compliant with applicable interoperability standards, notably including the GSM/UMTS standards for location-based wireless services that were established in 2005, so that we believe our location based software is positioned for early adoption by carriers.

Licensing fees for our carrier software are generally a function of the software’s level of usage in our customers’ networks. As a carrier’s subscriber base or usage exceeds licensed limits, the carrier must purchase additional capacity under its license agreement, and we receive additional license revenue. Systems revenues often contain multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. We recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered the software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs or labor costs incurred compared to estimated total labor costs for contracts that have a significant component of third-party materials costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Software license fees billed and not recognized as revenue are included in deferred revenue.

Commercial systems revenue was 19% and 2% lower, respectively, for the three- and nine-month periods ended September 30, 2007 than the comparable periods of 2006, due to lower sales of licensed text messaging capacity and the deployment of two customized solutions in the third quarter of 2006 with no comparable sales in 2007.

The direct cost of our commercial systems consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. There is no significant direct cost associated with customer purchases of licensed capacity. During 2007, direct costs of systems included $0.4 million and $1.1 million, respectively, of amortization of software development costs, in the three- and nine-months ended September 30, 2007. In the three- and nine-months ended September 30,

2006, the composition of the direct cost of our systems was about the same except for $0.4 million and $0.9 million, respectively, of amortization of software development costs. The decrease in direct costs of systems for the three-months ended September 30, 2007 reflects the cost of revenue for two customized solutions in the third quarter of 2006 with no comparable activity in 2007.

Our commercial systems gross profit was 75% and 70%, respectively, for the three- and nine-month periods ended September 30, 2007 versus 69% and 72%, respectively, for the comparable periods in 2006. The average gross profit for the nine-month period ended September 30, 2007 decreased as a percentage of revenue as a result of lower sales of licensed software capacity offset by the deployment of two customized solutions in the third quarter of 2006 with no comparable activity in 2007.

Government Segment:

	Three Months				Nine Months
	Ended September 30,		2007 vs. 2006		Ended September 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Services revenue	$7.0	$7.3	$(0.3)	(4)%	$22.2	$21.2	$1.0	5%
Systems revenue	11.2	3.9	7.3	187%	29.0	15.7	13.3	85%

Government segment revenue	18.2	11.2	7.0	63%	51.2	36.9	14.3	39%

Direct cost of services revenue	5.4	5.3	0.1	2%	17.2	15.6	1.6	10%
Direct cost of systems revenue	9.5	2.6	6.9	265%	24.7	9.9	14.8	149%

Government segment cost of revenue	14.9	7.9	7.0	89%	41.9	25.6	16.3	64%

Services gross profit	1.6	2.0	(0.4)	(20)%	5.0	5.6	(0.6)	(11)%
% of revenue	23%	27%			23%	26%
Systems gross profit	1.7	1.2	0.5	42%	4.3	5.7	(1.4)	(25)%

% of revenue	15%	31%			15%	36%

Government segment gross profit	$3.3	$3.2	$0.1	3%	$9.3	$11.3	$(2.0)	(18)%

% of revenue	18%	29%			18%	31%

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

Government services revenue was $7.0 million for the three-months ended September 30, 2007, down from $7.3 million for the third quarter of 2006, due to lower fee-for-service labor and a modest decline in teleport utilization. For the year to date, service revenue of $22.2 million was up from $21.2 million for the comparable period of 2006. The increase in the nine-month period was a result of some special projects for customers in 2007.

Direct cost of government service revenue consists of compensation, benefits and travel incurred in delivering these services, as well as satellite space segment purchased for resale government customers.

Our gross profit from government services was $1.6 million in the three-months ended September 30, 2007 compared to $2.0 million in the same period of 2006. Gross profit was $5.0 million in the nine-months ended September 30, 2007 versus $5.6 million in 2006. Gross profit as a percentage of revenue in the three- and nine-months ended September 30, 2007 decreased as a result of lower average pricing on the renewal of several contracts.

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

Systems sales in our Government Segment were $11.2 million and $29.0 million for the three- and nine-months ended September 30, 2007 compared to $3.9 million and $15.7 million for the three- and nine-months ended September 30, 2006. The increases represent higher sales volume in 2007, resulting mainly from the fulfillment of task orders under the Army Worldwide Satellite Systems (WWSS) 5-year contract vehicle, for which TCS was named one of six vendors in the third quarter of 2006.

The cost of our government systems revenue consists of purchased system components, compensation, benefits, travel, satellite airtime, and the costs of third-party contractors that we engage. These equipment and third-party costs are variable for our various types of products, and margins fluctuate between periods based on the respective product mixes.

Our government systems gross profit was $1.7 million in the third quarter of 2007 versus $1.2 million in 2006, due primarily to higher volume. Gross profit on systems for the nine-months ended September 30, 2007 was $4.3 million versus $5.7 million in the comparable periods of 2006. The decrease for the nine-months was mainly as the result of lower margins on the sales to date under the WWSS contract vehicle versus SwiftLink® sales to other customers.

Major Customers

For the three- and nine-month periods ended September 30, 2007, customers that accounted for 10% or more of total revenue were Verizon Wireless and U.S. Government agencies, measured as a single customer. The loss of either of these customers would have a material adverse impact on our business. Verizon Wireless and various U.S. Government agencies also accounted for 10% or more of total revenue for the three- and nine-months ended September 30, 2006. Verizon Wireless is a customer of our Commercial Segment, and the various U.S. Government agencies are customers of our Government Segment.

Revenue Backlog

As of September 30, 2007 and 2006, we had unfilled orders, or funded contract and total backlog, as follows:

	September 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%

Commercial Segment	$93.9	$50.4	$43.5	86%
Government Segment	46.0	20.8	25.2	121%

Total funded contract backlog	$139.9	$71.2	$68.7	96%

Commercial Segment	$111.5	$50.4	$61.1	121%
Government Segment	141.5	44.2	97.3	220%

Total backlog of orders and commitments, including customer options	$253.0	$94.6	$158.4	167%

Expected to be realized within next 12 months	$88.4	$60.2	$28.2	47%

Funded contract backlog represents contracts for which fiscal year funding has been appropriated by our customers (mainly federal agencies), and for our hosted services is computed by multiplying the most recent month’s recurring revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved. Company backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months Ended				Nine Months
	September 30,		2007 vs. 2006		Ended September 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Research and development expense	$3.3	$3.0	$0.3	10%	$9.7	$9.4	$0.3	3%
% of total revenue	9%	10%			9%	10%

Our research and development expense primarily consists of compensation, benefits, and a proportionate share of facilities and corporate overhead. The costs of developing software products are expensed prior to establishing technological feasibility. Technological feasibility is established for our software products when a detailed program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products, including software hosted in our network operations center. These costs primarily include compensation and benefits. We expense such costs as they are incurred unless technological feasibility has been reached and we believe that the capitalized costs will be recoverable.

The expenses we incur relate mainly to software applications which are being marketed to new and existing customers on a global basis. Throughout the three- and nine-months ended September 30, 2007 and 2006, research and development has been focused on cellular and hosted location-based applications, such as navigation, traffic, point-of-interest finder, wireless and Voice over IP E9-1-1 software, and enhancements to our hosted location-based service platform and to our wireless text messaging software.

For the three- and nine-month periods ended September 30, 2007, we capitalized $0.3 million and $1.2 million, respectively, of research and development costs for certain software projects in accordance with the above policy. We capitalized $0.5 million and $1.3 million of research and development costs in the three-and nine-months ended September 30, 2006. The capitalized costs relate to our software for wireless location-based services. These costs will be amortized on a product-by-product basis using the straight-line method over the products’ estimated useful life, not longer than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

Research and development expenses were higher for the three-month period ended September 30, 2007 versus the comparable period of 2006 as the result of projects at a stage of development requiring capitalization of $0.5 million of location technology research and development related personnel costs in the third quarter of 2006. For the nine-months ended September 30, 2007, research and development expenses were higher than the same period in 2006 as a result of directing less of our pool of developers’ time and resources to customized client projects or projects subject to capitalization, rather than new product development.

Sales and marketing expense:

	Three Months		2007 vs.		Nine Months
	Ended September 30,		2006		Ended September 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Sales and marketing expense	$2.7	$2.8	$(0.1)	(4)%	$9.0	$9.0	$—	—
% of total revenue	7%	9%			8%	10%

Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to the U.S. Government primarily through direct sales professionals. These expenses have declined as a percentage of total revenue, due to reductions in commercial sales management expenditures more than offsetting increased government sales expenditures.

General and administrative expense:

	Three Months				Nine Months		2007 vs.
	Ended September 30,		2007 vs. 2006		Ended September 30,		2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

General and administrative expense	$4.7	$4.3	$0.4	9%	$14.8	$12.6	$2.2	17%
% of total revenue	13%	14%			14%	13%

General and administrative expense consists primarily of costs associated with management, finance, legal, human resources and internal information systems. These costs include compensation,

benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The increase in 2007 spending was due mainly to higher legal fees associated with intellectual property protection, including about $1 million of nonrecurring patent litigation expenses.

Depreciation and amortization of property and equipment:

	Three Months		2007 vs.		Nine Months		2007 vs.
	Ended September 30,		2006		Ended September 30,		2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Depreciation and amortization of property and equipment	$1.5	$1.9	$(0.4)	(21)%	$4.7	$6.2	$(1.5)	(24)%
Average gross cost of property and equipment during the period	$55.7	$51.7			$55.0	$50.9

Depreciation and amortization of property and equipment represents the period costs associated with our investment in computers, telephone equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of our assets generally ranges from 5 years for furniture, fixtures, and leasehold improvements to 3 years for most other types of assets including computers, software, telephone equipment and vehicles. Depreciation expense in the third quarter of 2007 reflects a lower balance of net fixed asset cost than a year ago. As of April 1, 2006, a review of experience with equipment and software used in our service bureau operations led us to adjust their average asset lives from three years to four years. Depreciation expense for the three- and nine-months ended September 30, 2007 was about $0.4 million and $1.2 million, respectively, lower than it would have been if three-year asset lives had been used. Depreciation expense for the three- and nine-months ended September 30, 2006 was about $0.4 million and $0.8 million, respectively, lower than it would have been if three-year asset lives had been used.

Amortization of acquired intangible assets:

	Three Months				Nine Months
	Ended September 30,		2007 vs. 2006		Ended September 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Amortization of acquired intangible assets	$0.1	$0.1	$—	—	$0.1	$0.1	$—	—

The amortization of acquired intangible assets relates to the digital mapping business assets acquired from Kivera, Inc. in 2004, which are being amortized over their useful lives of between three and nineteen years using the greater of the straight-line method or the revenue curve method.

Interest expense:

					Nine
	Three Months				Months
	Ended				Ended
	September 30,		2007 vs. 2006		September 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Interest expense incurred on notes payable and line of credit	$0.2	$0.4	$(0.2)	(50)%	$1.2	$1.0	$0.2	20%
Interest expense incurred on capital lease obligations	0.1	0.1	—	NM	0.2	0.2	—	NM
Amortization of deferred financing fees	0.1	0.1	—	NM	0.3	0.8	(0.5)	(63)%
Amortization of debt discount	—	0.3	(0.3)	(100)%	0.5	0.3	0.2	67%
Write-off of unamortized debt discount and debt issuance expenses	—	—	—	NM	2.4	—	2.4	100%

Total interest and financing expense	$0.4	$0.9	$(0.5)	(56)%	$4.6	$2.3	$2.3	100%

Interest expense is incurred on notes payable, a revolving credit line, and capital lease obligations. Interest on our notes payable dating prior to 2007 is primarily at stated interest rates of 7.75% per annum, and interest on our line of credit borrowing is at the bank’s prime rate, which was 7.75% per annum as of September 30, 2007. On June 25, 2007, we refinanced our $10 million long term debt with a new five year note payable to our principal bank. The borrowing rate under the new note at September 30, 2007, was 8% per annum and the note is repayable in equal monthly installments of $0.2 million plus interest. The funds were used primarily to retire the March 2006 secured notes (2006 Notes). This refinancing resulted in the $2.4 million write-off of unamortized debt discount and debt issuance expenses in the second quarter of 2007.

In March 2006, we issued $10 million of secured notes (2006 Notes), with cash interest at the rate of 14% per annum, along with warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share (2006 Warrants.) In December 2006, we borrowed $5 million under 3 year notes secured by accounts receivable of one customer.

Our bank line of credit expires in June 2010, and our maximum line of credit is $22 million, subject to borrowing base limitations and working capital metrics. There were no borrowings outstanding under our line of credit at September 30, 2007.

Cash interest expense on notes payable in the third quarter of 2007 was lower than in the third quarter of 2006 due to the refinancing of our $10 million long term debt in the second quarter of 2007, and lower average net borrowings. The interest for the nine-month period ending September 30, 2007 was higher than the same period in 2006 due mainly to the effect of the higher priced March 2006 debt while it was outstanding. The interest cost of capital lease financings was about the same in both periods.

Deferred financing fees relate to the up-front expenditures at the time of contracting for notes payable and our revolving line of credit facility, which are being amortized over the term of the note or the life of the facility. Amortization expense in 2006 includes $0.4 million associated with the 2006 Notes which were written off in the second quarter of 2007 upon their early retirement.

The amortization of debt discount relates to the 2006 Warrants as well as adjustment to the terms of warrants issued in connection with 2004 financings. The value of the 2006 Warrants was estimated to be $2.9 million, determined using the Black-Scholes option-pricing model, which was recorded as a debt discount and additional paid-in capital in 2004. The value of the adjustments to the 2004 Warrants was estimated to be $0.6 million using the Black-Scholes option-pricing model, which was recorded as a debt discount and additional paid-in capital in the first quarter of 2006. The total debt discount at issuance was being amortized to interest expense over the three year life of the 2006 Notes, yielding an effective interest rate of 15.2%. The remaining balance of unamortized debt discount was fully expensed upon the retirement of those notes in the second quarter of 2007.

Other income/(expense), net:

Other income/(expense), net consists primarily of foreign currency translation/transaction gain or loss, which is dependent on fluctuations in international exchange rates. The other components of other income/(expense), net are not significant.

Income taxes:

Because we have generated significant net operating losses since 1999, no provision for federal or state income taxes has been made for the three- or nine-months ended September 30, 2007 or any portion of 2006. We have recorded a full valuation allowance for deferred tax assets as a result of the uncertainty regarding our ability to fully realize our net operating loss carry-forwards and other deferred tax assets.

Discontinued Operations — Enterprise assets

In 2007, we sold our Enterprise division assets which we acquired from Aether Systems, Inc. in 2004. Effective January 1, 2007, the Company sold two of its three Enterprise units, carried as discontinued operations, to strategic buyers for unregistered stock in the acquiring companies and earn-out arrangements. The Mobile Finance unit, including its U.S. and European operations, was sold to Stockgroup Information Systems, Inc. for 1.5 million shares of unregistered stock. Assets of the Mobile Office unit, doing business as mobeo®, was acquired by MobilePro Corporation for 9 million shares of unregistered stock. During May 2007, the remaining Mobile Asset Management unit, which provides package and vehicle tracking solutions, was sold to TPA Acquisition Corporation for $4.0 million in cash, a $1.0 million 18-month note, and $0.2 million of equity in TPA Acquisition, now doing business as AirVersent, Inc.

The following table presents income statement data for the Enterprise operations:

	Three Months				Nine Months
	Ended September 30,		2007 vs. 2006		Ended September 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Enterprise revenue	$—	$6.0	$(6.0)	NM	$5.6	$17.0	$(11.4)	NM

Enterprise gross profit	—	0.9	(0.9)	NM	0.9	2.7	(1.8)	NM

Enterprise operating income and (expenses), net	0.1	(15.4)	15.5	NM	(1.1)	(21.6)	22.7	NM

Income/(loss) from discontinued operations	$0.1	$(14.5)	$14.6	NM	$(0.2)	$(18.9)	$18.7	NM

The nine-months 2007 revenue and operating income and expenses include only Mobile Asset Management division operations through May 21, 2007. The nine-months 2006 operating results included the revenue and costs of the two subscriber-based divisions that were sold effective January 1, 2007 and the Mobile Asset Management division that was sold in May 2007. Other income in the third quarter of 2007 represents the estimated earn-out payments under our subscriber unit divestiture agreements.

Net loss:

	Three Months				Nine Months
	Ended September 30,		2007 vs. 2006		Ended September 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%	2007	2006	$	%

Net income/(loss)	$1.8	$(13.7)	$15.5	113%	$(3.7)	$(17.0)	$13.3	78%

The third quarter 2007 net income and the lower net loss for the nine-months ended September 30, 2007, versus the losses in the comparable periods of 2006, are due primarily to the absence of the effect of discontinued operations, including a $13 million goodwill impairment charge in the third quarter of 2006, as well as the other changes in operating profitability and net financing cost detailed above.

Liquidity and Capital Resources

	Nine Months
	Ended
	September 30,		2007 vs. 2006
($ in millions)	2007	2006	$	%

Net cash and cash equivalents provided by/(used in):
Continuing operations
Income/(loss)	$(3.5)	$1.9	$(5.4)	(284)%
Non-cash charges	12.2	10.7	1.5	14%
Net changes in working capital including changes in other assets	(3.1)	(3.6)	0.5	14%

Operating activities	5.6	9.0	(3.4)	(38)%
Purchases of property and equipment	(1.9)	(2.0)	0.1	5%
Capitalized software development costs	(1.2)	(1.3)	0.1	8%
Proceeds from new borrowings	10.0	11.0	(1.0)	(9)%
Other financing activities	(9.0)	(7.4)	(1.6)	(22)%

Cash provided by continuing operations	3.5	9.3	(5.8)	(62)%
Discontinued operations
Operating activities	(3.3)	(7.0)	3.7	53%
Investing activities	4.0	(0.9)	4.9	544%

Cash provided by/(used in) discontinued operations	0.7	(7.9)	8.6	109%
Net increase in cash	$4.2	$1.4	$2.8	200%

Days revenue outstanding in accounts receivable, including unbilled receivables	85	82

We have funded our operations, acquisitions, and capital expenditures primarily using cash from our operations as well as the net proceeds from leasing and term debt.

Cash generated by continuing operating activities totaled $5.6 million in the first nine-months of 2007, including $8.7 million of earnings before interest, taxes, depreciation and amortization (EBITDA), and a net decrease in working capital. Discontinued operations generated $4.0 million from the sale of assets and used $3.3 million for operations in the first nine-months of 2007, versus a use of $7.9 million of cash in the first nine months of 2006.

Cash was invested in fixed asset additions and capitalized software development projects totaling $3.1 million for the nine-months ended September 30, 2007. Significant financing activities in the first half of 2007 included $10 million of new term debt raised in the second quarter, offset by net debt repayments totaling approximately $14.5 million.

On June 25, 2007, we refinanced $10 million of long term debt with a five year bank term loan. The borrowing rate under the new term loan at September 30, 2007, was 8% per annum and the note is repayable in equal monthly installments of $0.2 million plus interest. The funds were used primarily to retire the March 2006 secured notes. In March 2006, we issued (i) $10 million of secured notes due March 10, 2009, with cash interest at 14% per annum, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. Also, some warrants that we had previously issued in 2004 contained provisions which required an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of 2006 Warrants. The resulting carrying value of the debt at issuance was $6.5 million, net of the original discount of $3.5 million which was amortized to interest expense over its three-year term using the effective interest method, yielding an effective interest rate of 15.2%. The remaining unamortized debt discount and deferred debt issuance expenses of $2.4 million were written off in the second quarter of 2007 as a result of early retirement of the March 2006 note. In December 2006, we issued a $5 million three year term note secured by accounts receivable of one customer.

We have a $22 million revolving credit line with our principal bank through June 2010. Upon amendment of our agreement with the bank in the second quarter of 2007, the borrowing rate was reduced to the bank’s prime rate, which was 7.75% per annum at September 30, 2007. Borrowings at any time are limited based mainly on accounts receivable levels and a working capital ratio, each as defined in the amended line of credit agreement. The line of credit available is also reduced by the amount of letters of credit outstanding, which was $2.9 million at September 30, 2007. As of September 30, 2007 we had no borrowings outstanding under our bank line of credit and had approximately $15.4 million of unused borrowing availability under the line.

Our line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio; as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth as described below. The bank credit agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the bank credit agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable. As of September 30, 2007, we were in compliance with the covenants related to our line of credit and we believe that the Company will continue to comply with these covenants.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We also have borrowing capacity available to us in the form of capital leases as well as a line of credit arrangement with our bank which expires in June 2010. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business, but can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had standby letters of credit issued on our behalf of approximately $2.9 million, principally pursuant to a contracting requirement for our Government segment’s City of Baltimore services contract.

Contractual Commitments

As of September 30, 2007, our most significant commitments consisted of term debt, obligations under capital leases and non-cancelable operating leases. We lease certain computer equipment and furniture under capital leases. We lease office space and equipment under non-cancelable operating leases. As of September 30, 2007 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total

Term notes payable	$4.7	$7.4	$4.0	—	$16.1
Capital lease obligations	2.1	1.5	0.2	—	3.8
Operating leases	3.3	4.1	0.6	0.1	8.1

Total contractual commitments	$10.1	$13.0	$4.8	$0.1	$28.0

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2006 Annual Report on Form 10-K.

Foreign Currency Risk

For the three- and nine-month periods ended September 30, 2007, we generated $1.2 million and $4.1 million of revenue, respectively, outside the U.S., mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of September 30, 2007, we had no material billed accounts receivable that were denominated in foreign currencies and would be exposed to foreign currency exchange risk. During 2007, our average receivables subject to foreign currency exchange risk were $0.1 million. We have not had a material balance of unbilled receivables denominated in foreign currency at any point in 2007. We have recorded immaterial transaction losses of foreign currency denominated deferred revenue for the three-months ended September 30, 2007 and $0.1 million for nine-months ended September 30, 2007.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2007.

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

On July 12, 2006, we filed suit in the U.S. District Court for the Eastern District of Virginia against Sybase 365 (formerly known as Mobile 365) and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience. We resolved the matter with regard to WiderThan Americas, and during the second quarter we received a favorable jury decision that Sybase 365 infringed the claims of our patent. The jury awarded us a one-time monetary payment of $12.1 million for past damages which represents a 12% royalty. The jury also found Sybase 365’s infringement willful and upheld the validity of the patent. Both the jury’s monetary findings and the outcome of the finding of willfulness remain subject to post trial motions, which we expect to be decided later this year. After the judge rules on the post trial motions, either side may appeal to the U.S. Court of Appeals for the Federal Circuit. No revenue has been recorded pending the outcome of appeals and possible settlements.

In October 2006, two former shareholders of Xypoint Corporation sued the former officers and directors of that corporation for breach of fiduciary duty and violation of certain Washington state securities and consumer protection acts when they approved, and recommended that shareholders approve, the merger of Xypoint into TeleCommunication Systems, Inc. The plaintiffs requested unspecified damages. The merger agreement from 2001 provided that we would indemnify the officers and directors of Xypoint for a period of six years after the merger (ending January 2007) for their actions in approving the merger. In December 2006, the complaint was amended to include TCS as a defendant, as the successor-in-interest to Xypoint Corporation and Windward Acquisition Corporation (our acquisition subsidiary), both extinguished corporations. On May 7, 2007, the Honorable Jeffrey M. Ramsdell of the King County Superior Court (Washington) entered an order dismissing the complaint, with prejudice. On October 19, 2007, the plaintiffs filed an appeal of the dismissal order with the Washington Court of Appeals. We have purchased Directors and Officers insurance policies to cover claims against the former officers and directors of Xypoint and us, and believe that one or both of those insurance policies may cover some or all of the costs of this lawsuit. We intend to continue to defend the appeal vigorously. Although we believe a material loss is remote, we can make no assurances that the outcome will be favorable to us or that the insurance policies will be sufficient to cover the costs incurred or any judgment amounts that may result.

Item 1A.	Risk Factors

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our 2006 Annual Report on Form 10-K. The following disclosure is added the section titled “Risk Related to Our Business”:

Our definition of “backlog” may not be the same as our competitors and there can be no assurances that the backlog will be realized.

Backlog represents an estimate of expected future revenue at any given point in time. Funded contract backlog represents contracts for which fiscal year funding has been appropriated by our customers (mainly federal agencies), and for our hosted services is computed by multiplying the most recent month’s recurring revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved. Our competitors may not define backlog in the same manner and a comparison to competitors’ backlog may not be meaningful.

Our backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period may not necessarily be meaningful and may not be indicative of eventual actual revenue.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of November 2007.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé	Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 7, 2007

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 7, 2007