Form 10-K
period 2007-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2008-03-05
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act):  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the Class A Common Stock held by non-affiliates, as reported on the NASDAQ Global Market, was approximately $166,917,421.*

As of January 31, 2008 there were 34,962,487 shares of Class A Common Stock and 7,301,334 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders	Part III

* Excludes 1,437,292 shares of Class A Common Stock and 7,425,672 shares of Class B Common Stock deemed to be held by stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2007. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

i

Cautionary Note Concerning Factors That May Affect Future Results

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Annual Report on Form 10-K include, but are not limited to statements that

(i) we are well positioned to address the evolving integration needs of our clients through our expertise in messaging and location determination;,

(ii) we are developing relationships with communication infrastructure providers and we intend to expand our domestic and international carrier base,

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

(v) both the number of users and messages per individual are projected to increase significantly,

(vi) we will continue to develop network software for wireless carriers that operate on all major types of networks;

(vii) we will continue to leverage our knowledge of complex call control technology to unlock valuable information and expand the range of capabilities that the technology can accomplish for our customers,

(viii) we will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications,

(ix) we intend to continue to selectively pursue acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base,

(x) the Broadband Global Area Network upgrade of the Inmarsat satellite constellation expands our opportunity for SwiftLink sales volume;

(xi) we believe our expertise in wireless E9-1-1, location and messaging services, and secure satellite communications can be leveraged into the Federal agencies;

(xii) we are continuing to enhance our deployable communication systems product line to take advantage of the evolving environment of satellite communications;

(xiii) we believe that our company enjoys a competitive advantage because of its secure teleport and integration capabilities along with deployable systems as a bundled offering;

(xiv) federal agencies, as well as state and local governments, are increasingly contracting with specialist teams for functions such as network management, and for long-term projects such as software development and systems integration,

(xv) we expect to realize $84.6 million of backlog within the next twelve months;

(xvi) the bases on which we expect to continue to compete;

(xvii) we believe we have sufficient capital resources to meet our anticipated cash operating expenses, working capital and capital expenditure and debt services needs for the next twelve months,

(xviii) that we believe our capitalized research and development expense will be recoverable from future gross profits generated by the related products,

(xix) we believe our intellectual property assets are valuable and may realized revenue from patent infringement claims;

(xx) the WWSS contract is expected to contribute to significant sales growth,

(xxi) expectations about the amount of future non-cash stock compensation, and

(xxii) statements about financial covenants related to our loan agreements.

Other such statements include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach recurring annual profitability as early as anticipated or at all, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) develop software without any errors or defects, (vi) protect our intellectual property rights, (vii) implement our business strategy, (viii) realize backlog, and (ix) achieve continued revenue growth in the foreseeable future in certain of our business lines. This list should not be considered exhaustive.

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

Item 1.
Business

Overview

TeleCommunication Systems, Inc. develops and applies highly reliable wireless data communications technology, with emphasis on text messaging, location-based services including enhanced 9-1-1 (E9-1-1) for wireless carriers and Voice over Internet Protocol (VoIP) service providers, and secure satellite-based communication solutions for government customers.

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

Our business is conducted through two operating segments, Commercial (52% of 2007 revenue) and Government (48% of 2007 revenue). See discussion of segment reporting in Note 20 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K for additional segment information.

Commercial Segment:  Our carrier software system products enable wireless carriers to deliver short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. We provide E9-1-1 services, commercial location-based services, and inter-carrier text message distribution services on a hosted, or service bureau basis, that is, customers use our software functionality through connections to and from our network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or message volume. As of December 31, 2007, we provide hosted services under contracts with wireless carrier networks, as well as VoIP service providers. We also earn subscriber revenue through wireless applications including our Rand McNally® Traffic application which is available via all major U.S. wireless carriers. We earn carrier software-based systems revenue through the sale of licenses, deployment and customization fees and maintenance fees. Pricing is generally based on the volume of capacity purchased from us by the carrier. As of December 31, 2007, we had deployed 98 of our software systems in use by wireless carrier networks around the world, including those of Verizon Wireless, Telefonica and its affiliate Vivo, Alltel, and Hutchison Whampoa’s “3” brand third generation networks. We also provide carrier technology on a hosted or service bureau basis.

Government Segment:  Since our founding in 1987 we have provided communication systems integration, information technology services, and software solutions to the U.S. Department of Defense and other government customers. We also own and operate secure satellite teleport facilities, and resell access to satellite airtime (known as space segment.) We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink® deployable communication systems which incorporate high speed, satellite, and internet protocol technology. More than 1,000 of our SwiftLink® deployable communication systems are in use for security, defense, and law enforcement around the world. We believe that our ability to provide teleport, deployable device, and integration capability from a single source is uniquely compelling.

We currently have more than 50 patents, primarily for wireless messaging and location technology, and approximately 190 patent applications pending. We employ approximately 500 people.

SwiftLink®, Xypoint®, Enabling Convergent Technologies®, and Wireless Internet Gatewaytm are trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Annual Report on Form 10-K also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.

I.	Commercial Segment:

We provide software, related systems, hosted services, maintenance and related services to wireless carriers, Voice Over IP service providers, and users of electronic map and related location-based technology, based on our portfolio of patented intellectual property.

A.	Commercial Product and Service Offerings

1. Commercial services. We own and lease network operation centers that host software for which customers make recurring monthly usage payments. Our hosted offerings include wireless and Voice over IP E9-1-1, and commercial location-based applications. Through wireless carriers, we sell subscriptions to services using our client software applications such as navigation, traffic, and points of interest, sometimes in collaboration with owners of brand names such as Rand McNally®.

a. Hosted Location-Based Services, including E9-1-1. Our E9-1-1 service bureau works with wireless carriers and local emergency services in compliance with the Federal Communication Commission requirements. When a wireless subscriber covered by this service makes a 9-1-1 call from his or her wireless phone, the software (1) identifies the call as an emergency call, (2) accesses the handset’s location information from the wireless network (either imprecise or precise), (3) routes the call to the appropriate public safety jurisdiction, (4) translates the information into a user friendly format, and (5) transmits the data to the local emergency service call center. Our E9-1-1 service operates on a platform that resides at our network operations center in Seattle, Washington with data center redundancy in Phoenix, Arizona. As of December 31, 2007, we are under contract to provide E9-1-1 services to wireless carriers, including Verizon and AT&T Wireless. We are also under contract to provide E9-1-1 service to 13 Voice over IP service providers, including Vonage and Level 3.

b. Customer subscriptions to application-based services such as Navigation, Traffic and Points-of-Interest. TCS’ strategy is to have a suite of location-based applications that carrier subscribers may select and for which they pay recurring monthly fees. TCS has launched its real-time traffic application downloadable mobile applications that deliver easy access to maps, directions and directory listings for the entire

United States, and its navigation applications on multiple networks. Variations of all applications are sold under the Rand McNally® brand as well as carrier or other brands.

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

2. Commercial Licensed Software-based Systems: We design and develop software products for wireless carrier and enterprise networks that enable the delivery of secure and personalized content, services, and transactions to wireless devices. We design our software using industry standards for easy implementation, customization, and interoperability with other network components. Most of our commercial software is now designed and delivered together with third-party software and related hardware, which is integrated into new and existing networks by our engineers. Our commercial software-based system offerings include:

a. Xypoint® Location Platform (XLP) and Applications for Location-based Services: Our Xypoint® Location Platform system interacts with the wireless network to extract location information (the “X/Y” coordinates) of the user’s device. In order to determine a user’s location with sufficient precision for public safety compliance and for commercial location-based applications, our technology interacts with network triangulation software which some carriers have added to cell towers and switches in the network; it can also work with networks that have incorporated Assisted GPS systems that use Global Positioning System (GPS) chips in user handsets. We have been a leader in developing the location platform standard called Secure User Plane for Location (SUPL) and incorporated the technology in our product. Our platform also provides privacy controls so that the wireless device user controls access to the user’s location information. The “X/Y” information extracted from networks by our XLP is used by application software including E9-1-1, driving directions, identification of locations near the end user (such as gas stations, restaurants, or hotels), and locating other network subscribers near the user’s current position.

b. Short Message Service Center and Wireless Intelligent Gateway. Our Short Message Service Center software enables users to send and receive text or data messages to and from wireless devices. The Wireless Intelligent Gateway is a portal for two-way data communication between users of wireless networks and the Internet. The Gateway allows users to customize the services they receive on wireless devices by setting up a user profile through a single Internet-based procedure. Wireless carriers can access these user profiles and usage data to gain a better understanding of customer behavior. The Wireless Messaging Gateway allows additional wireless applications to be added as desired, as well as personalization, instant messaging and spam-blocking capabilities that can be independently customized by the end-user. It can interoperate with our location-based service platform and applications.

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

The FCC’s E9-1-1 Mandates. We are one of the two leading providers of E9-1-1 service to wireless and VoIP service providers in the U.S. The ability to call for help or communicate with family members in need is the primary reason many people cite for having a wireless phone. A key to enhancing personal safety through a cell phone is the availability of E9-1-1 wireless capabilities. In 1996, the Federal Communications Commission (FCC) mandated the adoption of E9-1-1 technology by wireless carriers. In June 2005, the FCC ordered providers of interconnected VoIP service to provide E9-1-1 services to all of their customers as a standard feature of the service, rather than as an optional enhancement. The FCC requires wireless carriers to issue quarterly reports as to their progress and compliance with FCC-mandated deployment schedules. We are under long-term contracts, usually three to five years, with 41 wireless and 13 VoIP service providers, including all of the four largest wireless carriers in the United States.

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

Growing Use of Commercial Location-Based Wireless Services (LBS). A driver of wireless communications growth is the delivery of timely, highly specialized, interactive and location-specific information. Technology incorporated in a growing number of networks and handsets now enables determination of the handset’s location with sufficient precision to allow useful applications beyond public safety’s E9-1-1. Wireless users benefit from the ability to receive highly customized location-specific information in response to their queries or via targeted opt-in content delivered to the wireless device. Enterprises benefit from wireless location technology by utilizing routing and tracking applications for their mobile field forces. Our software provides wireless location solutions to mobile operators today through our Xypoint® Location Platform (XLP.) This technology is being used, via interconnection with XLP systems hosted in our company’s network operations, by Sprint in the U.S. and Iusacell in Mexico. Our XLP in-network system customers include Alltel, Hutchison Whampoa’s “3”tm networks, and Telefonica’s Vivo network in Brazil.

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

The key elements of our commercial strategy are to:

•	Focus our Software and Integration Resources on Evolving Carrier Network Capabilities. Mobile operators and the federal government increasingly seek integrated solutions that can harness both messaging capabilities of networks and location information of end-users. We are well positioned to address the evolving integration needs of our commercial and government clients through our demonstrated expertise in both messaging and location determination. Mobile operators have made large capital expenditure investments in infrastructure for wireless data and location determination technologies. While originally envisioned as separate technologies, messaging and location determination technologies can be integrated to provide value-added services and applications for the operators’ end-users.

•	Expand Our Sales and Marketing Relationships. We are developing relationships with communication infrastructure providers in order to expand our sales channels for our carrier software products and services. We have historically leveraged our strategic relationships with original equipment manufacturers to market our Commercial Segment products to wireless carriers worldwide. We are adding partnerships for our location technologies.

•	Grow Our Wireless Carrier and Voice Over IP Customer Base. We now serve or are under contract with 61 wireless carrier networks in 16 countries, and with 13 VoIP service providers. We intend to expand our domestic and international carrier base by capitalizing on our relationships with original equipment manufacturers and establish new distribution partnerships and by expanding our own sales and marketing initiatives. We will continue to develop network software for wireless carriers that operate on all major types of networks.

•	Leverage Our Expertise in Accessing Information Stored Inside Wireless Networks. We will continue to leverage our knowledge of complex call control technology, including Signaling System 7 and Internet Protocol standards, to unlock valuable information such as user location, device on/off status, and billing and transaction records that reside inside wireless networks and are difficult to retrieve and utilize. Using this information, we intend to expand the range of capabilities that wireless data technology can accomplish for our customers.

•	Develop and Enhance Our Technology. We will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications. As of January 1, 2008, our staff included approximately 260 personnel with technical expertise in wireless network, client software development, hosted wireless operations, satellite-based communication technology and integrated network solutions. We also have research and development relationships with wireless handset manufacturers, wireless carriers, and content and electronic commerce providers. Our Xypoint® platform architecture efficiently integrates our presence, location, call control and messaging technology, resulting in reduced costs, increased reliability, more efficient deployments, compatibility with our existing products and a migration path to third-generation services.

•	Pursue Select Acquisitions. We intend to continue to selectively pursue acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base.

II. Government Segment:

We provide secure, deployable communication systems, and engineering and technical services, with emphasis on satellite-based communication technology, to agencies of the U.S. Departments of Defense, State, Justice, Homeland Security, as well as the City of Baltimore and other government customers.

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

Government Outsourcing of Network and Telecom Technical Functions. Federal agencies, as well as state and local governments, are increasingly contracting with specialist teams for functions such as network management, and for long-term projects such as software development and systems integration. Since the founding of our Company, we have built relationships with federal agencies, including the Special Operations

Command and the FBI, as well as the State of Maryland and the City of Baltimore. Since early 2004, we have made it a management priority to aggressively expand our base of long-term service contract engagements. We have added experienced sales personnel and enhanced our relationships with systems integrators and specialist vendors such as SAP America, Inc. to expand our penetration of the government service market.

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

Customers

Commercial Segment. Our commercial customers include wireless telecommunications carriers in the United States and foreign countries, either directly or through our channel partners. We provide licensed software-based systems, and hosted service bureau offerings in our Commercial Segment to carriers around the world. Our wireless carrier customers include Verizon Wireless (20% of total 2007 revenue from continuing operations), AT&T Wireless, Sprint, and the Hutchison Whampoa third generation “3” brand networks. Customers for our Voice Over IP E9-1-1 services include Vonage and Level 3. Our sales efforts target wireless and Voice over IP service providers around the world.

Government Segment. Our major Government Segment customers include units of the U.S. Departments of Defense, Justice, Homeland Security, and State, the General Services Administration, the City of Baltimore, and Northrop Grumman. In the aggregate, U.S. federal government entities accounted for 37% of total 2007 revenue from continuing operations.

Backlog

As of December 31, 2007 and 2006, we had unfilled orders, or funded contract and total backlog, as follows:

	December 31,		2007 vs. 2006
($ in millions)	2007	2006	$	%

Commercial Segment	$93.9	$42.8	$51.1	119%
Government Segment	36.7	18.5	18.2	98%

Total funded contract backlog	$130.6	$61.3	$69.3	113%

Commercial Segment	$103.4	$42.8	$60.6	142%
Government Segment	128.8	40.9	87.9	215%

Total backlog of orders and commitments, including customer options	$232.2	$83.7	$148.5	177%

Expected to be realized within next 12 months	$84.6	$51.3	$33.3	65%

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

Sales and Marketing

We sell our products and services through our direct sales force and through indirect channels. Our direct sales force consists of approximately 20 professionals in the U.S. and Europe. We have also historically leveraged our relationships with original equipment manufacturers (OEMs) to market our commercial systems to wireless carrier customers. These indirect sales relationships include Alcatel Lucent, Nortel, Motorola and Qualcomm. During the indirect sales process, as well as during installation and maintenance, we have extensive direct contact with prospective carrier customers.

We are pre-qualified as an approved vendor for some government contracts, and some of our products and services are available to government customers via the General Services Administration’s Information Technology Schedule 70, and the Worldwide Satellite Services (WWSS) and the Space and Naval Warfare Foreign Military Sales (SPAWAR FMS) contract vehicles. We collaborate in sales efforts under various arrangements with integrators including General Dynamics and SAP America, Inc. Our marketing efforts also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.

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

Our current and potential competitors include:

•	Commercial Segment. West Corporation’s Intrado subsidiary; Ericsson; Openwave; Acision, Huawei Technologies, Comverse Technology Inc.

•	Government Segment. Computer Sciences Corporation; Electronic Data Systems Corporation; Northrop Grumman; DataPath; Tactical Communications, a division of Sierra Nevada Corporation; Globecomm Systems, Inc.

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

Research and Development

Our success depends on a number of factors, which include, among other items, our ability to identify and respond to emerging technological trends in our target markets, to develop and maintain competitive products, to enhance our existing products by adding features and functionality that differentiate the products from those of our competitors, and to bring products to market on a timely basis and at competitive prices. As of January 1, 2008, our overall staff included approximately 260 professionals with technical expertise in wireless network, client software development and satellite-based communication technology. Since 1996, we have made substantial investments in wireless technology research and development, most of which has been devoted to the development of carrier and enterprise network software products and services. We are primarily focusing our current research and development investments in cellular location-based technology, including E9-1-1 technology. We actively support existing telecommunications standards and promote new telecommunications standards in order to expand the market for wireless data. We actively participate in wireless standards-setting organizations including the Open Mobile Alliance, and we are represented on the Board of Directors for the E9-1-1 Institute. In 1996, we co-founded the Intelligent Network Forum, an organization dedicated to expanding the role of intelligent networks in telecommunications. As part of our strategy to expand the role of short messaging, we co-founded the Short Message Peer-to-Peer Forum in 1999. For the years ended December 31, 2007, 2006, and 2005, our research and development expense in continuing operations was $13.1 million, $12.6 million, and $13.9 million, respectively.

Certain of our government customers contract with us from time to time to conduct research on telecommunications software, equipment and systems.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, service mark, and trade secret laws and restrictions to establish and protect certain proprietary rights in our products and services.

We currently hold more than 50 issued patents relating to wireless text messaging, inter-carrier messaging, number portability, and GPS ephemeris data, emergency public safety data routing and electronic commerce. We have filed approximately 190 additional patent applications for certain apparatus and processes we believe we have invented to enable key features of the location services, wireless text alerts, Short Message Service Center, mobile-originated data and E9-1-1 network software. There is no assurance that these patent applications will result in a patent being issued by the U.S. Patent and Trademark Office or other patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. Additionally, foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed.

Under our development agreement with Alcatel Lucent, we developed our Short Message Service Center software in 1996. Under the development agreement, we share ownership rights in this software application with Alcatel Lucent. The scope of each party’s ownership interest is subject to each party’s various underlying ownership rights in intellectual property and also to confidential information contributed to the applications, and is subject to challenge by either party.

As a member of various industry standard-setting forums, we have agreed to license certain of our intellectual property to other members on fair and reasonable terms to the extent that the license is required to develop non-infringing products under the specifications promulgated by those forums.

Employees

As of December 31, 2007, we had 500 employees, of which 491 were full-time and 9 were part-time. We believe relations with our employees are good. None of our employees is represented by a union.

Geographical Information

During 2007, 2006, and 2005, total revenue generated from products and services of our continuing operations in the U.S. were $138.6 million, $117.6 million, and $95.3 million, respectively, and total revenue generated from products and services outside of the U.S. from our continuing operations were $5.6 million, $7.3 million, and $6.9 million, respectively. As of December 31, 2007, 2006, and 2005, essentially all of the long-lived assets of our continuing operations were located in the U.S.

During 2007, 2006, and 2005, total revenue generated from products and services of our discontinued Enterprise division in the U.S. were $5.6 million, $22.1 million, and $23.1 million, respectively.

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

Our business strategy is based on the assumption that the market demand, the number of customers, the amount of information they want to receive and the number of services we offer will all increase. We must continue to develop and expand our systems and operations to accommodate this growth. The expansion and adaptation of our systems operations requires substantial financial, operational and management resources. Due to the limited deployment of our services to date, the ability of our systems and operations to connect and manage a substantially larger number of customers while maintaining superior performance is unknown. Any failure on our part to develop and maintain our wireless data services as we experience rapid growth could significantly reduce demand for our services and materially adversely affect our revenue. Also, if we incorrectly predict the market areas that will grow significantly, we could expend significant resources that could have been expended on other areas that do show significant growth.

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

To date, the largest customers for our product and service offerings in terms of revenue generated have been AT&T Wireless, Sprint, Hutchison 3G, Verizon Wireless, and the U.S. government. For the fiscal year ended December 31, 2007, each of Verizon Wireless and the U.S. government accounted for 10% or more of our total revenue. For the years ended December 31, 2006 and 2005, each of Verizon Wireless, AT&T Wireless (formerly known as Cingular Wireless), and the U.S. government accounted for 10% or more of our total revenue. We expect to generate a significant portion of our total revenue from these customers for the foreseeable future. For the year ended December 31, 2007, the largest customers for our Commercial Segment were Verizon Wireless and AT&T Wireless, and the largest customers for our Government Segment were various U.S. government agencies.

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

Our line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio; as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth. The agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the bank credit agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement. We believe that we will continue to comply with our restrictive covenants under our debt agreements. If our performance does not result in compliance with any of the restrictive covenants, or if our line of credit agreement lender seeks to exercise its rights under the subjective acceleration clause referred to above, we would seek to further modify our financing arrangements, but there can be no assurance that our debt holders would not exercise their rights and remedies under their agreements with us, including declaring all outstanding debt due and payable.

Our short-term investments are subject to market fluctuations which may affect our liquidity.

Although we have not experienced any losses on our cash, cash equivalents, and short-term investments, declines in the market values of these investments in the future could have an adverse impact on our financial condition and operating results. Historically, we have invested in AAA rated money market funds meeting certain criteria. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be directly or indirectly impacted by the U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets causing credit and liquidity issues. If an issuer defaults on its obligations, or its credit ratings are negatively affected by liquidity, losses or other factors, the value of our cash equivalents and short-term investments could decline and could have an adverse impact on our liquidity and financial condition.

Variations in quarterly operating results due to factors such as changes in demand for our products and changes in our mix of revenues and costs may cause our Class A common stock price to decline.

Our quarterly revenue and operating results are difficult to predict and are likely to fluctuate from quarter-to-quarter. For example, 2007 revenues of our Government Segment were higher in the second half of the year than in the first half, whereas its 2006 revenues were higher in the first half of the year than in the second. In 2005, revenues from our Government Segment were significantly higher in the second half of the year than in the first half. In addition, we generally derive a significant portion of wireless carrier license revenue in our

Commercial Segment from initial license fees. The initial license fees that we receive in a particular quarter may vary significantly. As these projects begin and end, quarterly results may vary. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our Class A common stock. Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the market price of our stock may fall.

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

Sales to various agencies of the U.S. government accounted for approximately 37% of our total revenue for the fiscal year ended December 31, 2007, all of which was attributable to our Government Segment. Our ability to earn revenue from sales to the U.S. government can be affected by numerous factors outside of our control including:

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

The widespread adoption of open industry standards such as the Secure User Plane for Location (SUPL) specifications may make it easier for new market entrants and existing competitors to introduce products that compete with our software products. Because our Commercial Segment is part of an emerging market, we cannot identify or predict which new competitors may enter the mobile location services industry in the future.

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

A significant portion of our revenue is generated from long-term customer contracts that pay certain fees on a month-to-month basis. While we currently believe that these revenue streams will continue, renegotiation of the contract terms, early termination or non-renewal of material contracts could cause our recurring revenues to be lower than expected and any growth depends on maintaining relationships with these important customers and on developing other customers and distribution channels.

We cannot guarantee that our estimated contract backlog will result in actual revenue.

As of December 31, 2007, our estimated contract backlog totaled approximately $232.2 million, of which approximately $130.6 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change, the program could be canceled, a contract could be reduced, modified or terminated early, or an option that we had assumed would be exercised not being exercised. Further, while many of our federal government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract value will be recognized as revenue.

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

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our clients. As we secure more work under our contract vehicles such as the WWSS agreement, we expect to require an increasing level of support from subcontractors that provide complementary and supplementary products and services to our offerings. Depending on labor market conditions, we may not be able to identify, hire and retain sufficient numbers of qualified employees to perform the task orders we expect to win. In such cases, we will need to rely on subcontracts with unrelated companies. Moreover, even in favorable labor market conditions, we anticipate entering into more subcontracts in the future as we expand our work under our contract vehicles. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis or violate federal government contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our clients’ expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a client terminating our contract for default. A termination for default could expose us to liability, including liability for the agency’s costs of re-procurement, could damage our reputation and could hurt our ability to compete for future contracts.

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

Industry Risks

Because the wireless data industry is a rapidly evolving market, our product and service offerings could become obsolete unless we respond effectively and on a timely basis to rapid technological changes.

The successful execution of our business strategy is contingent upon wireless network operators launching and maintaining mobile location services, our ability to create new network software products and adapt our existing network software products to rapidly changing technologies, industry standards and customer needs. As a result of the complexities inherent in our product offerings, new technologies may require long development and testing periods. Additionally, new products may not achieve market acceptance or our competitors could develop alternative technologies that gain broader market acceptance than our products. If we are unable to develop and introduce technologically advanced products that respond to evolving industry standards and customer needs, or if we are unable to complete the development and introduction of these products on a timely and cost effective basis, our business will suffer.

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

The telecommunications industry generally is currently undergoing a consolidation phase. Many of our customers, specifically wireless carrier customers of our Commercial Segment, have or may become the target of acquisitions. If the number of our customers is significantly reduced as a result of this consolidation trend, or if the resulting companies do not utilize our product offerings, our financial condition and results of operations could be materially adversely affected.

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

The wireless data services provided by our Commercial Segment are dependent on real-time, continuous feeds from map and traffic data vendors and others. The ability of our subscribers to receive critical location and business information requires timely and uninterrupted connections with our wireless network carriers. Any disruption from our satellite feeds or backup landline feeds could result in delays in our subscribers’ ability to receive information. We cannot be sure that our systems will operate appropriately if we experience a hardware or software failure, intentional disruptions of service by third parties, an act of God or an act of war. A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve material costs and distract management from operating our business.

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

Our success and competitive position depends in large part upon our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of patent, copyright, trademark, service mark, trade secret laws, confidentiality provisions and various other contractual provisions to protect our proprietary rights, but these legal means provide only limited protection. Although a number of patents have been issued to us and we have obtained a number of other patents as a result of our acquisitions, we cannot assure you that our issued patents will be upheld if challenged by another party. Additionally, with respect to any patent applications which we have filed, we cannot assure you that any patents will issue as a result of these applications. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it, and we may be exposed to expensive litigation or risk jeopardizing our competitive position. Similarly, third parties could claim that our future products or services infringe upon their intellectual property rights. Claims like these could require us to enter into costly royalty arrangements or cause us to lose the right to use critical technology.

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

Pursuing infringers of our Patents and other intellectual property rights can be costly.

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

We have two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock generally have the same rights as holders of Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have three votes per share. As of January 31, 2008, Maurice B. Tosé, our President, Chief Executive Officer and Chairman of the Board, beneficially owned 7,301,334 shares of our Class B common stock and 1,529,601 shares of our Class A common stock. Therefore, in the aggregate, Mr. Tosé beneficially owned shares representing approximately 41.21% of our total voting power, assuming no conversion or exercise of issued and outstanding convertible or exchangeable securities held by our other shareholders. Accordingly, on this basis, Mr. Tosé controls us through his ability to determine the outcome of elections of directors, amend our charter and by-laws and take other actions requiring stockholder action, including mergers, going private transactions and other extraordinary transactions. Mr. Tosé could, without seeking anyone else’s approval, transfer voting control of us to a third party. Such a transfer could have a material adverse effect on our stock price, and our business, operating results and financial condition. Mr. Tosé is also able to prevent a change of control regardless of whether holders of Class A common stock might benefit financially from such a transaction.

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

Statements in this report that are forward-looking include, but are not limited to, the following statements that

(i) we are well positioned to address the evolving integration needs of our clients through our expertise in messaging and location determination;,

(ii) we are developing relationships with communication infrastructure providers and we intend to expand our domestic and international carrier base,

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

(v) both the number of users and messages per individual are projected to increase significantly,

(vi) we will continue to develop network software for wireless carriers that operate on all major types of networks;

(vii) we will continue to leverage our knowledge of complex call control technology to unlock valuable information and expand the range of capabilities that the technology can accomplish for our customers,

(viii) we will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications,

(ix) we intend to continue to selectively pursue acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base,

(x) the Broadband Global Area Network upgrade of the Inmarsat satellite constellation expands our opportunity for SwiftLink sales volume;

(xi) we believe our expertise in wireless E9-1-1, location and messaging services, and secure satellite communications can be leveraged into the Federal agencies;

(xii) we are continuing to enhance our deployable communication systems product line to take advantage of the evolving environment of satellite communications;

(xiii) we believe that our company enjoys a competitive advantage because of its secure teleport and integration capabilities along with deployable systems as a bundled offering;

(xiv) federal agencies, as well as state and local governments, are increasingly contracting with specialist teams for functions such as network management, and for long-term projects such as software development and systems integration,

(xv) we expect to realize $84.6 million of backlog within the next twelve months;

(xvi) the bases on which we expect to continue to compete;

(xvii) we believe we have sufficient capital resources to meet our anticipated cash operating expenses, working capital and capital expenditure and debt services needs for the next twelve months,

(xviii) that we believe our capitalized research and development expense will be recoverable from future gross profits generated by the related products,

(xix) we believe our intellectual property assets are valuable and may realized revenue from patent infringement claims;

(xx) the WWSS contract is expected to contribute to significant sales growth,

(xxi) expectations about the amount of future non-cash stock compensation, and

(xxii) statements about financial covenants related to our loan agreements.

This list should not be considered exhaustive.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive office is located in Annapolis, Maryland in a 27,000 square foot facility under a lease expiring in March 2008. We have a second 26,000 square foot facility in Annapolis, Maryland under a lease expiring in April 2008. We are currently negotiating extension of our lease terms. The Annapolis facilities are utilized for the executive and administrative offices, as well as portions of our Commercial and Government Segments. Other leased facilities include a 47,500 square foot facility in Seattle, Washington under a lease expiring in September 2010, an 11,000 square foot facility in Oakland, California under a lease expiring August 2012, and a 32,000 flex-space facility in Tampa, Florida under a lease expiring in December 2015. We also lease a hosting facility in Phoenix, Arizona under a lease that expires in February 2010, which is utilized by our Commercial Segment.

In addition to the leased office space, we own a 7-acre teleport facility in Manassas, Virginia, and lease space in Baltimore, Maryland for teleport services for our Government Segment customers.

Item 3.	Legal Proceedings

In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. Telecommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our Class A Common Stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate our Class A Common Stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of our Class A Common Stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act, and that the underwriters violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. On February 15, 2005, the District Court issued an Order preliminarily approving a settlement agreement among class plaintiffs, all issuer defendants and their insurers, provided that the parties agree to a modification narrowing the scope of the bar order set forth in the settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision, and have informed the District Court that they would like to be heard by the District Court as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. We intend to continue to defend the lawsuit until the settlement has received final approval or the matter is resolved otherwise. More than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us, and we believe that the majority of those companies will participate in the same settlement if approved.

On July 12, 2006, we filed suit in the US District Court for the Eastern District of Virginia against Mobile 365 (now Sybase 365, a subsidiary of Sybase Inc.) and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience, issued to the Company. We resolved the matter with regard to WiderThan Americas, and during the second quarter of 2007 we received a favorable jury decision that Sybase 365 infringed the claims of our patent. The jury awarded us a one-time monetary payment in excess of $10 million for past damages and a 12% royalty. The jury also found Sybase 365’s infringement willful and upheld the validity of the patent. The jury’s findings remain subject to post trial motions. After the judge rules on the post trial motions, either side may appeal to the US Court of Appeals for the Federal Circuit. There can be no assurances to what extent the matter will continue to be successful, if at all. Additionally, we could be subject to counter claims.

In October 2006, two former shareholders of Xypoint Corporation sued the former officers and directors of that corporation for breach of fiduciary duty and violation of certain Washington state securities and consumer protection acts when they approved, and recommended that shareholders approve, the merger of Xypoint into TeleCommunication Systems, Inc. The plaintiffs request unspecified damages. The merger agreement from 2001 provided that we would indemnify the officers and directors of Xypoint for a period of six years after the merger (ending January 2007) for their actions in approving the merger. In December 2006, the complaint was amended to include TCS and Windward Acquisition Corporation (our acquisition subsidiary), an extinguished corporation, as defendant. On May 7, 2007, the Honorable Jeffrey M. Ramsdell of the King County Superior Court (Washington)

entered an order dismissing the complaint, with prejudice. On October 19, 2007, the plaintiffs filed an appeal of the dismissal order with the Washington Court of Appeals. The briefing on plaintiff’s appeal is completed, but no date has been set for the appeal hearing. We intend to continue to defend the lawsuit vigorously. We have purchased Directors and Officers insurance policies to cover claims against the former officers and directors of Xypoint and us, and believe that one or more of those insurance policies may cover some or all of the costs of this lawsuit. On January 4, 2008, we filed suit in the King County Superior Court (Washington) against Great American Insurance Company for the costs we have incurred in defending the suit and any potential settlement or judgment. There can be no assurances that the outcome will be favorable to us or that the insurance policies will be sufficient to cover the costs incurred or any settlement or judgment that may result.

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

Our Class A Common Stock has been traded on the NASDAQ Global Market under the symbol “TSYS” since our initial public offering on August 8, 2000. The following table sets forth, for the periods indicated, the high and low closing prices for our Class A Common Stock as reported on the NASDAQ Global Market:

	High	Low

2008
First Quarter 2008 (through February 25, 2008)	$3.94	$3.09
2007
First Quarter 2007	$3.92	$2.99
Second Quarter 2007	$5.75	$3.86
Third Quarter 2007	$5.21	$3.45
Fourth Quarter 2007	$4.55	$3.02
2006
First Quarter 2006	$2.56	$2.00
Second Quarter 2006	$3.26	$2.23
Third Quarter 2006	$2.83	$2.03
Fourth Quarter 2006	$3.58	$2.66

As of February 5, 2008, there were approximately 295 holders of record of our Class A Common Stock, and there were 8 holders of record of our Class B Common Stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development, growth and operation of our business. Additionally, under the terms of our loan arrangements, our lender’s prior written consent is required to pay cash dividends on our common stock. We do not currently anticipate paying any cash dividends on our common stock in the foreseeable future.

Change in Securities and Use of Proceeds

On January 13, 2004, we closed on $21 million of financing with two accredited institutional investors, which included a subordinated convertible debenture with stated principal of $15 million, bearing interest at a stated rate of 3% per annum and due in lump sum on January 13, 2009 (the “Debenture”), 1,364,288 newly issued shares of Class A Common Stock and warrants to purchase 341,072 shares of Class A Common Stock at a strike price of $6.50 expiring in January 2007. The proceeds were used for acquisition of an Enterprise division from Aether Systems, Inc. (“Enterprise Acquisition”) The Debenture provided for an original conversion price of $5.38 per share, subject to adjustment. The Debenture was converted into shares of Class A Commons Stock in December 2004. The warrants issued in the January 2004 financing described above contained provisions requiring an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of the new warrants in March 2006. Consequently, the warrants from 2004 were adjusted to a purchase price of $2.50 per share and the total number of January 2004 warrants outstanding was adjusted to 886,787. In January 2007, the holders of the warrants issued in 2004 exercised those warrants and 886,787 shares were issued.

On March 10, 2006, pursuant to a note purchase agreement dated the same date, we issued and sold to two institutional lenders (i) $10 million in aggregate principal amount of secured notes due March 10, 2009, which bore cash interest at the rate of 14% per annum, or non-cash interest, in the form of additional notes, at the rate of 16% per annum, at our option, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. We received net cash proceeds of approximately $9.3 million from this transaction, which were used for general corporate purposes.

The consummation of the note purchase agreement and the issuance of notes and warrants thereunder were conducted as a private placement made to accredited investors in a transaction exempt from the registration requirements of the Securities Act.

On June 25, 2007, we refinanced the $10 million of secured notes with a five year bank term loan. The borrowing rate under the new term loan is the prime rate plus 0.25% per annum (7.5% at December 31, 2007) and the loan is repayable in equal monthly installments of $0.2 million plus interest. The funds were used primarily to retire the March 2006 secured notes.

With the exception of the notes and warrants issued in March 2006, all of the other securities issued by us in connection with these transactions have been registered under the Securities Act.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s Class A Common Stock with the cumulative total return of the Nasdaq Global Market U.S. Index and a mobile data index prepared by the company of the following relevant publicly traded companies in the commercial and government sectors in which we operate: Openwave Systems, Inc.; Sybase, Inc.; Comverse Technology Inc.; Globecomm Systems Inc.; NCI Inc.; NeuStar, Inc.; Syniverse Holdings, Inc.; and ViaSat Inc. (the “New Peer Group”)

The composition of the Mobile Data Index has been changed from last year (the “Old Peer Group”) as follows: Infospace, Inc. sold it’s mobile services business to Motricity, Inc., in 2007; and Mapinfo Corp. was purchased by Pitney Bowes in 2007. Both companies were removed from the index. ViaSat Inc. was added to the remaining companies to comprise the “New Peer Group” because its satellite services business is comparable to our Government Segment business.

The information provided is from January 1, 2001 through December 31, 2007. The graph for the “Old Peer Group” may not be meaningful because there is no 2007 data available for companies which are no longer publicly traded and the data for the remaining companies in the “Old Peer Group” therefore may not be comparably balanced for 2007 when compared to prior years.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data

The table that follows presents portions of our consolidated financial statements. You should read the following selected financial data together with our audited Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the more complete financial information included elsewhere in this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2007, 2006, and 2005 and the balance sheet data as of December 31, 2007 and 2006 from our consolidated financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm, and which are included in Item 15 of this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004, and 2003, from our audited financial statements which are not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result of implementation of SFAS 123(R), our non-cash stock compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense in our continuing operations as well as discontinued operations as detailed in Note 2 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except share and per share data)

Statement of Operations Data:
Revenue
Services	$88.1	$88.4	$75.0	$60.2	$51.6
Systems	56.1	36.6	27.2	36.7	40.5

Total revenue	144.2	124.9	102.2	96.9	92.1

Direct cost of services revenue	52.2	52.5	39.2	30.9	28.0
Direct cost of systems revenue	37.9	17.9	17.7	21.2	32.3

Total direct cost of revenue	90.1	70.4	56.9	52.1	60.2

Services gross profit	35.9	35.8	35.8	29.3	23.6
Systems gross profit	18.2	18.7	9.5	15.5	8.2

Total gross profit	54.1	54.5	45.2	44.8	31.8

Research and development expense	13.1	12.6	13.9	18.1	17.2
Sales and marketing expense	11.9	11.7	10.5	9.0	9.1
General and administrative expense	19.3	17.0	15.0	15.0	12.3
Depreciation and amortization of property and equipment	6.2	8.0	8.6	7.4	6.6
Amortization of goodwill and other intangible assets	0.1	0.1	0.1	—	0.5

Total operating costs and expenses	50.6	49.3	48.2	49.6	45.7

Income (loss) from operations	3.5	5.2	(3.0)	(4.8)	(13.9)
Interest expense	(1.8)	(1.8)	(0.7)	(3.2)	(1.1)
Amortization of debt discount and debt issuance expenses, including $2,458 write-off in 2007	(3.2)	(1.4)	(0.5)	—	—
Debt conversion expense	—	—	—	(7.9)	—
Other (expense)/income, net	0.5	—	(0.1)	—	1.5

Income (loss) from continuing operations	(1.0)	2.0	(4.3)	(15.9)	(13.5)
Loss from discontinued operations	(0.3)	(23.7)	(7.2)	(2.6)	—

Net loss	$(1.3)	$(21.7)	$(11.5)	$(18.5)	$(13.5)

Income (loss) from continuing operations per share	$(0.02)	$0.05	$(0.11)	$(0.48)	$(0.45)
Loss from discontinued operations per share	(0.01)	(0.60)	(0.19)	(0.08)	—

Net loss per share — basic	$(0.03)	$(0.55)	$(0.30)	$(0.56)	$(0.45)

Income (loss) from continuing operations per share	$(0.02)	$0.05	$(0.11)	$(0.48)	$(0.45)
Loss from discontinued operations per share	(0.01)	(0.59)	(0.19)	(0.08)	—

Net loss per share — diluted	$(0.03)	$(0.54)	$(0.30)	$(0.56)	$(0.45)

Basic shares used in computation (in thousands)	41,453	39,430	38,823	33,381	29,796
Diluted shares used in computation (in thousands)	41,453	40,166	38,823	33,381	29,796

	As of December 31,
	2007	2006	2005	2004	2003
	(in millions)

Balance Sheet Data:
Cash and cash equivalents	$16.0	$10.4	$9.3	$18.3	$18.9
Working capital	35.0	25.4	27.5	20.2	28.5
Total assets	82.1	83.6	90.6	102.4	65.3
Capital leases and long-term debt (including current portion)	16.1	17.6	16.5	18.4	14.6
Total liabilities	38.2	48.6	41.5	42.9	28.4
Total stockholders’ equity	44.0	35.1	49.1	59.5	36.9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Our most significant estimates relate to accounting for our percentage-of-completion and proportional performance contracts, accounts receivable reserves, inventory value, evaluating goodwill for impairment, the realizability and remaining useful lives of long-lived assets, and contingent liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Overview and Recent Developments

We operate two business segments: (i) our Commercial Segment, which consists principally of enhanced communication services to and from wireless phones, location application software, our E9-1-1 application and other hosted services for wireless carriers and Voice Over IP service providers, and (ii) our Government Segment, which includes the design, development and deployment of information processing and communication systems and related services to government agencies.

During 2005 and 2004, we operated three business units comprising an Enterprise division which was part of our Commercial Segment. As of December 31, 2005, as a result of management’s strategic decision to focus on our carrier and government markets, we committed to a plan to sell the Enterprise division. Two of the units were subscriber businesses, which sold BlackBerry® services and provided real-time financial market data to wireless device users under annual subscriber contracts in the U.S. and Europe, and a wireless data solutions for mobile asset management business. The two subscriber business units were sold effective January 1, 2007 to two different buyers, as more fully described in Note 2 — Enterprise Assets-Discontinued Operations to the Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K. The third unit was sold in May 2007. Accordingly, the assets, liabilities, and results of operations for the Enterprise assets have been classified as discontinued operations for all periods presented in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations.

Our management monitors and analyzes a number of performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue and gross profit. We derive revenue from the sales of systems and services including recurring monthly service and subscriber fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.

•	Gross profit represents revenue minus direct cost of revenue, including certain non-cash expenses. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, non-cash stock-based compensation, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of systems revenue from our Commercial Segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations. Important other sources of our liquidity have been cash raised from our 2007 debt refinancing as described below under “Liquidity and Capital Resources”, borrowings under our bank credit agreement, and lease financings secured for the purchase of equipment.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenues outstanding as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue

The following discussion addresses the revenue and cost of revenue for the two segments of our business. For information regarding the results of the Enterprise assets, see Discontinued Operations — Enterprise assets below.

Commercial Segment:

			2007 vs.			2006 vs.
			2006			2005
($ in millions)	2007	2006	$	%	2005	$	%

Services revenue	$58.8	$59.7	$(0.9)	(2)%	$54.2	$5.5	10%
Systems revenue	16.5	17.2	(0.7)	(4)%	11.7	5.5	47%

Total Commercial Segment revenue	75.3	77.0	(1.7)	(2)%	65.9	11.1	17%

Direct cost of services	29.4	31.4	(2.0)	(6)%	25.9	5.5	21%
Direct cost of systems	5.0	5.2	(0.2)	(4)%	5.7	(0.5)	(9)%

Total Commercial Segment cost of revenue	34.4	36.6	(2.2)	(6)%	31.6	5.0	16%

Services gross profit	29.4	28.3	1.1	4%	28.3	—	NM
Systems gross profit	11.5	12.0	(0.5)	(4)%	6.0	6.0	100%

Total Commercial Segment gross profit*	$40.9	$40.3	$0.6	1%	$34.3	$6.0	18%

Segment gross profit as a percent of revenue	54%	52%			52%

*	See discussion of segment reporting in Note 20 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K. (NM = Not meaningful)

Commercial Services Revenue and Cost of Revenue:

Our hosted offerings include our E9-1-1 service for wireless and Voice Over IP service providers, hosted Position Determining Entity (PDE) service, and hosted Location Based Service (LBS) applications. Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E9-1-1, PDE, VoIP and hosted LBS service fees are priced based on units served during the period, such as the number of customer cell sites served, the number of connections to Public Service Answering Points (PSAPs), or the number of customer subscribers served. In 2006, we expedited deployment of connections to PSAPs for VoIP and E9-1-1 service, and continued to increase the number of carriers and carrier billable units served. In addition, we increased revenue from our VoIP E9-1-1 and hosted LBS recurring services primarily due to new service contracts signed in mid-2005. These increases were partially offset by decreases in the average fee received per unit under pricing arrangements with some customers and the loss of a mid-tier wireless carrier customer during the third quarter of 2006. Subscriber service revenue is generated by client software applications for wireless subscribers such as Rand McNally® Traffic. Maintenance fees on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.

Overall, commercial services revenue decreased 2% in 2007 from 2006, as the effect of decreases in average fees received per unit under pricing arrangements with some wireless E9-1-1 customers, and the loss of a mid-tier carrier customer in the third quarter of 2006 offset increased maintenance revenue on our installed software base. The 10% increase in 2006 over 2005 was due to increases in maintenance revenue from our installed base of commercial systems, along with an increase in revenue from E9-1-1 services to Voice over IP service providers, which more than offset a small decrease in revenue from E9-1-1 services to wireless carrier customers.

The direct cost of our services revenue consists primarily of network access, data feed and circuit costs, compensation and benefits, equipment and software maintenance. The direct cost of maintenance revenue consists primarily of compensation and benefits expense. For the year ended December 31, 2007, the direct cost of services revenue decreased 6%. During 2007, we incurred less labor and direct costs related to custom development efforts and deployment requirements of VoIP E9-1-1 infrastructure. For the year ended December 31, 2006, the direct cost of services revenue increased 21%, principally because we increased labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for VoIP. While we increased the number of cell sites, subscribers and public safety answering points (PSAPs) served, our overall circuit and data access costs were relatively consistent year to year. For 2007, the cost of circuit and other data access costs accounted for approximately 15% of total direct costs of hosted, subscriber, and maintenance revenues. The cost of circuit and other data access costs accounted for approximately 11% and 13% of the total direct costs of our commercial hosted, subscriber, and maintenance revenues for 2006 and 2005 respectively. Also, $1.1 million, $0.8 million, and nil of non-cash stock compensation cost is included in the direct cost of commercial services revenue in 2007, 2006, and 2005 respectively.

Commercial services gross profit in 2007 was 4% higher than 2006 based on improved operating efficiencies. Commercial services gross profit in 2006 was about equal to that in 2005 ($28.3 million), as a slightly lower average margin offset the effect of 10% higher revenue.

Commercial Systems Revenue and Cost of Revenue

We sell communications systems for enhanced services, including messaging and location-based services, to wireless carriers. These systems are designed to incorporate our licensed software. We design our software to ensure that it is compliant with all applicable standards, including the GSM/UMTS standards for location-based wireless services that were established in 2005 and, as such, we believe our software is positioned for early adoption by carriers.

Licensing fees for our carrier software are generally a function of its volume of usage in our customer’s networks. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. Systems revenues typically contain multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified volume of usage, along with the purchase of annual maintenance at a specified rate. We recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered the software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs or labor costs incurred compared to estimated total labor costs for contracts that have a significant component of third-party materials costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Software license fees billed and not recognized as revenue are included in deferred revenue. We may also realize license revenue as a result of infringement claims that we make in enforcing our patents. In 2006, we reached a settlement on a patent infringement case and won a jury award of more than $10 million in another infringement case; no revenue has been recognized on the second case pending post trial motions, appeals, and potential settlement.

Systems revenue in 2007 was 4% lower than in 2006 due mainly to lower sales of text messaging capacity. Systems revenue in 2006 was 47% higher than in 2005, mainly as a result of higher messaging and location system license sales. The direct cost of commercial systems consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. The direct cost of the license component of systems is normally very low, and the gross profit very high since the software development efforts were expensed or capitalized in prior periods. The direct costs of systems includes amortization of software development costs of $1.5 million, $1.3 million, and $0.8 million, respectively, in 2007, 2006, and 2005.

Our commercial systems gross profit was $11.5 million in 2007, a 4% or $0.5 million decrease from 2006. Commercial systems gross profit was $12.0 million in 2006, more than double the $6.0 million in 2005. Systems gross margins are higher in periods when systems revenue includes a higher proportion of software licenses relative to third party system components and integration labor, as was the case in 2006. The lower revenue and related gross profit in 2005 was due to later than expected implementation of location-based service technology by wireless carriers.

Government Segment:

			2007 vs.			2006 vs.
			2006			2005
($ in millions)	2007	2006	$	%	2005	$	%

Services revenue	$29.3	$28.6	$0.7	2%	$20.8	$7.8	38%
Systems revenue	39.6	19.3	20.3	105%	15.5	3.8	25%

Total Government Segment revenue	68.9	48.0	20.9	44%	36.3	11.7	32%

Direct cost of services	22.8	21.1	1.7	8%	13.4	7.7	58%
Direct cost of systems	32.9	12.7	20.2	159%	12.0	0.7	6%

Total Government Segment cost of revenue	55.7	33.8	21.9	65%	25.4	8.4	33%

Services gross profit	6.5	7.5	(1.0)	(13)%	7.4	0.1	1%
Systems gross profit	6.7	6.7	—	NM	3.5	3.2	91%

Total Government Segment gross profit*	$13.2	$14.2	$(1.0)	7%	$10.9	$3.3	30%

Segment gross profit as a percent of revenue	19%	30%			30%

*	See discussion of segment reporting in Note 20 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

We provide government products and services under long-term contracts. We recognize contract revenue as billable costs are incurred and for fixed-price product delivery contracts using the percentage-of-completion method or proportional performance method, measured by either total labor costs or total costs incurred compared to total estimated labor costs or total costs to be incurred. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor costs or total costs to complete a contract or do not manage our contracts within the planned budget, then our future margins may be negatively affected or losses on existing contracts may need to be recognized. Under our contracts with the U.S. government, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency (DCAA). Since the company’s inception, no significant adjustment has resulted from a DCAA audit. We record revenue under these contracts at estimated net realizable amounts.

For 2007, Government Segment revenue increased 44% reflecting increases in both services and systems revenue. For 2006, Government Segment revenue increased 32% reflecting increases in both services and systems revenue. During the third quarter of 2006, we were one of six vendors selected by the U.S. Army to provide secure satellite services and systems under a five year contract vehicle, with a possible maximum value of up to $5 billion for the six vendors. This new Worldwide Satellite Services contract vehicle is expected to contribute to significant government systems sales growth over the next five years. The company’s Government Segment has been awarded participation as a prime or sub-contractor to provide similar satellite-based technology under several other contract vehicles. For the year ended December 31, 2007, the company was awarded 10 contracts under the WWSS vehicle with a total contract value of $107.5 million, of which $28.3 million was fulfilled resulting in 2007 revenue. The total backlog for this vehicle was $79.2 million of which $10.9 million was funded.

Government Services Revenue and Cost of Revenue:

Government services revenue primarily consists of communications engineering, program management, help desk outsource, network design and management for government agencies. Our Government Segment also operates teleport facilities for data connectivity via satellite. Most such services are delivered under time and materials contracts.

Government services revenue increased to $29.3 million in 2007 from $28.6 million in 2006 and $20.8 million in 2005. These increases in 2007 and 2006 were generated by new and expanded-scope contracts resulting from increased sales emphasis on communications and information technology service work, and increased revenue generated from satellite airtime services using our teleport facilities and in some cases associated with our systems sales. Continuing growth is expected from higher usage of our teleport related services and continuing incremental additions of technical outsource service personnel. Also, we offer basic and extended maintenance contracts on our systems. These maintenance fees are collected in advance and recognized ratably over the maintenance periods.

Direct cost of government service revenue consists of compensation, benefits and travel incurred in delivering these services, and these costs increased as a result of the increased services volume in 2007 and 2006. Also, as a result of the implementation of SFAS 123(R), $0.7 million in 2007, $0.5 million in 2006, and nil in 2005 of non-cash stock compensation cost is included in the direct cost of revenue.

Our gross profit from government services decreased to $6.5 million 2007, from $7.5 million in 2006, and $7.4 million in 2005. Despite higher revenue, gross profit declined due to the lower average margins as a result of tighter average pricing in 2007, and due to competition for the contracts as they were renewed or newly won. During 2005, our government services contract mix included some work with unusually favorable pricing, and similar contracts were not part of the revenue mix in 2006 and 2007.

Government Systems Revenue and Cost of Revenue:

We generate government systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable communications systems, which are largely variations on our SwiftLink® product line, and integration of those systems into customer networks. Swiftlink® systems are secure, deployable communications systems, sold mainly to units of the U.S. Departments of Defense, State, and Justice, as well as to other agencies. We recognize contract revenue as billable costs are incurred, and for fixed-price product delivery contracts using the percentage-of-completion method or proportional performance method, measured by either total labor costs, total costs incurred or units shipped compared to total estimated labor costs, costs incurred, or units as appropriate under the contract. We recognize estimated losses on contracts in their entirety upon discovery.

Government systems sales increased to $39.6 million in 2007 from $19.3 million in 2006 and $15.5 million in 2005. The 2006 and 2007 variations in systems revenues were primarily due to increases in the volume of unit sales of our SwiftLink® and deployable communications systems resulting from competitive wins, largely under the World Wide Satellite Systems Army procurement vehicle.

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

Our government systems gross profit was the same at $6.7 million in 2007 and 2006 and increased from $3.5 million in 2005 primarily due to higher volume. In 2007, the effect of lower margins was offset by an increase over 2006 volume.

Operating Expenses:

Research and Development Expense:

			2007 vs.			2006 vs.
			2006			2005
($ in millions)	2007	2006	$ %		2005	$ %

Research and development expense	$13.1	$12.6	$0.5	4%	$13.9	$(1.3)	(9)%
Percent of revenue	9%	10%			14%

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

The expenses we incur relate to software applications which are being marketed to new and existing customers on a global basis. Throughout 2007 and 2006, research and development was primarily focused on cellular and hosted location-based applications, including Voice over IP E9-1-1, enhancements to our hosted location-based applications and enhancements to our hosted location-based service platform and to our wireless text messaging software. Management continually assesses our spending on research and development to ensure resources are focused on products that are expected to achieve the highest level of success. In 2007, we capitalized $1.5 million of software development costs for certain software projects in accordance with the above policy. The capitalized costs relate to our software for wireless location-based services. These costs are being amortized on a product-by-product basis using the straight-line method over the products, estimated useful life, not longer than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. Amortization of software development costs is recorded as a direct cost of revenue. We believe that these capitalized costs will be recoverable from future gross profits generated by these products. Prior to the second quarter of 2005, our estimates did not sufficiently demonstrate future realizability of our software development costs expended on such products; and accordingly, all such costs were expensed as incurred.

Research and development expense increased 4% in 2007 from 2006. This increase is mainly due to more company personnel assigned to software development work during 2007 than in 2006. The 9% decrease in research and development costs in 2006 as compared to 2005 is mainly due to fewer company personnel assigned to software development work. Also, due to the implementation of SFAS 123(R), we included $0.9 million, $0.6 million, and nil of non-cash stock compensation costs in research and development costs in 2007, 2006, and 2005 respectively.

Our research and development expenditures have yielded more than 50 patents, primarily for wireless messaging and location technology, and approximately 190 pending patent applications. We believe that the intellectual property represented by these patents is a valuable asset that will contribute positively to our results of operations in 2008 and beyond.

Sales and Marketing Expense:

			2007 vs.			2006 vs.
			2006			2005
($ in millions)	2007	2006	$ %		2005	$ %

Sales and marketing expense	$11.9	$11.7	$0.2	2%	$10.5	$1.2	11%
Percent of revenue	8%	9%			10%

Our sales and marketing expense includes compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements, and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We also leverage our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. government primarily through direct sales professionals. Sales and marketing costs increased 2% and 11% in 2007 and 2006 respectively, primarily as a result of adding additional Government Segment sales personnel, and increased public relations fees. This was offset by reductions in senior sales and marketing executive staff costs.

General and Administrative Expense:

			2007 vs. 2006			2006 vs. 2005
($ in millions)	2007	2006	$	%	2005	$	%

General and administrative expense	$19.3	$17.0	$2.3	14%	$15.0	$2.0	13%
Percent of revenue	13%	14%			15%

General and administrative expense consists primarily of costs associated with management, finance, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The increases in both 2007 and 2006 were primarily attributable to higher legal and advisory fees associated with intellectual property related activity. G&A expense included $0.8, $0.7, and $0.7 million of non-cash stock compensation 2007, 2006, and 2005, respectively.

Depreciation and Amortization of Property and Equipment:

			2007 vs. 2006			2006 vs. 2005
($ in millions)	2007	2006	$	%	2005	$	%

Depreciation and amortization of property and equipment	$6.2	$8.0	$(1.8)	(23)%	$8.6	$(0.6)	7%
Average gross cost of property and equipment	$50.3	$52.0	$(1.7)	(3)%	$47.4	$4.6	10%

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of an asset generally ranges from five years for furniture, fixtures, and leasehold improvements to three years for most other types of assets including computers, software, telephone equipment and vehicles. Our depreciable asset base has decreased as a result of assets purchased in previous years becoming fully depreciated. In the second quarter of 2006, a review of experience with equipment and software used in our service bureau operations, led us to adjust their average asset lives from three years to four years on a prospective basis. Depreciation expense in 2006 was $0.4 million less than it would have been if the shorter lives had been used.

Amortization of Acquired Intangible Assets:

			2007 vs.			2006 vs.
			2006			2005
($ in millions)	2007	2006	$	%	2005	$ %

Amortization of acquired intangible assets	$0.1	$0.1	$—	NM	$0.2	$(0.1)	(50%)

The acquired intangible assets associated with the Kivera Acquisition are being amortized over their useful lives of between three and nineteen years. The expense recognized in 2007, 2006, and 2005 relates to the intangible assets acquired in this acquisition, including customer lists, customer contracts, trademarks, and patents.

Interest Expense:

			2007 vs			2006 vs.
			2006			2005
($ in millions)	2007	2006	$	%	2005	$	%

Interest expense incurred on notes payable and under our bank revolving credit agreement	$1.6	$1.5	$0.1	7%	$0.5	$1.0	200%
Interest expense incurred on capital lease obligations	0.2	0.3	(0.1)	(33)%	0.3	—	NM
Amortization of deferred financing fees	0.3	0.4	(0.1)	(25)%	0.5	(0.1)	(20)%
Amortization of debt discount	0.5	1.0	(0.5)	(50)%	—	1.0	100%
Write-off of unamortized debt discount and debt issuance expenses	2.4	—	2.4	100%	—	—	NM
Less: capitalized interest	(0.1)	(0.1)	—	NM	(0.1)	—	NM

Total Interest and Financing Expense	$4.9	$3.1	$1.8	58%	$1.2	$1.9	158%

Interest expense is incurred under notes payable, an equipment loan, a line of credit, and capital lease obligations. Interest on notes, is primarily at stated interest rates of between 7.75% and 10.35% and line of credit borrowing is at the bank’s prime rate, which was 7.25% as of December 31, 2007.

On June 25, 2007, we refinanced the $10 million secured notes with a new five year term loan payable to our principal bank. The borrowing rate under the new term loan is the prime rate plus 0.25% per annum (7.5% at December 31, 2007) and the loan is repayable in equal monthly installments of $0.2 million plus interest. The funds were used primarily to retire the March 2006 secured notes. This refinancing resulted in the $2.4 million write-off of unamortized debt discount and debt issuance expenses in the second quarter of 2007.

In March 2006, we issued $10 million of secured notes, with cash interest at the rate of 14% per annum, along with warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share (2006 Warrants). In December 2006, we borrowed $5 million under 3 year notes secured by accounts receivable of one customer.

Our bank line of credit expires in June 2010, and our maximum line of credit is $22 million, subject to borrowing base limitations and working capital metrics. There were no borrowings outstanding under our line of credit at December 31, 2007.

Cash interest expense on notes payable was slightly higher for the year ended December 31, 2007 than in 2006 mainly due to the effect of the higher priced March 2006 debt while it was outstanding. The interest incurred on the March 2006 notes, partially offset by reduced average principal balances on our revolving credit and other notes payable, has caused our total interest expense to be higher in 2006 than it was in 2005.

Deferred financing fees relate to the up-front expenditures at the time of contracting for notes payable and our revolving line of credit facility, which are being amortized over the term of the note or the life of the facility.

The amortization of debt discount relates to the 2006 Warrants as well as adjustment to the terms of warrants issued in connection with 2004 financings. The value of the 2006 Warrants was estimated to be $2.9 million, determined using the Black-Scholes option-pricing model, which was recorded as a debt discount and additional paid-in capital in 2004. The value of the adjustments to the 2004 Warrants was estimated to be $0.6 million using the Black-Scholes option-pricing model, which was recorded as a debt discount and additional paid-in capital in the first quarter of 2006. The total debt discount at issuance was being amortized to interest expense over the three year life of the 2006 Notes, yielding an effective interest rate of 15.2%. Amortization expense in 2006 includes $1.0 million associated with the March 2006 notes. There was no comparable expense in 2005.

Our capital lease obligations include interest at various amounts depending on the lease arrangement. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year, and the interest under those leases, has remained relatively constant since 2006. The interest cost of capital lease financings was about the same in the years ending December 31, 2007, 2006, and 2005.

Deferred financing fees relate to the up-front payment of fees to secure our notes payable and our revolving line of credit facility. All other deferred financing fees are being amortized over the terms of the notes or, in the case of the amended line of credit, the life of the facility, which now expires in June 30, 2010.

Our interest and financing expense increased in 2007 over 2006 due mainly to the write-off of the amortization of debt discount and financing fees associated with the refinancing of our March 2006 debt. Our interest and financing expense increased in 2006 over 2005 due mainly to the issuance of the 14% March 2006 notes and 2006 Warrants.

Other (Expense)/Income, Net:

			2007 vs. 2006			2006 vs. 2005
($ in millions)	2007	2006	$	%	2005	$	%

Foreign currency translation/ transaction (loss)/gain	$(0.1)	$(0.1)	$—	NM	$(0.2)	$(0.1)	50%
Miscellaneous other (expense)/ income	0.6	0.1	0.5	500%	0.1	—	NM

Total other (expense)/income, net	$0.5	$—	0.5	100%	$(0.1)	0.1	100%

Other (expense)/income, net consists of interest earned on investment accounts and foreign currency translation/transaction gain or loss. We record the effects of foreign currency translation on our cash receivables and deferred revenues that are stated in currencies other than our functional currency.

Income Taxes:

Because we have incurred net losses since 1999, no provision for federal or state income taxes has been made for the years ended December 31, 2007, 2006 and 2005. As a result of uncertainties regarding the realizability of the related assets, we have recorded a full valuation allowance for our deferred tax assets in our audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. Our net operating loss carryforwards from acquired businesses will begin to expire in 2011 and the net operating loss carryforwards from our operations will expire from 2019 through 2026.

Discontinued Operations:

In 2007, the Company sold its Enterprise division operations, which had previously been included in our Commercial Segment. The operations and cash flows of the business have been eliminated from those of continuing operations and the Company has no significant involvement in the operations since the disposal transactions. Accordingly, the assets, liabilities, and results of operations for the Enterprise assets have been classified as discontinued operations for all periods presented in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144).

Effective January 1, 2007, the Company sold two of its three Enterprise units to strategic buyers for common stock in the acquiring publicly traded companies and earn-out arrangements. The Mobile Finance unit, including its U.S. and European operations, was sold to Stockgroup Information Systems, Inc. for 1.5 million shares of common stock. Assets of the Mobile Office unit, doing business as mobeo®, were acquired by MobilePro Corporation for 9 million shares of common stock. During May 2007, the last Enterprise unit was sold to TPA Acquisition Corporation for $4 million in cash of which $0.2 million is in escrow, a $1 million 18-month note, and $0.2 million in equity interest of this privately held company.

The following table presents income statement data for the Enterprise division, currently reported as discontinued operations. The 2005 results were previously reported as part of the results of our Commercial Segment.

			2007 vs.
			2006			2006 vs. 2005
($ in millions)	2007	2006	$	%	2005	$	%

Total revenue	$5.6	$26.0	$(20.4)	(78)%	$28.1	(2.1)	(7)%

Total gross profit	0.8	4.5	$(3.7)	(82)%	6.0	(1.5)	25%

Loss from discontinued operations, including 2006 impairment charges of $15.5 million	$(0.3)	$(23.7)	$23.4	99%	$(7.2)	(16.5)	229%

			2006 vs. 2005
($ in millions)	2006	2005	$	%

Services revenue	$15.3	$22.5	$(7.2)	(32)%
Systems revenue	10.7	5.6	5.1	91%

Total Enterprise revenue	26.0	28.1	(2.1)	(7)%

Direct cost of services	12.0	15.7	(3.7)	(24)%
Direct cost of systems	9.5	6.3	3.2	51%

Total Enterprise cost of revenue	21.5	22.1	(0.6)	(3)%

Services gross profit	3.3	6.9	(3.6)	52%
Systems gross profit	1.2	(0.8)	2.0	250%

Total Enterprise gross profit	4.5	6.0	(1.5)	25%

Research and development, sales, marketing, and general and administrative expenses	12.6	9.9	3.0	30%

Depreciation and amortization	(0.0)	3.3	(3.3)	(100)%

Write-down of goodwill and other long-lived assets	(15.5)	—	—	NM

Loss from discontinued operations	$(23.7)	$(7.2)	(16.5)	229%

Lower volume and resulting lower gross profit in 2006 from Enterprise operations resulted from losses of subscribers to next generation networks from data-only and pager networks, and new subscriptions to our offerings were fewer than churn from our old technology network offerings. Enterprise systems revenue and gross profit grew in 2006 due to larger project volume. We sustained development spending to preserve the then pending business sale, and incurred other expenses in 2006 in connection with European staffing reductions. In accordance with the relevant accounting literature, we ceased depreciation and amortization of the long-lived enterprise assets when they became classified as discontinued operations in 2005. In 2006, we recorded an impairment charge of $15.5 million to write-down the value of goodwill and other long lived assets to its estimated fair value.

Net Loss:

			2007 vs. 2006			2006 vs. 2005
($ in millions)	2007	2006	$	%	2005	$	%

Net income (loss) from continuing operations	$(1.0)	$2.0	$(3.0)	(150)%	$(4.3)	$6.3	(146)%
Loss from discontinued operations	(0.3)	(23.7)	23.4	99%	(7.2)	(16.5)	229%

Net loss	$(1.3)	$(21.7)	$20.4	94%	$(11.5)	$(10.2)	88%

Net loss changes for each year are as a result of the discussions above.

Liquidity and Capital Resources

The following table summarizes our comparative statements of cash flow:

($ in millions)	2007	2006	2005

Net cash and cash equivalents provided by (used in):
Net loss	$(1.3)	$(21.7)	$(11.5)
Less: loss from discontinued operations	(0.3)	(23.7)	(7.1)

Income (loss) from continuing operations	(1.0)	2.0	(4.4)
Non-cash charges	15.5	13.9	11.3
Net changes in working capital	(5.4)	(2.9)	1.1

Operating activities of continuing operations	9.1	13.0	8.0
Operating activities of discontinued operations	(3.6)	(8.0)	(3.2)

Net operating activities	5.5	5.0	4.8
Investing activities for continuing operations:
Purchases of property and equipment	(2.6)	(2.8)	(4.6)
Capitalized software development costs	(1.5)	(1.8)	(2.0)

Investing activities for continuing operations	(4.1)	(4.6)	(6.6)
Investing activities for discontinued operations	4.0	(1.4)	(2.1)

Net investing activities	(0.1)	(6.0)	(8.7)
Financing activities:
Payments on debt and leases	(16.0)	(13.6)	(7.4)
Proceeds from/(finance fees related to) issuance of stock and debentures, net	—	(1.5)	(0.1)
Proceeds from borrowings	10.0	16.0	2.0
Proceeds from exercise of warrants	2.2	—	—
Proceeds from employee option exercises	4.0	0.7	0.7

Net financing activities from continuing operations	0.2	1.6	(4.9)
Effect of exchange rates from discontinued operations	—	0.3	(0.1)
Change in cash and cash equivalents from continuing operations	5.2	10.1	(3.5)
Change in cash and cash equivalents from discontinued operations	0.4	(9.1)	(5.4)

Net change in cash and cash equivalents	$5.6	$1.0	$(8.9)

Days revenues outstanding in accounts receivable including unbilled receivables	87	82	91

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, as well as the net proceeds from investor capital including:

•	June 2007 bank term loan borrowing of $10 million to refinance March 2006 secured notes, at lower coupon rate.

•	March 2006 issuance of secured notes and warrants (described below) which generated net cash proceeds of approximately $9.3 million.

•	December 2006 issuance of a $5 million note for a term of three years secured by accounts receivable of a customer.

•	Capital leases to fund fixed asset purchases.

Sources and uses of cash: The company’s cash and cash equivalents balance was approximately $16 million at December 31, 2007, a $5.6 million increase from $10.4 million at December 31, 2006.

Operations: Cash generated by continuing operations decreased to $9.1 million in 2007 from $13.0 million in 2006 and increased from $8.0 million in 2005 due to fluctuations in working capital. Discontinued operations used $3.6 million, $8.0 million, and $3.2 million in 2007, 2006 and 2005, respectively. The operations and cash flows of the discontinued operations have been eliminated from those of continuing operations and the Company has no significant involvement in the operations since the disposal transaction.

Investing activities: Fixed asset additions in 2007, 2006, and 2005 were $2.6, $2.8, and $4.6 million respectively. Also, investments were made in development of carrier software for resale which had reached the stage of development calling for capitalization, in the amounts approximately $2.0 million each year. Discontinued operations generated $4 million from the sale of assets in 2007. Investments were made during 2005 and 2006 in discontinued operations primarily for enhancements to the core software for resale by the mobile asset management unit.

Financing activities: On June 25, 2007, we refinanced $10 million of secured notes with a five year bank term loan. The borrowing rate under the new term loan was prime plus 0.25% per annum (7.5% at December 31, 2007) and the loan is repayable in equal monthly installments of $0.2 million plus interest. The funds were used primarily to retire the March 2006 secured notes. In March 2006, we issued (i) $10 million of secured notes due March 10, 2009, with cash interest at 14% per annum, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. Also, some warrants that we had previously issued in 2004 contained provisions which required an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of 2006 Warrants. The resulting carrying value of the debt at issuance was $6.5 million, net of the original discount of $3.5 million which was amortized to interest expense over its three-year term using the effective interest method, yielding an effective interest rate of 15.2%. The remaining unamortized debt discount and deferred debt issuance expenses of $2.4 million were written off in the second quarter of 2007 as a result of early retirement of the March 2006 note.

We have a $22 million revolving credit line with our principal bank through June 2010. Upon amendment of our agreement with the bank in the second quarter of 2007, the borrowing rate was reduced to the bank’s prime rate, which was 7.25% per annum at December 31, 2007. Borrowings at any time are limited based mainly on accounts receivable levels and a working capital ratio, each as defined in the amended line of credit agreement. The line of credit available is also reduced by the amount of letters of credit outstanding, which was $2.9 million at December 31, 2007. As of December 31, 2007, we had no borrowings outstanding under our bank line of credit and had approximately $11 million of unused borrowing availability under the line.

Our line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio; as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth. The bank credit agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the bank credit agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable. As of December 31, 2007, we were in compliance with the covenants related to our line of credit and term loan agreement and we believe that the Company will continue to comply with these covenants.

On December 28, 2006, we issued a $5 million note for a term of three years, with cash interest at 10.35% per annum, secured by accounts receivable of one customer to an institutional lender. Scheduled payments for term debt, leases, and net reduction of our revolver borrowings totaled $16.0 million during 2007.

During 2005, we made $6 million of scheduled payments under term debt and capital lease obligations while making a small net increase in borrowings under our line of credit.

Off-Balance Sheet Arrangements

We had standby letters of credit totaling approximately $2.9 million at year-end 2007 and $3.8 million at year-end 2006 in support of processing credit card payments from our customers, as collateral with a vendor, and security for office space.

Contractual Commitments

As of December 31, 2007, our most significant commitments (including interest) consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of December 31, 2007 our commitments consisted of the following:

($ in millions)	2008	2009-2010	2011-2012	Beyond	Total

Notes payable	$4.7	$6.8	$3.4	$—	$14.9
Capital lease obligations	2.0	1.6	0.2	—	3.8
Operating leases, primarily for office space	3.4	4.3	1.6	0.9	10.2

Total contractual commitments	$10.1	$12.7	$5.2	$0.9	$28.9

Related Party Transactions

In February 2003, we entered into an agreement with Annapolis Partners LLC to explore the opportunity of relocating our Annapolis offices to a planned new real estate development. Our President and Chief Executive Officer own a controlling voting and economic interest in Annapolis Partners LLC and he also serves as a member. The financial and many other terms of the agreement have not yet been established. The lease is subject to several contingencies and rights of termination. For example, the agreement can be terminated at the sole discretion of our Board of Directors if the terms and conditions of the development are unacceptable to us, including without limitation the circumstances that market conditions make the agreement not favorable to us or the overall cost is not in the best interest to us or our shareholders, or any legal or regulatory restrictions apply. Our Board of Directors will evaluate this opportunity along with alternatives that are or may become available in the relevant time periods and there is no assurance that we will enter into a definitive lease at this new development site.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. As discussed above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we have a $22 million line of credit. A hypothetical 100 basis point adverse movement (increase) in the prime rate would have increased our interest expense for the year ended December 31, 2007 by approximately $0.1 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

At December 31, 2007, we had cash and cash equivalents of $16.0 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have increased our net loss for 2007 by approximately $0.1 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

For the year ended December 31, 2007, we generated $5.6 million of revenue outside the U.S. A majority of our transactions generated outside the U.S. are denominated in U.S. dollars and a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of December 31, 2007, we had

approximately $0.1 million in unbilled receivables that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. As of December 31, 2007, we did not have billed accounts receivable that would expose us to foreign currency exchange risk. During 2007, our average receivables and deferred revenue subject to foreign currency exchange risk were $0.1 million and $0.6 million, respectively. We recorded transaction losses of less than $0.1 million on foreign currency denominated receivables and deferred revenue for the year ended December 31, 2007.

Item 8.	Financial Statements and Supplementary Data

The financial statements listed in Item 15 are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007, that are materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TeleCommunication Systems, Inc.

We have audited TeleCommunication Systems Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TeleCommunication Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, TeleCommunication Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TeleCommunication Systems, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of TeleCommunication Systems, Inc. and subsidiaries and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
February 29, 2008

Part III

Item 10.	Directors , Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the information captioned “Board of Directors” and “Security Ownership of Certain Beneficial Owners and Management” to be included in the Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders, to be held on June 12, 2008 (the “Proxy Statement”). The Company’s Code of Ethics and Whistleblower Procedures may be found at http://www1.telecomsys.com/investorinfo/corpgovernance.cfm.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the information captioned “Board of Directors” and “Executive Compensation” to be included in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated herein by reference from the information captioned “Security Ownership of Certain Beneficial Owners and Management” to be included in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information captioned “Certain Relationships and Related Transactions” and “General Information Concerning the Board of Directors” to be included in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information captioned “Principal Accountant Fees and Services” to be included in the Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TeleCommunication Systems, Inc.

We have audited the accompanying consolidated balance sheets of TeleCommunication Systems, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. For the year ended December 31, 2005, we did not audit the financial statements of TeleCommunication Systems (Holdings) Ltd., a wholly-owned subsidiary, which statements reflect a net loss, which represents 25 percent of the consolidated loss from discontinued operations for the year ended December 31, 2005. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for TeleCommunication Systems (Holdings) Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleCommunication Systems, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TeleCommunication Systems, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
February 29, 2008

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	December 31,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$15,955	$10,358
Accounts receivable, net of allowance of $266 in 2007 and $290 in 2006	20,424	21,544
Unbilled receivables	15,229	7,636
Inventory	5,373	5,293
Other current assets	5,561	2,818
Current assets of discontinued operations	—	13,596

Total current assets	62,542	61,245
Property and equipment, net of accumulated depreciation and amortization of $35,969 in 2007 and $40,594 in 2006	11,209	12,853
Software development costs, net of accumulated amortization of $4,783 in 2007 and $3,262 in 2006	4,406	4,402
Acquired intangible assets, net of accumulated amortization of $509 in 2007 and $362 in 2006	709	856
Goodwill	1,813	1,813
Other assets	1,445	2,526

Total assets	$82,124	$83,695

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$12,459	$10,421
Accrued payroll and related liabilities	4,915	5,663
Deferred revenue	4,685	3,485
Current portion of capital lease obligations and notes payable	5,444	4,900
Current liabilities of discontinued operations	—	11,400

Total current liabilities	27,503	35,869
Capital lease obligations and notes payable, less current portion	10,657	12,721
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 34,970,394 in 2007 and 32,267,893 in 2006	349	322
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 7,301,334 in 2007 and 7,525,672 in 2006	74	76
Additional paid-in capital	227,987	217,739
Accumulated other comprehensive loss	(125)	—
Accumulated deficit	(184,321)	(183,032)

Total stockholders’ equity	43,964	35,105

Total liabilities and stockholders’ equity	$82,124	$83,695

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005

Revenue
Services	$88,062	$88,380	$74,972
Systems	56,106	36,556	27,181

Total revenue	144,168	124,936	102,153

Direct costs of revenue
Direct cost of services	52,161	52,540	39,230
Direct cost of systems, including amortization of software development costs of $1,522, $1,273 and $786, respectively	37,906	17,883	17,719

Total direct cost of revenue	90,067	70,423	56,949

Services gross profit	35,901	35,840	35,742
Systems gross profit	18,200	18,673	9,462

Total gross profit	54,101	54,513	45,204

Operating costs and expenses
Research and development expense	13,072	12,586	13,863
Sales and marketing expense	11,917	11,713	10,535
General and administrative expense	19,334	16,959	15,044
Depreciation and amortization of property and equipment	6,200	7,956	8,625
Amortization of acquired intangible assets	148	147	177

Total operating costs and expenses	50,671	49,360	48,244

Operating Income (Loss)	3,430	5,153	(3,040)
Interest expense	(1,776)	(1,751)	(702)
Amortization of debt discount and debt issuance expenses, including write-off of $2,458 in 2007	(3,176)	(1,447)	(470)
Other (expense)/income, net	508	22	(104)

Income (Loss) from continuing operations	(1,014)	1,976	(4,316)
Loss from discontinued operations	(275)	(23,671)	(7,151)

Net loss	$(1,289)	$(21,695)	$(11,467)

Income (Loss) per share — basic:
Income (Loss) per share from continuing operations	$(0.02)	$0.05	$(0.11)
Loss per share from discontinued operations	(0.01)	(0.60)	(0.19)

Net loss per share — basic	$(0.03)	$(0.55)	$(0.30)

Income (Loss) per share — diluted:
Income (Loss) per share from continuing operations	$(0.02)	$0.05	$(0.11)
Loss per share from discontinued operations	(0.01)	(0.59)	(0.19)

Net loss per share-diluted	$(0.03)	$(0.54)	$(0.30)

Weighted average shares outstanding-basic	41,453	39,430	38,823
Weighted average shares outstanding-diluted	41,453	40,166	38,823

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

					Accumulated
	Class A	Class B		Additional	Other
	Common	Common	Deferred	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Compensation	Capital	Income (Loss)	Deficit	Total

Balance at January 1, 2005	$306	$84	$(787)	$209,778	$(6)	$(149,869)	$59,506
Options exercised for the purchase of 290,980 shares of Class A Common Stock	3	—	—	310	—	—	313
Issuance of 176,851 shares of Class A Common Stock under Employee Stock Purchase Plan	2	—	—	380	—	—	382
Issuance of 14,816 restricted shares of Class A Common Stock to directors and key executives	—	—	(41)	41	—	—	—
Issuance costs related to 2,500,000 shares of Class A Common Stock in connection with a private financing	—	—	—	(81)	—	—	(81)
Surrender of 100,564 restricted shares of Class A Common Stock as payment for payroll tax withholdings	(1)	—	—	(249)	—	—	(250)
Conversion of 373,038 shares of Class B Common Stock to Class A Common Stock	4	(4)	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options at below fair market value	—	—	—	123	—	—	123
Amortization of deferred compensation expense	—	—	597	—	—	—	597
Valuation adjustment to stock options issued to non-employees for service	—	—	—	(27)	—	—	(27)
Foreign currency translation adjustment	—	—	—	—	(34)	—	(34)
Net loss for 2005	—	—	—	—	—	(11,467)	(11,467)

Balance at December 31, 2005	$314	$80	$(231)	$210,275	$(40)	$(161,336)	$49,062

Elimination of deferred compensation upon adoption of SFAS No. 123(R)	—	—	231	(231)	—	—	—
Options exercised for the purchase of 209,632 shares of Class A Common Stock	2	—	—	343	—	—	345
Issuance of 212,194 shares of Class A Common Stock under Employee Stock Purchase Plan	2	—	—	388	—	—	390
Issuance of warrants to purchase 1,750,000 shares of Class A Common Stock	—	—	—	3,455	—	—	3,455
Surrender of 67,827 restricted shares of Class A Common Stock as payment for payroll tax withholdings	(1)	—	—	(187)	—	—	(188)
Conversion of 510,291 shares of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options for continuing operations	—	—	—	2,872	—	—	2,872
Stock compensation expense for issuance of Class A Common Stock options for discontinued operations	—	—	—	504	—	—	504
Vesting of employee stock options	—	—	—	244	—	—	244
Valuation adjustment to stock options issued to non-employees for service	—	—	—	76	—	—	76
Foreign currency translation adjustment	—	—	—	—	40	—	40
Net loss for 2006	—	—	—	—	—	(21,695)	(21,695)

Balance at December 31, 2006	$322	$76	$—	$217,739	$—	$(183,032)	$35,105

TeleCommunication Systems, Inc.

Consolidated Statements of Stockholders’ Equity — (Continued)
(amounts in thousands, except share data)

					Accumulated
	Class A	Class B		Additional	Other
	Common	Common	Deferred	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Compensation	Capital	Income (Loss)	Deficit	Total

Options exercised for the purchase of 1,347,301 shares of Class A Common Stock	14	—	—	3,461	—	—	3,475
Issuance of 173,833 shares of Class A Common Stock under Employee Stock Purchase Plan	2	—	—	541	—	—	543
Exercise of warrants to purchase 886,787 shares of Class A Common Stock	9	—	—	2,208	—	—	2,217
Surrender of 19,358 restricted shares of Class A Common Stock as payment for payroll tax withholdings	—	—	—	(57)	—	—	(57)
Conversion of 224,338 shares of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options for continuing operations	—	—	—	3,963	—	—	3,963
Stock compensation expense for issuance of Class A Common Stock options for discontinued operations	—	—	—	132	—	—	132
Unrealized loss on securities and other	—	—	—	—	(125)	—	(125)
Net loss for 2007	—	—	—	—	—	(1,289)	(1,289)

Balance at December 31, 2007	$349	$74	$—	$227,987	$(125)	$(184,321)	$43,964

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)

	Year ended December 31,
	2007	2006	2005

Operating activities:
Net loss	$(1,289)	$(21,695)	$(11,467)
Less: Loss from discontinued operations	(275)	(23,671)	(7,151)

Income (Loss) from continuing operations	(1,014)	1,976	(4,316)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,200	7,956	8,625
Amortization of acquired intangible assets	148	147	177
Non-cash stock compensation expense — employee	3,963	3,116	720
Non-cash stock compensation expense — non-employee	370	—	—
Amortization of software development costs	1,522	1,273	786
Amortization of debt discount	480	960	—
Amortization of deferred financing fees included in interest expense	313	487	470
Write-off of unamortized debt discount and deferred finance fees	2,458	—	—
Other non-cash (income)/expenses	19	(17)	485
Changes in operating assets and liabilities:
Accounts receivable, net	1,120	(658)	(2,639)
Unbilled receivables	(7,593)	(1,275)	3,524
Inventory	(80)	(2,094)	(635)
Other current assets	(1,870)	152	(1,140)
Other noncurrent assets	541	111	(439)
Accounts payable and accrued expenses	2,038	246	1,423
Accrued payroll and related liabilities	(748)	1,302	195
Deferred revenue	1,200	(638)	758

Net cash provided by operating activities of continuing operations	9,067	13,044	7,994
Net used in operating activities of discontinued operations	(3,598)	(8,037)	(3,240)

Total net cash provided by operating activities	5,469	5,007	4,754

Investing activities:
Purchases of property and equipment	(2,577)	(2,760)	(4,636)
Capitalized software development costs	(1,525)	(1,849)	(1,960)

Net cash used in investing activities of continuing operations	(4,102)	(4,609)	(6,596)
Net cash provided by/(used) in investing activities of discontinued operations	4,000	(1,442)	(2,117)

Net cash used in investing activities	(102)	(6,051)	(8,713)

Financing activities:
Proceeds from issuance of long-term debt	10,000	16,000	2,000
Payments on long-term debt and capital lease obligations	(15,996)	(5,589)	(10,451)
Proceeds from/(payments on) draws on revolving line of credit, net	—	(8,004)	3,004
Financing fees related to issuance of Class A Common Stock and Convertible subordinated debentures	—	(1,470)	(81)
Proceeds from exercise of warrants	2,208	—	—
Proceeds from exercise of employee stock options and sale of stock	4,018	731	696

Net cash (used in)/provided by financing activities of continuing operations	230	1,668	(4,832)
Net cash provided by financing activities of discontinued operations	—	58	—

Net cash (used in)/provided by financing activities	230	1,726	(4,832)

Effect of exchange rates on cash and cash equivalents of discontinued operations	—	357	(140)
Net increase/(decrease) in cash from continuing operations	5,195	10,103	(3,434)
Net increase /(decrease) in cash from discontinued operations	402	(9,064)	(5,497)

Net increase/(decrease) in cash	5,597	1,038	(8,931)

Cash and cash equivalents at the beginning of the year	10,358	9,320	18,251

Cash and cash equivalents at the end of the year	$15,955	$10,358	$9,320

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

Description of Business

TeleCommunication Systems, Inc. develops and applies highly reliable wireless data communications technology. We manage our business in two segments, Commercial and Government:

Commercial Segment. Our carrier software system products enable wireless carriers to deliver premium services including short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. We provide enhanced 9-1-1 (E9-1-1) services, commercial location-based services, and inter-carrier text message distribution services on a hosted, or service bureau basis. As of December 31, 2007, we provide hosted services under contracts with more than 30 wireless carrier networks and Voice-over-Internet-Protocol (VoIP) service providers. We also earn subscriber revenue through wireless applications including our Rand McNally® Traffic application which is available via all major US wireless carriers. We earn carrier software-based systems revenue through the sale of licenses, deployment and customization fees and maintenance fees. Pricing is generally based on the volume of capacity purchased from us by the carrier. We also provide carrier technology on a hosted, i.e., service bureau basis; that is, customers use our software functionality through connections to and from our network operations centers, paying us monthly based on the number of subscribers, cell sites, or call center circuits, or message volume.

Government Segment. We design, assemble, sell and maintain satellite-based network communication systems, including our SwiftLink® deployable communication systems which incorporate high speed, encrypted, Internet Protocol technology. We also own and operate secure satellite teleport facilities, and resell access to satellite airtime (known as space segment).

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

Allowances for Doubtful Accounts Receivable. Substantially all of our accounts receivable are trade receivables generated in the ordinary course of our business. We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of significant past-due receivables and by establishing provisions for estimated losses by analyzing current and historical bad debt trends. Changes to our allowance for doubtful accounts are recorded as a component of general and administrative expenses in our accompanying Consolidated Statements of Operations. Our credit and collection policies and the financial strength of our customers are critical to us in maintaining a relatively small amount of write-offs of receivables. We generally do not require collateral from or enter netting agreements with our customers. Receivables that are ultimately deemed uncollectible are charged-off as a reduction of receivables and the allowance for doubtful accounts.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Investments in Marketable Securities and Note Receivable. The Company holds approximately $0.9 million of marketable securities and a $1.0 million note receivable which were obtained as partial consideration from three small divestitures during 2007. The marketable securities and note receivable are included in other current assets and marketable securities are classified as available-for-sale in accordance with the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value based on quoted market price with net unrealized losses of $0.1 million reported in stockholders’ equity as a component of accumulated other comprehensive income. The Company considers the loss on one of the securities to be temporary because of restructuring in process at the issuing company and the Company has the ability and the intent to hold the investments for a reasonable period of time. If the Company determines that a decline in fair value of one or both of the marketable securities is other than temporary, a realized loss would be recognized in earnings. Gains or losses on securities sold will be based on the specific identification method. The note receivable bears simple interest at 8.25% over an 18-month term and is due in November of 2008.

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of equipment, generally five years for furniture and fixtures and three years for computer equipment, software and vehicles. Our depreciable asset base includes equipment in our network operations centers related to our hosted service offerings, development costs for computer software for internal use, and company-wide computer hardware. In the second quarter of 2006, a review of experience with equipment and software used in our service bureau operations led us to adjust their average asset lives from three years to four years on a prospective basis. Depreciation expense in 2006 was $0.4 million less than it would have been if the shorter lives had been used. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease. Assets held under capital leases are stated at the lesser of the present value of future minimum lease payments or the fair value of the property at the inception of the lease. The assets recorded under capital leases are amortized over the lesser of the lease term or the estimated useful life of the assets in a manner consistent with our depreciation policy for owned assets.

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

Costs we incurred are capitalized when technological feasibility has been established. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. Costs that are capitalized include direct labor, related overhead and other direct costs. These costs are amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, which has not been greater than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. Our policies to determine when to capitalize software development costs and how much to amortize in a given period require us to make subjective estimates and judgments. If our software products do not achieve the level of market acceptance that we expect and our

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods. The amortization of capitalized software development costs has been recorded as a cost of revenue.

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

For 2007, 2006, and 2005, we capitalized $1,525, $1,849, and 1,960, respectively, of software development costs of continuing operations for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized and are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software, which is part of our continuing operations.

We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

Acquired Intangible Assets. Acquired intangible assets have useful lives of 5 to 19 years. We are amortizing these assets using the greater of the straight-line method or the revenue curve method.

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

Other Comprehensive Income/Loss. Comprehensive income/loss includes changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income/loss refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from net income. For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments for our European subsidiary are included as a component of accumulated other comprehensive loss in stockholders’ equity. Also included are any unrealized gains or losses on marketable securities that are classified as available-for-sale. Total comprehensive loss for the three years ended December 31, 2007 was not materially different than consolidated net loss.

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

Systems revenue is also derived from fees for the development, implementation and maintenance of custom applications. Fees from the development and implementation of custom applications are generally performed under time and materials and fixed fee contracts. Revenue is recognized under time and materials contracts and cost plus fee contracts as billable costs are incurred. Fixed-price product delivery contracts are accounted for using the percentage-of-completion or proportional performance method, measured either by total costs incurred as a percentage of total estimated costs at the completion of the contract, or direct labor costs incurred compared to estimated total direct labor costs for projects for which third-party hardware represents a significant portion of the total estimated costs. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones. Any estimated losses under long-term contracts are recognized in their entirety at the date that they become evident. Revenue from hardware sales to our monthly subscriber customers is recognized as systems revenue.

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

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense totaled $34, $29, and $120, for the years ended December 31, 2007, 2006, and 2005, respectively.

Capitalized Interest. Total interest incurred was $5,026, $3,253, and $1,312 for the years ended December 31, 2007, 2006, and 2005, respectively. Approximately $74, $55, and $140 of total interest incurred was capitalized as a component of software development costs and construction in progress during the year ended December 31, 2007, 2006, and 2005 respectively.

Stock-Based Compensation. We have two stock-based employee compensation plans, which are described more fully in Note 17.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Beginning January 1, 2006, the Financial Accounting Standards Board (FASB) Statement No. 123(R) (“Statement No. 123(R)”) requires us to report all share based payments to employees, including grants of employee stock options in the income statement based on their fair value. We adopted Statement No. 123(R) effective January 1, 2006 using the modified prospective method. Had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net loss and loss per share below.

On October 28, 2005, our Board of Directors adopted resolutions to accelerate the vesting of certain outstanding, unvested “out-of-the-money” stock options. The accelerated vesting provisions applied to all qualifying options with an exercise price of $6.00 or greater and as a result, options to purchase 1,455,000 shares of our stock became fully exercisable as of that date. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these options upon the adoption of Statement No. 123(R), which we adopted on January 1, 2006 as discussed above. Statement No. 123(R) requires that compensation expense associated with stock options be recognized in the statement of operations rather than as a pro forma footnote disclosure in our consolidated financial statements. The acceleration of the vesting of these options eliminated the future non-cash stock compensation expense associated with these outstanding options. We estimated that the related future compensation expense to be recorded under Statement No. 123(R) that was eliminated as a result of the acceleration of vesting these options was approximately $1,200.

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

The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of FASB Statement 123(R), to stock-based employee compensation, for the years ended December 31, 2005.

2005

Net loss attributable to common stockholders, as reported	$(11,467)
Add: Stock-based employee compensation expense included in reported net loss	720
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,898)

Pro forma net loss attributable to common stockholders	$(15,646)

Loss per share — basic and diluted:
As reported	$(0.30)

Pro forma	$(0.40)

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

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company is evaluating the impact of this standard and does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company adopted FIN 48 on January 1, 2007 for which there was no cumulative effect of applying the provisions of this interpretation. The Company classifies interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for year ended December 31, 2007 and the consolidated balance sheet at December 31, 2007. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. and state jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before 2003.

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Liabilities.” SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for us for acquisitions made after November 30, 2009. The Company is evaluating the impact of this standard and does not expect the adoption of SFAS 141(R) to have a material impact on its financial statements.

2.	Enterprise Assets-Discontinued Operations

As of December 31, 2005, we committed to a plan to sell our Enterprise division operations, which had previously been included in our Commercial Segment. Accordingly, the assets, liabilities, results of operations, and cash flows for the Enterprise assets have been classified as discontinued operations for all periods presented in the Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144). As a

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

result of the classification of these assets as discontinued operations, we had continued to perform quarterly reviews of the associated goodwill and other long lived assets for impairment. During 2006, we recorded an impairment charge of $15,500 in our loss from discontinued operations which is included on the Consolidated Statement of Operations. They continued to be a part of our business until sold during the first half of 2007. The operations and cash flows of the businesses have been eliminated from those of continuing operations and the Company has no significant involvement in the operations since the disposal transactions.

Effective January 1, 2007, the Company sold two of its three Enterprise units to strategic buyers for common stock in the acquiring publicly traded companies valued at approximately $1,000 and earn-out arrangements. The Company does not currently expect to receive material payments from the earn-out arrangements. During May 2007, the last Enterprise unit was sold to TPA Acquisition Corporation for $4,000 in cash ($200 remains in escrow), a $1,000 note receivable bearing interest at 8.25% over 18-months, and $250 in equity interest.

Enterprise assets and liabilities classified as discontinued operations in the accompanying Consolidated December 31, 2006 balance were as follows:

December 31,
2006

Assets:
Current assets	$8,739
Long-lived assets and goodwill	4,816
Other long term assets	41

Assets of discontinued operations	13,596

Liabilities:
Accounts payable and accrued liabilities	9,036
Deferred revenue and other liabilities	2,364

Liabilities of discontinued operations	11,400

Net assets of discontinued operations	$2,196

Impairment charges of $15,500 to adjust the estimated carrying value of Enterprise long-lived assets and goodwill were recorded during 2006 based on information obtained during the process of offering the operating assets for sales and the declines in the Subscriber businesses being sold. Summarized results of operations for the Enterprise assets included in the accompanying Consolidated Statement of Operations are as follows:

	2007	2006	2005

Revenue	$5,569	$26,020	$28,127

Gross profit	$833	$4,469	$6,025

Loss from discontinued operations	$(275)	$(23,671)	$(7,151)

During 2007, 2006, and 2005 total revenues generated from Enterprise systems and services in the U.S. were $5,569, $22,020 and $23,127, respectively, and the total revenues generated from products and services of our Enterprise division outside of the U.S. were $4,000 and $5,000, respectively for 2006 and 2005. The Enterprise division did not have any customers that constituted a significant portion of our consolidated net revenues. As of December 31, 2006 our Enterprise division had approximately $1,800 of assets located outside the U.S.

Leases for European offices have been assigned to the buyer of one of the subscriber units sold effective January 1, 2007. We incurred rent expense related to these facilities of $1,318 in 2006 and $900 in 2005.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

3.	Loss Per Common Share

Basic loss per common share is based upon the average number of shares of common stock outstanding during the period. Because we incurred a loss from continuing operations in 2007 and 2005 potentially dilutive securities were excluded from the computation because the result would be anti-dilutive. These potentially dilutive securities consist of stock options, restricted stock, and warrants as discussed in Notes 1 and 17.

The following table summarizes the computations of basic and diluted earnings per share for the years ended December 31:

	2007	2006	2005

Income (Loss) from continuing operations	$(1,014)	$1,976	$(4,316)
Loss from discontinued operations	(275)	(23,671)	(7,151)

Net loss	$(1,289)	$(21,695)	$(11,467)

Denominator for basic earnings per share — weighted-average common shares outstanding	41,453	39,430	38,823
Net effect of dilutive stock options based on treasury stock method	—	632	—
Net effect of dilutive warrants based on treasury stock method	—	104	—

Denominator for diluted earnings per share — weighted-average common shares outstanding and assumed conversions	41,543	40,166	38,823

Income (Loss) per share — basic:
Income (Loss) per share from continuing operations	$(0.02)	$0.05	$(0.11)
Loss per share from discontinued operations	(0.01)	(0.60)	(0.19)

Net loss per share — basic	$(0.03)	$(0.55)	$(0.30)

Income (Loss) per share — diluted:
Income (Loss) per share from continuing operations	$(0.02)	$0.05	$(0.11)
Loss per share from discontinued operations	(0.01)	(0.59)	(0.19)

Net loss per share-diluted	$(0.03)	$(0.54)	$(0.30)

4.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $1,979, $1,725, and $3,761 during the years ended December 31, 2007, 2006, and 2005, respectively.

As partial consideration for our 2007 divestitures, we received publicly trade common stock in two of the acquiring companies valued at approximately $1,000 at the time of January 2007 closing on the transactions.

Interest paid totaled $1,002, $607, and $843 during the years ended December 31, 2007, 2006, and 2005, respectively.

5.	Unbilled Receivables

Unbilled receivables consist of the excess of revenue earned in accordance with generally accepted accounting principles over the amounts billable at contract milestones. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

6.	Inventory

Inventory consisted of the following at December 31:

	2007	2006

Component parts	$2,670	$2,942
Finished goods	2,703	2,351

Total inventory at year end	$5,373	$5,293

7.	Property and Equipment

Property and equipment consisted of the following at December 31:

	2007	2006

Computer equipment	$24,393	$31,320
Computer software	16,360	16,370
Furniture and fixtures	2,558	2,159
Leasehold improvements	2,760	2,491
Land	1,000	1,000
Vehicles	107	107

Total property and equipment at cost at year end	47,178	53,447
Less: accumulated depreciation and amortization	(35,969)	(40,594)

Net property and equipment at year end	$11,209	$12,853

8.	Acquired Intangible Assets and Capitalized Software Development Costs

Our acquired intangible assets and capitalized software development costs consisted of the following:

	December 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Lists	$606	$405	$201	$606	$290	$316
Trademarks & Patents	612	104	508	612	72	540
Software development costs, including acquired technology	9,189	4,783	4,406	7,664	3,262	4,402

Total	$10,407	$5,292	$5,115	$8,882	$3,624	$5,258

Estimated future amortization expense:
Year ending December 31, 2008	$2,103
Year ending December 31, 2009	$1,509
Year ending December 31, 2010	$452
Year ending December 31, 2011	$452
Year ending December 31, 2012	$251
Thereafter	$348

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

We routinely update our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.

9.	Accounts Payable and Accrued Expenses

Our accounts payable and accrued expenses consist of:

	December 31, 2007	December 31, 2006

Accounts payable	$5,848	$4,388
Accrued expenses	6,611	6,033

Total accounts payable and accrued expenses at year end	$12,459	$10,421

Accrued expenses consist primarily of costs incurred for which we have not yet been invoiced, accrued sales taxes, and amounts due to our E9-1-1 customers that we have billed and collected from regulating agencies on their behalf under cost recovery arrangements.

10.	Line of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. In June 2007, we amended the agreement to extend our line of credit and decrease the cost of borrowing. Under the amended agreement, the availability of the line was extended to June 2010, and the borrowing rate decreased from prime plus 1.25% to the bank’s prime rate which was 7.25% per annum at December 31, 2007. Our maximum borrowing availability remained the same at $22,000. Borrowings at any time are limited to an amount based principally on accounts receivable levels and a working capital ratio, each as defined in the amended line of credit agreement. The line of credit available is also reduced by the amounts of letters of credit outstanding which totaled $2,921 at December 31, 2007.

Our amended line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and maintenance of a minimum tangible net worth. The agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the borrowings; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement.

As of December 31, 2007, we were in compliance with the covenants related to our line of credit. We believe that the Company will continue to comply with its restrictive covenants. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable.

As of December 31, 2007 and 2006 we had no borrowings outstanding under the line of credit and we had approximately $11,000 and $9,000, respectively, of unused borrowing availability under this line.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

11.	Long-Term Debt

Long-term debt consists of the following at December 31:

	2007	2006

Note payable dated June 2007 due July 1, 2012 and bearing interest at prime rate plus 0.25% per annum, See further description	$9,167	—
Note payable dated March 10, 2006 refinanced June 2007	—	$7,504
Note payable dated December 28, 2006, due December 28, 2009, and bearing interest at 10.35% per annum, The note requires monthly installments of principal and interest of $162 through December 28, 2009. This note is secured by accounts receivable of $590 at December 31, 2007	3,501	5,000
Note payable dated April 17, 2006, paid in full April 17, 2007,	—	657
Other	1	5

Total long term debt	12,669	13,166
Less: current portion	(3,661)	(2,160)

Non current portion of long term debt	$9,008	$11,006

Aggregate maturities of long-term debt at December 31, 2007 are as follows:

2008	$3,661
2009	3,841
2010	2,000
2011	2,000
2012	1,167

Total	$12,669

On June 25, 2007, we refinanced $10,000 of March 2006 secured notes with a five year bank term loan. The borrowing rate under the new term loan was the prime rate plus 0.25% per annum (7.5% at December 31, 2007) and payments are due in equal monthly installments of $167 plus interest. In March 2006, we issued (i) $10,000 of secured notes due March 10, 2009, with cash interest at 14% per annum, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share expiring March 10, 2009. The resulting carrying value of the debt at issuance was $6,500, net of the original discount of $3,500 which was being amortized to interest expense over its three-year term using the effective interest method, yielding an effective interest rate of 15.2%. The remaining unamortized debt discount and issuance expenses of $2.4 million were written off in the second quarter of 2007 as a result of early retirement of the March 2006 note.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

12.	Capital Leases

We lease certain equipment under capital leases. Property and equipment included the following amounts for capital leases at December 31:

	2007	2006

Computer equipment	$5,685	$9,925
Computer software	1,474	2,072
Furniture and fixtures	237	237
Leasehold improvements	6	46

Total equipment under capital lease at cost	7,402	12,280
Less: accumulated amortization	(3,824)	(7,268)

Net property and equipment under capital leases	$3,578	$5,012

Capital leases are collateralized by the leased assets. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for the current fair market value, capped at 18.5% of the original purchase price. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at December 31, 2007:

2008	$1,972
2009	1,151
2010	412
2011	117
2012	108

Total minimum lease payments	3,760
Less: amounts representing interest	(328)

Present value of net minimum lease payments (including current portion of $1,783)	$3,432

13.	Common Stock

Our Class A common stockholders are entitled to one vote for each share of stock held for all matters submitted to a vote of stockholders. Our Class B stockholders are entitled to three votes for each share owned.

14.	Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, marketable securities, and long-term debt approximate their respective carrying values as of December 31, 2007 and 2006. The carrying amounts of cash and cash equivalents, note receivable, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

15.	Income Taxes

During the years ended December 31, 2007, and 2006, respectively, we did not record either a current or deferred tax provision due to our current loss position and uncertainty regarding the realization of our net deferred tax assets.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Significant components of our deferred tax assets and liabilities at December 31 were:

	2007	2006

Deferred tax assets:
Net operating loss carryforward	$39,564	$40,174
Net deferred tax assets from discontinued operations	3,656	6,289
Research and development tax credit	2,330	2,753
Stock compensation expense	1,526	231
Depreciation and amortization	1,035	1,123
Reserves and accrued expenses	958	1,047
Deferred revenue	813	396
Charitable contributions	62	92

Total deferred tax assets	49,944	52,105

Deferred tax liabilities:
Capitalized software development costs	(1,202)	(775)
Other	(4)	(6)

Total deferred tax liabilities	(1,206)	(781)

Net deferred tax asset	48,738	51,324
Valuation allowance for net deferred tax asset	(48,738)	(51,324)

Net deferred tax asset recognized in the consolidated balance sheets	$—	$—

At December 31, 2007, we had U.S. federal net operating loss carryforwards for income tax purposes of approximately $107 million, which includes $31.2 million, acquired upon the acquisition of Xypoint in 2001. The net operating loss carryforwards acquired in connection with the purchase of Xypoint Corporation in 2001 will begin to expire in 2011. The remaining net operating loss carryforwards will expire from 2019 through 2026.

The timing and manner in which we may utilize the net operating loss carryforwards in future tax years will be limited by the amounts and timing of future taxable income and by the application of the ownership change rules under Section 382 of the Internal Revenue Code. Utilization of the Xypoint net operating losses are limited as a result of ownership changes. As of December 31, 2007, the product of the remaining Xypoint net operating loss carrryforward period in comparison to the annual limitation amount, results in excess acquired tax attributes which will expire prior to utilization. Therefore, our deferred tax assets as of December 31, 2007 were reduced for the portion of the Xypoint net operating loss totaling, $3,566, as well as a portion of the research and development tax credit totaling $557, which cannot be used before they expire.

The remaining U.S. federal net operating loss carryforwards may become subject to limitations under the Internal Revenue Code as well. We have state net operating loss carryforwards available which expire through 2026, utilization of which will be limited in a manner similar to the federal net operating loss carryforwards. At December 31, 2007, $5 million of our deferred deductions related to stock options exercises. To the extent that carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders’ equity. We have established a full valuation allowance with respect to these federal and state loss carryforwards and other net deferred tax assets due to uncertainties surrounding their realization.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. federal statutory rate of 34% to loss from continuing operations for the year ended December 31 is as follows:

	2007	2006	2005

Income tax (benefit) at statutory rate	$(364)	$653	$(1,467)
Expired Xypoint tax attributes as described above	1,894	—	—
Non deductible items	255	55	48
Change in valuation allowances	(887)	(2,241)	2,161
Non deductible stock compensation expense	(705)	689	—
Research and development tax credit	(130)	(43)	(70)
Change in state apportionment tax rates on deferred assets/liabilities	(41)	807	(537)
State tax (benefit)	(8)	52	(135)
Other	(14)	28	—

Total	$—	$—	$—

16.	Employee Benefit Plan

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the provisions of plan, the Company may contribute a discretionary match. The plan may also contribute a non-elective contribution determined by the Company. For 2007, the Company matched 35% of employee deferrals. The Company contribution was $0.6 million, $0.2 million and $0.1 million for the years ended December 31, 2007, 2006, and 2005 respectively.

17.	Stock-based Compensation Plans

We maintain two stock-based compensation plans: a stock incentive plan, and an employee stock purchase plan.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Stock Incentive Plan. We maintain a stock incentive plan that is administered by our Compensation Committee of our Board of Directors. Options granted under the plan vest over periods ranging from one to five years and expire 10 years from the date of grant. Under the principal share-based compensation plans, the Company may grant certain employees, directors and consultants options to purchase common stock, stock appreciation rights and restricted stock units. Options are rights to purchase common stock of the Company at the fair market value on the date of the grant. Stock appreciation rights are equity settled share-based compensation arrangements whereby the number of shares that will ultimately be issued is based upon the appreciation of the Company’s common stock and the number of awards granted to an individual. Restricted stock units are equity settled share-based compensation arrangements of a number of share of the Company’s common stock. Restricted stock unit holders do not have voting rights until the restrictions lapse. A summary of our stock option activity and related information consists of the following for the years ended December 31 (all share amounts in thousands):

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	11,622	$3.62	9,793	$3.86	8,650	$4.25
Granted	2,537	3.69	2,908	2.42	2,786	2.55
Exercised	(1,347)	2.58	(199)	1.75	(291)	1.08
Forfeited	(1,668)	4.07	(880)	3.26	(1,352)	4.30

Outstanding, end of year	11,144	$3.69	11,622	$3.62	9,793	$3.86

Exercisable, at end of year	6,515	$4.14	6,823	$4.33	5,997	$4.55

Vested and expected to vest, at end of year	7,510	$3.69	8,179	$3.62	7,002	$3.86

Estimated weighted-average grant- date fair value of options granted during the year	$3.69		$2.42		$2.06

Weighted-average remaining contractual
life of options outstanding at end of year	6.6 years		7.0 years		7.3 years

Exercise prices for options outstanding at December 31, 2007 ranged from $0.01 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
		Exercise Prices	Contractual Life		Exercise Prices
	Options	of Options	of Options	Options	of Options
Exercise Prices	Outstanding	Outstanding	Outstanding (years)	Exercisable	Exercisable

$0.01 – $2.61	4,071	$2.31	7.07	1,983	$2.21
$2.61 – $5.21	4,848	$3.42	6.67	2,307	$3.23
$5.21 – $7.82	2,195	$6.75	5.58	2,195	$6.75
$7.82 – $26.05	30	$11.07	5.01	30	$11.07

Total end of year	11,144			6,515

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

In calculating the fair value of our stock options using Black-Scholes for the years ended December 31, 2007, 2006, and 2005, respectively, our assumptions were as follows:

	For the Years Ended
	December 31,
	2007	2006	2005

Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate(%)	4.24% - 4.90%	4.56%	4.25%
Volatility(%)	68.1% - 83%	78%	105%
Dividend yield(%)	0%	0%	0%

Prior to our initial public offering in 2000, we granted incentive stock options to employees and directors to purchase 885,983 shares of Class A Common Stock. The options were granted at an exercise price less than the estimated market value of Class A Common Stock at the date of grant. Net loss, as reported, includes $123 of non-cash stock compensation expense related to these grants for the year-ended December 31, 2005. These options had fully vested as of December 31, 2005, and accordingly we will not recognize any future expense related to these options.

For the years ended December 31, 2007, 2006, and 2005, the Company granted a total of 89,600, 22,025, and 14,816 of restricted shares of Class A Common Stock to directors and certain key executives. The restrictions expired at the end of one year for directors and expire in annual increments over three years for executives conditional on continued employment. The fair value of the restricted stock on the date of issuance is recognized as non-cash stock compensation expense over the period over which the restrictions expire. We recognized $328, $244, and $597 of non-cash stock compensation expense related to these grants for the years ended December 31, 2007, 2006, and 2005, respectively. We expect to record future stock compensation expense of $55 as a result of these restricted stock grants that will be recognized over the remaining vesting periods.

Employee Stock Purchase Plan. We have an employee stock purchase plan (the Plan) that gives all employees an opportunity to purchase shares of our Class A Common Stock. The Plan allows for the purchase of 1,384,932 shares of our Class A Common Stock at a discount of 15% of the fair market value. The discount of 15% is calculated based on the average daily share price on either the first or the last day of each quarterly enrollment period, whichever date is more favorable to the employee. Option periods are three months in duration. As of December 31, 2007, 958,821 shares of Class A Common Stock have been issued under the Plan. Compensation expense relating to the Employee Stock Purchase Plan is not material.

As of December 31, 2007, our total shares of Class A Common Stock reserved for future issuance is comprised of:

(in thousands)

Stock incentive plan	7,002
Warrants (see Note 11)	1,750
Employee stock purchase plan	426

Total shares restricted for future use	9,178

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Composition of non-cash stock compensation expense was as follows:
Direct costs of revenue	$2,080	$1,509	$16
Research and development expense	867	558	11
Sales and marketing expense	628	326	18
General and administrative expense	758	723	675

Total non-cash stock compensation expense	$4,333	$3,116	$720

18.	Operating Leases

We lease certain office space and equipment under non-cancelable operating leases that expire on various dates through 2015. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2007:

2008	$3,428
2009 - 2010	4,369
2011 - 2012	1,593
Beyond	891

$10,278

Our leases include our offices in Annapolis, Maryland under a lease expiring in March 2008, a second facility in Annapolis under a lease expiring in April 2008, a facility in Seattle, Washington under a lease expiring in September 2010, a facility in Oakland, California under a lease expiring August 2009, and a facility in Tampa, Florida under a lease expiring in December 2009 and a production facility in Tampa, Florida under a lease expiring in December 2015. The Annapolis facilities are utilized for executive and administrative offices, as well as portions of our Commercial and Government Segments. We are currently negotiating extension of our lease terms for our Annapolis facilities. The Seattle and Oakland facilities are utilized by our Commercial Segment and the Tampa facility is utilized by our Government Segment. Future payments on all of our leases are estimated based on future payments including the minimum future rent escalations, if any, stipulated in the respective agreements.

Rent expense for continuing operations was $3,823, $3,603, and $3,480 for the years ended December 31, 2007, 2006, and 2005, respectively.

19.	Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenues, accounts receivable, and unbilled receivables from continuing operations are summarized in the following tables.

		% of Total Revenues For the Year Ended December 31,
Customer	Segment	2007	2006	2005

U.S. Government	Government	37%	25%	17%
Customer A	Commercial	20%	20%	17%

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

	As of December 31, 2007		As of December 31, 2006
	Accounts	Unbilled	Accounts	Unbilled
Customer	Receivable	Receivables	Receivable	Receivables

U.S. Government	40%	66%	24%	36%
Customer A	<10%	<10%	<10%	<10%
Customer B	11%	<10%	11%	<10%

As of December 31, 2007, our total exposure to credit risk was $23,689 based on the amount due to us by the above customers. As of December 31, 2006 and 2005, our exposure to such risks was $12,645 and $15,598 respectively. We did not experience significant losses from amounts due to us by any customers for the year ended December 31, 2007.

20.	Business and Geographic Segment Information

Our two reporting segments are the Commercial Segment and the Government Segment.

Our Commercial Segment products and services enable wireless carriers to deliver short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. Our Commercial Segment also provides E9-1-1 services, commercial location-based services, inter-carrier text message distribution services, and carrier technology on a hosted, or service bureau, basis. We also earn subscriber revenue through wireless applications including our Rand McNally® Traffic application.

Our Government Segment designs, assembles, sells and maintains data network communication systems, including our SwiftLink® deployable communication systems. We also own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment), and provide communication systems integration, information technology services, and software systems and services to the U.S. Department of Defense and other government customers.

Management evaluates segment performance based on gross profit. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.

For the years ended December 31, 2007, 2006, and 2005, respectively, our revenues include approximately $5,551, $7,349, and $6,874 of revenues generated from customers outside of the United States.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The following table sets forth results for our reportable segments as of December 31, 2007. All revenues reported below are from external customers. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Year ended December 31,
	2007			2006			2005
	Comm.	Gvmt	Total	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$58,793	$29,269	$88,062	$59,741	$28,639	$88,380	$54,198	$20,774	$74,972
Systems	16,521	39,585	56,106	17,219	19,337	36,556	11,668	15,513	27,181

Total revenue	75,314	68,854	144,168	76,960	47,976	124,936	65,866	36,287	102,153

Direct costs of revenue
Direct cost of services	29,346	22,815	52,161	31,409	21,131	52,540	25,885	13,345	39,230
Direct cost of systems	5,024	32,882	37,906	5,211	12,672	17,883	5,710	12,009	17,719

Total Direct Costs	34,370	55,697	90,067	36,620	33,803	70,423	31,595	25,354	56,949

Gross profit
Services gross profit	29,447	6,454	35,901	28,332	7,508	35,840	28,313	7,429	35,742
Systems gross profit	11,497	6,703	18,200	12,008	6,665	18,673	5,958	3,504	9,462

Total Gross Profit	$40,944	$13,157	$54,101	$40,340	$14,173	$54,513	$34,271	$10,933	$45,204

	2007	2006	2005

Total segment gross profit	$54,101	$54,513	$45,204
Research and development expense	(13,072)	(12,586)	(13,863)
Sales and marketing expense	(11,917)	(11,713)	(10,535)
General and administrative expense	(19,334)	(16,959)	(15,044)
Depreciation and amortization of property and equipment	(6,200)	(7,956)	(8,625)
Amortization of acquired intangible assets	(148)	(147)	(177)
Interest expense	(1,776)	(1,751)	(702)
Amortization of debt discount and debt issuance expenses, including $2,458 write-off in 2007	(3,176)	(1,447)	(470)
Other income/(expense), net	508	22	(104)

Income (Loss) from continuing operations	(1,014)	1,976	(4,316)
Loss from discontinued operations	(275)	(23,671)	(7,151)

Net loss	$(1,289)	$(21,695)	$(11,467)

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

21.	Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006. The quarterly information has not been audited, but in our opinion, includes all normal recurring adjustments, which are, in the opinion of the Management, necessary for fair statement of the results of the interim periods.

	2007
	Three Months Ended
	(unaudited)
	March 31	June 30	September 30	December 31

Revenue	$34,119	$35,336	$37,635	$37,078

Gross profit	$14,295	$10,681	$14,138	$14,987

Income (loss) from continuing operations	$767	$(5,993)	$1,716	$2,498
Income (loss) from discontinued operations	(124)	(145)	54	(61)

Net income (loss)	$643	$(6,138)	$1,770	$2,437

Earnings per share — basic from continuing operations	$0.02	$(0.15)	$0.04	$0.06
Loss per share — basic from discontinued operations	$(0.00)	$(0.00)	$0.00	$(0.00)

Net loss per share — basic	$0.02	$(0.15)	$0.04	$0.06

Earnings per share — diluted from continuing operations	$0.02	$(0.15)	$0.04	$0.06
Income (loss) per share — diluted from discontinued operations	$(0.00)	$(0.00)	$0.00	$(0.00)

Net income (loss) per share — diluted	$0.02	$(0.15)	$0.04	$0.06

	2006
	Three Months Ended
	(unaudited)
	March 31	June 30	September 30	December 31

Revenue	$31,686	$31,943	$31,810	$30,496

Gross profit	$13,562	$14,240	$13,574	$13,136

Income from continuing operations	$342	$759	$761	$111
Loss from discontinued operations	(2,054)	(2,314)	(14,510)	(4,793)

Net loss	$(1,712)	$(1,555)	$(13,749)	$(4,682)

Earnings per share — basic from continuing operations	$0.01	$0.02	$0.02	$0.00
Loss per share — basic from discontinued operations	$(0.05)	$(0.06)	$(0.37)	$(0.12)

Net loss per share — basic	$(0.04)	$(0.04)	$(0.35)	$(0.12)

Earnings per share — diluted from continuing operations	$0.01	$0.02	$0.02	$0.00
Loss per share — diluted from discontinued operations	$(0.05)	$(0.06)	$(0.37)	$(0.11)

Net loss per share — diluted	$(0.04)	$(0.04)	$(0.35)	$(0.11)

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

22.	Commitments and Contingencies

In October 2006, two former shareholders of Xypoint Corporation sued the former officers and directors of that corporation for breach of fiduciary duty and violation of certain Washington state securities and consumer protection acts when they approved, and recommended that shareholders approve the merger of Xypoint into TeleCommunication Systems, Inc. The plaintiffs requested unspecified damages. The merger agreement from 2001 provided that we would indemnify the officers and directors of Xypoint for a period of six years after the merger (ending January 2007) for their actions in approving the merger. In December 2006, the complaint was amended to include TCS as a defendant, as the successor-in-interest to Xypoint Corporation and Windward Acquisition Corporation (our acquisition subsidiary), both extinguished corporations. On May 7, 2007, the Honorable Jeffrey M. Ramsdell of the King County Superior Court (Washington) entered an order dismissing the complaint, with prejudice. On October 19, 2007, the plaintiffs filed an appeal of the dismissal order with the Washington Court of Appeals. We have purchased Directors and Officers insurance policies to cover claims against the former officers and directors of Xypoint and us, and believe that one or both of those insurance policies may cover some or all of the costs of this lawsuit. We intend to continue to defend the appeal vigorously. Although we believe a material loss is remote, we can make no assurances that the outcome will be favorable to us or that the insurance policies will be sufficient to cover the costs incurred or any judgment amounts that may result.

On July 12, 2006, we filed suit in the US District Court for the Eastern District of Virginia against Mobile 365 (now Sybase 365, a subsidiary of Sybase Inc.) and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience, issued to the Company. We resolved the matter with regard to WiderThan Americas, and during the second quarter of 2007 we received a favorable jury decision that Sybase 365 infringed the claims of our patent. The jury awarded us a one-time monetary payment in excess of $10 million for past damages and a 12% royalty. The jury also found Sybase 365’s infringement willful and upheld the validity of the patent. The jury’s findings remain subject to post trial motions. After the judge rules on the post trial motions, either side may appeal to the US Court of Appeals for the Federal Circuit. There can be no assurances to what extent the matter will continue to be successful, if at all. Additionally, we could be subject to counter claims.

In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. Telecommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our common stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate common stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of common stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act, and that the underwriters violated Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. We will continue to defend the lawsuit vigorously. On February 15, 2005, the District Court issued an Order preliminarily approving a settlement agreement among class plaintiffs, all issuer defendants and their insurers, provided that the parties agree to a modification narrowing the scope of the bar order set forth in the settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision, and have informed the

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

District Court that they would like to be heard by the District Court as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. We intend to continue to defend the lawsuit until the settlement has received final approval or the matter is resolved otherwise. More than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us, and we believe that the majority of those companies will participate in the same settlement if approved.

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

Name	Title	Date

/s/ Maurice B. Tosé Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 5, 2008
/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 5, 2008
/s/ James M. Bethmann James M. Bethmann	Director	March 5, 2008
/s/ Clyde A. Heintzelman Clyde A. Heintzelman	Director	March 5, 2008
/s/ Richard A. Kozak Richard A. Kozak	Director	March 5, 2008
/s/ Weldon H. Latham Weldon H. Latham	Director	March 5, 2008
/s/ Byron F. Marchant Byron F. Marchant	Director	March 5, 2008

EXHIBIT INDEX

Exhibit
Numbers		Description

4.1		Amended and Restated Articles of Incorporation. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.2		Second Amended and Restated Bylaws. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.3		Form of Class A Common Stock certificate. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
4.5		Warrants to Purchase Common Stock issued pursuant to the Securities Purchase Agreement for each of the investors party to the Securities Purchase Agreement dated January 13, 2004. (Incorporated by reference to the company’s Current Report on Form 8-K filed on January 23, 2004)
4.6		Note Purchase Agreement dated March 13, 2006 by and among the company and the Purchasers named therein (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
4.7		Warrants to Purchase Common Stock issued pursuant to the Note Purchase Agreement dated March 13, 2006 to each of the Purchasers named therein (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
4.8		Notes issued pursuant to the Note Purchase Agreement dated March 13, 2006 to each of the Purchasers named therein (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
4.9		Registration Rights Agreement dated March 13, 2006 by and among the company and the Investors named therein (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
4.10		Intellectual Property Security Agreement dated March 13, 2006 by and among the company, Bonanza Master Fund Ltd., as Agent, and the Secured Parties named therein (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
4.11		Subordination Agreement dated March 13, 2006 by and among the company, Silicon Valley Bank, and the Purchasers named therein (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
10.1		West Garrett Office Building Full service Lease Agreement dated October 1, 1997 by and between the company and West Garrett Joint Venture. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.2†	Form of Indemnification Agreement. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.3†	Fourth Amended and Restated 1997 Stock Incentive Plan. (Incorporated by reference to Appendix A to the company’s definitive proxy statement for its 2004 Annual Meeting of stockholders as filed with the SEC on June 17, 2004 (No. 000-30821))
10	.4†	First Amended and Restated Employee Stock Purchase Plan. (Incorporated by reference to the company’s Registration Statement on Form S-8 (No. 333-136072))
10	.5†	Optionee Agreement dated October 1, 1997 by and between the company and Richard A. Young. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.6†	Optionee Agreement dated July 29, 1998 by and between the company and Richard A. Young. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.7†	Optionee Agreement dated October 1, 1997 by and between the company and Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.8†	Optionee Agreement dated July 29, 1998 by and between the company and Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.9†	Optionee Agreement dated April 1, 1999 by and between the company and Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Registration Statement on Form S-1 (No. 333-35522))
10	.10†	401(k) and Profit Sharing Plan of the company dated January 1, 1999. (Incorporated by reference to the company’s Registration Statement on Form S-4 (No. 333-51656))

Exhibit
Numbers		Description

10	.11†	Employment Agreement dated February 1, 2001 by and between the company and Richard A. Young. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.12†	Employment Agreement dated February 1, 2001 by and between the company and Thomas M. Brandt. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.13†	Employment Agreement dated February 1, 2001 by and between the company and Drew A. Morin. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.14†	Employment Agreement dated February 1, 2001 by and between the company and Timothy J. Lorello. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.15‡	Services Integration Agreement dated January 31, 2002 by and between the company and Hutchison 3G. (Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.16		Deed of Lease by and between Annapolis Partner, LLC and the company. (Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.17†	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.18†	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.19†	Restricted stock award certificate to Mr. Clyde A. Heintzelman. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.20†	Restricted stock award certificate to Mr. Richard A. Kozak. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.21†	Restricted stock award certificate to Mr. Weldon H. Latham. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.22†	Restricted stock award certificate to Mr. Timothy J. Lorello. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.23†	Restricted stock award certificate to Mr. Timothy J. Lorello. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.24†	Restricted stock award certificate to Mr. Bryon F. Marchant. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.25†	Restricted stock award certificate to Mr. Drew A. Morin. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.26†	Restricted stock award certificate to Mr. Drew A. Morin. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.27†	Restricted stock award certificate to Mr. Maurice B. Tosé. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.28†	Restricted stock award certificate to Mr. Maurice B. Tosé. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.29†	Restricted stock award certificate to Mr. Kevin M. Webb. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.30†	Restricted stock award certificate to Mr. Kevin M. Webb. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.31†	Restricted stock award certificate to Mr. Richard A. Young. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.32†	Restricted stock award certificate to Mr. Richard A. Young. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

Exhibit
Numbers		Description

10.33		Registration Rights Agreement dated as of December 18, 2003 by and among the company and the investors party to the 2003 SPA. (Incorporated by reference to Exhibit 10 to the company’s Current Report on Form 8-K dated December 18, 2003)
10.34		Trademark License Agreement by and among Aether, TSYS and the company dated as of January 13, 2004. (Incorporated by reference to the company’s Current Report on Form 8-K filed on January 23, 2004)
10.35		Registration Rights Agreement by and between the company and Aether dated as of January 13, 2004. (Incorporated by reference to the company’s Current Report on Form 8-K filed on January 23, 2004)
10	.36†	Amended and Restated Loan and Security Agreement by and between the company and Silicon Valley Bank. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.37		Restricted stock award certificate to Mr. Clyde A. Heintzelman (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
10.38		Restricted stock award certificate to Mr. Richard A. Kozak (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
10.39		Restricted stock award certificate to Mr. Weldon F. Latham (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
10.40		Restricted stock award certificate to Mr. Byron F. Marchant (Incorporated by reference to the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
10.46		Second Amended and Restated Loan and Security Agreement by and between the Company and Silicon Valley Bank (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10	.47†	Form of Incentive Stock Option Agreement
10	.48†	Form of Non-Qualified Stock Option Agreement
10	.49†	Form of Restricted Stock Grant Agreement
12.1		Supplemental Financial Statement Schedule II
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
23.2		Consent of James Cowper
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.01		Report of Independent Auditors- James Cowper

†	Management contract, compensatory plans or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

‡	Confidential treatment has been for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.