Form 10-Q
period 2008-03-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2008-05-05
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008

OR
TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30821

TELECOMMUNICATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

MARYLAND (State or Other Jurisdiction of Incorporation or Organization) 275 West Street, Annapolis, MD (Address of principal executive offices)	52-1526369 (I.R.S. Employer Identification No.) 21401 (Zip Code)

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

Shares outstanding
as of March 31,
Title of Each Class	2008

Class A Common Stock, par value
$0.01 per share	35,043,467
Class B Common Stock, par value
$0.01 per share	7,301,334

Total Common Stock Outstanding	42,344,801

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue
Services	$22,766	$20,885
Systems	17,647	13,234

Total revenue	40,413	34,119

Direct costs of revenue
Direct cost of services revenue	13,658	12,948
Direct cost of systems revenue, including amortization of software development costs of $409, and $344, respectively	7,191	6,876

Total direct cost of revenue	20,849	19,824

Services gross profit	9,108	7,937
Systems gross profit	10,456	6,358

Total gross profit	19,564	14,295

Operating costs and expenses
Research and development expense	4,088	3,105
Sales and marketing expense	3,099	3,163
General and administrative expense	5,318	4,652
Depreciation and amortization of property and equipment	1,490	1,668
Amortization of acquired intangible assets	37	37

Total operating costs and expenses	14,032	12,625

Income from operations	5,532	1,670
Interest expense	(329)	(552)
Amortization of debt discount and debt issuance expenses	(124)	(411)
Other income/(expense), net	(413)	60

Income from continuing operations before income taxes	4,666	767
Provision for income taxes	(48)	—

Income from continuing operations	4,618	767
Loss from discontinued operations	—	(124)

Net income	$4,618	$643

Income/(loss) per share-basic and diluted:
Income per share from continuing operations	$0.11	$0.02
Loss per share from discontinued operations	—	(0.00)

Net income per share-basic and diluted	$0.11	$0.02

Weighted average shares outstanding-basic	42,273	40,630

Weighted average shares outstanding-diluted	43,778	42,471

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$18,461	$15,955
Accounts receivable, net of allowance of $158 in 2008 and $266 in 2007	23,749	20,424
Unbilled receivables	12,770	15,229
Inventory	4,513	5,373
Other current assets	7,429	5,561

Total current assets	66,922	62,542
Property and equipment, net of accumulated depreciation and amortization of $37,459 in 2008 and $35,969 in 2007	11,456	11,209
Software development costs, net of accumulated amortization of $5,192 in 2008 and $4,783 in 2007	4,216	4,406
Acquired intangible assets, net of accumulated amortization of $546 in 2008 and $509 in 2007	672	709
Goodwill	1,813	1,813
Other assets	1,291	1,445

Total assets	$86,370	$82,124

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$12,474	$12,459
Accrued payroll and related liabilities	3,800	4,915
Deferred revenue	7,281	4,685
Current portion of capital lease obligations and notes payable	3,836	5,444

Total current liabilities	27,391	27,503
Capital lease obligations and notes payable, less current portion	8,976	10,657
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 35,043,467 in 2008 and 34,970,394 in 2007	350	349
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 7,301,334 in 2008 and 7,301,334 in 2008	74	74
Additional paid-in capital	229,150	227,987
Accumulated other comprehensive income/(loss)	132	(125)
Accumulated deficit	(179,703)	(184,321)

Total stockholders’ equity	50,003	43,964

Total liabilities and stockholders’ equity	$86,370	$82,124

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income/(Loss)	Deficit	Total

Balance at January 1, 2008	$349	$74	$227,987	$(125)	$(184,321)	$43,964
Options exercised for the purchase of 51,020 shares of Class A Common Stock	1	—	115	—	—	116
Issuance of 22,053 shares of Class A Common Stock under Employee Stock Purchase Plan	—	—	64	—	—	64
Stock compensation expense for continuing operations	—	—	975	—	—	975
Unrealized loss on securities and other	—	—	9	(225)	—	(216)
Realization of unrealized loss on securities	—	—	—	482	—	482
Net income for the three-months ended March 31, 2008	—	—	—	—	4,618	4,618

Balance at March 31, 2008	$350	$74	$229,150	$132	$(179,703)	$50,003

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Operating activities:
Net income	$4,618	$643
Less: Loss from discontinued operations	—	(124)

Income from continuing operations	4,618	767
Adjustments to reconcile net loss from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization of property and equipment	1,490	1,668
Amortization of acquired intangible assets	37	37
Non-cash stock compensation expense	975	988
Amortization of software development costs	409	344
Amortization of debt discount	—	288
Amortization of deferred financing fees included in interest expense	128	123
Impairment of marketable securities	482	—
Other non-cash income	14	11
Changes in operating assets and liabilities:
Accounts receivable, net	(3,325)	(8,053)
Unbilled receivables	2,459	1,262
Inventory	860	357
Other current assets	(2,093)	(3,796)
Other assets	86	(259)
Accounts payable and accrued expenses	15	2,943
Accrued payroll and related liabilities	(1,115)	(3,730)
Deferred revenue	2,596	1,640

Net cash provided by/(used in) operating activities of continuing operations	7,636	(5,410)
Net cash used in operating activities of discontinued operations	—	(2,370)

Total net cash provided by/(used in) operating activities	7,636	(7,780)
Investing activities:
Purchases of property and equipment	(442)	(389)
Capitalized software development costs	(219)	(445)

Total net cash used in investing activities	(661)	(834)
Financing activities:
Payments on long-term debt and capital lease obligations	(4,584)	(1,677)
Proceeds from short-term line of credit, net	—	8,000
Proceeds from exercise of warrants	—	2,208
Proceeds from exercise of employee stock options and sale of stock	115	488

Net cash provided by/(used in) financing activities from continuing operations	(4,469)	9,019
Net cash used in financing activities of discontinued operations	—	(5)

Total net cash provided by/(used in) financing activities	(4,469)	9,014
Net increase in cash from continuing operations	2,506	2,775
Net decrease in cash from discontinued operations	—	(2,375)

Net increase in cash	2,506	400
Cash and cash equivalents at the beginning of the period	15,955	10,358

Cash and cash equivalents at the end of the period	$18,461	$10,758

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
March 31, 2008
(amounts in thousands, except per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2007 Annual Report on Form 10-K.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Investments in Marketable Securities and Note Receivable.  The Company holds $0.6 million of marketable securities and a $1.0 million note receivable, which were obtained as partial consideration from three small divestitures during 2007. The marketable securities and note receivable are included in other current assets and the marketable securities are classified as available-for-sale in accordance with the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determined the decline in the fair market value of its shares in MobilePro Corporation to be other than temporary and accordingly has written down the security by approximately $0.5 million which was recognized in the current period income statement as other expense. After the write down of MobilePro shares, these securities are carried at fair market value based on quoted market price with net unrealized loss of $0.2 million reported in stockholders’ equity as a component of accumulated other comprehensive income. Gains or losses on securities sold will be based on the specific identification method. The note receivable bears simple interest at 8.25% over an 18-month term and is due in November of 2008.

Other Comprehensive Income/(Loss).  Comprehensive income/(loss) includes changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income/(loss) refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from net income. For operations outside the U.S. that are denominated in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments for our European subsidiary are included as a component of our accumulated other comprehensive loss in stockholders’ equity. Also included are any unrealized gains or losses on marketable securities that are classified as available-for-sale.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Earnings per share.  Basic income/(loss) per common share is based upon the average number of shares of common stock outstanding during the period. At March 31, 2008 and 2007, stock options to purchase approximately 5.1 million and 5.4 million shares, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	Three Months Ended
	March 31,
	2008	2007

Basic weighted average common shares outstanding	42,273	40,630
Dilutive options outstanding	1,035	1,270
Dilutive warrants outstanding	470	571

Diluted weighted average common shares outstanding used in the calculation of diluted income/(loss)	43,778	42,471

Income Taxes.  The Company has a net deferred tax asset of approximately $49 million, against which it maintains a full valuation allowance. In accordance with requirements of FAS 109, the Company has considered criteria for determining whether it is more likely than not that its deferred tax assets will be realized, including the Company’s history of net operating losses from 1999 through 2007.

Income tax amounts and balances are accounted for using the liability method of accounting for income taxes, and deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense of $0.1 was recorded for the three-months ended March 31, 2008 for alternative minimum tax due on income generated for the quarter.

If the Company generates sustained future taxable income against which these tax attributes may be applied, some or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to paid in capital and the remainder would be recorded as a reduction in income tax expense.

The Company adopted FIN 48 on January 1, 2007 for which there was no cumulative effect of applying its provisions. The Company classifies interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for the three-months ended March 31, 2008 and 2007, respectively, and the consolidated balance sheet at March 31, 2008. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. and state jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before 2003.

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 did not have an effect on the Company’s results of operations and financial position. The Company is evaluating the

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

impact of the non financial asset and liability provisions of this standard and does not expect the adoption of those provisions to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Liabilities.” SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value measurement of SFAS 159.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for us for acquisitions made after November 30, 2009. The Company is evaluating the impact of this standard. The adoption of SFAS 141(R) may have a material impact on the Company’s financial statements for business acquired post-adoption.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The adoption of SFAS 160 will not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the impact of this standard and does not expect the adoption of SFAS 161 to have a material impact on its financial statements.

2.	Stock-Based Compensation

We have two stock-based employee compensation plans: our Fifth Amended and Restated 1997 Stock Incentive Plan (the Stock Incentive Plan) and our Employee Stock Purchase Plan (the ESPP). We adopted SFAS 123(R) using the modified prospective method. Stock based compensation expense for all awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with SFAS 123(R). Consistent with the requirements of SFAS 123(R), we recognized compensation expense net of estimated forfeitures, so that we have recognized expense for those shares expected to vest over their requisite service period, which is generally the vesting period of 5 years. The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based principally on historical volatility of the Company’s stock. The Company estimates forfeitures based on historical experience and the expected term of the options granted are derived from historical data on employee exercises. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not paid and does not anticipate paying dividends in the near future.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The material components of our stock compensation expense are as follows:

	Three Months
	Ended March 31,
	2008	2007

Continuing operations:
Stock options granted at fair value	$931	$900
Restricted stock	33	65
Employee stock purchase plan	11	23

Total stock compensation expense included in continuing operations	$975	$988

Discontinued operations:
Stock options granted at fair value	$—	$79

Total stock compensation expense included in discontinued operations	$—	$79

Non-cash stock compensation included in our continuing operations in the accompanying Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2008			2007
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$301	$129	$430	$257	$158	$415
Direct cost of systems	45	172	217	39	20	59

Total stock compensation included in direct costs of revenue	$346	$301	$647	$296	$178	$474

	Three Months
	Ended
	March 31,
	2008	2007

Stock compensation included in operating expenses:
Research and development expense	$213	$198
Sales and marketing expense	71	143
General and administrative expense	44	173

Total stock compensation included in operating expenses	$328	$514

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option activity and related information for the three-months ended March 31, 2008 is as follows:

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price

Outstanding, beginning of year	11,144	$3.69
Granted	2,384	$3.14
Exercised	(51)	$2.27
Forfeited	(151)	$3.43

Outstanding, at March 31, 2008	13,326	$3.60

Exercisable, at March 31, 2008	7,556	$3.99

Vested and expected to vest at March 31, 2008	9,246	$3.69

Estimated weighted-average grant- date fair value of options granted during the year	$3.69

Weighted-average remaining contractual life of options outstanding at March 31, 2008	6.9 years

		Weighted
		Average
	Number of	Fair
	Options	Value

Non-vested, beginning of year	4,629	$2.30

Forfeited	(151)	$2.41

Vested	1,106	$2.29

Exercisable, at March 31, 2008	7,556	$3.53

Non-vested, at March 31, 2008	5,771	$2.12

Exercise prices for options outstanding at March 31, 2008 ranged from $0.01 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
	Options	Exercise Prices of	Life of Options	Options	Exercise Prices of
Exercise Prices	Outstanding	Options Outstanding	Outstanding (Years)	Exercisable	Options Exercisable

$0.01 - $ 2.61	4,003	$2.31	6.82	2,464	$2.25
$2.61 - $ 5.21	7,106	$3.32	7.52	2,875	$3.32
$5.21 - $ 7.82	2,187	$6.75	5.32	2,187	$6.75
$7.82 - $26.05	30	$11.07	4.76	30	$11.07

	13,326			7,556

As of March 31, 2008, we estimate that we will recognize $5,068 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3.83 years, of which we estimate $2,500 will be recognized during the remainder of 2008.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

In using the Black-Scholes model to calculate the fair value of our stock options, our assumptions were as follows:

	Three Months
	Ended
	March 31,
	2008	2007

Expected life (in years)	5.5	5.5
Risk-free interest rate(%)	2.8%-3.28%	4.66%-4.76%
Volatility(%)	66%-67%	79%-83%
Dividend yield(%)	0%	0%

3.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $1,295 and $321 during the three-months ended March 31, 2008 and 2007, respectively.

Interest paid totaled $329 and $552 during the three-months ended March 31, 2008 and 2007, respectively.

Alternative minimum income taxes paid totaled $48 and nil during the three-months ended March 31, 2008 and 2007, respectively.

4.	Fair Value Measurement

In the first quarter of 2008, we adopted SFAS 157 “Fair Value Measurements” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments, nor does it apply to measurements related to inventory.

SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Observable inputs that reflect the reporting entity’s own assumptions.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follow ($ in thousands):

	Fair Value
	as of	Fair Value Measurements at 3/31/2008
	3/31/2008	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$18,461	$18,461	$—	$—
Marketable securities available for sale	648	648	—	—

	$19,109	$19,109	$—	$—

The fair value of marketable securities are based on quoted market prices from various stock exchanges

5.	Segment Information

Our two operating segments are the Commercial and Government Segments.

Our Commercial Segment solutions enable wireless carriers to deliver short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. Our Commercial Segment also provides E9-1-1 services, commercial location-based services, inter-carrier text message distribution services, and carrier technology on a hosted, or service bureau, basis. We also earn subscriber revenue through wireless applications including our Rand McNally® Traffic application.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth results for our reportable segments for the three-months ended March 31, 2008 and 2007, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Three Months Ended March 31,
	2008			2007
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$15,536	$7,230	$22,766	$13,641	$7,244	$20,885
Systems	10,706	6,941	17,647	6,810	6,424	13,234

Total revenue	26,242	14,171	40,413	20,451	13,668	34,119

Operating costs and expenses
Direct cost of services	7,959	5,699	13,658	7,323	5,625	12,948
Direct cost of systems	2,046	5,145	7,191	1,442	5,434	6,876

Total direct costs	10,005	10,844	20,849	8,765	11,059	19,824

Gross profit
Services gross profit	7,577	1,531	9,108	6,318	1,619	7,937
Systems gross profit	8,660	1,796	10,456	5,368	990	6,358

Total gross profit	$16,237	$3,327	$19,564	$11,686	$2,609	$14,295

	Three Months Ended
	March 31,
	2008	2007

Total segment gross profit	$19,564	$14,295
Research and development expense	(4,088)	(3,105)
Sales and marketing expense	(3,099)	(3,163)
General and administrative expense	(5,318)	(4,652)
Depreciation and amortization of property and equipment	(1,490)	(1,668)
Amortization of acquired intangible assets	(37)	(37)
Interest expense	(329)	(552)
Amortization of debt discount and debt issuance expenses	(124)	(411)
Other income/(expense), net	(413)	60

Income from continuing operations before income taxes	4,666	767
Provision for income taxes	(48)	—

Income from continuing operations	4,618	767
Loss from discontinued operations	—	(124)

Net income	$4,618	$643

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Inventory

	Mar. 31,	Dec. 31,
	2008	2007

Component parts	$2,682	$2,670
Finished goods	1,831	2,703

Total inventory at period end	$4,513	$5,373

7.	Acquired Intangible Assets and Capitalized Software Development Costs

	March 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Lists	$606	$434	$172	$606	$405	$201
Trademarks & Patents	612	112	500	612	104	508
Software development costs, including acquired technology	9,408	5,192	4,216	9,189	4,783	4,406

Total	$10,626	$5,738	$4,888	$10,407	$5,292	$5,115

Estimated future amortization expense:
Nine-months ending December 31, 2008			$1,791
Year ending December 31, 2009			$1,799
Year ending December 31, 2010			$738
Year ending December 31, 2011			$179
Thereafter			$381

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

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total
		Revenue For
		the Three
		Months Ended
		March 31,
Customer	Segment	2008	2007

U.S. Government	Government	24%	27%
Customer A	Commercial	35%	27%

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

		As of March 31, 2008
		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

U.S. Government	Government	24%	61%
Customer A	Commercial	18%	15%

9.	Lines of Credit and Financing Arrangements

We have maintained a line of credit arrangement with our principal bank since 2003. In June 2007, we amended the agreement to extend our line of credit and decrease the cost of borrowing. Under the amended line of credit agreement, the availability of the line was extended to June 2010, and the borrowing rate decreased from prime plus 1.25% to the bank’s prime rate which was 5.25% per annum at March 31, 2008. Our maximum borrowing availability remained the same at $22,000. Borrowings at any time are limited to an amount based principally on accounts receivable levels and a working capital ratio, each as defined in the amended line of credit agreement. Our potential borrowings under the amended line of credit agreement is also reduced by the amounts of letters of credit outstanding which totaled $1,060 at March 31, 2008. There were no borrowings on the line of credit at March 31, 2008 or December 31, 2007.

Our amended line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and maintenance of a minimum tangible net worth. The agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our company occur, or (ii) no material impairment of the prospect of repayment of any portion of the borrowings under the agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement. As of March 31, 2008, we were in compliance with the covenants related to our line of credit and we believe that the Company will continue to comply with its restrictive covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable.

In December 2006, we borrowed $5,000 under 3 year notes secured by accounts receivable of one customer. Effective March 28, 2008, we paid this debt in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to the current maximum debt ($3,237 at March 31, 2008) less $150 per month for the number of full months that have expired since the effective date. The remaining term of the line of credit is twenty-one months at March 31, 2008, and the maturity date of the line is December 28, 2009. The borrowing rate is London InterBank Offered Rate (LIBOR) plus 500 basis points. As of March 31, 2008, the Company had not borrowed against this line.

As of March 31, 2008 we had approximately $17,500 of unused borrowing availability under available lines of credit.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (b) that we expect to realize approximately $78 million of backlog in the next twelve months, (c) that we believe our location-based software is positioned for early adoption by carriers, (d) that we believe that capitalized software development costs will be recoverable from future gross profits (e) regarding our belief that we were in compliance with our loan covenants and that we believe that we the Company will continue to comply with our restrictive covenants and (f) indicating that one or both of our insurance policies may cover some or all of the costs of the claims against the former officers and directors of Xypoint and the Company. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) reach and sustain profitability, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) expand our sales and business offerings in the wireless communications industry, (vi) develop software without any errors or defects, (vii) have sufficient capital resources to fund the Company’s operations, (viii) protect our intellectual property rights, (ix) implement our sales and marketing strategy, and (x) successfully integrate the assets and personnel obtained in our acquisitions. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

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

We have identified our most critical accounting policies to be those related to:

•	revenue recognition for our software and other contracts with multiple elements,

•	revenue recognition for our contracts accounted for using the percentage-of-completion and proportional performance methods,

•	capitalized software development costs,

•	acquired intangible assets, and

•	income taxes.

We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

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

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations. You should read this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with Item 1A “Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K as well as the unaudited interim consolidated financial statements and the notes thereto located elsewhere in this Form 10-Q.

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

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations. Other important sources of our liquidity are our lease financings secured for the purchase of equipment and potential borrowings under our credit lines.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenues outstanding as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments:

Commercial Segment:

	Three Months
	Ended
	March 31,		2008 vs. 2007
($ in millions)	2008	2007	$	%

Services revenue	$15.5	$13.7	$1.8	13%
Systems revenue	10.7	6.8	3.9	57%

Commercial Segment revenue	26.2	20.5	5.7	28%

Direct cost of services revenue	7.9	7.4	0.5	7%
Direct cost of systems revenue	2.0	1.4	0.6	43%

Commercial Segment cost of revenue	9.9	8.8	1.1	13%

Services gross profit	7.6	6.3	1.3	21%
Systems gross profit	8.7	5.4	3.3	61%

Commercial Segment gross profit[1]	$16.3	$11.7	$4.6	39%

Segment gross profit as a percent of revenue	62%	57%

[1] See discussion of segment reporting in Note 5 to the accompanying unaudited consolidated financial statements

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Commercial services revenue increased 13% for the three-months ended March 31, 2008 versus the comparable period of 2007.

Our hosted services offerings include our E9-1-1 service for wireless and Voice over Internet Protocol (VoIP) E9-1-1 service providers, hosted Position Determining Entity (PDE) service, and hosted Location Based Service (LBS) applications. Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E-911, PDE, VoIP and hosted LBS service fees are priced based on units served during the period, such as the number of customer cell sites served, the number of connections to Public Service Answering Points (PSAPs), or the number of customer subscribers served. Subscriber service revenue is generated by client software applications such as Rand McNally® Traffic. Maintenance fees on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. Commercial services revenue in the first quarter of 2008 was up $1.8 million or 13% higher than in the first quarter of 2007 from increased service connection deployments of our E9-1-1 services for cellular and VoIP service providers, an increase in maintenance revenue, and an increase in the number of carriers and carrier billable units served.

The direct cost of commercial services revenue consists primarily of network access, data feed and circuit costs, compensation and benefits, equipment and software maintenance. The direct costs of maintenance revenue consist primarily of compensation and benefits expense. For the three-months ended March 31, 2008, the direct cost of service revenue increased 7% as compared to the first quarter of 2007, based on the increase in revenue. We incurred an increase in labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for VoIP. Our total circuit and data access costs for the first quarter of 2008 increased as compared to the first quarter of 2007 as a result of the increased number of cell sites, subscribers and PSAPs served. The cost of circuit and other data access costs accounted for approximately 13% and 14% of the total direct costs of our commercial service revenues for the three-months ended March 31, 2008 and 2007, respectively.

Gross profit was 49% and 46% for the three-months ended March 31, 2008 and 2007, respectively based on improved operating efficiencies enabled higher revenue with only nominal increases in labor, fringe and contractor costs.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems for enhanced services, including text messaging and location-based services, to wireless carriers.

These systems are designed to incorporate our licensed software. We design our software to ensure that it is compliant with all applicable standards, including the GSM/UMTS standards for location-based wireless services that were established in 2005 and, as such, we believe our software is positioned for early adoption by carriers.

Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. Systems revenues typically contain multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified volume of usage, along with the purchase of annual maintenance at a specified rate. We recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered the software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs or labor costs incurred compared to estimated total labor costs for contracts that have a significant component of third-party materials costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Software license fees billed and not recognized as revenue are included in deferred revenue. We may also realize proceeds as a result of infringement claims that we make in enforcing our patents. In 2006, we reached a settlement for $1 million on a patent infringement case and won a jury award of more than $10 million in another infringement case; no revenue has been recognized on the second case pending post trial motions, appeals, and potential settlement.

Commercial systems revenue increased 57% for the three-months ended March 31, 2008 versus the comparable period of 2007 due mainly to higher sales of licensed text messaging software. A major carrier customer made a large license purchase for increased capacity in the first quarter of 2008, compared to a smaller capacity purchase in the first quarter of 2007. Other than the difference in these license purchases, commercial systems revenues were about the same in first quarters of 2008 and 2007.

The direct cost of our commercial systems consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. There is no significant direct cost associated with customer purchases of licensed capacity. In the first quarter of 2008, direct costs of systems consisted primarily of compensation, benefits, third-party hardware and software, and $0.4 million of amortization of software development costs.

Our commercial systems gross profit was $8.7 million in the three-months ended March 31, 2008 versus $5.4 million in the comparable period of 2007. The increase in gross margin is due to the larger license sale in the first quarter of 2008. Commercial systems gross profit was approximately 81% and 79% of revenue March 31, 2008 and 2007, respectively.

Government Segment:

	Three Months
	Ended
	March 31,		2008 vs. 2007
($ in millions)	2008	2007	$	%

Services revenue	$7.3	$7.3	$—	—
Systems revenue	6.9	6.4	0.5	8%

Government Segment revenue	14.2	13.7	0.5	4%

Direct cost of services revenue	5.7	5.7	—	—
Direct cost of systems revenue	5.1	5.4	(0.3)	(6)%

Government Segment cost of revenue	10.8	11.1	(0.3)	(3)%

Services gross profit	1.5	1.6	(0.1)	(6)%
Systems gross profit	1.8	1.0	0.8	80%

Government Segment gross profit[1]	$3.3	$2.6	$0.7	27%

Segment gross profit as a percent of revenue	23%	19%

[1] See discussion of segment reporting in Note 5 to the accompanying unaudited consolidated financial statements

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

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue primarily consists of communications engineering, program management, help desk outsource, satellite “space segment” and airtime, network design and management for government agencies. Our Government Segment also operates teleport facilities for data connectivity via satellite. Such services are delivered under time and materials or fixed price contracts. For fixed price delivery contracts we recognize revenue using the percentage-of-completion method or proportional performance method, measured by either total labor costs or total costs incurred compared to total estimated labor costs or total costs to be incurred.

Services revenues were about the same at $7.3 million for the three-months ended March 31, 2008 and 2007. Direct cost of government services revenue consists of compensation, benefits and travel incurred in delivering these services, as well as satellite space segment purchased for resale to government customers. These costs were also about the same at $5.7 million.

Our gross profit from government services was about the same at $1.5 million in the first quarter of 2008 and 2007.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable communications systems, and integration of those systems into customer networks, which are largely variations on our SwiftLink® product line. These are lightweight, secure, deployable communications systems, sold to units of the U.S. Departments of State, Justice, and Defense, and other agencies. We recognize contract revenue as billable costs are incurred, and for fixed-price product delivery contracts using the percentage-of-completion method, measured by either total labor costs, total costs incurred, or units shipped compared to total estimated labor costs, total costs, or units as appropriate under the contract. We recognize estimated losses on contracts in their entirety upon discovery. If we do not accurately estimate total labor costs or total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized, or contract terms must be renegotiated.

Systems sales in our Government Segment were $6.9 million for the three-months ended March 31, 2008 versus $6.4 million in the first quarter of 2007. The increase in the first quarter of 2008 over the same period in 2007 represents higher sales volume of unit sales of our Swiftlink® and deployable communication systems resulting from competitive wins, largely under the World Wide Satellite Systems Army procurement vehicle.

The cost of our government systems revenue consists of costs related to purchased equipment components, compensation, benefits, travel, and the costs of third-party contractors that we engage. These equipment and third-party costs are variable for our various types of products, and margins may fluctuate between periods based on the respective product mixes.

Our government systems gross profit was $1.8 million in the first quarter of 2008, up from $1.0 million in the comparable period of 2007 due mainly to increased sales volume and slightly higher margins.

Major Customers

For the three-months ended March 31, 2008, customers that accounted for 10% or more of total revenue were Verizon Wireless and agencies of the U.S. federal Government. The loss of either of these customers would have a material adverse impact on our business. Verizon Wireless and various U.S. Government agencies also accounted for 10% or more of total revenue for the three-months ended

March 31, 2007. Verizon Wireless is a customer of the Commercial Segment, and the various U.S. Government agencies are customers of the Government Segment.

Revenue Backlog

As of March 31, 2008 and 2007, we had unfilled orders or backlog as follows:

	Three Months
	Ended
	March 31,		2008 vs. 2007
($ in millions)	2008	2007	$	%

Commercial Segment	$89.9	$39.2	$50.7	129%
Government Segment	34.9	29.6	5.3	18%

Total funded contract backlog	$124.8	$68.8	$56.0	81%

Commercial Segment	$98.6	$39.2	$59.4	152%
Government Segment	126.4	50.4	76.0	151%

Total backlog of orders and commitments, including customer options	$225.0	$89.6	$135.4	151%

Expected to be realized within next 12 months	$78.0	$57.8	$20.2	35%

Funded contract backlog on March 31, 2008 was approximately $125 million, of which the Company expects to recognize approximately $78 million in the next twelve months. Total backlog was approximately $225 million at the end of the first quarter of 2008. Funded contract backlog represents contracts for which fiscal year funding has been appropriated by our customers (mainly federal agencies), and for our hosted services is computed by multiplying the most recent month’s recurring revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved. Company backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months
	Ended
	March 31,		2008 vs. 2007
($ in millions)	2008	2007	$	%

Research and development expense	$4.1	$3.1	$1.0	32%
Percent of total revenue	10%	9%

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

The expenses we incur relate mainly to software applications which are being marketed to new and existing customers on a global basis. Throughout the three-months ended March 31, 2008 and 2007, research and development was primarily focused on cellular and hosted location-based applications, including Voice over IP E9-1-1, enhancements to our hosted location-based service platform, wireless location-based service applications such as navigation, traffic, and point-of-interest finder, and other feature enhancements.

For the three-months ended March 31, 2008, we capitalized $0.2 million of research and development costs for certain software projects in accordance with the above policy versus $0.4 million for the comparable quarter in 2007. The capitalized costs relate to our location-based software. These costs will be amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, not longer than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

Research and development expenses increased in the three-months ended March 31, 2008 versus the comparable period of 2007 primarily as a result of increased company personnel assigned to software development work, and increased corporate allocations related to non-recurring facilities and variable compensation charges.

Sales and marketing expense:

	Three Months
	Ended
	March 31,		2008 vs. 2007
($ in millions)	2008	2007	$	%

Sales and marketing expense	$3.1	$3.2	$(0.1)	(3)%
Percent of total revenue	8%	9%

Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationship with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to the U.S. Government primarily through direct sales professionals. Sales and marketing costs decreased for the three-months ended March 31, 2008 and 2007, respectively due to reduction in commercial sales management expenditures more than offsetting increased government sales expenditures.

General and administrative expense:

	Three Months
	Ended
	March 31,		2008 vs. 2007
($ in millions)	2008	2007	$	%

General and administrative expense	$5.3	$4.7	$0.6	13%
Percent of total revenue	13%	14%

General and administrative expense consists primarily of compensation costs and other costs associated with management, finance, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The $0.6 million increase in the first quarter of 2008 was due to an allocated portion of a $0.5 million charge for vacating one of our facility leases in Tampa,

Florida, which was due to expire in December 2009 and an allocated portion of a $0.7 million charge for non-executive variable compensation.

Depreciation and amortization of property and equipment:

	Three Months
	Ended
	March 31,		2008 vs. 2007
($ in millions)	2008	2007	$		%

Depreciation and amortization of property and equipment	$1.5	$1.7	$	(0.2)	(12)%
Average gross cost of property and equipment during the period	$48.0	$53.6		$(5.6)	(10)%

Depreciation and amortization of property and equipment represents the period costs associated with our investment in computers, telephone equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of our assets generally ranges from 5 years for furniture, fixtures, and leasehold improvements to 3 to 4 years for most other types of assets including computers, software, telephone equipment and vehicles. Depreciation expense in the first quarter of 2008 reflects a lower balance of net fixed asset cost than a year ago and assets bought more than three years ago having become fully depreciated.

Amortization of acquired intangible assets:

	Three Months
	Ended
	March 31		2008 vs. 2007
($ in millions)	2008	2007	$	%

Amortization of acquired intangible assets	$0.1	$0.1	$—	—

The amortization of acquired intangible assets relates to the assets acquired from Kivera, Inc. in 2004, which are being amortized over their useful lives of between three and nineteen years using the greater of the straight-line method or the revenue curve method.

Interest expense:

	Three Months
	Ended
	March 31		2008 vs. 2007
($ in millions)	2008	2007	$		%

Interest expense incurred on notes payable	$0.3	$0.5		$(0.2)	(40)%
Interest expense incurred on capital lease obligations	0.1	0.1		—	NM
Amortization of deferred financing fees	0.1	0.1		—	NM
Amortization of debt discount	—	0.3		(0.3)	100%

Total interest and financing expense	$0.5	$1.0	$	(0.5)	(50)%

Interest expense is incurred under notes payable, a line of credit, and capital lease obligations. Interest on our notes payable is primarily at stated interest rates at the bank’s prime rate plus 0.25% per annum (5.5% at March 31, 2008) and interest on line of credit borrowing is at the bank’s prime rate, which was 5.25% per annum as of March 31, 2008.

On June 25, 2007, we refinanced our $10 million long term debt with a new five year note payable to our principal bank. The borrowing rate under the new note was the bank’s prime rate plus 0.25% per annum, (5.5% at March 31, 2008) and the note is repayable in equal monthly installments of $0.2 million plus interest. The funds were used primarily to retire the March 2006 secured notes (2006 Notes). This refinancing resulted in the $2.4 million write-off of unamortized debt discount and debt issuance expenses in the second quarter of 2007. In March 2006, we issued and sold $10 million in principal amount of secured notes due March 10, 2009 (2006 Notes), with cash interest at the rate of 14% per annum, along with warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share (2006 Warrants). The 2006 Notes provide for optional in-kind interest payments, but we have paid all interest due under the 2006 Notes in cash.

Our bank line of credit expires in June 2010, and our maximum line of credit is $22 million, subject to borrowing base limitations and working capital metrics. There were no borrowings outstanding under our line of credit at March 31, 2008.

In December 2006, we borrowed $5 million under 3 year notes secured by accounts receivable of one customer. Effective March 28, 2008, we paid this debt in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to the current maximum debt ($3.2 million at March 31, 2008) less $0.2 million per month for the number of full months that have expired since the effective date. The remaining term of the line of credit is twenty-one months at March 31, 2008, and the maturity date of the line of credit is December 28, 2009. The borrowing rate is London InterBank Offered Rate (LIBOR) plus 500 basis points. As of March 31, 2008, the Company had not borrowed against this line.

Cash interest expense on notes payable in the first quarter of 2008 was lower than in the first quarter of 2007 due the effect of higher priced March 2006 debt. The interest cost of capital lease financings was about the same in both periods.

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

Our total interest and financing expense decreased for the three-months ended March 31, 2008 versus the comparable period of 2007 primarily as a result of retiring our incremental March 2006 and December 2006 borrowings.

Other income/(expense), net:

Other income/(expense), net consists primarily of interest earned on investment accounts, foreign currency translation/transaction gain or loss, which is dependent on international fluctuations in exchange rates. For the three-months ended March 31, 2008, the Company recorded a loss of $0.5 million from the decline in the fair market value of a certain security considered to be other than temporary and recognized a corresponding expense for the three-months ended March 31, 2008. The other components of other income/(expense), net typically remain comparable between periods.

Income taxes:

We have recorded a full valuation allowance for deferred tax assets as a result of the uncertainty regarding our ability to fully realize our net operating loss carry-forwards and other deferred tax assets. Income tax expense was recorded for the three-months ended March 31, 2008 for alternative minimum tax due on income generated for the quarter. No income tax provision for federal or state income taxes was made for the three-months ended March 31, 2007.

Discontinued Operations — Enterprise assets

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

Effective January 1, 2007, the Company sold two of its three Enterprise units to strategic buyers for common stock in the acquiring publicly traded companies valued at approximately $1 million and earn-out arrangements. During the first quarter of 2008, we wrote down one of the investments by about $0.5 million. The Company does not currently expect to receive material payments from the earn-out arrangement. During May 2007, the last Enterprise unit was sold for $4 million in cash of which $0.2 is in escrow, a $1 million 18-month note, and $0.2 million in equity interest.

The following table presents income statement data for the discontinued Enterprise operations:

	Three Months
	Ended
	March 31		2008 vs. 2007
($ in millions)	2008	2007	$	%

Enterprise revenue	$—	$3.9	$(3.9)	NM

Enterprise gross profit	—	0.5	(0.5)	NM

Loss from discontinued operations	$—	$(0.1)	$(0.1)	NM

First quarter 2007 revenue, gross profit, and operating expenses include only Mobile Asset Management division operations, and the revenue and costs of the two subscriber-based divisions that were sold effective January 1, 2007. Other income in 2007 represents the estimated earn-out payments earned during the quarter under our subscriber unit divestiture agreements.

Net income:

	Three Months
	Ended
	March 31,		2008 vs. 2007
($ in millions)	2008	2007	$	%

Net income	$4.6	$0.6	$4.0	667%

Net income increased for the three-months ended March 31, 2008 versus the comparable period of 2007 due primarily to increased revenue and gross profit from continuing operations, the absence of the effect of discontinued operations, and other factors discussed above.

Liquidity and Capital Resources

	Three Months
	Ended
	March 31,		2008 vs. 2007
($ in millions)	2008	2007	$	%

Net cash and cash equivalents provided by/(used in):
Continuing operations
Income	$4.6	$0.8	$3.8	475%
Non-cash charges	3.5	3.4	0.1	3%
Net changes in working capital including changes in other assets	(0.5)	(9.6)	9.1	95%

Operating activities	7.6	(5.4)	13.0	240%
Purchases of property and equipment	(0.4)	(0.4)	NM	NM
Capitalized software development costs	(0.2)	(0.4)	0.2	50%
Proceeds from new borrowings	—	8.0	(8.0)	100%
Payments on long-term debt and capital lease payments	(4.6)	(1.6)	(3.0)	(188)%
Other financing activities	0.1	2.6	(2.5)	(96)%

Cash provided by continuing operations	2.5	2.8	(0.3)	(107)%
Discontinued operations
Cash used in operating activities in discontinued operations	—	(2.4)	2.4	100%

Net increase in cash	$2.5	$0.4	$2.1	525%

Days revenues outstanding in accounts receivable, including unbilled receivables	81	95

Capital resources:  We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, as well as the capital leases to fund fixed asset purchases.

Sources and uses of cash:  The Company’s cash and cash equivalents balance was approximately $18.5 million at March 31, 2008, a $7.7 million increase from $10.8 million at March 31, 2007.

Operations:  Cash generated by continuing operations increased to $7.6 million for the first quarter of 2008 compared to cash used in by continuing operations of $5.4 million in 2007. This change is primarily due to higher earnings for the quarter and changes in working capital. Discontinued operations used $2.4 million in the first quarter of 2007. The operations and cash flows of the discontinued operations have been eliminated from those of continuing operations and the Company has no significant involvement in the operations since the disposal transaction.

Investing activities:  Fixed asset additions were approximately $0.4 million for both the three-months ended March 31, 2008, and 2007. Also, investments were made in development of carrier software for resale which had reached the stage of development calling for capitalization, in the amounts approximately $0.2 million and $0.4 million for the three-months ended March 31, 2008 and 2007, respectively.

Financing activities:  On June 25, 2007, we refinanced $10 million of secured notes with a five year bank term loan. The borrowing rate under the new term loan was prime plus 0.25% per annum (5.5% at March 31, 2008) and the loan is repayable in equal monthly installments of $0.2 million plus interest. The funds were used primarily to retire the March 2006 secured notes. In March 2006, we issued (i) $10 million of secured notes due March 10, 2009, with cash interest at 14% per annum, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. Also, some warrants that we had previously issued in 2004 contained provisions which required an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of 2006 Warrants. The resulting carrying value of the debt at issuance was $6.5 million, net of the original discount of $3.5 million which was amortized to interest expense over its three-year term using the effective interest method, yielding an effective interest rate of 15.2%. The remaining unamortized debt discount and deferred debt issuance expenses of $2.4 million were written off in the second quarter of 2007 as a result of early retirement of the March 2006 note.

We have a $22 million revolving credit line with our principal bank through June 2010. Upon amendment of our agreement with the bank in the second quarter of 2007, the borrowing rate was reduced from prime plus 1.25% to the bank’s prime rate, which was 5.25% per annum at March 31, 2008. Borrowings at any time are limited based mainly on accounts receivable levels and a working capital ratio, each as defined in the amended line of credit agreement. The line of credit available is also reduced by the amount of letters of credit outstanding, which was $1.1 million at March 31, 2008. As of March 31, 2008, we had no borrowings outstanding under our bank line of credit and had approximately $14.3 million of unused borrowing availability under the line.

Our line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio; as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth. The bank credit agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of the Company to occur, or (ii) no material impairment of the prospect of repayment of any portion of the borrowings under the agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the agreement. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable. As of March 31, 2008, we were in compliance with the covenants related to our line of credit and term loan agreement and we believe that the Company will continue to comply with these covenants.

On December 28, 2006, we issued a $5 million note for a term of three years, with cash interest at 10.35% per annum, secured by accounts receivable of one customer to an institutional lender. Effective March 28, 2008, we paid our December 2006 term loan in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to the current maximum debt ($3.2 million at March 31, 2008) less $0.2 million per month for the number of full months that have expired since the effective date. The remaining term of the line of credit is twenty-one months at March 31, 2008, and the maturity date of the line of credit is December 28, 2009. The borrowing rate is London InterBank Offered Rate (LIBOR) plus 500 basis points. As of March 31, 2008, we had no borrowings outstanding and $3.2 million in unused borrowing availability under the line.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have borrowing capacity available to us in the form of capital leases as well as a line of credit arrangement with our principal bank which expires in June 2010. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had standby letters of credit issued on our behalf of approximately $1.1 million, principally pursuant to a contracting requirement for our Government Segment’s City of Baltimore services contract.

Contractual Commitments

As of March 31, 2008, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of March 31, 2008 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total

Notes payable	$2.7	$4.8	$2.8	$—	$10.3
Capital lease obligations	2.1	2.0	0.5	—	4.6
Operating leases	3.3	6.8	1.1	0.3	11.5

Total contractual commitments	$8.1	$13.6	$4.4	$0.3	$26.4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2007 Annual Report on Form 10-K.

Foreign Currency Risk

For the three-months ended March 31, 2008, we generated $1.5 million of revenue outside the U.S, mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of March 31, 2008, we had approximately $1.4 million of billed accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During 2008, our average receivables and average deferred revenue balances subject to foreign currency exchange risk were $0.3 and $0.5 million, respectively. We have not had a material balance of unbilled receivables denominated in foreign currency at any point in 2008. We recorded immaterial transaction gains or losses on foreign currency denominated receivables and deferred revenue for the three-months ended March 31, 2008.

There have not been any other material changes to our foreign currency risk as described in Item 7A of our 2007 Annual Report on Form 10-K.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2008.

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. Telecommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our Class A Common Stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate our Class A Common Stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of our Class A Common Stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act, and that the underwriters violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. On February 15, 2005, the District Court issued an Order preliminarily approving a settlement agreement among class plaintiffs, all issuer defendants and their insurers, provided that the parties agree to a modification narrowing the scope of the bar order set forth in the settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement. We intend to continue to defend the lawsuit until the matter is resolved. We have purchased Directors and Officers insurance policy which we believe should cover any potential liability that may result from these claims, but can provide no assurance that any or all of the costs of the litigation will ultimately be covered by the insurance. No reserve has been created for this matter. More than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us.

On July 12, 2006, we filed suit in the US District Court for the Eastern District of Virginia against Mobile 365 (now Sybase 365, a subsidiary of Sybase Inc.) and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience, issued to the Company. We resolved the matter with regard to WiderThan Americas, and during the second quarter of 2007 we received a favorable jury decision that Sybase 365 infringed the claims of our patent. The jury awarded us a one-time monetary payment in excess of $10 million for past damages and a 12% royalty. The jury also found Sybase 365’s infringement willful and upheld the validity of the patent. The jury’s findings remain subject to post trial motions. After the judge rules on the post trial motions, either side may appeal to the US Court of Appeals for the Federal Circuit. There can be no assurances to what extent the matter will continue to be successful, if at all. Additionally, we could be subject to counter claims. To date, the Company has not received or recorded any amounts related to this jury award.

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

On December 21, 2007, we filed suit in the US District Court for the Eastern District of Virginia against Research In Motion Limited (“RIM) for patent infringement related to U.S. patent No. 6,871,215, Universal Mail Wireless Email Reader (U-mail), issued to the Company. On April 11, 2008, we entered into a stand still agreement with RIM through June 12, 2008, and dismissed the suit without prejudice so that we can continue settlement discussions. There can be no assurances to what extent the matter will be successful, if at all, and we could become subject to counter claims.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 1A.	Risk Factors

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May 2008.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé May 5, 2008	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. May 5, 2008	Senior Vice President and Chief Financial Officer (Principal Financial Officer)