Form 10-Q
period 2008-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2008-08-05
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008

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

Shares outstanding
as of June 30,
Title of Each Class	2008

Class A Common Stock, par value
$0.01 per share	35,530,320
Class B Common Stock, par value
$0.01 per share	7,226,334

Total Common Stock Outstanding	42,756,654

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue
Services	$24,334	$22,618	$47,100	$43,503
Systems	19,577	12,718	37,224	25,952

Total revenue	43,911	35,336	84,324	69,455

Direct costs of revenue
Direct cost of services revenue	14,179	13,650	27,837	26,598
Direct cost of systems revenue, including amortization of software development costs of $560, $372, $969 and $716, respectively	10,520	11,005	17,711	17,881

Total direct cost of revenue	24,699	24,655	45,548	44,479

Services gross profit	10,155	8,968	19,263	16,905
Systems gross profit	9,057	1,713	19,513	8,071

Total gross profit	19,212	10,681	38,776	24,976

Operating costs and expenses
Research and development expense	3,935	3,266	8,023	6,371
Sales and marketing expense	3,595	3,157	6,694	6,320
General and administrative expense	5,997	5,499	11,315	10,151
Depreciation and amortization of property and equipment	1,506	1,556	2,996	3,224
Amortization of acquired intangible assets	37	37	74	74

Total operating costs and expenses	15,070	13,515	29,102	26,140

Gain on sale of patent	8,060	—	8,060	—

Income/(loss) from operations	12,202	(2,834)	17,734	(1,164)
Interest and financing expenses	(200)	(514)	(529)	(1,067)
Amortization of debt discount and debt issuance expenses	(22)	(280)	(146)	(690)
Write-off of unamortized debt discount and debt issuance expenses	—	(2,458)	—	(2,458)
Other income/(expense), net	137	93	(276)	153

Income/(loss) from continuing operations before income taxes	12,117	(5,993)	16,783	(5,226)
Provision for income taxes	(152)	—	(200)	—

Income/(loss) from continuing operations	11,965	(5,993)	16,583	(5,226)
Loss from discontinued operations	—	(145)	—	(269)

Net income/(loss)	$11,965	$(6,138)	$16,583	$(5,495)

Income/(loss) per share-basic
Income/(loss) per share from continuing operations	$0.28	$(0.15)	$0.39	$(0.13)
Loss per share from discontinued operations	—	(0.00)	—	(0.01)

Net income/(loss) per share-basic	$0.28	$(0.15)	$0.39	$(0.14)

Income/(loss) per share-diluted
Income/(loss) per share from continuing operations	$0.26	$(0.15)	$0.37	$(0.13)
Loss per share from discontinued operations	—	(0.00)	—	(0.01)

Net income/(loss) per share-diluted	$0.26	$(0.15)	$0.37	$(0.14)

Weighted average shares outstanding-basic	42,486	41,166	42,380	40,990

Weighted average shares outstanding-diluted	45,644	41,166	44,800	40,990

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$28,199	$15,955
Accounts receivable, net of allowance of $155 in 2008 and $266 in 2007	31,982	20,424
Unbilled receivables	11,400	15,229
Inventory	4,401	5,373
Other current assets	8,005	5,561

Total current assets	83,987	62,542
Property and equipment, net of accumulated depreciation and amortization of $38,965 in 2008 and $35,969 in 2007	11,818	11,209
Software development costs, net of accumulated amortization of $5,752 in 2008 and $4,783 in 2007	3,740	4,406
Acquired intangible assets, net of accumulated amortization of $583 in 2008 and $509 in 2007	635	709
Goodwill	1,813	1,813
Other assets	1,230	1,445

Total assets	$103,223	$82,124

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$14,194	$12,459
Accrued payroll and related liabilities	6,829	4,915
Deferred revenue	6,135	4,685
Current portion of capital lease obligations and of notes payable	3,770	5,444

Total current liabilities	30,928	27,503
Capital lease obligations and notes payable, less current portion	8,554	10,657
Stockholders’ Equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 35,530,320 in 2008 and 34,970,394 in 2007	355	349
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 7,226,334 in 2008 and 7,301,334 in 2007	72	74
Additional paid-in capital	231,058	227,987
Accumulated other comprehensive loss	(6)	(125)
Accumulated deficit	(167,738)	(184,321)

Total stockholders’ equity	63,741	43,964

Total liabilities and stockholders’ equity	$103,223	$82,124

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income/(Loss)	Deficit	Total

Balance at January 1, 2008	$349	$74	$227,987	$(125)	$(184,321)	$43,964
Options exercised for the purchase of 421,151 shares of Class A Common Stock	4	—	1,014	—	—	1,018
Issuance of 52,947 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	158	—	—	159
Conversion of 75,000 shares of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—
Stock compensation expense for continuing operations	—	—	1,898	—	—	1,898
Unrealized gain/(loss) on securities and other	—	—	—	(363)	—	(363)
Realization of unrealized loss on securities	—	—	—	482	—	482
Net income for the six-months ended June 30, 2008	—	—	—	—	16,583	16,583

Balance at June 30, 2008	$355	$72	$231,058	$(6)	$(167,738)	$63,741

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007

Operating activities:
Net income/(loss)	$16,583	$(5,495)
Less: Loss from discontinued operations	—	(269)

Income/(loss) from continuing operations	16,583	(5,226)
Adjustments to reconcile net income/(loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,996	3,224
Non-cash stock compensation expense	1,898	2,121
Amortization of software development costs	969	716
Amortization of debt discount	—	480
Amortization of deferred financing fees	146	210
Impairment of marketable securities	482	—
Write-off of unamortized debt discount and debt issuance expenses	—	2,458
Amortization of acquired intangible assets	74	74
Other non-cash income(expense)	157	42
Changes in operating assets and liabilities:
Accounts receivable, net	(11,558)	3,069
Unbilled receivables	3,829	956
Inventory	972	(635)
Other current assets	(2,947)	(2,034)
Other assets	287	(744)
Accounts payable and accrued expenses	1,735	1,699
Accrued payroll and related liabilities	1,914	(3,458)
Deferred revenue	1,450	3,188

Net cash provided by operating activities of continuing operations	18,987	6,140
Net cash used in operating activities of discontinued operations	—	(3,280)

Total net cash provided by operating activities	18,987	2,860
Investing activities:
Purchases of property and equipment	(1,740)	(950)
Capitalized software development costs	(306)	(888)

Net cash used in investing activities of continuing operations	(2,046)	(1,838)
Net cash provided by investing activities of discontinued operations	—	4,000

Total net cash (used in)/provided by investing activities	(2,046)	2,162
Financing activities:
Payments on long-term debt and capital lease obligations	(5,642)	(12,993)
Proceeds from issuance of long-term debt	—	10,000
Proceeds from exercise of warrants	—	2,208
Proceeds from exercise of stock options and sale of stock	945	2,451

Total net cash (used in)/provided by financing activities	(4,697)	1,666
Net increase in cash from continuing operations	12,244	5,968
Net increase in cash from discontinued operations	—	720

Total net increase in cash	12,244	6,688
Cash and cash equivalents at the beginning of the period	15,955	10,358

Cash and cash equivalents at the end of the period	$28,199	$17,046

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
June 30, 2008
(amounts in thousands, except share and per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2007 Annual Report on Form 10-K.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Investments in Marketable Securities and Note Receivable.  At June 30, 2008, the Company holds $0.4 million of marketable securities and a $1.0 million note receivable, which were obtained as partial consideration from three small divestitures during 2007. The marketable securities and note receivable are included in other current assets and the marketable securities are classified as available-for-sale in accordance with the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value based on quoted market price with net unrealized loss of $0.4 million for the period ended June 30, 2008 and a total net unrealizable loss of $0.2 million reported in stockholders’ equity as a component of accumulated other comprehensive income. In the first quarter of 2008, the Company determined the decline in the fair market value of some of the securities held were considered other than temporary and wrote down the value of the shares by approximately $0.5 million which is included in other expenses. Gains or losses on securities sold will be based on the specific identification method. The note receivable bears simple interest at 8.25% and is due in November of 2008.

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

Software Development Costs.  For the three- and six-months ended June 30, 2008, we capitalized $86 and $306 of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized as software development costs in the accompanying unaudited Consolidated Financial Statements and will be amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. For the three- and six-months ended June 30, 2007, we capitalized $442 and $887 of software development costs.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Earnings per share.  Basic income/(loss) per common share is based upon the average number of shares of common stock outstanding during the period. Stock options to purchase approximately 2.3 million and 2.5 million shares for the three- and six-months ended June 30, 2008 and 5.7 million and 5.0 million shares for the three- and six-months ended June 30, 2007 were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic weighted average common shares outstanding	42,486	41,166	42,380	40,900
Dilutive options outstanding	2,361	—	1,759	—
Dilutive warrants outstanding	797	—	661	—

Diluted weighted average common shares outstanding used in the calculation of diluted income/(loss)	45,644	41,166	44,800	40,900

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

Income tax amounts and balances are accounted for using the liability method of accounting for income taxes, and deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense of $0.2 million was recorded for the three- and six-months ended June 30, 2008 for alternative minimum tax due on income generated for the quarter.

If the Company generates sustained future taxable income against which these tax attributes may be applied, some or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to paid in capital and the remainder would be recorded as a reduction in income tax expense.

The Company adopted FIN 48 on January 1, 2007 for which there was no cumulative effect of applying its provisions. The Company classifies interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for the three- and six-months ended June 30, 2008 and 2007, respectively, and the consolidated balance sheet at June 30, 2008. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S., state, and foreign jurisdictions. The Company is

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before 2003.

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 did not have an effect on the Company’s results of operations and financial position. The Company is evaluating the impact of the non-financial asset and liability provisions of this standard and does not expect the adoption of those provisions to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Liabilities.” SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value measurement of SFAS 159.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for us for acquisitions made after November 30, 2009. The Company is evaluating the impact of this standard. The adoption of SFAS 141(R) may have a material impact on the Company’s financial statements for business acquired post-adoption.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commissions approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is evaluation the impact of this standard and does not expect the adoption of SFAS 162 to have a material impact on the Company’s financial statements.

2.	Stock-Based Compensation

We adopted SFAS 123(R) using the modified prospective method. Stock based compensation expense for all awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with SFAS 123(R). Consistent with the requirements of SFAS 123(R), we recognized compensation expense net of estimated forfeitures over the requisite service period, which is generally the vesting period of 5 years. The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based principally on historical volatility of the Company’s stock. The Company estimates forfeitures based on historical experience and the expected term of the options granted are derived from historical data on employee exercises. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not paid and does not anticipate paying dividends in the near future.

We also recognize non-cash stock compensation expense for restricted stock issued to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. We had approximately 19,455 shares of restricted stock outstanding as of June 30, 2008, and 53,000 shares at June 30, 2007. We expect to record future stock compensation expense of $50 as a result of the restricted stock grants outstanding as of June 30, 2008 that will be recognized over the remaining vesting period in 2008.

The material components of our stock compensation expense are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Continuing operations:
Stock options granted at fair value	$884	$1,013	$1,815	$1,913
Restricted stock	22	92	55	157
Employee stock purchase plan	17	28	28	51

Total stock compensation expense included in continuing operations	$923	$1,133	$1,898	$2,121

Discontinued operations:
Stock options granted at fair value	$—	$53	$—	$132

Total stock compensation expense included in discontinued operations	$—	$53	$—	$132

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Non-cash stock compensation included in our continuing operations in the accompanying Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,
	2008			2007
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$285	$122	$407	$295	$181	$476
Direct cost of systems	42	163	205	45	23	68

Total stock compensation included in direct costs of revenue	$327	$285	$612	$340	$204	$544

	Six Months Ended June 30,
	2008			2007
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$586	$251	$837	$551	$339	$890
Direct cost of systems	87	335	422	85	43	128

Total stock compensation included in direct costs of revenue	$673	$586	$1,259	$636	$382	$1,018

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Stock compensation included in operating expenses:
Research and development expense	$202	$227	$415	$425
Sales and marketing expense	67	164	138	307
General and administrative expense	42	198	86	371

Total stock compensation included in operating expenses	$311	$589	$639	$1,103

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option activity and related information for the six-months ended June 30, 2008 is as follows:

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price

Outstanding, beginning of year	11,144	$3.69
Granted	2,623	$3.15
Exercised	(421)	$2.42
Forfeited	(304)	$3.56

Outstanding, at June 30, 2008	13,042	$3.63

Exercisable, at June 30, 2008	7,715	$3.95

Vested and expected to vest at June 30, 2008	11,384	$3.70

Estimated weighted-average grant- date fair value of options granted during the period	$3.15

Weighted-average remaining contractual life of options outstanding at end of period	6.78 years

		Weighted
		Average
	Number of	Fair
	Options	Value

Non-vested, beginning of year	4,629	$2.30

Forfeited	(304)	$2.52

Vested	1,669	$2.20

Exercisable, at June 30, 2008	7,715	$3.48

Non-vested, at June 30, 2008	5,327	$2.12

Exercise prices for options outstanding at June 30, 2008 ranged from $0.29 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
	Options	Exercise Prices of	Life of Options	Options	Exercise Prices of
Exercise Prices	Outstanding	Options Outstanding	Outstanding (Years)	Exercisable	Options Exercisable

$0.29 - $ 2.61	3,738	$2.33	6.66	2,709	$2.30
$2.61 - $ 5.21	7,100	$3.32	7.38	2,802	$3.30
$5.21 - $ 7.82	2,174	$6.75	5.07	2,174	$6.75
$7.82 - $26.05	30	$11.07	4.51	30	$11.07

	13,042			7,715

As of June 30, 2008, we estimate that we will recognize $4,376 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3.81 years, of which we estimate $1,681 will be recognized during the remainder of 2008.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

In using the Black-Scholes model to calculate the fair value of our stock options, our assumptions were as follows:

	Six Months Ended June 30,
	2008	2007

Expected life (in years)	5.5	5.5
Risk-free interest rate(%)	2.65%-3.28%	4.54%-4.92%
Volatility(%)	63%-67%	70%-74%
Dividend yield(%)	0%	0%

3.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $570 and $1,865 during the three- and six-months ended June 30, 2008, respectively. We acquired $308 and $629 of property under capital leases during the three- and six-months ended June 30, 2007, respectively.

Interest paid totaled $200 and $529 during the three- and six-months ended June 30, 2008, respectively. We paid $537 and $1,105 in interest for the three- and six-months ended June 30, 2007, respectively.

Alternative minimum income taxes paid totaled $152 and $200 during the three- and six-months ended June 30, 2008 and were nil for the three- and six-months ended June 30, 2007.

During the second quarter of 2008, the Company returned 400 shares of Stockgroup Media Inc. with a net realized a loss of $140 in a settlement of a divestiture post closing adjustment claim.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follow ($ in thousands):

	Fair Value
	as of	Fair Value Measurements at 6/30/2008
	6/30/2008	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$28,199	$28,199	$—	$—
Marketable securities available for sale	370	370	—	—

	$28,569	$28,569	$—	$—

The fair value of marketable securities are based on quoted market prices from various stock exchanges.

5.	Segment Information

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth results for our reportable segments for the three- and six-months ended June 30, 2008 and 2007, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Three Months Ended June 30,
	2008			2007
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$16,553	$7,781	$24,334	$14,665	$7,953	$22,618
Systems	9,074	10,503	19,577	1,291	11,427	12,718

Total revenue	25,627	18,284	43,911	15,956	19,380	35,336

Operating costs and expenses
Direct cost of services	7,906	6,273	14,179	7,517	6,133	13,650
Direct cost of systems	2,843	7,677	10,520	1,207	9,798	11,005

Total direct costs	10,749	13,950	24,699	8,724	15,931	24,655

Gross profit
Services gross profit	8,647	1,508	10,155	7,148	1,820	8,968
Systems gross profit	6,231	2,826	9,057	84	1,629	1,713

Total gross profit	$14,878	$4,334	$19,212	$7,232	$3,449	$10,681

	Six Months Ended June 30,
	2008			2007
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$32,089	$15,011	$47,100	$28,306	$15,197	$43,503
Systems	19,780	17,444	37,224	8,101	17,851	25,952

Total revenue	51,869	32,455	84,324	36,407	33,048	69,455

Operating costs and expenses
Direct cost of services	15,865	11,972	27,837	14,839	11,758	26,597
Direct cost of systems	4,889	12,822	17,711	2,649	15,233	17,882

Total direct costs	20,754	24,794	45,548	17,488	26,991	44,479

Gross profit
Services gross profit	16,224	3,039	19,263	13,467	3,439	16,906
Systems gross profit	14,891	4,622	19,513	5,452	2,618	8,070

Total gross profit	$31,115	$7,661	$38,776	$18,919	$6,057	$24,976

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total segment gross profit	$19,212	$10,681	$38,776	$24,976
Research and development expense	(3,935)	(3,266)	(8,023)	(6,371)
Sales and marketing expense	(3,595)	(3,157)	(6,694)	(6,320)
General and administrative expense	(5,997)	(5,499)	(11,315)	(10,151)
Depreciation and amortization of property and equipment	(1,506)	(1,556)	(2,996)	(3,224)
Amortization of acquired intangible assets	(37)	(37)	(74)	(74)
Interest expense	(222)	(3,252)	(675)	(4,215)
Other income/(expense), net	137	93	(276)	153
Gain/(loss) on sale of patent	8,060	—	8,060	—
Provision for income taxes	(152)	—	(200)	—

Income/(loss) from continuing operations	11,965	(5,993)	16,583	(5,226)
Loss from discontinued operations	—	(145)	—	(269)

Net loss	$11,965	$(6,138)	$16,583	$(5,495)

6.	Inventory

Inventory consisted of the following:

	June 30,	Dec. 31,
	2008	2007

Component parts	$2,927	$2,670
Finished goods	1,474	2,703

Total inventory at period end	$4,401	$5,373

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Acquired Intangible Assets and Capitalized Software Development Costs

Our acquired intangible assets and capitalized software development costs of our continuing operations consisted of the following:

	June 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Lists	$606	$463	$143	$606	$405	$201
Trademarks & Patents	612	120	492	612	104	508
Software development costs, including acquired technology	9,492	5,752	3,740	9,189	4,783	4,406

Total	$10,710	$6,335	$4,375	$10,407	$5,292	$5,115

Estimated future amortization expense:
Six-months ending December 31, 2008			$1,196
Year ending December 31, 2009			$1,816
Year ending December 31, 2010			$755
Year ending December 31, 2011			$196
Thereafter			$412

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

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

				% of Total
		% of Total Revenue For		Revenue For
		the Three		the Six
		Months Ended		Months Ended
		June 30,		June 30,
Customer	Segment	2008	2007	2008	2007

Federal Agencies	Government	30%	44%	27%	35%
Customer A	Commercial	23%	12%	29%	19%

		As of June 30, 2008
		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

Federal Agencies	Government	34%	50%
Customer A	Commercial	22%	13%
Customer B	Commercial	Less than 10%	17%

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Lines of Credit and Financing Arrangements

We have maintained a line of credit arrangement with our principal bank since 2003. In June 2007, we amended the agreement to extend our line of credit and decrease the cost of borrowing. Under the amended line of credit agreement, the availability of the line was extended to June 2010, and the borrowing rate decreased from prime plus 1.25% to the bank’s prime rate which was 5% per annum at June 30, 2008. Our maximum borrowing availability remained the same at $22,000. Borrowings at any time are limited to an amount based principally on accounts receivable levels and a working capital ratio, each as defined in the amended line of credit agreement. Our potential borrowings under the amended line of credit agreement is also reduced by the amounts of letters of credit outstanding which totaled $693 at June 30, 2008. There were no borrowings on the line of credit at June 30, 2008 or 2007.

Our amended line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and maintenance of a minimum tangible net worth. The agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of our company occur, or (ii) no material impairment of the prospect of repayment of any portion of the borrowings under the agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement. As of June 30, 2008, we were in compliance with the covenants related to our line of credit and we believe that the Company will continue to comply with its restrictive covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable.

In December 2006, we borrowed $5,000 under 3 year notes secured by accounts receivable of one customer. Effective March 28, 2008, we paid this debt in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to $3,237 ($2,637 at June 30, 2008) less $150 per month for the number of full months that have expired since the effective date. The remaining term for which we are able to draw down the line of credit is eighteen months at June 30, 2008, and the maturity date is December 28, 2009. The borrowing rate is London InterBank Offered Rate (LIBOR) plus 500 basis points. As of June 30, 2008, the Company had not borrowed against this line of credit.

As of June 30, 2008, we had approximately $22,444 of unused borrowing availability under available lines of credit.

10.	Contingencies

In October 2006, two former shareholders of Xypoint Corporation sued the former officers and directors of that corporation for breach of fiduciary duty and violation of certain Washington state securities and consumer protection acts when they approved, and recommended that shareholders approve, the merger of Xypoint into TeleCommunication Systems, Inc. The plaintiffs requested unspecified damages. The merger agreement from 2001 provided that we would indemnify the officers and directors of Xypoint for a period of six years after the merger (ending January 2007) for their actions in approving the merger. In December 2006, the complaint was amended to include TCS and Windward Acquisition Corporation (our acquisition subsidiary), an extinguished corporation, as defendant. On May 7, 2007, the Honorable Jeffrey M. Ramsdell of the King County Superior Court (Washington) entered an order dismissing the complaint, with prejudice. On October 19, 2007, the plaintiffs filed an appeal of the dismissal order with the Washington Court of Appeals. The briefing on plaintiff’s appeal was completed,

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

but no date was set for the appeal hearing. We had purchased Directors and Officers insurance policies to cover claims against the former officers and directors of Xypoint and us. On January 4, 2008, we filed suit in the King County Superior Court (Washington) against Great American Insurance Company for the costs we had incurred in defending the suit and any potential settlement or judgment. We entered into a confidential settlement agreement with the plaintiffs that became effective as of May 19, 2008, and a confidential settlement agreement with Great American Insurance Company that became effective as of June 24, 2008. We believe that these two settlement agreements finally resolved all issues related to this matter, and they did not have a material effect on our consolidated results of operations, financial position or cash flows.

The Company has been notified that a customer may seek indemnification under its contractual arrangement with that customer for costs associated with defending a lawsuit alleging infringement of certain patents through the use of our products and services in combination with the use of products and services of multiple other vendors. The Company will continue to negotiate with the customer in good faith because the Company believes its technology does not infringe on the cited patents and due to specific clauses within the customer’s contractual arrangement that may or may not give rise to an indemnification obligation. Although the Company cannot currently predict the outcome of this matter, we do not expect the resolution will have a material effect on our consolidated results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief as to the sufficiency of our capital resources to meet our anticipated cash operating expenses, working capital, and capital expenditures and debt service needs for at least the next twelve months, (b) that we expect to realize approximately $75.9 million of backlog in the next twelve months, (c) that we believe insurance policies may cover some or all of the potential costs of certain litigation, (d) that we believe that certain capitalized costs will be recoverable from future gross profits, (e) regarding our belief that we were in compliance with our loan covenants and that we believe that we will continue to comply with our restrictive covenants, and (f) regarding our belief that our technology does not infringe on the patents cited in the lawsuit against our customer, (g) regarding our believe that these two settlement agreements finally resolved all issues related to this matter, and they did not have a material effect on our consolidated results of operations, financial position or cash flows, and (h) regarding the impact of certain accounting pronouncements on the Company’s financial statements.

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

Critical Accounting Policies

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

We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), with the exception of the following disclosure regarding Fair Value Measures, the Company’s accounting policies remain unchanged through the second quarter of 2008.

Fair Value Measures

The Company adopted Statement of Accounting Standards SFAS 157, “Fair Value Measurements” effective January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s financials statements or results of operations. The statement identifies two kinds of inputs, observable and unobservable, that are used to determine the fair value of assets and liabilities. Observable inputs are based on market data or independent sources while unobservable inputs are based on the Company’s own assumptions. The Company’s major categories of financial assets and liabilities subject to fair value measurements include cash and cash equivalents and marketable securities that are held as available for sale. Both categories use observable inputs only and are measured using a market approach based on quoted prices.

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

Results of Operations

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments.

Commercial Segment:

	Three Months				Six Months
	Ended				Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Services revenue	$16.5	$14.7	$1.8	12%	$32.1	$28.3	$3.8	13%
Systems revenue	9.1	1.3	7.8	600%	19.8	8.1	11.7	144%

Commercial segment revenue	25.6	16.0	9.6	60%	51.9	36.4	15.5	43%

Direct cost of services revenue	7.9	7.6	0.3	4%	15.9	14.8	1.1	7%
Direct cost of systems revenue	2.8	1.2	1.6	133%	4.9	2.7	2.2	81%

Commercial segment cost of revenue	10.7	8.8	1.9	22%	20.8	17.5	3.3	19%

Services gross profit	8.6	7.1	1.5	21%	16.2	13.5	2.7	20%
% of revenue	52%	48%			50%	48%
Systems gross profit	6.3	0.1	6.2	6200%	14.9	5.4	9.5	176%

% of revenue	69%	8%			75%	67%
Commercial segment gross profit[1]	$14.9	$7.2	$7.7	107%	$31.1	$18.9	$12.2	65%

% of revenue	58%	45%			60%	52%

[1] See discussion of segment reporting in Note 5 to the accompanying unaudited consolidated financial statements

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Commercial services revenue increased 12% and 13%, respectively, for the three- and six-months ended June 30, 2008 versus the comparable periods of 2007.

Our hosted services offerings include our E9-1-1 service for wireless and Voice over Internet Protocol (VoIP) E9-1-1 service providers, hosted Position Determining Entity (PDE) service, and hosted Location Based Service (LBS) applications. Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E-911, PDE, VoIP and hosted LBS service fees are priced based on units served during the period, such as the number of customer cell sites served, the number of connections to Public Service Answering Points (PSAPs), or the number of customer subscribers served. Subscriber service revenue is generated by client software applications such as Rand McNally® Traffic. Maintenance fees on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. Commercial services revenue in the three- and six-months ended June 30, 2008 was $1.8 million and $3.8 million, respectively, higher than the same periods for 2007 from increased service connection deployments of our E9-1-1 services for cellular and VoIP service providers, an increase in maintenance revenue, and an increase in the number of carriers and carrier billable units served.

The direct cost of commercial services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs, and equipment and third party software maintenance. The direct cost of maintenance revenue consists primarily of compensation and benefits expense. For the three-months ended June 30, 2008, the direct cost of service revenue increased 4% as compared to the second quarter of 2007. Similarly, the direct cost of services revenue increased 7% for the six-months ended June 30, 2008 compared to the second quarter of 2007. We incurred an increase in labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for VoIP. For both the three- and six-months ended June 30, 2008, the cost of circuits and other data access costs accounted for approximately 14% of total direct costs of our commercial service revenues. Such costs comprised approximately 15% of the total direct costs of our commercial service revenues for both the three- and six-month periods ended June 30, 2007.

Commercial services gross profit for both the three- and six-months ending June 30, 2008 was approximately 20% higher than the same periods in 2007 based on approximately 12% to 13% higher revenue, reflecting improved operating efficiencies enabling higher revenue with only nominal increases in labor, fringe and contractors costs.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems incorporating our licensed software for enhanced services, including text messaging and location-based services, to wireless carriers. These systems are designed to incorporate our licensed software. We design our software to ensure that it is compliant with all applicable standards.

Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional system license revenue. Systems revenues typically contain multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the relative fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified volume of usage, along with the purchase of annual maintenance at a specified rate. We recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered the software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs or labor costs incurred compared to estimated total labor costs for contracts that have a significant component of third-party materials costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Software license fees billed and not recognized as revenue are included in deferred revenue.

Commercial systems revenue for the three-month period ended June 30, 2008 was six times higher than in the comparable period of 2007, due mainly to increased sales of licensed text messaging software. Commercial systems revenue was 144% higher for the six-month period ended June 30, 2008 than for the comparable six-month period of 2007, primarily due to purchases of increased license capacity by customers in the first half of 2008, compared to a smaller purchase in the first two quarters of 2007.

The direct cost of our systems consists primarily of compensation and benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. There is no significant direct cost associated with customer purchases of licensed capacity. During the three- and six-months ended June 30, 2008, direct costs of systems included $0.6 million and $1.0 million, respectively, of amortization of software development costs. In the three- and six-months ended June 30, 2007, the composition of the direct cost of our systems was about the same except for $0.4 million and $0.7 million, respectively, of amortization of software development costs. The increase in the direct costs of systems in the three- and six-months ended June 30, 2008 is due to the cost of developing new custom solutions.

Our commercial systems gross profit was 69% and 75%, respectively, in the three- and six-month periods ended June 30, 2008 versus 8% and 67% for the three- and six-months ended June 30, 2007. The average gross profit increased as a percentage of revenue as a result of higher sales of licensed software capacity and the absence of a license capacity sale in the second quarter of 2007.

Government Segment:

	Three Months				Six Months
	Ended				Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Services revenue	$7.8	$8.0	$(0.2)	(3)%	$15.0	$15.2	$(0.2)	(1)%
Systems revenue	10.5	11.4	(0.9)	(8)%	17.4	17.9	(0.5)	(3)%

Government segment revenue	18.3	19.4	(1.1)	(6)%	32.4	33.1	(0.7)	(2)%

Direct cost of services revenue	6.3	6.1	0.2	3%	11.9	11.8	0.1	1%
Direct cost of systems revenue	7.7	9.8	(2.1)	(21)%	12.8	15.2	(2.4)	(16)%

Government segment cost of revenue	14.0	15.9	(1.9)	(12)%	24.7	27.0	(2.3)	(9)%

Services gross profit	1.5	1.9	(0.4)	(21)%	3.1	3.4	(0.3)	(9)%
% of revenue	19%	24%			21%	22%
Systems gross profit	2.8	1.6	1.2	75%	4.6	2.7	1.9	70%

% of revenue	27%	14%			26%	15%
Government segment gross profit[1]	$4.3	$3.5	$0.8	23%	$7.7	$6.1	$1.6	26%

% of revenue	23%	18%			24%	18%

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

Government services revenues decreased by approximately $0.2 million for both the three- and six-months ended June 30, 2008 versus the comparable period for 2007. The decreases were a result of timing of delivery contracts and renewal of maintenance contracts.

Direct cost of government services revenue consists of compensation, benefits and travel incurred in delivering these services, as well as satellite space segment purchased for resale to government customers. The direct costs of government services increased slightly by 3% and 1% in the three- and six-months ended June 30, 2008, respectively, compared to the same period in 2007, as a result of increased volume of service requests.

Our gross profit from government services was $1.5 million in the three-months ended June 30, 2008 compared to $1.9 million in the same period of 2007. Gross profit was $3.1 million in the six-months ended June 30, 2008 versus $3.4 million in 2007. Gross profit as a percentage of revenue in the three- and six-months ended June 30, 2008 decreased as a result of lower average pricing on the renewal of several contracts.

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

Systems sales in our Government Segment were $10.5 million and $17.4 million for the three- and six-months ended June 30, 2008 compared to $11.4 million and $17.9 million for the three- and six-months ended June 30, 2007. The decrease in second quarter of 2008 versus the same period in 2007 represents a slightly lower sales volume from the fulfillment of task orders under the Army Worldwide Satellite Systems (WWSS) 5-year contract vehicle. In July 2008, TCS was named the sole awardee of an indefinite delivery/indefinite quantity delivery order with a potential value of $246 million over the next 39 months, under the WWSS procurement vehicle.

The cost of our government systems revenue consists of purchased system components, compensation, benefits, travel, satellite airtime, and the costs of third-party contractors that we engage. These equipment and third-party costs are variable for our various types of products, and margins fluctuate between periods based on the respective product mixes.

Our government systems gross profit increased to $2.8 million and $4.6 million, respectively, in the three- and six-months ended June 30, 2008 from $1.6 million and $2.7 million, respectively, in the comparable periods of 2007 mainly as a result of cost savings and slightly higher margins.

Major Customers

For the three- and six-month periods ended June 30, 2008, customers that accounted for 10% or more of total revenue were Verizon Wireless and U.S. Government agencies, measured as a single customer. The loss of either of these customers would have a material adverse impact on our business. Verizon Wireless and various U.S. Government agencies also accounted for 10% or more of total revenue for the three- and six-months ended June 30, 2007. Verizon Wireless is a customer of our Commercial Segment, and the various U.S. Government agencies are customers of our Government Segment.

Revenue Backlog

As of June 30, 2008 and 2007, we had unfilled orders, or funded backlog, as follows:

	June 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%

Commercial Segment	$78.4	$96.8	$(18.4)	(19)%
Government Segment	37.0	25.9	11.1	43%

Total funded contract backlog	$115.4	$122.7	$(7.3)	(6)%

Commercial Segment	$81.0	96.8	$(15.8)	(16)%
Government Segment	125.2	62.2	63.0	101%

Total backlog of orders and commitments, including customer options	$206.2	$159.0	$47.2	30%

Expected to be realized within the next 12 months	$75.9	$71.3	$4.6	6%

Funded contract backlog on June 30, 2008 and 2007 was approximately $115.4 million and $122.7 million, respectively, of which the Company expects to recognize approximately $75.9 million in the next twelve months. Total backlog was approximately $206.2 million and $159.0 million at the end of the second quarter of 2008 and 2007, respectively. Funded contract backlog represents contracts for which fiscal year funding has been appropriated by our customers (mainly federal agencies), and for our hosted services is computed by multiplying the most recent month’s recurring revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved. Company backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months				Six Months
	Ended				Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Research and development expense	$3.9	$3.3	$0.6	18%	$8.0	$6.4	$1.6	25%
% of total revenue	9%	9%			9%	9%

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

The expenses we incur relate mainly to software applications which are being marketed to new and existing customers on a global basis. Throughout the three- and six-months ended June 30, 2008 and 2007, research and development was primarily focused on cellular and hosted location-based applications, including Voice over IP E9-1-1, enhancements to our hosted location-based service platform, and wireless location-based service applications.

For the three- and six-month periods ended June 30, 2008, we capitalized $0.1 million and $0.3 million, respectively, of research and development costs for certain software projects in accordance with the above policy versus $0.4 million and $0.9 million for the three- and six-month periods ended June 30, 2007. The capitalized costs relate to our location-based software. These costs will be amortized on a product-by-product basis using the straight-line method over the products’ estimated useful life, not longer than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

Research and development expenses were higher for the three- and six-month period ended June 30, 2008 versus the comparable periods of 2007, primarily as the result of increased company personnel assigned to software development work, an allocated portion of a $0.5 million charge for vacating one of our facility leases in Tampa, Florida, which was due to expire in December 2009, and variable compensation charges.

Sales and marketing expense:

	Three Months				Six Months
	Ended				Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Sales and marketing expense	$3.6	$3.2	$0.4	13%	$6.7	$6.3	$0.4	6%
% of total revenue	8%	9%			8%	9%

Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to the U.S. Government primarily through direct sales professionals. Sales and marketing expenses have increased due to additional government sales expenditures and variable compensation charges.

General and administrative expense:

	Three Months				Six Months
	Ended				Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

General and administrative expense	$6.0	$5.5	$0.5	9%	$11.3	$10.2	$1.1	11%
% of total revenue	14%	16%			13%	15%

General and administrative expense consists primarily of costs associated with management, finance, legal, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The increase in 2008 was due to an allocated portion of a $0.5 million charge for vacating one of our facility leases in Tampa, Florida, which was due to expire in December 2009 and an allocated portion of a $1.5 million charge for variable compensation.

Depreciation and amortization of property and equipment:

	Three Months				Six Months
	Ended				Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Depreciation and amortization of property and equipment	$1.5	$1.6	$(0.1)	(6)%	$3.0	$3.2	$(0.2)	(6)%
Average gross cost of property and equipment during the period	$49.8	$54.5			$49.0	$54.1

Depreciation and amortization of property and equipment represents the period costs associated with our investment in computers, telephone equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of our assets generally ranges from 5 years for furniture, fixtures, and leasehold improvements to 3 to 4 years for most other types of assets including computers, software, telephone equipment and vehicles. Depreciation expense in the first half of 2008 reflects a lower balance of net fixed asset cost than a year ago and assets bought more than three years ago having become fully depreciated.

Amortization of acquired intangible assets:

	Three Months				Six Months
	Ended June 30,		2008 vs. 2007		Ended June 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Amortization of acquired intangible assets	$0.1	$0.1	$—	NM	$0.1	$0.1	$—	NM

The amortization of acquired intangible assets relates to the digital mapping business assets acquired from Kivera, Inc. in 2004, which are being amortized over their useful lives of between three and nineteen years using the greater of the straight-line method or the revenue curve method.

Interest expense:

	Three Months				Six Months
	Ended June 30,		2008 vs. 2007		Ended June 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Interest expense incurred on notes payable and line of credit	$0.2	$0.4	$(0.2)	(50)%	$0.5	$1.0	$(0.5)	(50)%
Interest expense incurred on capital lease obligations	0.1	0.1	—	NM	0.1	0.1	—	NM
Amortization of deferred financing fees	—	0.1	(0.1)	(100)%	0.1	0.2	(0.1)	(50)%
Amortization of debt discount	—	0.2	(0.2)	(100)%	—	0.5	(0.5)	(100)%
Write-off of unamortized debt discount and debt issuance expenses	—	2.4	(2.4)	(100)%	—	2.4	(2.4)	(100)%

Total interest expense	$0.3	$3.2	$(2.9)	(91)%	$0.7	$4.2	$(3.5)	(83)%

Interest expense is incurred under notes payable, a line of credit, and capital lease obligations. Interest on our notes payable is primarily at stated interest rates at the bank’s prime rate plus 0.25% per annum (5.25% at June 30, 2008) and interest on line of credit borrowing is at the bank’s prime rate, which was 5% per annum as of June 30, 2008.

On June 25, 2007, we refinanced our $10 million long term debt with a new five year note payable to our principal bank. The borrowing rate under the new note was the bank’s prime rate plus 0.25% per annum, (5.25% at June 30, 2008) and the note is repayable in equal monthly installments of $0.2 million plus interest. The funds were used primarily to retire the March 2006 secured notes (2006 Notes). This refinancing resulted in the $2.4 million write-off of unamortized debt discount and debt issuance expenses in the second quarter of 2007. In March 2006, we issued and sold $10 million in principal amount of secured notes due March 10, 2009 (2006 Notes), with cash interest at the rate of 14% per annum, along with warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share (2006 Warrants). The 2006 Notes provide for optional in-kind interest payments, but we have paid all interest due under the 2006 Notes in cash.

Our bank line of credit expires in June 2010, and our maximum line of credit is $22 million, subject to borrowing base limitations and working capital metrics. There were no borrowings outstanding under our line of credit at June 30, 2008.

In December 2006, we borrowed $5 million under 3 year notes secured by accounts receivable of one customer. Effective March 28, 2008, we paid this debt in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to $3.2 ($2.6 million at June 30, 2008) less $0.2 million per month for the number of full months that have expired since the effective date. The remaining term for which we will be able to draw down the line of credit is eighteen months at June 30, 2008, and the maturity date is December 28, 2009. The borrowing rate is London InterBank Offered Rate (LIBOR) plus 500 basis points. As of June 30, 2008, the Company had not borrowed against this line.

Cash interest expense on notes payable in the first half of 2008 was lower than in the first half of 2007 due the effect of higher priced March 2006 debt. The interest cost of capital lease financings was about the same in both periods.

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

Our total interest and financing expense decreased for the three- and six-months ended June 30, 2008 versus the comparable period of 2007 primarily as a result of retiring our incremental March 2006 and December 2006 borrowings.

Other income/(expense), net:

Other income/(expense), net consists primarily of interest earned on investment accounts, foreign currency translation/transaction gain or loss, which is dependent on international fluctuations in exchange rates. In the first quarter of 2008, the Company recorded a loss of $0.5 million from the decline in the fair market value of a certain security considered to be other than temporary and recognized a corresponding expense. The other components of other income/(expense), net typically remain comparable between periods.

Income taxes:

We have recorded a full valuation allowance for deferred tax assets as a result of the uncertainty regarding our ability to fully realize our net operating loss carry-forwards and other deferred tax assets. Income tax expense of $0.2 recorded for the three- and six-months ended June 30, 2008 for alternative minimum tax due on income generated for the period. No income tax provision for federal or state income taxes was made for the three- and six-months ended June 30, 2007.

Discontinued Operations — Enterprise assets:

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

The following table presents income statement data for the discontinued Enterprise operations:

	Three Months				Six Months
	Ended June 30,		2008 vs. 2007		Ended June 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Enterprise revenue	$—	$1.7	$(1.7)	NM	$—	$5.6	$(5.6)	NM

Enterprise gross profit	$—	$0.4	$(0.4)	NM	$—	$0.9	$(0.9)	NM

Loss from discontinued operations	$—	$(0.1)	$0.1	NM	$—	$(0.3)	$0.3	NM

Second quarter 2007 revenue, gross profit, and operating expenses include only Mobile Asset Management division operations, and the revenue and costs of the two subscriber-based divisions that were sold effective January 1, 2007. Other income in 2007 represents the estimated earn-out payments earned during the quarter under our subscriber unit divestiture agreements.

Net income( loss):

	Three Months				Six Months
	Ended				Ended
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Net income/(loss)	$12.0	$(6.1)	$5.9	97%	$16.6	$(5.5)	$11.1	202%

Net income increased for the three- and six-months ended June 30, 2008 versus the comparable three- and six-month periods of 2007 due primarily to increased revenue and gross profit from continuing operations, the absence of the effect of discontinued operations, a one-time payment of $8.1 million net from the sale of a patent, and other factors discussed above.

Liquidity and Capital Resources

	Six Months
	Ended
	June 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%

Net cash and cash equivalents provided by/(used in):
Continuing operations
Income(loss)	$16.6	$(5.2)	$21.8	419%
Non-cash charges	6.7	9.3	(2.6)	(28)%
Net changes in working capital including changes in other assets	(4.4)	2.0	(6.4)	(320)%

Operating activities	18.9	6.1	12.8	210%
Purchases of property and equipment	(1.7)	(1.0)	(0.7)	70%
Capitalized software development costs	(0.3)	(0.9)	0.6	67%
Proceeds from new borrowings	—	10.0	(10.0)	(100)%
Other financing activities	(4.7)	(8.2)	3.5	43%

Cash provided by/(used in) continuing operations	12.2	6.0	6.2	103%
Discontinued operations
Operating activities	—	(3.3)	3.3	100%
Investing activities	—	4.0	(4.0)	(100)%

Cash provided by/(used in) discontinued operations	—	0.7	(0.7)	(100)%
Net increase/(decrease) in cash	$12.2	$6.7	$5.5	82%

Days revenue outstanding in accounts receivable, including unbilled receivables	89	64

Capital resources:  We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, as well as the capital leases to fund fixed asset purchases.

Sources and uses of cash:  The Company’s cash and cash equivalents balance was approximately $28.2 million at June 30, 2008, an $11.2 million increase from $17.0 million at June 30, 2007.

Operations:  Cash generated by continuing operations increased to $12.2 million for the six-months ended June 30, 2008 compared to cash used in by continuing operations of $6.0 million for the same period in 2007. This change is primarily due to higher earnings for the six-months ended June 30, 2008 period and the one-time receipt of $8.1 million by the Company for the sale of a patent. Discontinued operations generated $0.7 million in 2007. The operations and cash flows of the discontinued operations have been eliminated from those of continuing operations and the Company has no significant involvement in the operations since the disposal transaction.

Investing activities:  Fixed asset additions were approximately $1.7 million for the six-months ended June 30, 2008, and $1.0 million for the six-months ended June 30, 2007. Also, investments were made in development of carrier software for resale which had reached the stage of development calling for capitalization, in the amounts approximately $0.3 million and $0.9 million for the six-months ended June 30, 2008 and 2007, respectively.

Financing activities:  We have a $22 million revolving credit line with our principal bank through June 2010 and the borrowing rate was the bank’s prime rate, which was 5% per annum at June 30, 2008. Borrowings at any time are limited based mainly on accounts receivable levels and a working capital ratio, each as defined in the amended line of credit agreement. The line of credit available is also reduced by the amount of letters of credit outstanding, which was $0.7 million at June 30, 2008. As of June 30, 2008, we had no borrowings outstanding under our bank line of credit and had approximately $19.8 million of unused borrowing availability under the line.

Our line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio; as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth. The bank credit agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of the Company to occur, or (ii) no material impairment of the prospect of repayment of any portion of the borrowings under the agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the agreement. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable. As of June 30, 2008, we were in compliance with the covenants related to our line of credit and term loan agreement and we believe that the Company will continue to comply with these covenants.

On December 28, 2006, we issued a $5 million note for a term of three years, with cash interest at 10.35% per annum, secured by accounts receivable of one customer to an institutional lender. Effective March 28, 2008, we paid our December 2006 term loan in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to $3.2 million ($2.6 million at June 30, 2008) less $0.2 million per month for the number of full months that have expired since the effective date. The remaining term for which we are able to draw down the line of credit is eighteen months at June 30, 2008, and the maturity date is December 28, 2009. The borrowing rate is London InterBank Offered Rate (LIBOR) plus 500 basis points. As of June 30, 2008, we had no borrowings outstanding and $2.6 million in unused borrowing availability under the line.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we had standby letters of credit issued on our behalf of approximately $0.7 million, principally pursuant to a contracting requirement for our Government segment’s City of Baltimore services contract.

Contractual Commitments

As of June 30, 2008, our most significant commitments consisted of term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of June 30, 2008 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total

Term notes payable	$2.6	$4.7	2.3	$—	$9.6
Capital lease obligations	2.0	2.0	0.6	—	4.6
Operating leases	3.1	5.8	0.9	0.2	10.0

Total contractual commitments	$7.7	12.5	$3.8	$0.2	$24.2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2007 Annual Report on Form 10-K.

Foreign Currency Risk

For the three- and six-month periods ended June 30, 2008, we generated $2.3 million and $3.8 million of revenue, respectively, outside the U.S., mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of June 30, 2008, we had no billed accounts receivable that were denominated in foreign currencies and would be exposed to foreign currency exchange risk. During 2008, our average receivables subject to foreign currency exchange risk were $0.2 million. We have not had a material balance of unbilled receivables denominated in foreign currency at any point in 2008. We have recorded immaterial transaction losses of foreign currency denominated deferred revenue for both the three- and six-months ended June 30, 2008.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2008.

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

On July 12, 2006, we filed suit in the US District Court for the Eastern District of Virginia against Mobile 365 (now Sybase 365, a subsidiary of Sybase Inc.) and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience, issued to the Company. We resolved the matter with regard to WiderThan Americas, and during the second quarter of 2007 we received a favorable jury decision that Sybase 365 infringed the claims of our patent. The jury awarded us a one-time monetary payment in excess of $10 million for past damages and a 12% royalty. The jury also found Sybase 365’s infringement willful and upheld the validity of the patent. The jury’s findings remain subject to post trial motions. After the judge rules on the post trial motions, either side may appeal to the US Court of Appeals for the Federal Circuit. There can be no assurances to what extent the matter will continue to be successful, if at all. Additionally, we could become subject to counter claims. To date, the Company has not received or recorded any amounts related to this jury award.

In October 2006, two former shareholders of Xypoint Corporation sued the former officers and directors of that corporation for breach of fiduciary duty and violation of certain Washington state securities and consumer protection acts when they approved, and recommended that shareholders approve, the merger of Xypoint into TeleCommunication Systems, Inc. The plaintiffs requested unspecified damages. The merger agreement from 2001 provided that we would indemnify the officers and directors of Xypoint for a period of six years after the merger (ending January 2007) for their actions in approving the merger. In December 2006, the complaint was amended to include TCS and Windward

Acquisition Corporation (our acquisition subsidiary), an extinguished corporation, as defendant. On May 7, 2007, the Honorable Jeffrey M. Ramsdell of the King County Superior Court (Washington) entered an order dismissing the complaint, with prejudice. On October 19, 2007, the plaintiffs filed an appeal of the dismissal order with the Washington Court of Appeals. The briefing on plaintiff’s appeal was completed, but no date was set for the appeal hearing. We had purchased Directors and Officers insurance policies to cover claims against the former officers and directors of Xypoint and us. On January 4, 2008, we filed suit in the King County Superior Court (Washington) against Great American Insurance Company for the costs we had incurred in defending the suit and any potential settlement or judgment. We entered into a confidential settlement agreement with the plaintiffs that became effective as of May 19, 2008, and a confidential settlement agreement with Great American Insurance Company that became effective as of June 24, 2008. We believe that these two settlement agreements finally resolved all issues related to this matter, and they did not have a material effect on our consolidated results of operations, financial position or cash flows.

On December 21, 2007, we filed suit in the US District Court for the Eastern District of Virginia against Research In Motion Limited (“RIM) for patent infringement related to U.S. patent No. 6,871,215, Universal Mail Wireless Email Reader (U-mail), issued to the Company. On April 11, 2008, we entered into a stand still agreement with RIM through June 12, 2008, and dismissed the suit without prejudice so that we can continue settlement discussions. Effective June 13, 2008, we sold U.S. patent No. 6,871,215 to TIP Communications LLC, which resolved our dispute with RIM, and reported $8.1 million in other operating income from the sale.

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

At our Annual Meeting of Shareholders held on June 12, 2008 (the “Annual Meeting”), the following members were re-elected to the Board of Directors:

Terms Expiring in 2011	Affirmative Votes	Votes Withheld

Clyde A. Heintzelman	50,212,605	370,229
Richard A. Kozak	49,653,167	929,667

The term of the following Directors continued after the Annual Meeting: Maurice B. Tosé, James M. Bethmann, Weldon H. Latham, and Byron F. Marchant.

There were no other items submitted to the shareholders for a vote at the meeting.

Item 6.	Exhibits

Exhibit
Numbers	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of August 2008.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé August 5, 2008	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. August 5, 2008	Senior Vice President and Chief Financial Officer (Principal Financial Officer)