Form 10-Q
period 2008-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2008-11-04
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008

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

Shares outstanding
as of September 30,
Title of Each Class	2008

Class A Common Stock, par value
$0.01 per share	36,963,106
Class B Common Stock, par value
$0.01 per share	7,076,334

Total Common Stock Outstanding	44,039,440

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue
Services	$24,902	$22,049	$72,002	$65,552
Systems	31,629	15,586	68,853	41,538

Total revenue	56,531	37,635	140,855	107,090

Direct costs of revenue
Direct cost of services revenue	15,486	12,889	43,323	39,487
Direct cost of systems revenue, including amortization of software development costs of $560, $396, $1,592 and $1,112, respectively	23,588	10,608	41,299	28,489

Total direct cost of revenue	39,074	23,497	84,622	67,976

Services gross profit	9,416	9,160	28,679	26,065
Systems gross profit	8,041	4,978	27,554	13,049

Total gross profit	17,457	14,138	56,233	39,114

Operating costs and expenses
Research and development expense	3,815	3,329	11,838	9,700
Sales and marketing expense	3,128	2,729	9,822	9,049
General and administrative expense	6,071	4,656	17,386	14,808
Depreciation and amortization of property and equipment	1,474	1,497	4,470	4,721
Amortization of acquired intangible assets	37	37	111	111

Total operating costs and expenses	14,525	12,248	43,627	38,389

Gain on sale of patent	—	—	8,060	—

Income from operations	2,932	1,890	20,666	725
Interest and financing expenses	(205)	(328)	(734)	(1,432)
Amortization of debt discount and debt issuance expenses	(27)	(23)	(173)	(676)
Write-off of unamortized debt discount and debt issuance expenses	—	—	—	(2,458)
Other income/(expense), net	171	177	(105)	330

Income/(loss) from continuing operations before income taxes	2,871	1,716	19,654	(3,511)
Provision for income taxes	(114)	—	(314)	—

Income/(loss) from continuing operations	2,757	1,716	19,340	(3,511)
Income/(loss) from discontinued operations	—	54	—	(215)

Net income/(loss)	$2,757	$1,770	$19,340	$(3,726)

Income/(loss) per share-basic
Income/(loss) per share from continuing operations	$0.06	$0.04	$0.45	$(0.08)
Loss per share from discontinued operations	—	0.00	—	(0.01)

Net income/(loss) per share-basic	$0.06	$0.04	$0.45	$(0.09)

Income/(loss) per share-diluted
Income/(loss) per share from continuing operations	$0.06	$0.04	$0.42	$(0.08)
Loss per share from discontinued operations	—	0.00	—	(0.01)

Net income/(loss) per share-diluted	$0.06	$0.04	$0.42	$(0.09)

Weighted average shares outstanding-basic	43,312	41,814	42,693	41,210

Weighted average shares outstanding-diluted	49,218	44,792	46,223	41,210

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$38,676	$15,955
Accounts receivable, net of allowance of $257 in 2008 and $266 in 2007	26,391	20,424
Unbilled receivables	29,698	15,229
Inventory	4,190	5,373
Other current assets	5,778	5,561

Total current assets	104,733	62,542
Property and equipment, net of accumulated depreciation and amortization of $40,394 in 2008 and $35,969 in 2007	11,635	11,209
Software development costs, net of accumulated amortization of $6,312 in 2008 and $4,783 in 2007	3,255	4,406
Acquired intangible assets, net of accumulated amortization of $620 in 2008 and $509 in 2007	598	709
Goodwill	1,813	1,813
Other assets	1,221	1,445

Total assets	$123,255	$82,124

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$25,385	$12,459
Accrued payroll and related liabilities	9,612	4,915
Deferred revenue	4,709	4,685
Current portion of capital lease obligations and of notes payable	3,798	5,444

Total current liabilities	43,504	27,503
Capital lease obligations and notes payable, less current portion	8,343	10,657
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 36,963,106 in 2008 and 34,970,394 in 2007	369	349
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 7,076,334 in 2008 and 7,301,334 in 2007	71	74
Additional paid-in capital	235,929	227,987
Accumulated other comprehensive income/(loss)	20	(125)
Accumulated deficit	(164,981)	(184,321)

Total stockholders’ equity	71,408	43,964

Total liabilities and stockholders’ equity	$123,255	$82,124

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income/(Loss)	Deficit	Total

Balance at January 1, 2008	$349	$74	$227,987	$(125)	$(184,321)	$43,964
Options exercised for the purchase of 1,648,710 shares of Class A Common Stock	17	—	4,816	—	—	4,832
Issuance of 108,174 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	328	—	—	329
Conversion of 225,000 shares of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Stock compensation expense	—	—	2,798	—	—	2,798
Unrealized loss on securities and other	—	—	—	(363)	—	(363)
Realization of unrealized loss on securities	—	—	—	515	—	515
Foreign currency translation adjustment	—	—	—	(7)	—	(7)
Net income for the nine months ended September 30, 2008	—	—	—	—	19,340	19,340

Balance at September 30, 2008	$369	$71	$235,929	$20	$(164,981)	$71,408

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Operating activities:
Net income/(loss)	$19,340	$(3,726)
Less: Loss from discontinued operations	—	(215)

Income/(loss) from continuing operations	19,340	(3,511)
Adjustments to reconcile net income/(loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,470	4,721
Non-cash stock compensation expense	2,798	3,121
Amortization of software development costs	1,529	1,112
Amortization of debt discount	—	480
Amortization of deferred financing fees	173	253
Impairment of marketable securities	699	—
Write-off of unamortized debt discount and debt issuance expenses	—	2,458
Amortization of acquired intangible assets	111	111
Other non-cash (income)/expense	54	(45)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,967)	(4,857)
Unbilled receivables	(14,469)	(1,302)
Inventory	1,183	(110)
Other current assets	140	(1,408)
Other assets	156	(488)
Accounts payable and accrued expenses	12,926	4,262
Accrued payroll and related liabilities	4,697	(1,630)
Deferred revenue	24	2,444

Net cash provided by operating activities of continuing operations	27,864	5,611
Net cash used in operating activities of discontinued operations	—	(3,280)

Total net cash provided by operating activities	27,864	2,331
Investing activities:
Purchases of property and equipment	(2,152)	(1,899)
Capitalized software development costs	(381)	(1,200)

Net cash used in investing activities of continuing operations	(2,533)	(3,099)
Net cash provided by investing activities of discontinued operations	—	4,000

Total net cash (used in)/provided by investing activities	(2,533)	901
Financing activities:
Payments on long-term debt and capital lease obligations	(6,704)	(14,540)
Proceeds from issuance of long-term debt	—	10,000
Proceeds from exercise of warrants	—	2,208
Proceeds from exercise of stock options and sale of stock	4,094	3,268

Total net cash (used in)/provided by financing activities	(2,610)	936
Net increase in cash from continuing operations	22,721	3,448
Net increase in cash from discontinued operations	—	720

Total net increase in cash	22,721	4,168
Cash and cash equivalents at the beginning of the period	15,955	10,358

Cash and cash equivalents at the end of the period	$38,676	$14,526

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
September 30, 2008
(amounts in thousands, except share and per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2007 Annual Report on Form 10-K.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Investments in Marketable Securities and Note Receivable.  At September 30, 2008, the Company holds $181 of marketable securities and a $1,000 note receivable, which were obtained as partial consideration from three small divestitures during 2007. The marketable securities and note receivable are included in other current assets and the marketable securities are classified as available-for-sale in accordance with the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value based on a quoted market price. In the first and third quarters of 2008, the Company determined the decline in the fair market value of some of the securities held were considered other than temporary and wrote down the value of the shares by approximately $482 and $217, respectively, which are included in other expenses. Gains or losses on securities sold will be based on the specific identification method. The note receivable bears simple interest at 8.25% and is due in November of 2008.

Other Comprehensive Income/(Loss).  Other comprehensive income/(loss) includes changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income/(loss) refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from net income. For operations outside the U.S. that are denominated in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments for our European subsidiary are included as a component of our accumulated other comprehensive loss in stockholders’ equity. Also included are any unrealized gains or losses on marketable securities that are classified as available-for-sale.

Software Development Costs.  For the three- and nine-months ended September 30, 2008 we capitalized $75 and $381 of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized as software development costs and will be amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. For the three- and nine-months ended September 30, 2007, we capitalized $313 and $1,200 of software development costs.

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

Earnings per share.  Basic income/(loss) per common share is based upon the average number of shares of common stock outstanding during the period. Stock options to purchase approximately 1.8 million and 3.7 million shares for the three- and nine-months ended September 30, 2008 and 2.6 million and 5.1 million shares for the three- and nine-months ended September 30, 2007 were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Basic weighted average common shares outstanding	43,312	41,814	42,693	41,210
Dilutive options outstanding	4,787	2,232	2,654	—
Dilutive warrants outstanding	1,119	746	876	—

Diluted weighted average common shares outstanding used in the calculation of diluted income/(loss)	49,218	44,792	46,223	41,210

Income Taxes.  The Company has a net deferred tax asset of approximately $49 million, against which it maintains a full valuation allowance. In accordance with requirements of FAS 109, the Company has considered criteria for determining whether it is more likely than not that its deferred tax assets will be realized, including the Company’s history of net operating losses.

Income tax amounts and balances are accounted for using the liability method of accounting for income taxes, and deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense of $114 and $314 was recorded for the three- and nine-months ended September 30, 2008, respectively, for alternative minimum taxes (AMT). Income tax expense is recorded based on a projected annual effective tax rate. The projected annual effective tax rate is calculated using alternative minimum taxes due on income for which a valuation allowance has been provided for the AMT tax credit carryfoward.

If the Company generates sustained future taxable income against which these tax attributes may be applied, some or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to paid in capital and the remainder would be recorded as a reduction in income tax expense.

The Company adopted FIN 48 on January 1, 2007 for which there was no cumulative effect of applying its provisions. The Company classifies interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for the three- and nine-months ended September 30, 2008 and 2007, respectively. The Company does not currently anticipate that the total amounts of unrecognized tax

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S., state, and foreign jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods before 2003.

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 did not have an effect on the Company’s results of operations and financial position. The Company is evaluating the impact of the non-financial asset and liability provisions of this standard and does not expect the adoption of those provisions to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Liabilities.” SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value measurement of SFAS 159.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for us for acquisitions made after December 31, 2008. The Company is evaluating the impact of this standard. The adoption of SFAS 141(R) may have a material impact on the Company’s financial statements for business acquired post-adoption.

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

We also recognize non-cash stock compensation expense for restricted stock issued to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. We had 19,455 shares of restricted stock outstanding as of September 30, 2008, and approximately 26,000 shares at September 30, 2007. We expect to record future stock compensation expense of $25 as a result of the restricted stock grants outstanding as of September 30, 2008 that will be recognized over the remaining vesting period in 2008.

The material components of our stock compensation expense are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Continuing operations:
Stock options granted at fair value	$846	$894	$2,661	$2,807
Restricted stock	25	79	80	236
Employee stock purchase plan	29	27	57	78

Total stock compensation expense included in continuing operations	$900	$1,000	$2,798	$3,121

Discontinued operations:
Stock options granted at fair value	$—	$—	$—	$132

Total stock compensation expense included in discontinued operations	$—	$—	$—	$132

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Non-cash stock compensation included in our continuing operations in the accompanying Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,
	2008			2007
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$278	$119	$397	$260	$160	$420
Direct cost of systems	41	159	200	40	20	60

Total stock compensation included in direct costs of revenue	$319	$278	$597	$300	$180	$480

	Nine Months Ended September 30,
	2008			2007
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$864	$370	$1,234	$811	$499	$1,310
Direct cost of systems	128	494	622	125	63	188

Total stock compensation included in direct costs of revenue	$992	$864	$1,856	$936	$562	$1,498

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Stock compensation included in operating expenses:
Research and development expense	$197	$200	$612	$624
Sales and marketing expense	65	145	203	453
General and administrative expense	41	175	127	546

Total stock compensation included in operating expenses	$303	$520	$942	$1,623

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option activity and related information for the nine months ended September 30, 2008 is as follows:

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price

Outstanding, beginning of year	11,144	$3.69
Granted	2,772	$3.24
Exercised	(1,649)	$2.93
Forfeited	(471)	$3.48

Outstanding, at September 30, 2008	11,796	$3.70

Exercisable, at September 30, 2008	6,515	$4.11

Vested and expected to vest at September 30, 2008	10,162	$3.79

Estimated weighted-average grant- date fair value of options granted during the period	$1.89

Weighted-average remaining contractual life of options outstanding at end of period	6.66 years

		Weighted
		Average
	Number of	Fair
	Options	Value

Non-vested, beginning of year	4,629	$2.29

Forfeited	(410)	$2.07

Vested	1,710	$2.20

Exercisable, at September 30, 2008	6,515	$3.57

Non-vested, at September 30, 2008	5,281	$2.13

Exercise prices for options outstanding at September 30, 2008 ranged from $0.29 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
	Options	Exercise Prices of	Life of Options	Options	Exercise Prices of
Exercise Prices	Outstanding	Options Outstanding	Outstanding (Years)	Exercisable	Options Exercisable

$0.29 - $ 2.61	3,063	$2.37	6.64	2,102	$2.35
$2.61 - $ 5.21	6,655	$3.34	7.26	2,335	$3.30
$5.21 - $ 7.82	2,048	$6.74	4.81	2,048	$6.74
$7.82 - $26.05	30	$11.07	4.26	30	$11.07

	11,796			6,515

As of September 30, 2008, we estimate that we will recognize $3,759 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3.6 years, of which we estimate $879 will be recognized during the remainder of 2008.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

In using the Black-Scholes model to calculate the fair value of our stock options, our assumptions were as follows:

	Nine Months Ended September 30,
	2008	2007

Expected life (in years)	5.5	5.5
Risk-free interest rate(%)	2.65%-3.33%	4.23%-4.92%
Volatility(%)	60%-67%	68%-74%
Dividend yield(%)	0%	0%

3.  Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $879 and $2,744 during the three- and nine-months ended September 30, 2008, respectively. We acquired $887 and $1,516 of property under capital leases during the three- and nine-months ended September 30, 2007, respectively.

Interest paid totaled $205 and $734 during the three- and nine-months ended September 30, 2008, respectively. We paid $328 and $1,432 in interest for the three- and nine-months ended September 30, 2007, respectively.

Alternative minimum income taxes paid totaled $114 and $314 during the three- and nine-months ended September 30, 2008 and were nil for the three- and nine-months ended September 30, 2007.

During the second quarter of 2008, the Company returned 400 shares of Stockgroup Media Inc. with a net realized a loss of $140 in a settlement of a divestiture post closing adjustment claim.

4.	Fair Value Measurement

In the first quarter of 2008, we adopted SFAS 157 “Fair Value Measurements” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value, and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments, nor does it apply to measurements related to inventory.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follow ($ in thousands):

	Fair Value	Fair Value Measurements at
	as of	9/30/2008
	9/30/2008	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$38,676	$38,676	$—	$—
Marketable securities available for sale	181	181	—	—

	$38,857	$38,857	$—	$—

The fair value of marketable securities are based on quoted market prices from various stock exchanges.

5.	Segment Information

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth results for our reportable segments for the three- and nine-months ended September 30, 2008 and 2007, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Three Months Ended September 30,
	2008			2007
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$15,720	$9,182	$24,902	$15,014	$7,035	$22,049
Systems	6,981	24,648	31,629	4,418	11,168	15,586

Total revenue	22,701	33,830	56,531	19,432	18,203	37,635

Operating costs and expenses
Direct cost of services	8,166	7,320	15,486	7,434	5,455	12,889
Direct cost of systems	2,449	21,139	23,588	1,141	9,467	10,608

Total direct costs	10,615	28,459	39,074	8,575	14,922	23,497

Gross profit
Services gross profit	7,554	1,862	9,416	7,580	1,580	9,160
Systems gross profit	4,532	3,509	8,041	3,277	1,701	4,978

Total gross profit	$12,086	$5,371	$17,457	$10,857	$3,281	$14,138

	Nine Months Ended September 30,
	2008			2007
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$47,809	$24,193	$72,002	$43,320	$22,232	$65,552
Systems	26,761	42,092	68,853	12,520	29,018	41,538

Total revenue	74,570	66,285	140,855	55,840	51,250	107,090

Operating costs and expenses
Direct cost of services	24,031	19,292	43,323	22,273	17,214	39,487
Direct cost of systems	7,338	33,961	41,299	3,791	24,698	28,489

Total direct costs	31,369	53,253	84,622	26,064	41,912	67,976

Gross profit
Services gross profit	23,778	4,901	28,679	21,047	5,018	26,065
Systems gross profit	19,423	8,131	27,554	8,729	4,320	13,049

Total gross profit	$43,201	$13,032	$56,233	$29,776	$9,338	$39,114

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Total segment gross profit	$17,457	$14,138	$56,233	$39,114
Research and development expense	(3,815)	(3,329)	(11,838)	(9,700)
Sales and marketing expense	(3,128)	(2,729)	(9,822)	(9,049)
General and administrative expense	(6,071)	(4,656)	(17,386)	(14,808)
Depreciation and amortization of property and equipment	(1,474)	(1,497)	(4,470)	(4,721)
Amortization of acquired intangible assets	(37)	(37)	(111)	(111)
Interest expense and amortization of debt discount and debt issuance fees	(232)	(351)	(907)	(4,566)
Other income/(expense), net	171	177	(105)	330
Gain/(loss) on sale of patent	—	—	8,060	—
Provision for income taxes	(114)	—	(314)	—

Income/(loss) from continuing operations	2,757	1,716	19,340	(3,511)
Loss from discontinued operations	—	54	—	(215)

Net loss	$2,757	$1,770	$19,340	$(3,726)

6.	Inventory

Inventory consisted of the following:

	Sep. 30,	Dec. 31,
	2008	2007

Component parts	$2,847	$2,670
Finished goods	1,343	2,703

Total inventory at period end	$4,190	$5,373

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Acquired Intangible Assets and Capitalized Software Development Costs

Our acquired intangible assets and capitalized software development costs consisted of the following:

	September 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Lists	$606	$492	$114	$606	$405	$201
Trademarks & Patents	612	128	484	612	104	508
Software development costs, including acquired technology	9,567	6,312	3,255	9,189	4,783	4,406

Total	$10,785	$6,932	$3,853	$10,407	$5,292	$5,115

Estimated future amortization expense:
Three months ending December 31, 2008			$598
Year ending December 31, 2009			$1,829
Year ending December 31, 2010			$770
Year ending December 31, 2011			$211
Thereafter			$445

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

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total		% of Total
		Revenue For		Revenue For
		the Three		the Nine
		Months Ended		Months Ended
		September 30,		September 30,
Customer	Segment	2008	2007	2008	2007

Federal Agencies	Government	49%	38%	36%	37%
Customer A	Commercial	16%	21%	24%	20%

		As of September 30, 2008
		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

Federal Agencies	Government	34%	78%
Customer A	Commercial	16%	Less than 10%

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Lines of Credit and Financing Arrangements

We have maintained a line of credit arrangement with our principal bank since 2003. In June 2007, we amended the agreement to extend our line of credit and decrease the cost of borrowing. Under the amended line of credit agreement, the availability of the line was extended to June 2010, and the borrowing rate decreased from prime plus 1.25% to the bank’s prime rate which was 5.00% per annum at September 30, 2008. Our maximum borrowing availability remained the same at $22,000. Borrowings at any time are limited to an amount based principally on accounts receivable levels as defined in the amended line of credit agreement. Our potential borrowings under the amended line of credit agreement is also reduced by the amounts of letters of credit outstanding which totaled $743 at September 30, 2008. There were no borrowings on the line of credit at September 30, 2008 or 2007.

In June 2007, we refinanced $10,000 of our March 2006 secured notes with a with a five year note payable to our principal bank. The borrowing rate under the new note is the bank’s prime rate plus 0.25% per annum, (5.25% at September 30, 2008) and the note is repayable in equal monthly installments of $167 plus interest.

Our amended line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and maintenance of a minimum tangible net worth. The agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of the Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the borrowings under the agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement. As of September 30, 2008, we were in compliance with the covenants related to our line of credit and we believe that the Company will continue to comply with its restrictive covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable.

In December 2006, we borrowed $5,000 under 3 year notes secured by accounts receivable of one customer. Effective March 28, 2008, we paid this debt in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to $3,237 ($2,187 at September 30, 2008) less $150 per month for the number of full months that have expired since the effective date. The remaining term for which we are able to draw down the line of credit is fifteen months at September 30, 2008, and the maturity date is December 28, 2009. The borrowing rate is London InterBank Offered Rate (LIBOR) plus 500 basis points. As of September 30, 2008, the Company had not borrowed against this line of credit.

As of September 30, 2008, we had approximately $18,029 of unused borrowing availability under our lines of credit.

10.	Contingencies

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

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief as to the sufficiency of our capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditures and debt service needs for at least the next twelve months, (b) about our backlog and that we expect to realize approximately $116.8 million of backlog in the next twelve months, (c) regarding our belief that insurance policies may cover some or all of the potential costs of certain litigation, (d) that we believe that certain capitalized costs will be recoverable from future gross profits, (e) regarding our belief that we were in compliance with our loan covenants and that we believe that we will continue to comply with our restrictive covenants, (f) regarding our belief that our technology does not infringe on the patents cited in the lawsuit against our customer, and (g), regarding the impact of certain accounting pronouncements on the Company’s financial statements.

These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) sustain profitability, (ii) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (iii) conduct our business in foreign countries, (iv) adapt and integrate new technologies into our products, (v) expand our sales and business offerings in the wireless communications industry, (vi) develop software without any errors or defects, (vii) have sufficient capital resources to fund the Company’s operations, (viii) protect our intellectual property rights, (ix) implement our sales and marketing strategy, and (x) successfully integrate the assets and personnel obtained in our acquisitions. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

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

We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), with the exception of the following disclosure regarding Fair Value Measures, the Company’s accounting policies remain unchanged through the third quarter of 2008.

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

Results of Operations

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments.

Commercial Segment:

	Three Months				Nine Months
	Ended September 30,		2008 vs. 2007		Ended September 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Services revenue	$15.7	$15.0	$0.7	5%	$47.8	$43.3	$4.5	10%
Systems revenue	7.0	4.4	2.6	59%	26.8	12.5	14.3	114%

Commercial segment revenue	22.7	19.4	3.3	17%	74.6	55.8	18.8	34%

Direct cost of services revenue	8.1	7.4	0.7	9%	24.0	22.2	1.8	8%
Direct cost of systems revenue	2.5	1.1	1.4	127%	7.4	3.8	3.6	95%

Commercial segment cost of revenue	10.6	8.5	2.1	25%	31.4	26.0	5.4	21%

Services gross profit	7.6	7.6	—	NM	23.8	21.1	2.7	13%
% of revenue	48%	51%			50%	49%
Systems gross profit	4.5	3.3	1.2	36%	19.4	8.7	10.7	123%

% of revenue	64%	75%			72%	70%
Commercial segment gross profit[1]	$12.1	$10.9	$1.2	11%	$43.2	$29.8	$13.4	45%

% of revenue	53%	56%			58%	53%

[1] See discussion of segment reporting in Note 5 to the accompanying unaudited consolidated financial statements

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Commercial services revenue increased 5% and 10%, respectively, for the three- and nine-months ended September 30, 2008 versus the comparable periods of 2007.

Our hosted services offerings include our E9-1-1 service for wireless and Voice over Internet Protocol (VoIP) E9-1-1 service providers, hosted Position Determining Entity (PDE) service, and hosted Location Based Service (LBS) applications. Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E-911, PDE, VoIP and hosted LBS service fees are priced based on units served during the period, such as the number of customer cell sites served, the number of connections to Public Service Answering Points (PSAPs), or the number of customer subscribers served. Subscriber service revenue is generated by client software applications such as Rand McNally® Traffic. Maintenance fees on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts. Commercial services revenue in the three- and nine-months ended September 30, 2008 was $0.7 million and $4.5 million, respectively, higher than the same periods for 2007 from increased service connection deployments of our E9-1-1 services for cellular and VoIP service providers, an increase in maintenance revenue, and an increase in the number of carriers and carrier billable units served.

The direct cost of commercial services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs, and equipment and third party software maintenance. The direct cost of maintenance revenue consists primarily of compensation and benefits expense. For the three months ended September 30, 2008, the direct cost of service revenue increased 9% as compared to the third quarter of 2007. Similarly, the direct cost of services revenue increased 8% for the nine months ended September 30, 2008 compared to the same period of 2007. We incurred an increase in labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for VoIP. For both the three- and nine-months ended September 30, 2008, the cost of circuits and other data access costs accounted for approximately 13% of total direct costs of our commercial service revenues. Such costs comprised approximately 15% of the total direct costs of our commercial service revenues for both the three- and nine-months ended September 30, 2007.

Commercial services gross profit for the three months ended September 30, 2008 and 2007 were about the same at $7.6 million. Commercial services gross profit as a percentage of revenue was 50% for the nine months ended September 30, 2008 versus 49% for the nine months ended September 30, 2007. This increase is due to improved operating efficiencies enabling higher revenue with only nominal increases in labor, fringe and contractors costs.

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

Commercial systems revenue for the three- and nine-months ended September 30, 2008 were 59% and 114% higher than in the same periods of 2007, due mainly to increased sales of licensed text messaging software and customer hardware upgrades.

The direct cost of our systems consists primarily of compensation and benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. There is no significant direct cost associated with customer purchases of licensed capacity. During the three- and nine-months ended September 30, 2008, direct costs of systems included $0.6 million and $1.5 million, respectively, of amortization of software development costs. In the three- and nine-months ended September 30, 2007, the composition of the direct cost of our systems was about the same except for $0.4 million and

$1.1 million, respectively, of amortization of software development costs. The increase in the direct costs of systems of $1.4 million and $3.6 million in the three- and nine-months ended September 30, 2008 compared to the same periods in 2007 is due primarily to increases in hardware costs related to the development of new custom solutions.

Our commercial systems gross profit was 64% and 72%, respectively, in the three- and nine-months ended September 30, 2008 versus 75% and 70% for the three- and nine-months ended September 30, 2007. Gross profit for the three months ended September 30, 2008 versus the three months ended September 30, 2007 decreased as a percentage of revenue as a result of lower margins on hardware sales. Gross profit for the nine months ended September 30, 2008 versus the same period in 2007 increased by 123% as a result of higher sales of licensed software capacity slightly offset by the lower margins on hardware sales.

Government Segment:

	Three Months				Nine Months
	Ended September 30,		2008 vs. 2007		Ended September 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Services revenue	$9.2	$7.0	$2.2	31%	$24.2	$22.2	$2.0	9%
Systems revenue	24.6	11.2	13.4	120%	42.1	29.0	13.1	45%

Government segment revenue	33.8	18.2	15.6	86%	66.3	51.2	15.1	29%

Direct cost of services revenue	7.3	5.4	1.9	35%	19.3	17.2	2.1	12%
Direct cost of systems revenue	21.1	9.5	11.6	122%	34.0	24.7	9.3	38%

Government segment cost of revenue	28.4	14.9	13.5	91%	53.3	41.9	11.4	27%

Services gross profit	1.9	1.6	0.3	19%	4.9	5.0	(0.1)	(2)%
% of revenue	21%	23%			20%	23%
Systems gross profit	3.5	1.7	1.8	106%	8.1	4.3	3.8	88%

% of revenue	14%	15%			19%	15%
Government segment gross profit[1]	$5.4	$3.3	$2.1	64%	$13.0	$9.3	$3.7	40%

% of revenue	16%	18%			20%	18%

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

Government services revenues increased by approximately $2.0 million for both the three- and nine-months ended September 30, 2008 versus the comparable period for 2007. The increases were a result of additional orders on existing services contracts.

Direct cost of government services revenue consists of compensation, benefits and travel incurred in delivering these services, as well as satellite space segment purchased for resale to government customers. The direct costs of government services increased by 35% and 12% in the three- and nine-months ended September 30, 2008, respectively, compared to the same period in 2007, as a result of increased labor costs to support the increase in volume of service requests.

Our gross profit from government services was $1.9 million in the three months ended September 30, 2008 compared to $1.6 million in the same period of 2007. Gross profit was $4.9 million in the nine months ended September 30, 2008 versus $5.0 million in the same period of 2007. Gross profit as a percentage of revenue in the three- and nine-months ended September 30, 2008 compared to the three- and nine-months ended September 30, 2007 decreased as a result of lower average pricing upon the renewal of several contracts.

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

Systems sales in our Government Segment were $24.6 million and $42.1 million for the three- and nine-months ended September 30, 2008 compared to $11.2 million and $29.0 million for the three- and nine-months ended September 30, 2007. The increase in the three- and nine-months ending September 30, 2008 versus the same periods in 2007 represents a higher sales volume from the fulfillment of task orders under the Army Worldwide Satellite Systems (WWSS) 5-year contract vehicle. In July 2008, TCS was named the sole awardee of a delivery order contract with a potential value of $246 million over the next several years, under the WWSS procurement vehicle.

The cost of our government systems revenue consists of purchased system components, compensation, benefits, travel, satellite airtime, and the costs of third-party contractors that we engage. These costs for the three- and nine-months ended September 30, 2008 increased by 122% and 38%, respectively, over the same periods in 2007 as a direct result to the increase in revenue. These equipment and third-party costs are variable for our various types of products, and margins fluctuate between periods based on the respective product mixes.

Our government systems gross profit increased to $3.5 million and $8.1 million, respectively, in the three- and nine-months ended September 30, 2008 from $1.7 million and $4.3 million, respectively, in the comparable periods of 2007 mainly as a result of cost savings and slightly higher margins. The gross profit as percentage of revenue for the three months ended September 30, 2008 versus the same period in 2007 decreased slightly to 14% from 15% due to competitive pricing for awards to date under the WWSS contract.

Major Customers

For the three- and nine-months ended September 30, 2008, customers that accounted for 10% or more of total revenue were Verizon Wireless and U.S. Government agencies, measured as a single customer. The loss of either of these customers would have a material adverse impact on our business. Verizon Wireless and various U.S. Government agencies also accounted for 10% or more of total revenue for the three- and nine-months ended September 30, 2007. Verizon Wireless is a customer of our Commercial Segment, and the various U.S. Government agencies are customers of our Government Segment.

Revenue Backlog

As of September 30, 2008 and 2007, we had unfilled orders, or funded backlog, as follows:

	September 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%

Commercial Segment	$68.5	$93.9	$(25.4)	(27)%
Government Segment	87.0	46.0	41.0	89%

Total funded contract backlog	$155.5	$139.9	$15.6	11%

Commercial Segment	$68.5	$111.5	$(43.0)	(39)%
Government Segment	381.2	141.5	239.7	169%

Total backlog of orders and commitments, including customer options	$449.7	$253.0	$196.7	78%

Expected to be realized within the next 12 months	$116.8	$88.4	$28.4	32%

Funded contract backlog on September 30, 2008 and 2007 was approximately $155.5 million and $139.9 million, respectively, of which the Company expects to recognize approximately $116.8 million in the next twelve months. Total backlog was approximately $449.7 million and $253.0 million at the end of the third quarter of 2008 and 2007, respectively. Funded contract backlog represents contracts for which fiscal year funding has been appropriated by our customers (mainly federal agencies), and for our hosted services is computed by multiplying the most recent month’s recurring revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved. Company backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months				Nine Months
	Ended September 30,		2008 vs. 2007		Ended September 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Research and development expense	$3.8	$3.3	$0.5	15%	$11.8	$9.7	$2.1	22%
% of total revenue	7%	9%			8%	9%

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

The expenses we incur relate mainly to software applications which are being marketed to new and existing customers on a global basis. Throughout the three- and nine-months ended September 30, 2008 and 2007, research and development was primarily focused on cellular and hosted location-based applications, including Voice over IP E9-1-1, enhancements to our hosted location-based service platform, and wireless location-based service applications.

For the three- and nine-months ended September 30, 2008, we capitalized $0.1 million and $0.4 million, respectively, of research and development costs for certain software projects in accordance with the above policy versus $0.3 million and $1.2 million for the three- and nine-months ended September 30, 2007. The capitalized costs relate to our location-based software. These costs will be amortized on a product-by-product basis using the straight-line method over the products’ estimated useful life, not longer than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

Research and development expenses were higher for the three- and nine-months ended September 30, 2008 versus the comparable periods of 2007, primarily as the result of decreased capitalized expenses (discussed above), increased company personnel assigned to software development work, an allocated portion of a $0.5 million charge for vacating on of our facility leases in Tampa, Florida, which was due to expire in December 2009, and variable compensation charges.

Sales and marketing expense:

	Three Months				Nine Months
	Ended September 30,		2008 vs. 2007		Ended September 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Sales and marketing expense	$3.1	$2.7	$0.4	15%	$9.8	$9.0	$0.8	9%
% of total revenue	5%	7%			7%	8%

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

General and administrative expense:

	Three Months				Nine Months
	Ended September 30,		2008 vs. 2007		Ended September 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

General and administrative expense	$6.1	$4.7	$1.4	30%	$17.4	$14.8	$2.6	18%
% of total revenue	11%	13%			12%	14%

General and administrative expense consists primarily of costs associated with management, finance, legal, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The increase in 2008 was due to an allocated portion of a $0.5 million charge for vacating one of our facility leases in Tampa, Florida, which was due to expire in December 2009 and an allocated portion of a $2.8 million charge for variable compensation.

Depreciation and amortization of property and equipment:

	Three Months				Nine Months
	Ended September 30,		2008 vs. 2007		Ended September 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Depreciation and amortization of property and equipment	$1.5	$1.5	$—	NM	$4.5	$4.7	$(0.2)	(4)%
Average gross cost of property and equipment during the period	$51.4	$55.7			$49.7	$55.0

Depreciation and amortization of property and equipment represents the period costs associated with our investment in computers, telephone equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of our assets generally ranges from 5 years for furniture, fixtures, and leasehold improvements to 3 to 4 years for most other types of assets including computers, software, telephone equipment and vehicles. Depreciation expense in the nine months of 2008 reflects a lower balance of net fixed asset cost than a year ago and assets bought more than three years ago having become fully depreciated.

Amortization of acquired intangible assets:

	Three Months				Nine Months
	Ended September 30,		2008 vs. 2007		Ended September 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Amortization of acquired intangible assets	$0.1	$0.1	$—	NM	$0.1	$0.1	$—	NM

The amortization of acquired intangible assets relates to the digital mapping business assets acquired from Kivera, Inc. in 2004, which are being amortized over their useful lives of between three and nineteen years using the greater of the straight-line method or the revenue curve method.

Interest expense:

	Three
	Months				Nine Months
	Ended September 30,		2008 vs. 2007		Ended September 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Interest expense incurred on notes payable and line of credit	$0.1	$0.2	$(0.1)	(50)%	$0.5	$1.2	$(0.7)	(58)%
Interest expense incurred on capital lease obligations	0.1	0.1	—	NM	0.2	0.2	—	NM
Amortization of deferred financing fees	—	0.1	(0.1)	(100)%	0.2	0.3	(0.1)	(33)%
Amortization of debt discount	—	—	—	NM	—	0.5	(0.5)	(100)%
Write-off of unamortized debt discount and debt issuance expenses	—	—	—	NM	—	2.4	(2.4)	(100)%

Total interest expense	$0.2	$0.4	$(0.2)	(50)%	$0.9	$4.6	$(3.7)	(80)%

Interest expense is incurred under notes payable, a line of credit, and capital lease obligations. Interest on our notes payable is primarily at stated interest rates at the bank’s prime rate plus 0.25% per annum (5.25% at September 30, 2008) and interest on line of credit borrowing is at the bank’s prime rate, which was 5.00% per annum as of September 30, 2008.

On June 25, 2007, we refinanced our $10 million long term debt with a new five year note payable to our principal bank. The borrowing rate under the new note was the bank’s prime rate plus 0.25% per annum, (5.25% at September 30, 2008) and the note is repayable in equal monthly installments of $0.2 million plus interest. The funds were used primarily to retire the March 2006 secured notes (2006 Notes). This refinancing resulted in the $2.4 million write-off of unamortized debt discount and debt issuance expenses in the second quarter of 2007. In March 2006, we issued and sold $10 million in principal amount of secured notes due March 10, 2009 (2006 Notes), with cash interest at the rate of 14% per annum, along with warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share (2006 Warrants). The 2006 Notes provide for optional in-kind interest payments, but we have paid all interest due under the 2006 Notes in cash.

Our bank line of credit expires in June 2010, and our maximum line of credit is $22 million. Borrowings at any time are limited to an amount based principally on accounts receivable levels as defined in the amended line of credit agreement. Our potential borrowings under the amended line of credit agreement is also reduced by the amounts of letters of credit outstanding which totaled about $0.7 million at September 30, 2008. There were no borrowings outstanding under our line of credit at September 30, 2008.

In December 2006, we borrowed $5 million under 3 year notes secured by accounts receivable of one customer. Effective March 28, 2008, we paid this debt in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to $3.2 ($2.2 million at September 30, 2008) less $0.2 million per month for the number of full months that have expired since the effective date. The remaining term for which we will be able to draw down the line of credit is fifteen months at September 30, 2008, and the maturity date is December 28, 2009. The borrowing rate is London InterBank Offered Rate (LIBOR) plus 500 basis points. As of September 30, 2008, the Company had not borrowed against this line.

Cash interest expense on notes payable in the nine months ending September 30, 2008 was lower than in the comparable period in 2007 due the effect of higher priced March 2006 debt. The interest cost of capital lease financings was about the same in both periods.

Deferred financing fees relate to the up-front expenditures at the time of contracting for notes payable and our revolving line of credit facility, which are being amortized over the term of the note or the life of the facility. The higher 2007 amortization reflects fees to borrow the 2006 Notes.

The amortization of debt discount for the nine months ending September 30, 2007, is related to the 2006 notes that were written off with the 2007 refinancing.

Our total interest and financing expense decreased for the three- and nine-months ended September 30, 2008 versus the comparable period of 2007 primarily as a result of retiring our incremental March 2006 and December 2006 borrowings.

Other income/(expense), net:

Other income/(expense), net for the nine months end September 30, 2008 consisted primarily of $0.6 million of interest earned on investment accounts and foreign currency translation/transaction gain or loss, which is dependent on international fluctuations in exchange rates. In the nine months ended September 30, 2008, the Company recorded a loss of $0.7 million from the decline in the fair market value of certain securities considered to be other than temporary and recognized a corresponding expense. The other components of other income/(expense), net typically remain comparable between periods.

Income taxes:

We have recorded a full valuation allowance for deferred tax assets as a result of the uncertainty regarding our ability to fully realize our net operating loss carry-forwards and other deferred tax assets. Income tax expense of $0.1 million and $0.3 million, respectively, was recorded for the three- and nine-months ended September 30, 2008 based on projected annual effective tax rates. The projected annual effective tax rate is calculated using alternative minimum taxes (AMT) due on income, for which a valuation allowance has been provided for the AMT credit carryforward.

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

Effective January 1, 2007, the Company sold two of its three Enterprise units to strategic buyers for common stock in the acquiring publicly traded companies valued at approximately $1 million and earn-out arrangements. During the nine months ended September 30, 2008, we wrote down the investments by about $0.7 million. The Company does not currently expect to receive material payments from the earn-out arrangement. During May 2007, the last Enterprise unit was sold for $4 million in cash of which $0.2 was in escrow that was released in June 2008, a $1 million 18-month note, and $0.2 million in equity interest.

Net income/(loss):

	Three Months				Nine Months
	Ended September 30,		2008 vs. 2007		Ended September 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%	2008	2007	$	%

Net income/(loss)	$2.8	$1.8	$1.0	56%	$19.3	$(3.7)	$23.0	622%

Net income increased for the three- and nine-months ended September 30, 2008 versus the comparable three- and nine-months of 2007 due primarily to increased revenue and gross profit from continuing operations, the absence of the effect of discontinued operations, a one-time payment of $8.1 million net from the sale of a patent, and other factors discussed above.

Liquidity and Capital Resources

	Nine Months
	Ended
	September 30,		2008 vs. 2007
($ in millions)	2008	2007	$	%

Net cash and cash equivalents provided by/(used in):
Continuing operations
Income/(loss)	$19.3	$(3.5)	$22.8	651%
Non-cash charges	9.8	12.2	(2.4)	(20)%
Net changes in working capital including changes in other assets	(1.2)	(3.1)	1.9	61%

Cash provided by operating activities	27.9	5.6	22.3	398%
Purchases of property and equipment	(2.2)	(1.9)	(0.3)	(16)%
Capitalized software development costs	(0.4)	(1.2)	0.8	67%
Proceeds from new borrowings	—	10.0	(10.0)	(100)%
Other financing activities	(2.6)	(9.0)	6.4	71%

Cash provided by continuing operations	22.7	3.5	19.2	549%
Discontinued operations
Operating activities	—	(3.3)	3.3	100%
Investing activities	—	4.0	(4.0)	(100)%

Cash provided by discontinued operations	—	0.7	(0.7)	100%
Net increase in cash	$22.7	$4.2	$18.5	440%

Days revenue outstanding in accounts receivable, including unbilled receivables	89	85

Capital resources:  We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, as well as the capital leases to fund fixed asset purchases.

Sources and uses of cash:  The Company’s cash and cash equivalents balance was approximately $38.7 million at September 30, 2008, a $24.2 million increase from $14.5 million at September 30, 2007.

Operations:  Cash generated by continuing operations increased to $22.7 million for the nine months ended September 30, 2008 compared to cash provided by continuing operations of $3.5 million for the same period in 2007. This change is primarily due to higher earnings for the nine months ended September 30, 2008 and the one-time receipt of $8.1 million by the Company for the sale of a patent. Discontinued operations generated $0.7 million in 2007. The operations and cash flows of the discontinued operations have been eliminated from those of continuing operations and the Company has no significant involvement in the operations since the disposal transaction.

Investing activities:  Fixed asset additions were approximately $2.2 million for the nine months ended September 30, 2008, and $1.9 million for the nine months ended September 30, 2007. Also, investments were made in development of carrier software for resale which had reached the stage of development calling for capitalization, in the amounts approximately $0.4 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Financing activities:  We have a $22 million revolving credit line with our principal bank through June 2010 and the borrowing rate was the bank’s prime rate, which was 5.00% per annum at September 30, 2008. Borrowings at any time are limited based mainly on accounts receivable levels as defined in the amended line of credit agreement. The line of credit available is also reduced by the amount of letters of credit outstanding, which was $0.7 million at September 30, 2008. As of September 30, 2008, we had no borrowings outstanding under our bank line of credit and had approximately $15.8 million of unused borrowing availability under the line.

In June 2007, we refinanced $10 million of our March 2006 secured notes with a with a five year note payable to our principal bank. The borrowing rate under the new note was the bank’s prime rate plus 0.25% per annum, (5.25% at September 30, 2008) and the note is repayable in equal monthly installments of $0.2 million plus interest.

Our line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio; as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth. The bank credit agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of the Company to occur, or (ii) no material impairment of the prospect of repayment of any portion of the borrowings under the agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the agreement. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable. As of September 30, 2008, we were in compliance with the covenants related to our line of credit and term loan agreement and we believe that the Company will continue to comply with these covenants.

On December 28, 2006, we issued a $5 million note for a term of three years, secured by accounts receivable of one customer to an institutional lender. Effective March 28, 2008, we paid our December 2006 term loan in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to $3.2 million ($2.2 million at September 30, 2008) less $0.2 million per month for the number of full months that have expired since the effective date. The remaining term for which we are able to draw down the line of credit is fifteen months at September 30, 2008, and the maturity date is December 28, 2009. The borrowing rate is London InterBank Offered Rate (LIBOR) plus 500 basis points. As of September 30, 2008, we had no borrowings outstanding and $2.2 million in unused borrowing availability under the line.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we had standby letters of credit issued on our behalf of approximately $0.7 million, principally pursuant to a contracting requirement for our Government segment’s City of Baltimore services contract.

Contractual Commitments

As of September 30, 2008, our most significant commitments consisted of term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of September 30, 2008 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total

Term notes payable	$2.6	$4.6	$1.7	$—	$8.9
Capital lease obligations	2.1	2.3	0.6	—	5.0
Operating leases	3.3	4.6	1.1	0.6	9.6

Total contractual commitments	$8.0	$11.5	$3.4	$0.6	$23.5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2007 Annual Report on Form 10-K.

Foreign Currency Risk

For the three- and nine-months ended September 30, 2008, we generated $2.1 million and $5.9 million of revenue, respectively, outside the U.S., mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of September 30, 2008, we had no billed accounts receivable that were denominated in foreign currencies and would be exposed to foreign currency exchange risk. During 2008, our average receivables and average deferred revenue balances subject to foreign currency exchange risk were $0.1 million and $0.8 million, respectively. We have not had a material balance of unbilled receivables denominated in foreign currency at any point in 2008.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2008.

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. TeleCommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our Class A Common Stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate our Class A Common Stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of our Class A Common Stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act, and that the underwriters violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. On February 15, 2005, the District Court issued an Order preliminarily approving a settlement agreement among class plaintiffs, all issuer defendants and their insurers, provided that the parties agree to a modification narrowing the scope of the bar order set forth in the settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” We intend to continue to defend the lawsuit until the matter is resolved. We have purchased Directors and Officers insurance policy which we believe should cover any potential liability that may result from these claims, but can provide no assurance that any or all of the costs of the litigation will ultimately be covered by the insurance. No reserve has been created for this matter. More than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us.

On July 12, 2006, we filed suit in the United States District Court for the Eastern District of Virginia against Mobile 365 (now Sybase 365, a subsidiary of Sybase Inc.) and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience (“the ’748 patent”), issued to the Company. We resolved the matter with regard to WiderThan Americas, and, during the second quarter of 2007, we received a favorable jury decision that Sybase 365 infringed the claims of our patent. The jury awarded us a one-time monetary payment in excess of $10 million for past damages and a 12% royalty. The jury also found Sybase 365’s infringement willful and upheld the validity of the patent. After the jury verdict, both parties filed post-trial motions. The court denied Sybase 365’s post-trial motion for a new trial or a judgment in its favor, granted TCS’s motion for a permanent injunction prohibiting any further infringement by Sybase 365, but stayed the injunction pending the outcome of any appeal that may be filed, reduced the jury verdict damages award by $2.2 million and vacated the jury finding of willful infringement. We expect that Sybase 365 will appeal from the final judgment of the district court to U.S. Court of Appeals for the Federal Circuit. In the first quarter of 2008, Sybase 365 filed a request for reexamination of the ’748 patent claiming that the patent is invalid. In the second quarter of 2008, the United States Patent and Trademark Office granted the request and began the requested reexamination of the ’748 patent. There can be no assurances to what extent the matter will continue to be successful, if at all. Additionally, we could become subject to counterclaims or further challenges to the validity of the ’748 patent. To date, the Company has not received or recorded any amounts related to this jury award.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 1A.	Risk Factors

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K, except for the following:

Because our business may not generate sufficient cash to fund operations, we may not be able to continue to grow our business if we are unable to obtain additional capital when needed.

We believe that our cash and cash equivalents, and our bank line of credit, coupled with the funds anticipated to be generated from operations will be sufficient to finance our operations for at least the next twelve months. Although we currently believe that we have sufficient capital resources to meet our anticipated working capital and capital expenditures requirements beyond the next twelve months, unanticipated events could cause us to fall short of our capital requirements. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. Continued adverse developments in the capital and credit markets, including those through recession, downturn or otherwise, may limit our ability to successfully obtain additional capital on favorable terms, or at all. In addition, unanticipated events could cause us to violate our bank line of credit covenants causing the bank to foreclose on the line and/or opportunities and may make it necessary for us to return to the public markets, or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements. We cannot assure you that we will be able to raise additional capital in the future on terms acceptable to us, or at all.

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

We are exposed to counterparty credit risk and there can be no assurances that we will manage this risk effectively, if at all.

We are exposed to many different industries and counterparties, and regularly interact with counterparties in various industries. The default, insolvency or other inability of a source of financing or significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction by a counterparty in bankruptcy proceedings, could have a material adverse effect on our business.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of November 2008.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé November 4, 2008	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. November 4, 2008	Senior Vice President and Chief Financial Officer (Principal Financial Officer)