Form 10-K
period 2008-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2009-03-03
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act):  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the Class A Common Stock held by non-affiliates, as reported on the NASDAQ Global Market, was approximately $157,546,510.*

As of January 31, 2009 there were 38,559,279 shares of Class A Common Stock and 6,876,334 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 11, 2009	Part III

* Excludes 1,478,026 shares of Class A Common Stock and 7,226,334 shares of Class B Common Stock deemed to be held by stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2008. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

i

Cautionary Note Concerning Factors That May Affect Future Results

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Annual Report on Form 10-K include, but are not limited to statements that

(i) we are well positioned to address the evolving integration needs of our clients through our expertise in messaging and location determination;

(ii) we are developing relationships with communication infrastructure providers and we intend to expand our domestic and international carrier base;

(iii) we plan to continue to develop and sell software and engineered systems which we will deliver through deployment in customer networks or through hosted and subscription business models and we believe that our software is positioned for early adoption by carriers;

(iv) wireless growth is expected to continue to increase in all regions around the world for the foreseeable future;

(v) both the number of users and messages per individual are projected to increase significantly;

(vi) we will continue to develop network software for wireless carriers that operate on all major types of networks;

(vii) we will continue to leverage our knowledge of complex call control technology to unlock valuable information and expand the range of capabilities that the technology can accomplish for our customers;

(viii) we will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications;

(ix) we intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base;

(x) the Broadband Global Area Network upgrade of the Inmarsat satellite constellation expands our opportunity for SwiftLink sales volume;

(xi) we believe our expertise in the area of wireless E9-1-1, location and messaging services, and secure satellite communications can be leveraged into providing products and services to the Federal agencies;

(xii) we are continuing to enhance our deployable communication systems product line to take advantage of the evolving environment of satellite communications;

(xiii) we believe that our company enjoys a competitive advantage because of its secure teleport and integration capabilities along with deployable systems as a bundled offering;

(xiv) federal agencies, as well as state and local governments, are increasingly contracting with specialist teams for functions such as network management, and for long-term projects such as software development and systems integration;

(xv) we expect to continue generate significant portions of our total revenue from our largest customers;

(xvi) we expect to realize $116.0 million of backlog within the next twelve months;

(xvii) the bases on which we expect to continue to compete;

(xviii) we expect to require increasing levels of support from subcontractors and vendors and expand our work under contract vehicles;

(xix) we believe we have sufficient capital resources to meet our anticipated cash operating expenses, working capital and capital expenditure and debt services needs for the next twelve months;

(xx) that we believe our capitalized research and development expense will be recoverable from future gross profits generated by the related products;

(xxi) we believe our intellectual property assets are valuable and that we may realize revenue from patent infringement claims;

(xxii) we believe we should not incur an material liabilities from customer indemnification requests;

(xxiii) the WWSS procurement vehicle is expected to contribute to significant sales growth and that we expect to fulfill the potential values under WWSS orders;

(xxiv) expectations about the amount of future non-cash stock compensation;

(xxv) our assumptions and expectations related to income taxes and deferred tax assets;

(xxvi) we do not expect that the adoption of new accounting standards to have a material impact on the company’s financial statements, and

(xxvii) statements about financial covenants related to our loan agreements.

Other such statements include without limitation risks and uncertainties relating to our financial results and our ability to (i) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (ii) conduct our business in foreign countries, (iii) adapt and integrate new technologies into our products, (iv) develop software without any errors or defects, (v) protect our intellectual property rights, (vi) implement our business strategy, (vii) realize backlog, (viii) compete with small business competitors, (ix) effectively manage our counter party risks, and (x) achieve continued revenue growth in the foreseeable future in certain of our business lines. This list should not be considered exhaustive.

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

We are a Maryland corporation founded in 1987 with headquarters at 275 West Street, Annapolis, Maryland 21401. Our Web address is www.telecomsys.com. The information contained on our Web site does not constitute part of this Annual Report on Form 10-K. All of our filings with the Securities and Exchange Commission are available through a link on our website. The terms “TCS”, “we”, “us” and “our” as used in this

Annual Report on Form 10-K refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

Our business is conducted through two operating segments, Commercial (46% of 2008 revenue) and Government (54% of 2008 revenue). See discussion of segment reporting in Note 20 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K for additional segment information.

Commercial Segment:  Our carrier services and systems products enable wireless carriers to deliver short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. We provide E9-1-1 services, commercial location-based services, and inter-carrier text message distribution services on a hosted, or service bureau basis, that is, customers use our software functionality through connections to and from our network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or message volume. We provide hosted services under contracts with wireless carrier networks, as well as VoIP service providers. We earn subscriber revenue through wireless applications including our navigation and traffic application which are available via many wireless carriers. We earn carrier software-based revenue through the sale of licenses, deployment and customization fees and maintenance fees. Pricing is generally based on the volume of capacity purchased from us by the carrier. As of December 31, 2008, we had deployed 108 of our software systems in wireless carrier networks around the world, including those of Verizon Wireless, Telefonica and its affiliate Vivo, and Hutchison Whampoa’s “3” brand third generation networks.

Government Segment:  Since our founding in 1987 we have provided communication systems integration, information technology services, and software solutions to the U.S. Department of Defense and other government customers. We also own and operate secure satellite teleport facilities, and resell access to satellite airtime (known as space segment.) We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink® deployable communication systems which incorporate high speed, satellite, and internet protocol technology. More than 1,500 of our SwiftLink® deployable communication systems are in use for security, defense, and law enforcement around the world. In 2006, we were named one of six prime contractors on the US Army’s Worldwide Satellite Systems (“WWSS”) contract vehicle, with a ceiling value of up to $5 billion in procurements through 2011.

We currently have more than 65 patents, primarily for wireless messaging and location technology, and more than 210 patent applications pending. During 2008, we sold one of our patents to TIP Communication LLC netting $8.1 million, as part of settling a patent infringement suit again Research in Motion Limited. We employ approximately 600 people.

SwiftLink®, Xypoint®, and Enabling Convergent Technologies®, are trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Annual Report on Form 10-K also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.

I.	Commercial Segment:

We provide software, related systems, hosted services, maintenance and related services to wireless carriers, Voice Over IP service providers, and users of electronic map and related location-based technology, based on our portfolio of patented intellectual property.

A.	Commercial Product and Service Offerings

1. Commercial services. We own and lease network operation centers that host software for which customers make recurring monthly usage payments. Our hosted offerings include wireless and Voice over IP E9-1-1, and commercial location-based applications. Through wireless carriers, we sell subscriptions to services using our client software applications such as navigation, traffic, and points of interest, sometimes in collaboration with owners of brand names such as Rand McNally®. Our primary commercial product offerings include:

a. Hosted Location-Based Services, including E9-1-1. Our E9-1-1 service bureau works with wireless carriers and local emergency services in compliance with the Federal Communication Commission requirements. When a wireless subscriber covered by this service makes a 9-1-1 call from his or her wireless phone, the software (1) identifies the call as an emergency call, (2) accesses the handset’s location information from the wireless network, (3) routes the call to the appropriate public safety jurisdiction, (4) translates the information into a dispatcher-friendly format, and (5) transmits the data to the local emergency service call center. Our E9-1-1 service operates on a platform at our network operations center in Seattle, Washington with data center redundancy in Phoenix, Arizona. As of December 31, 2008, we are under contract to provide E9-1-1 services to more than 40 customers including wireless carriers Verizon and AT&T Wireless, and Voice over IP service providers including Vonage and Level 3.

b. Customer subscriptions to application-based services such as Navigation, Traffic and Points-of-Interest. TCS’ strategy is to provide wireless subscriber applications that use location-based technology, which subscribers may select and pay recurring monthly fees. TCS has launched its real-time traffic application downloadable mobile applications that deliver easy access to maps, directions and directory listings for the entire United States, and its navigation applications on multiple networks. Variations of all applications are sold under the Rand McNally® brand as well as carrier or other brands.

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

d. Professional services involving electronic map technology. We provide custom software development and professional services to customers engaged in telematics (the use of Global Positioning System technology integrated with computers and mobile communications technology in automotive navigation systems). Customers include DENSO Corporation of Japan, and services include points-of-interest applications, and compilation and maintenance of geographic information databases used in vehicle navigation systems for products including Toyota, Lexus, Land Rover and Hyundai brands.

2. Commercial Licensed Software-based Systems: We design and develop software products for wireless carrier and enterprise networks that enable the delivery of secure and personalized content, services, and transactions to wireless devices. We design our software using industry standards for easy implementation, customization, and interoperability with other network components. Most of our commercial software is designed and delivered together with third-party software and related hardware, which is integrated into new and existing networks by our engineers. Our primary commercial software-based system offerings include:

a. Xypoint® Location Platform (XLP) and Applications for Location-based Services: Our Xypoint® Location Platform system interacts with wireless network to extract location information (the “X/Y” coordinates) of a user’s device. In order to determine a user’s location with sufficient precision for U.S. public safety compliance and for commercial location-based applications, our technology interacts with networks that have incorporated Assisted GPS systems that use Global Positioning System (GPS) chips in user handsets; it can also work with network triangulation software which some carriers have added to cell towers and switches in the network. We have been a leader in developing the location platform standard called Secure User Plane for Location (SUPL) and have incorporated the technology in our product. Our platform also provides privacy controls so that the wireless device user controls access to the user’s location information. The “X/Y” information extracted from networks by our XLP is used by application software including E9-1-1, driving navigation directions, identification of points of interest locations near the end user (such as gas stations, restaurants, or hotels), and locating other network subscribers near the user’s current position.

b. Short Message Service Center and Wireless Intelligent Gateway. Our Short Message Service Center software enables users to send and receive text or data messages to and from wireless devices. The Wireless Intelligent Gateway is a portal for two-way data communication between users of wireless networks and the Internet. The Gateway allows users to customize the services they receive on wireless devices by setting up a user profile through a single Internet-based procedure. Wireless carriers can access these user profiles and usage data to gain a better understanding of customer behavior. The Wireless Intelligent Gateway allows additional wireless applications to be added as desired, as well as personalization, instant messaging and spam-blocking capabilities that can be independently customized by the end-user. It can interoperate with our location-based service platform and applications.

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

The FCC’s E9-1-1 Mandates. We are one of the two leading providers of E9-1-1 service to wireless and VoIP service providers in the U.S. The ability to call for help or communicate with family members in need is the reason many people cite for having a wireless phone. A key to enhancing personal safety through a cell phone is the availability of E9-1-1 wireless capabilities. In 1996, the Federal Communications Commission (FCC) mandated the adoption of E9-1-1 technology by wireless carriers. In June 2005, the FCC ordered providers of interconnected VoIP service to provide E9-1-1 services to all of their customers as a standard feature of the service, rather than as an optional enhancement. The FCC requires wireless carriers to issue quarterly reports as to their progress and compliance with FCC-mandated deployment schedules.

Cellular Network Improvements to Third Generation Capabilities. Mobile operators are deploying high-speed data networks based on third generation technologies that, in many cases, equal or surpass data rates that are typically available for residential wireline users. The deployments of these high-speed wireless data networks have made it possible for individuals and enterprises to “wireless-enable” many services that previously required a wireline connection, such as connecting to the Internet and accessing corporate data outside the office. Our location-based technology and applications incorporating map graphics take advantage of these network enhancements.

Improving Wireless Device Functionality. Manufacturers continue to increase the functionality of mobile devices including phones and personal digital assistants through higher resolution, color screens, and increased computing capability for sophisticated applications. These devices enable the user to take advantage of the high-speed data networks for Internet and data usage. Broad adoption of location-based services (LBS) has required, among other things, handsets incorporating components for interoperation with Global Positioning System satellites and with LBS network components that we have developed and provide. A growing number of handheld wireless device models contain Global Positioning System (GPS) chipsets which interoperate with our network platforms and applications.

Growing Use of Commercial Location-Based Wireless Services (LBS). A driver of wireless communication subscriber revenue growth is the delivery of timely, highly specialized, interactive and location-specific information. Technology incorporated in a growing number of networks and handsets now enables determination of the handset’s location with sufficient precision to allow useful applications beyond public safety’s E9-1-1. Wireless users benefit from the ability to receive highly customized location-specific information in response to their queries or via targeted opt-in content delivered to the wireless device. Enterprises benefit from wireless location technology by utilizing routing and tracking applications for their mobile field forces. Our software provides wireless location solutions to mobile operators today through our Xypoint® Location Platform (XLP.) This technology is being used, via interconnection with XLP systems hosted in our network operations, by MetroPCS and Ntelos in the U.S., Bell Mobility in the U.S. and Canada, Centennial Puerto Rico in Puerto Rico, and Iusacell in Mexico. Our XLP in-network system customers include Alltel (now part of Verizon Wireless), Hutchison Whampoa’s “3“tm networks, and Telefonica’s Vivo network in Brazil. We are deploying hosting infrastructure in Mumbai, India to serve Tata Teleservices and other carriers in India with location data and downloadable navigation application software.

Growing Use of Short Messaging and Internet Applications. The number of short messaging services (SMS) users and messages per individual are projected to continue to increase significantly. Mobile operators in the United States are experiencing rapid SMS traffic growth, according to statistics from mobile operators. The Internet and internal corporate data networks, or intranets, have emerged as global communications channels that allow users to share information and conduct business transactions electronically. We provide solutions for mobile operators to receive and route e-mail and SMS messages through our Short Message Service Center and Wireless Intelligent Gateway systems.

The key elements of our commercial strategy are to:

•	Focus our Software and Integration Resources on Evolving Carrier Network Capabilities. Mobile operators and the federal government increasingly seek integrated solutions that can harness both messaging capabilities of networks and location information of end-users. We are well positioned to address the evolving integration needs of our commercial and government clients through our demonstrated expertise in both messaging and location determination. Mobile operators have made large capital expenditure investments in infrastructure for wireless data and location determination technologies. While originally envisioned as separate technologies, messaging and location determination technologies can be integrated to provide value-added services and applications for the operators’ end-users.

•	Expand Our Sales and Marketing Relationships. We are developing relationships with communication infrastructure providers in order to expand our sales channels for our carrier software products and services. We have historically leveraged our strategic relationships with original equipment manufacturers to market our Commercial Segment products to wireless carriers worldwide. We have long standing relationships with Qualcomm Incorporated and its subsidiary SnapTrack Inc., including the BREW Locate Signature Solution. We are adding partnerships for our location technologies, including a marketing alliance in China established in January 2009.

•	Grow Our Wireless Carrier and Voice Over IP Customer Base. We now serve or are under contract with more than 40 wireless carrier networks and VoIP service providers in 16 countries. We intend to expand our domestic and international carrier base by capitalizing on our relationships with original equipment manufacturers and establish new distribution partnerships and by expanding our own sales and marketing initiatives. We will continue to develop network software for wireless carriers that operate on all major types of networks.

•	Leverage Our Expertise in Accessing Information Stored Inside Wireless Networks. We will continue to leverage our knowledge of complex call control technology, including Signaling System 7 and Internet Protocol standards, to unlock valuable information such as user location, device on/off status, and billing and transaction records that reside inside wireless networks and are difficult to retrieve and utilize. Using this information, we intend to expand the range of capabilities that wireless data technology can accomplish for our customers.

•	Develop and Enhance Our Technology. We will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications. As of January 1, 2009, our staff included approximately 300 personnel with technical expertise in wireless network, client software development, hosted wireless operations, satellite-based communication

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

•	Pursue Select Acquisitions. We intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base.

II.	Government Segment:

We provide secure, deployable communication systems, and engineering and technical services, with emphasis on satellite-based communication technology, to agencies of the U.S. Departments of Defense (DoD), State, Justice, Homeland Security, as well as the City of Baltimore and other government customers.

A.	Government Products and Services

1. Government Services. We enter into fee-for-service contracts under which revenue is generated based on contract labor billing rates or based on fixed fees for deliverables. These services, typically under multi-year contracts or contract vehicles, include:

a. Network Operation and Telecom Expense Management Support. We design, install, and operate data networks that integrate computing and communications, including systems that provide communications via both satellite and terrestrial links. We can provide complete network installation services from cabling infrastructure to complex communications system components. We also provide ongoing network operation and management support services including telecom expense management under multi-year contracts with government customers.

b. Secure Satellite Teleport Data Landing and Transmission Services. We own and operate a high-speed satellite communications teleports in Manassas, Virginia that are connected to the public switched telephone network. These facilities provide transport services for Internet Protocol (IP)-based media content consisting of Voice over IP (VoIP), Internet, video, and messaging data using Very Small Aperture Terminal (VSAT) satellite technology as part of our communication solutions for our customers. We purchase space segment and resell it to customers using our facilities.

c. Maintenance Services. We offer basic and extended maintenance services related to our SwiftLink® products and customized deployable communication systems.

2. Government Systems. We have designed and developed our SwiftLink® product line a series of ruggedized, wireless and satellite-based secure communication systems, which can be rapidly deployed in remote areas where other means of reliable communications may not be available. SwiftLink® products provide secure voice, video and data communications for multiple personnel. All of our SwiftLink® systems can be deployed by a single person in less than ten minutes, creating critical communication channels from any location around the world. Uses include critical communications for DoD warfighters and command headquarters, emergency response, news reporting, public safety, drilling and mining operations, field surveys and other activities that require remote capabilities for video and data transmission. Integration work which typically accompanies customer purchases of our secure deployable systems is reported together with the system sales revenue. The Broadband Global Area Network upgrade of the Inmarsat satellite constellation, which enables lower cost internet protocol traffic with broader band capability, expands our opportunity for SwiftLink® sales. More importantly, our deployable VSAT multi-band terminals provide access to a wide array of commercial and military satellites that make broadband capabilities available on a global basis. In addition, our deployable broadband wireless systems provide additional extensions of secure wireless communications services for up to 30 miles from a Switlink® point of presence.

B.	Government Market Opportunities and Strategy

We plan to continue to provide communication systems integration, information technology services, software solutions to the U.S. Department of Defense, and other government customers, in addition to operating secure satellite teleport facilities and reselling access to satellite airtime. Our development and business growth is focused on continuity of operations, field service operations and increased satellite managed bandwidth services. The following trends are driving demand for our products and services:

Expanded Need for Secure, Interoperable Deployable Communication Solutions. In recognition of the military imperative of enabling secure, broadband access to data for missions in disparate, remote locations, the US Army awarded the WWSS 5-year procurement contract vehicle to six prime contractors, including TeleCommunication Systems, Inc. in the third quarter of 2006, with a ceiling value of up to $5 billion in procurements through 2011. This procurement encompasses systems like our SwiftLink® family of deliverables, and during 2008 we generated significant revenue under WWSS, including fulfillment of orders for equipment under three WWSS programs: MiTT (Military Transition Team); WPPL (Wireless Point-to-point Link, and SNAP (Secure and Non-secure IP Network Access Point) systems. We are continuing to enhance our deployable communication systems product line to take advantage of the evolving environment, including the benefits of Very Small Aperture Terminal (VSAT) satellite communications architectures deployable in multiple aperture sizes from 0.45 meter man pack terminals to 2.4 meters where desirable and the use of Inmarsat Broadband Global Area Network enhancements to our satellite services.

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

Government Outsourcing of Network and Telecom Technical Functions. Federal agencies, as well as state and local governments, are increasingly contracting with specialist teams for functions such as network management, and for long-term projects such as software development and systems integration. Since the founding of our Company, we have built relationships with federal agencies, as well as the State of Maryland and the City of Baltimore. Since early 2004, we have made it a management priority to aggressively expand our base of long-term service contract engagements. We have added experienced sales personnel and enhanced our relationships with systems integrators and specialist vendors to expand our penetration of the government service market.

Secure Teleport and Integration Capabilities along with Deployable Systems as a Bundled Offering. Government customers can benefit from single-sourcing secure communications solutions which include a secure U.S. landing site for backhaul traffic as well as network engineering expertise and secure remote terminals. We believe that TCS enjoys a competitive advantage, because it can offer all of these elements from a single vendor.

Application of Commercially Proven Technology to Government Solutions. Government customers increasingly are using commercial carrier networks. Procurement officers have expressed a preference for solutions that incorporate proven commercial technology, rather than reliance on government research and development funding. Our portfolio of software, patented intellectual property, and teams of wireless and encryption specialists positions us to tap into this opportunity.

Customers

Commercial Segment. Our commercial customers include wireless telecommunications carriers in the United States and foreign countries, either directly or through our channel partners. We provide licensed software-based systems, and hosted service bureau offerings to carriers around the world. Our wireless carrier customers include Verizon Wireless (22% of total 2008 revenue from continuing operations), AT&T Wireless, T-Mobile and the Hutchison Whampoa third generation “3” brand networks. Customers for our Voice Over IP E9-1-1 services include Vonage and Level 3. We provide electronic map technology solutions to telematics vendors including DENSO Corporation. Our sales efforts target wireless and Voice over IP service providers around the world.

Government Segment. Our major Government Segment customers include major elements of the U.S. Departments of Defense, Justice, Homeland Security, and State, the General Services Administration, the City of Baltimore, and Northrop Grumman. In the aggregate, U.S. federal government entities accounted for 42% of total 2008 revenue from continuing operations.

Backlog

As of December 31, 2008 and 2007, we had unfilled orders, or funded contract and total backlog, as follows:

	December 31,		2008 vs. 2007
($ in millions)	2008	2007	$	%

Commercial Segment	$80.1	$93.9	$(13.8)	(15%)
Government Segment	79.7	36.7	43.0	117%

Total funded contract backlog	$159.8	$130.6	$29.2	22%

Commercial Segment	$91.0	$103.4	$(12.4)	(12%)
Government Segment	354.0	128.8	225.2	175%

Total backlog of orders and commitments, including customer options	$445.0	$232.2	$212.8	92%

Expected to be realized within next 12 months	$116.0	$84.6	$31.4	37%

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

Sales and Marketing

We sell our products and services through our direct sales force and through indirect channels. Our direct sales force consists of approximately 20 professionals in the U.S. and Europe. We have also historically leveraged our relationships with original equipment manufacturers (OEMs) to market our commercial systems to wireless carrier customers. These indirect sales relationships include Alcatel Lucent, and Qualcomm. We are also adding partnerships for our location technologies, including a marketing alliance in China established in January 2009. During the indirect sales process, as well as during installation and maintenance, we have extensive direct contact with prospective carrier customers.

We are pre-qualified as an approved vendor for some government contracts, and some of our products and services are available to government customers via the General Services Administration’s Information Technology

Schedule 70, and the Worldwide Satellite Services (WWSS) and the Space and Naval Warfare Foreign Military Sales (SPAWAR FMS) contract vehicles. We collaborate in sales efforts under various arrangements with integrators. Our marketing efforts also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.

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

Our current and potential competitors include:

•	Commercial Segment. Intrado Inc. division of West Corporation; Motorola Inc.; Siemens AG; Ericsson LM Telephone Co.; Openwave Systems Inc.; Acision; Comverse Technology Inc.

•	Government Segment. Computer Sciences Corporation; ViaSat Inc.; General Dynamics corp.; DataPath Inc.; CACI International Inc.; Globecomm Systems, Inc.; Comtech Telecommunications, Corp.

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

Research and Development

Our success depends on a number of factors, which include, among other items, our ability to identify and respond to emerging technological trends in our target markets, to develop and maintain competitive products, to enhance our existing products by adding features and functionality that differentiate the products from those of our competitors, and to bring products to market on a timely basis and at competitive prices. As of January 1, 2009, our overall staff included approximately 300 professionals with technical expertise in wireless network, client software development and satellite-based communication technology. Since 1996, we have made substantial investments in wireless technology research and development, most of which has been devoted to the development of carrier and enterprise network software products and services. We are primarily focusing our current research and development investments in cellular location-based and electronic map technology, including E9-1-1 technology. We actively support existing telecommunications standards and promote new telecommunications standards in order to expand the market for wireless data. We actively participate in wireless standards-setting organizations including the Open Mobile Alliance, and we are represented on the Board of Directors for the E9-1-1 Institute. In 1996, we co-founded the Intelligent Network Forum, an organization dedicated to expanding the role of intelligent networks in telecommunications. As part of our strategy to expand the role of short messaging, we co-founded the Short Message Peer-to-Peer Forum in 1999.

For the years ended December 31, 2008, 2007, and 2006, our research and development expense in continuing operations was $16.2 million, $13.1 million, and $12.6 million, respectively.

Certain of our government customers contract with us from time to time to conduct research on telecommunications software, equipment and systems.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, service mark, and trade secret laws and restrictions to establish and protect certain proprietary rights in our products and services.

We currently hold more than 65 issued patents relating to wireless text messaging, inter-carrier messaging, number portability, GPS ephemeris data, emergency public safety data routing and electronic commerce. We have filed more than 210 additional patent applications for certain apparatus and processes we believe we have invented to enable key features of the location services, wireless text alerts, Short Message Service Center, mobile-originated data and E9-1-1 network software. There is no assurance that these patent applications will result in a patent being issued by the U.S. Patent and Trademark Office or other patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. Additionally, foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed.

We developed our Short Message Service Center software in 1996 under our development agreement with Alcatel Lucent. Under the development agreement, we share certain ownership rights in this software application with Alcatel Lucent. The scope of each party’s ownership interest is subject to each party’s various underlying ownership rights in intellectual property and also to confidential information contributed to the applications, and is subject to challenge by either party.

As a member of various industry standard-setting forums, we have agreed to license certain of our intellectual property to other members on fair and reasonable terms to the extent that the license is required to develop non-infringing products under the specifications promulgated by those forums.

Employees

As of December 31, 2008, we had 585 employees, of which 573 were full-time and 12 were part-time. We believe relations with our employees are good. None of our employees is represented by a union.

Geographical Information

During 2008, 2007, and 2006, total revenue generated from products and services of our continuing operations in the U.S. were $211.5 million, $138.6 million, and $117.6 million, respectively, and total revenue generated from products and services outside of the U.S. were $8.6 million, $5.6 million, and $7.3 million, respectively. As of December 31, 2008, 2007, and 2006, essentially all of the long-lived assets of our continuing operations were located in the U.S.

During 2007 and 2006, total revenue generated from products and services of our discontinued Enterprise division in the U.S. were $5.6 million and $22.1 million, respectively. All discontinued operations were divested in 2007.

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

If wireless carriers limit their product and service offerings or do not purchase additional products containing our applications, our business will be harmed. Wireless carriers face implementation and support challenges in introducing Internet-based services via wireless devices, which may slow the rate of adoption or implementation of our products and services. Historically, wireless carriers have been relatively slow to implement complex new services such as Internet-based services. Our future success depends upon a continued increase in the use of wireless devices to access the Internet and upon the continued development of wireless devices as a medium for the delivery of network-based content and services. We have no control over the pace at which wireless carriers implement these new services. The failure of wireless carriers to introduce and support services utilizing our products in a timely and effective manner could reduce sales of our products and services and have a material adverse effect on our business, financial position, results of operations or cash flows.

We may fail to support our anticipated growth in operations which could reduce demand for our services and materially adversely affect our revenue.

Our business strategy is based on the assumption that the market demand, the number of customers, the amount of information they want to receive and the number of products and services we offer will all increase. We must continue to develop and expand our systems and operations to accommodate this growth. The expansion and adaptation of our systems operations requires substantial financial, operational and management resources. Deployment of our Government systems has increased substantially and while we have increased our production capabilities to satisfy the increased demand, our ability to meet production schedules for increasing demand could adversely impact our product quality and reliability. Any failure on our part to develop and maintain our wireless data services and government system production lines as we experience rapid growth could significantly reduce demand for our services and materially adversely affect our revenue. Also, if we incorrectly predict the market areas that will grow significantly, we could expend significant resources that could have been expended on other areas that do show significant growth.

A significant portion of our contracts with the U.S. government are on a fixed price basis which could negatively impact the Company profitability.

A material portion of the Company’s annual revenues are derived from fixed-price contracts. Due to their nature, fixed-price contracts inherently have more risk than flexibly priced contracts. Our operating margin is adversely affected when contract costs that cannot be billed to customers are incurred. While management uses its best judgment to estimate costs associated with fixed-price contracts, future events could result in either upward or downward adjustments to those estimates which could negatively impact our profitability. The increase in contract costs can occur if estimates to complete increase or if initial estimates used for calculating the contract cost were incorrect. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, interruptions in our supply chain, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters, and the inability to recover any claims included in the estimates to complete. A significant change in cost estimates on one or more programs could have a material effect on the company’s consolidated financial position or results of operations.

We are subject to procurement and other related laws and regulation which carry significant penalties for non-compliance.

As a supplier to the U.S. government, we must comply with numerous regulations, including those governing security and contracting practices. In addition, prime contracts with various agencies of the U.S. government and subcontracts with other prime contractors are subject to numerous laws and regulations.

Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. If we are disqualified as a supplier to government agencies, we would lose most, if not all, of our U.S. government customers and revenues from sales of our products would decline significantly. Among the potential causes for disqualification are violations of various statutes, including those related to procurement integrity, export control, U.S. government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corruption. The government could investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. Based on the results of such audits, the U.S. government could adjust our contract-related costs and fees. Depending on the results of these audits and investigations, the government could make claims against us, and if it were to prevail, certain incurred costs would not be recoverable by us.

Current levels of market volatility are unprecedented and adverse capital and credit market conditions may negatively impact us.

The capital and credit markets have continued to experience extreme volatility and disruption. Historically, we have occasionally accessed these markets to support certain business activities. In the future, we may not be able to obtain capital market financing or credit availability on similar terms, or at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

Changes in the U.S. and global market conditions that are beyond our control may have a material adverse effect on us.

The U.S. and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects, including the current disruption in global financial markets. Possible effects of these economic events include those relating to U.S. government defense spending, business disruptions caused by suppliers or subcontractors, impairment of goodwill and other long-lived assets and reduced access to capital and credit markets. Although governments worldwide, including the U.S. government, have initiated sweeping economic plans, we are unable to predict the impact, severity, and duration of these economic events, which could have a material effect on our business, financial position, results of operations or cash flows.

We could incur substantial costs from product liability claims relating to our software.

Our agreements with customers may require us to indemnify customers for our own acts of negligence and non-performance. Product liability and other forms of insurance are expensive and may not be available in the future. We cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in sufficient amounts or that our insurer will not disclaim coverage as to a future claim. A product liability or similar claim may have a material adverse effect on our business, financial position, results of operations or cash flows.

Our operating results could be adversely affected by any interruption of our data delivery services, system failure or production interruptions.

Our E9-1-1, hosted location-based services and satellite teleport services operations depend on our ability to maintain our computer and telecommunications equipment and systems in effective working order, and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, sabotage, unauthorized access to our system or similar events. Although all of our mission-critical systems and equipment are designed with built-in redundancy and security, any unanticipated interruption or delay in our operations or breach of security could have a material adverse effect on our business, financial condition and results of operations.

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

The largest customers for our product and service offerings in terms of revenue generated have been the U.S. government, Verizon Wireless, AT&T Wireless, and Hutchison 3G. For the years ended December 31, 2008 and 2007, each of Verizon Wireless and the U.S. government accounted for 10% or more of our total revenue. For the year ended December 31, 2006 each of Verizon Wireless, AT&T Wireless (formerly known as Cingular Wireless), and the U.S. government accounted for 10% or more of our total revenue. We expect to generate a significant portion of our total revenue from these customers for the foreseeable future. For the year ended December 31, 2008, the largest customers for our Commercial Segment was Verizon Wireless and the largest customers for our Government Segment were various U.S. Government agencies.

Our growth depends on maintaining relationships with our major customers and on developing other customers and distribution channels. The loss of any of the customers discussed in this paragraph would have a material adverse impact on our business, financial position, results of operations or cash flows.

We derive a significant portion of our revenue from sales to various agencies of the U.S. Government which has special rights unlike other customers and exposes us to additional risks that could have a material adverse effect on us.

Sales to various agencies of the U.S. Government accounted for approximately 42% of our total revenue for the fiscal year ended December 31, 2008, all of which was attributable to our Government Segment. A majority of our backlog as of December 31, 2008 consisted of orders from the U.S. Government. Our ability to earn revenue from sales to the U.S. Government can be affected by numerous factors outside of our control including:

•	The U.S. Government may terminate the contracts it has with us. All of the contracts we have with the U.S. Government are, by their terms, subject to termination by the U.S. Government either for its convenience or in the event of a default by us. In the event of termination of a contract by the U.S. Government, we may have little or no recourse.

•	Our contracts with the U.S. Government may be terminated due to Congress failing to appropriate funds. Our U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year.

•	The U.S. Government may audit and review our costs and performance on their contracts, as well as our accounting and general practices. The costs and prices under these contracts may be subject to adjustment based upon the results of any audits. Future audits that result in the increase in our costs may adversely affect our business, financial position, results of operations or cash flows

Any failure by Congress to appropriate funds to any program that we participate in could materially delay or terminate the program and could have a material adverse effect on our business, financial position, results of operations or cash flows.

Because we rely on key partners to expand our marketing and sales efforts, if we fail to maintain or expand our relationships with strategic partners and indirect distribution channels our license revenues could decline.

We have announced strategic partnerships with Motorola and Alcatel-Lucent, and are working on additional partnerships to provide supplemental channels for the marketing and sale of our software applications globally. Our growth depends on maintaining relationships with these partners and on developing other distribution channels. The loss of any of these partners would have a material adverse impact on our business, financial position, results of operations or cash flows.

Because our business may not generate sufficient cash to fund our operations, we may not be able to continue to grow our business if we are unable to obtain additional capital when needed.

We believe that our cash and cash equivalents, and our bank line of credit, coupled with the funds anticipated to be generated from operations will be sufficient to finance our operations for at least the next twelve months. However, unanticipated events could cause us to fall short of our capital requirements. In addition, such unanticipated events could cause us to violate our bank line of credit covenants causing the bank to foreclose on the line and/or opportunities may make it necessary for us to return to the public markets, or establish new credit facilities or raise capital in private transactions in order to meet our capital requirements. We cannot assure you that we will be able to raise additional capital in the future on terms acceptable to us, or at all.

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

We are exposed to counterparty credit risk and there can be no assurances that we will manage or mitigate this risk effectively.

We are exposed to many different industries, counterparties, and partnership agreements, and regularly interact with counterparties in various industries.

The insolvency or other inability of a significant counterparty or partner, including a counterparty to the significant counterparty, to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction by a counterparty in bankruptcy proceedings, could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our short-term investments are subject to market fluctuations which may affect our liquidity.

Although we have not experienced any losses on our cash, cash equivalents, and short-term investments, declines in the market values of these investments in the future could have an adverse impact on our financial condition and operating results. Historically, we have invested in AAA rated money market funds meeting certain criteria. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be directly or indirectly impacted by the U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets causing credit and liquidity issues. If an issuer defaults on its obligations, or its credit ratings are negatively affected by liquidity, losses or other factors, the value of our cash equivalents and short-term investments could decline and could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our stock price, like that of many technology companies, has been and may continue to be volatile.

We expect that the market price of our Class A common stock will continue to be volatile. We are involved in a highly visible, rapidly changing industry and stock prices in our industry and similar industries have risen and fallen in response to a variety of factors, including:

•	announcements of new wireless data communications technologies and new providers of wireless data communications;

•	announcements of the issuance of new patents;

•	acquisitions of, or strategic alliances among, providers of wireless data communications;

•	changes in recommendations by securities analysts regarding the results or prospects of providers of wireless data communications;

•	changes in investor perceptions of the acceptance or profitability of wireless data communications; and

•	other global economic uncertainties.

Variations in quarterly operating results due to factors such as changes in demand for our products and changes in our mix of revenues and costs may cause our Class A common stock price to decline.

Our quarterly revenue and operating results are difficult to predict and are likely to fluctuate from quarter-to-quarter. For example, 2008 revenues of our Government Segment were significantly higher in the second half of the year than in the first half. In 2007, revenues were slightly higher in the second half of the year than in the first, whereas in 2006 revenues from our Government Segment were higher in the first half of the year than in the second half. In addition, we generally derive a significant portion of wireless carrier license revenue in our Commercial Segment from initial license fees. The initial license fees that we receive in a particular quarter may vary significantly. As these projects begin and end, quarterly results may vary. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our Class A common stock. Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the market price of our stock may fall.

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

Growing market acceptance of “open source” software could have a negative impact on us.

Growing market acceptance of open source software has presented both benefits and challenges to the commercial software industry in recent years. “Open source” software is made widely available by its authors and is licensed “as is” for a nominal fee or, in some cases, at no charge. For example, Linux is a free Unix-type operating system, and the source code for Linux is freely available.

We have incorporated some types of open source software into our products, allowing us to enhance certain solutions without incurring substantial additional research and development costs. Thus far, we have encountered no unanticipated material problems arising from our use of open source software. However, as the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Wireless carriers in Europe, Asia, Australia, Africa and Central and South America have purchased our products. We believe our revenue will be increasingly dependent on business in foreign countries, and we will be subject to the social, political and economic risks of conducting business in foreign countries, including:

•	inability to adapt our products and services to local business practices, customs and mobile user preferences;

•	costs of adapting our product and service offerings for foreign markets;

•	inability to locate qualified local employees, partners and suppliers;

•	reduced protection of intellectual property rights;

•	the potential burdens of complying with a variety of U.S. and foreign laws, trade standards and regulatory requirements, including tax laws, the regulation of wireless communications and the Internet and uncertainty regarding liability for information retrieved and replicated in foreign countries;

•	general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relations; and

•	unpredictable fluctuations in currency exchange rates.

Any of the foregoing risks could have a material adverse effect on our business, financial position, results of operations or cash flows by diverting time and money toward addressing them or by reducing or eliminating sales in such foreign countries.

Because several of our competitors have significantly greater resources than we do, we could lose customers and market share.

Our business is highly competitive. Several of our potential competitors are substantially larger than we are and have greater financial, technical and marketing resources than we do. In particular, larger competitors have certain advantages over us which could cause us to lose customers and impede our ability to attract new customers, including: larger bases of financial, technical, marketing, personnel and other resources; more established relationships with wireless carriers; more funds to deploy products and services; and the ability to lower prices of competitive products and services because they are selling larger volumes.

The widespread adoption of open industry standards such as the Secure User Plane for Location (SUPL) specifications may make it easier for new market entrants and existing competitors to introduce products that compete with our software products. Because our Commercial Segment is part of an emerging market, we cannot identify or predict which new competitors may enter the mobile location services industry in the future. With time and capital, it would be possible for competitors to replicate any of our products and service offerings or develop alternative products. Additionally, the wireless communications industry continues to experience significant consolidation which may make it more difficult for smaller companies like us to compete. Our competitors include application developers, telecommunications equipment vendors, location determination technology vendors and information technology consultants, and may include traditional Internet portals and Internet infrastructure software companies. We expect that we will compete primarily on the basis of price, time to market, functionality, quality and breadth of product and service offerings.

These competitors could include wireless network carriers, mobile and/or wireless software companies, wireless data services providers and secure portable communication and wireless systems integrators and database vendors. As discussed above, many of our potential competitors have significantly greater resources than we do. Furthermore, competitors may develop a different approach to marketing the services we provide in which subscribers may not be required to pay for the information provided by our services. Competition could reduce our market share or force us to lower prices to unprofitable levels.

Because we are not a small business under government size standards, we could lose business to small-business set-aside competitors.

Federal and state procurement laws require that certain purchases be set-aside for small business competitors, effectively giving a preference to those small businesses even if we have better products and better prices. We have outgrown the size standards set for the many of the categories used to purchase products of the nature that we sell. If a particular procurement is set-aside for only small business participants, we may lose customers and revenues and may not be able to replace those sales with purchases from other customers.

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

As of December 31, 2008, our estimated contract backlog totaled approximately $445.0 million, of which approximately $159.8 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change, the program could be canceled, a contract could be reduced, modified or terminated early, or an option that we had assumed would be exercised not being exercised. Further, while many of our federal government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Approximately 80% of our backlog consisted of orders from the Government Segment. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract value will be recognized as revenue.

The loss of key personnel or any inability to attract and retain additional personnel could harm our business.

Our future success will depend in large part on our ability to hire and retain a sufficient number of qualified personnel, particularly in sales and marketing and research and development. If we are unable to do so, our business could be harmed. Our future success also depends upon the continued service of our executive officers and other key sales, engineering and technical staff. The loss of the services of our executive officers and other key personnel could harm our operations. We maintain key person life insurance on certain of our executive officers. We would be harmed if one or more of our officers or key employees decided to join a competitor or if we failed to attract qualified personnel. Our ability to attract qualified personnel may be adversely affected by a decline in the price of our Class A common stock. In the event of a decline in the price of our

Class A common stock, the retention value of stock options will decline and our employees may choose not to remain with us, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

If our subcontractors and vendors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our clients and vendors to deliver critical components. As we secure more work under our contract vehicles such as the WWSS agreement, we expect to require an increasing level of support from subcontractors and vendors that provide complementary and supplementary products and services to our offerings. Depending on labor market conditions, we may not be able to identify, hire and retain sufficient numbers of qualified employees to perform the task orders we expect to win. In such cases, we will need to rely on subcontracts with unrelated companies. Moreover, even in favorable labor market conditions, we anticipate entering into more subcontracts in the future as we expand our work under our contract vehicles. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis or violate federal government contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our clients’ expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a client terminating our contract for default. A termination for default could expose us to liability, including liability for the agency’s costs of re-procurement, could damage our reputation and could hurt our ability to compete for future contracts.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments and assumptions about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. For example, the Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. SFAS 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of all of the net deferred tax asset will not be realized. This process requires the Company’s management to make assessments regarding the timing and probability of the ultimate tax impact. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which the Company operates, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on the Company’s our business, financial position, results of operations or cash flows.

Industry Risks

Because the wireless data industry is a rapidly evolving market, our product and service offerings could become obsolete unless we respond effectively and on a timely basis to rapid technological changes.

The successful execution of our business strategy is contingent upon wireless network operators launching and maintaining mobile location services, our ability to create new network software products and adapt our existing network software products to rapidly changing technologies, industry standards and customer needs. As a result of the complexities inherent in our product offerings, new technologies may require long development and testing periods. Additionally, new products may not achieve market acceptance or our competitors could develop alternative technologies that gain broader market acceptance than our products. If we are unable to develop and introduce technologically advanced products that respond to evolving industry standards and customer needs, or if we are unable to complete the development and introduction of these products on a timely and cost effective basis, it could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

The applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, taxation, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws, may have a material adverse effect on our business, results of operations and financial condition. Additionally, modifications to our business plans or operations to comply with changing regulations or certain actions taken by regulatory authorities might increase our costs of providing our product and service offerings and could have a material adverse effect on our business, financial position, results of operations or cash flows.

Concerns about personal privacy and commercial solicitation may limit the growth of mobile location services and reduce demand for our products and services.

In order for mobile location products and services to function properly, wireless carriers must locate their subscribers and store information on each subscriber’s location. Although data regarding the location of the wireless user resides only on the wireless carrier’s systems, users may not feel comfortable with the idea that the wireless carrier knows and can track their location. Carriers will need to obtain subscribers’ permission to gather and use the subscribers’ personal information, or they may not be able to provide customized mobile location services which those subscribers might otherwise desire. If subscribers view mobile location services as an annoyance or a threat to their privacy, that could reduce demand for our products and services and have a material adverse effect on our business, financial position, results of operations or cash flows.

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

The telecommunications industry generally is currently undergoing a consolidation phase. Many of our customers, specifically wireless carrier customers of our Commercial Segment, have or may become the target of acquisitions. If the number of our customers is significantly reduced as a result of this consolidation trend, or if the resulting companies do not utilize our product offerings, our business, financial position, results of operations or cash flows could be materially adversely affected.

Technology Risks

Because our software may contain defects or errors, and our hardware products may incorporate defective components, our sales could decrease if these defects or errors adversely affect our reputation or delays shipments of our products.

The software products that we develop are complex and must meet the stringent technical requirements of our customers. Our hardware products are equally complex and integrate a wide variety of components from different vendors. We must quickly develop new products and product enhancements to keep pace with the rapidly changing software and telecommunications markets in which we operate. Products as complex as ours are likely to contain undetected errors or defects, especially when first introduced or when new versions are released. Our products may not be error or defect free after delivery to customers, which could damage our reputation, cause revenue losses, result in the rejection of our products or services, divert development resources and increase service and warranty costs, each of which could have a serious harmful effect on our business, financial position, results of operations or cash flows.

If we are unable to integrate our products with wireless service providers’ systems we may lose sales to competitors.

Our products operate with wireless carriers’ systems, various wireless devices and, in the case of our E9-1-1 offering, with mobile telephone switches and VoIP service provider systems. If we are unable to continue to design our software to operate with these systems and devices, we may lose sales to competitors. Mobile telephone switches and wireless devices can be manufactured according to many different standards and may have different variations within each standard. Combining our products with each type of switch, device or VoIP system requires a specialized interface and extensive testing. If as a result of technology enhancements or upgrades to carrier and VoIP provider systems our products can no longer operate with such systems, we may no longer be able to sell our products. Further, even if we successfully redesign our products to operate with these systems, we may not gain market acceptance before our competitors.

Failure to meet our contractual obligations could adversely affect our profitability and future prospects.

We design, develop and manufacture technologically advanced and innovative products and services applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions, or materials and components could prevent us from achieving contractual obligations. In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems which could negatively affect revenue and profitability include problems with quality, delivery of subcontractor components or services, and unplanned degradation of product performance.

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

The wireless data services provided by our Commercial Segment are dependent on real-time, continuous feeds from map and traffic data vendors and others. The ability of our subscribers to receive critical location and business information requires timely and uninterrupted connections with our wireless network carriers. Any disruption from our satellite feeds or backup landline feeds could result in delays in our subscribers’ ability to receive information. We cannot be sure that our systems will operate appropriately if we experience hardware or software failure, intentional disruptions of service by third parties, an act of God or an act of war. A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve material costs and distract management from operating our business.

If mobile equipment manufacturers do not overcome capacity, technology and equipment limitations, we may not be able to sell our products and services.

The wireless technology currently in use by most wireless carriers has limited bandwidth, which restricts network capacity to deliver bandwidth-intensive applications like data services to a large number of users. Because of capacity limitations, wireless users may not be able to connect to their network when they wish to, and the connection is likely to be slow, especially when receiving data transmissions. Data services also may be more expensive than users are willing to pay. To overcome these obstacles, wireless equipment manufacturers will need to develop new technology, standards, equipment and devices that are capable of providing higher bandwidth services at lower cost. We cannot be sure that manufacturers will be able to develop technology and equipment that reliably delivers large quantities of data at a reasonable price. If more capacity is not added, a sufficient market for our products and services is not likely to develop or be sustained and sales of our products and services would decline resulting in a material adverse effect on our business, financial position, results of operations or cash flows.

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

Pursuing infringers of our proprietary rights could result in significant litigation costs, and any failure to pursue infringers could result in our competitors utilizing our technology and offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Protecting our know-how is difficult especially after our employees or those of our third party contract service providers end their employment or engagement. Attempts may be made to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent the misappropriation of our technology or prevent others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult and expensive. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. The costs and diversion of resources could significantly harm our business. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

Third parties may claim we are infringing their intellectual property rights and we could be prevented from selling our products, or suffer significant litigation expense, even if these claims have no merit.

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

We have two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock generally have the same rights as holders of Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have three votes per share. As of January 31, 2009, Maurice B. Tosé, our President, Chief Executive Officer and Chairman of the Board, beneficially owned 6,876,334 shares of our Class B common stock and 1,848,548 shares of our Class A common stock. Therefore, in the aggregate, Mr. Tosé beneficially owned shares representing approximately 38.01% of our total voting power, assuming no conversion or exercise of issued and outstanding convertible or exchangeable securities held by our other shareholders. Accordingly, on this basis, Mr. Tosé can exert significant influence over us through his ability to determine the outcome of elections of directors, amend our charter and by-laws and take other actions requiring stockholder action, including mergers, going private transactions and other extraordinary transactions. Mr. Tosé could, without seeking anyone else’s approval, transfer voting control of us to a third party. Such a transfer could have a material adverse effect on our stock price, and our business, operating results and financial condition. Mr. Tosé is also able to prevent a change of control regardless of whether holders of Class A common stock might benefit financially from such a transaction.

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

We are a Maryland corporation. Anti-takeover provisions of Maryland law and provisions contained in our charter and by-laws could make it more difficult for a third party to acquire control of us, even if a change in control would be beneficial to shareholders. These provisions include the following:

•	authorization of the board of directors to issue “blank check” preferred stock;

•	prohibition of cumulative voting in the election of directors;

•	our classified board of directors;

•	limitation of the persons who may call special meetings of stockholders;

•	prohibition on stockholders acting without a meeting other than through unanimous written consent;

•	supermajority voting requirement on various charter and by-law provisions; and

•	establishment of advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

These provisions could delay, deter or prevent a potential acquirer from attempting to obtain control of us, depriving shareholders of an opportunity to receive a premium for Class A common stock. These provisions could therefore materially adversely affect the market price of our Class A common stock.

Because this report contains forward-looking statements, it may not prove to be accurate.

This report, including the documents we incorporate by reference, contains forward-looking statements and information relating to our Company. These statements are based upon our current expectations and assumptions that are subject to a number of risks and uncertainties that would cause actual results to differ materially from those anticipated. We generally identify forward-looking statements using words like “believe,” “intend,” “expect,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” or other similar statements. We base these statements on our beliefs as well as assumptions we made using information currently available to us. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

Statements in this report that are forward-looking include, but are not limited to, the following statements that

(i) we are well positioned to address the evolving integration needs of our clients through our expertise in messaging and location determination;

(ii) we are developing relationships with communication infrastructure providers and we intend to expand our domestic and international carrier base;

(iii) we plan to continue to develop and sell software and engineered systems which we will deliver through deployment in customer networks or through hosted and subscription business models and we believe that our software is positioned for early adoption by carriers;

(iv) wireless growth is expected to continue to increase in all regions around the world for the foreseeable future;

(v) both the number of users and messages per individual are projected to increase significantly;

(vi) we will continue to develop network software for wireless carriers that operate on all major types of networks;

(vii) we will continue to leverage our knowledge of complex call control technology to unlock valuable information and expand the range of capabilities that the technology can accomplish for our customers;

(viii) we will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications;

(ix) we intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base;

(x) the Broadband Global Area Network upgrade of the Inmarsat satellite constellation expands our opportunity for SwiftLink sales volume;

(xi) we believe our expertise in the area of wireless E9-1-1, location and messaging services, and secure satellite communications can be leveraged into providing products and services to the Federal agencies;

(xii) we are continuing to enhance our deployable communication systems product line to take advantage of the evolving environment of satellite communications;

(xiii) we believe that our company enjoys a competitive advantage because of its secure teleport and integration capabilities along with deployable systems as a bundled offering;

(xiv) federal agencies, as well as state and local governments, are increasingly contracting with specialist teams for functions such as network management, and for long-term projects such as software development and systems integration;

(xv) we expect to continue generate significant portions of our total revenue from our largest customers;

(xvi) we expect to realize $116.0 million of backlog within the next twelve months;

(xvii) the bases on which we expect to continue to compete;

(xviii) we expect to require increasing levels of support from subcontractors and vendors and expand our work under contract vehicles;

(xix) we believe we have sufficient capital resources to meet our anticipated cash operating expenses, working capital and capital expenditure and debt services needs for the next twelve months;

(xx) that we believe our capitalized research and development expense will be recoverable from future gross profits generated by the related products;

(xxi) we believe our intellectual property assets are valuable and that we may realize revenue from patent infringement claims;

(xxii) we believe we should not incur an material liabilities from customer indemnification requests;

(xxiii) the WWSS procurement vehicle is expected to contribute to significant sales growth and that we expect to fulfill the potential values under WWSS orders;

(xxiv) expectations about the amount of future non-cash stock compensation;

(xxv) our assumptions and expectations related to income taxes and deferred tax assets;

(xxvi) we do not expect that the adoption of new accounting standards to have a material impact on the company’s financial statements, and

(xxvii) statements about financial covenants related to our loan agreements.

This list should not be considered exhaustive.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive office is located in Annapolis, Maryland in a 29,000 square foot facility under a lease expiring in March 2011. We have a second 17,000 square foot facility in Annapolis, Maryland under a lease expiring in April 2013. The Annapolis facilities are utilized for the executive and administrative offices, as well as portions of our Commercial and Government Segments. Other leased facilities include a 49,900 square foot facility in Seattle, Washington under a lease expiring in September 2010, an 11,000 square foot facility in

Oakland, California under a lease expiring August 2012. During 2008, we vacated a former site and moved our Tampa, Florida operations to 45,600 flex-space facility under a lease expiring in December 2014. We also lease a hosting facility in Phoenix, Arizona under a lease that expires in February 2010, which is utilized by our Commercial Segment.

In addition to the leased office space, we own a 7-acre teleport facility in Manassas, Virginia for teleport services for our Government Segment customers.

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

On July 12, 2006, we filed suit in the United States District Court for the Eastern District of Virginia against Mobile 365 (now Sybase 365, a subsidiary of Sybase Inc.) and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience (“the ’748 patent”), issued to the Company. We resolved the matter with regard to WiderThan Americas, and, during the second quarter of 2007, we received a favorable jury decision that Sybase 365 infringed the claims of our patent. The jury awarded us a one-time monetary payment in excess of $10 million for past damages and a 12% royalty. The jury also found Sybase 365’s infringement willful and upheld the validity of the patent. After the jury verdict, both parties filed post-trial motions. The court denied Sybase 365’s post-trial motion for a new trial or a judgment in its favor, granted our motion for a permanent injunction prohibiting any further infringement by Sybase 365, but stayed the injunction pending the outcome of any appeal that may be filed, reduced the jury verdict damages award by $2.2 million and vacated the jury finding of willful infringement. We expect that Sybase 365 will appeal from the final judgment of the district court to U.S. Court of Appeals for the Federal Circuit. In the first quarter of 2008, Sybase 365 filed a request for reexamination of the ’748 patent claiming that the patent is invalid. In the second quarter of 2008, the United States Patent and Trademark Office granted the request and began the requested reexamination of the ’748 patent. There can be no assurances to what extent the matter will continue to be successful, if at all. Additionally, we could become subject to counterclaims or further challenges to the validity of the ’748 patent. To date, the Company has not received or recorded any amounts related to this jury award.

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

Our Class A Common Stock has been traded on the NASDAQ Global Market under the symbol “TSYS” since our initial public offering on August 8, 2000. The following table sets forth, for the periods indicated, the high and low closing prices for our Class A Common Stock as reported on the NASDAQ Global Market:

	High	Low

2009
First Quarter 2009 (through February 20, 2009)	$9.93	$7.01
2008
First Quarter 2008	$3.98	$2.71
Second Quarter 2008	$5.47	$3.06
Third Quarter 2008	$8.75	$4.19
Fourth Quarter 2008	$8.91	$4.58
2007
First Quarter 2007	$3.92	$2.99
Second Quarter 2007	$5.75	$3.86
Third Quarter 2007	$5.21	$3.45
Fourth Quarter 2007	$4.55	$3.02

As of February 20, 2009, there were approximately 263 holders of record of our Class A Common Stock, and there were 8 holders of record of our Class B Common Stock.

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

Change in Securities and Use of Proceeds

In March 2006, we issued (i) $10 million of secured notes due March 10, 2009, which bore cash interest at the rate of 14% per annum, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. We received net cash proceeds of approximately $9.3 million from this transaction, which were used for general corporate purposes. In December 2008, the holders of 1.1 million warrants issued in 2006 exercised those warrants and 1.1 million shares were issued. The remaining 0.7 million warrants remain outstanding and expire March 2011.

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s Class A Common Stock with the cumulative total return of the Nasdaq Global Market U.S. Index and a mobile data index prepared by the Company of the following relevant publicly traded companies in the commercial and government sectors in which we operate: Openwave Systems, Inc.; Comtech Telecommunications Corp.; Sybase, Inc.; Comverse Technology Inc.; Globecomm Systems Inc.; NCI Inc.; NeuStar, Inc.; Syniverse Holdings, Inc.; and ViaSat Inc. (the “New Peer Group”)

The composition of the Mobile Data Index has been changed from last year (the “Old Peer Group”) as follows: Comtech Telecommunications Corp. was added to the remaining companies to comprise the “New Peer Group” because its mobile communications systems and satellite services business lines are comparable to our Government Segment business.

The information provided is from January 1, 2002 through December 31, 2008.

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

The table that follows presents portions of our consolidated financial statements. You should read the following selected financial data together with our audited Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the more complete financial information included elsewhere in this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2008, 2007, and 2006 and the balance sheet data as of December 31, 2008 and 2007 from our consolidated financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm, and which are included in Item 15 of this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005, and 2004, from our audited financial statements which are not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result of implementation of SFAS 123(R) in 2006, our non-cash stock compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense in our continuing operations as well as discontinued operations.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except share and per share data)

Statement of Operations Data:
Revenue Services	$101.4	$88.1	$88.4	$75.0	$60.2
Systems	118.8	56.1	36.6	27.2	36.7

Total revenue	220.2	144.2	124.9	102.2	96.9

Direct cost of services revenue	61.6	52.2	52.5	39.2	30.9
Direct cost of systems revenue	77.3	37.9	17.9	17.7	21.2

Total direct cost of revenue	138.9	90.1	70.4	56.9	52.1

Services gross profit	39.8	35.9	35.8	35.8	29.3
Systems gross profit	41.5	18.2	18.7	9.5	15.5

Total gross profit	81.3	54.1	54.5	45.2	44.8

Research and development expense	16.2	13.1	12.6	13.9	18.1
Sales and marketing expense	13.7	11.9	11.7	10.5	9.0
General and administrative expense	28.2	19.3	17.0	15.0	15.0
Depreciation and amortization of property and equipment	5.9	6.2	8.0	8.6	7.4
Amortization of goodwill and other intangible assets	0.1	0.1	0.1	0.1	—

Total operating costs and expenses	64.2	50.6	49.3	48.2	49.6

Gain on sale of patent	8.1	—	—	—	—

Income/(loss) from operations	25.2	3.5	5.2	(3.0)	(4.8)
Interest expense	(0.9)	(1.8)	(1.8)	(0.7)	(3.2)
Amortization of debt discount and debt issuance expenses, including $2,458 write-off in 2007	(0.2)	(3.2)	(1.4)	(0.5)	—
Debt conversion expense	—	—	—	—	(7.9)
Other (expense)/income, net	0.2	0.5	—	(0.1)	—

Income/(loss) from continuing operations before income taxes	24.3	(1.0)	2.0	(4.3)	(15.9)
Benefit from income taxes	33.3	—	—	—	—

Income/(loss) from continuing operations	57.6	(0.3)	(23.7)	(7.2)	(2.6)
Loss from discontinued operations	—	(0.3)	(23.7)	(7.2)	(2.6)

Net income/(loss)	$57.6	$(1.3)	$(21.7)	$(11.5)	$(18.5)

Income/(loss) from continuing operations per share	$1.34	$(0.02)	$0.05	$(0.11)	$(0.48)
Loss from discontinued operations per share	—	(0.01)	(0.60)	(0.19)	(0.08)

Net income/(loss) per share — basic	$1.34	$(0.03)	$(0.55)	$(0.30)	$(0.56)

Income/(loss) from continuing operations per share	$1.23	$(0.02)	$0.05	$(0.11)	$(0.48)
Loss from discontinued operations per share	—	(0.01)	(0.59)	(0.19)	(0.08)

Net income/(loss) per share — diluted	$1.23	$(0.03)	$(0.54)	$(0.30)	$(0.56)

Basic shares used in computation (in thousands)	43,063	41,453	39,430	38,823	33,381
Diluted shares used in computation (in thousands)	46,644	41,453	40,166	38,823	33,381

	As of December 31,
	2008	2007	2006	2005	2004
	(in millions)

Balance Sheet Data:
Cash and cash equivalents	$39.0	$16.0	$10.4	$9.3	$18.3
Working capital	79.1	35.0	25.4	27.5	20.2
Total assets	182.0	82.1	83.6	90.6	102.4
Capital leases and long-term debt (including current portion)	11.8	16.1	17.6	16.5	18.4
Total liabilities	67.7	38.2	48.6	41.5	42.9
Total stockholders’ equity	114.3	44.0	35.1	49.1	59.5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified our most critical accounting policies and estimates to be those related to the following:

Revenue Recognition. The Company records revenue from multiple element arrangements under the guidance governed by AcSEC Statement of Position (SOP) No. 97-2 “Software Revenue Recognition”, as modified by SOP No. 98-9 “Software Revenue Recognition, With Respect to Certain Transactions”, SEC Staff Accounting Bulletin SAB no. 104 “Revenue Recognition in Statements” and EITF Issue Number 00-21 “Revenue Arrangements with Multiple Deliveries.” At the time of entering into each customer agreement or arrangement, each element is identified and the revenue, cost of revenue, and gross profit for each deliverable is recorded and presented separately as either systems or services. The sale of products and product related solutions to customers are classified as systems revenue within the Company’s Statement of Operations. This typically is an integrated solution that may include licenses, hardware and labor to deliver the product and/or solution per the customer’s specifications. Services revenue include the elements of the contract typically related to maintenance or other recurring services performed over an extended period. Each of these captions represents more than 10 percent of the Company’s total revenue. There is no other category of revenue described in Rule 5-03 of Regulation S-X in which the Company is currently engaged, so that further sub captions are not necessary at this time. The Company considered Rule 5-03 of Regulation S-X as it relates to the labor portion of the systems revenue. The Company will continue to periodically assess the materiality of the labor portion of systems revenue and classify the amount as services if significant.

Under the provisions of SOP 97-2, if significant customization is not required, the Company recognizes revenue for all delivered elements of a software sale at the point when all four criteria of revenue recognition are met and, the Company has vendor-specific objective evidence (VSOE) of fair value for all identified undelivered elements. We sell communications systems incorporating our licensed software for enhanced services, including text messaging and location-based services to wireless carriers. These systems are designed to incorporate our licensed software. Systems revenues typically contain multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified volume of usage, along with the purchase of annual maintenance at a specified rate. We recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered the software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable. Software projects that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs or labor costs incurred compared to estimated total labor costs for contracts that have a significant component of third-party materials costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Software license fees billed and not recognized as revenue are included in deferred revenue.

The Company recognizes contract revenue as billable costs are incurred and for fixed-price product delivery contracts using the percentage-of-completion method or proportional performance method, measured by either total labor costs or total costs incurred compared to total estimated labor costs or total costs to be incurred in accordance with Statement of Position 81-1. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor costs or total costs to complete a contract or do not manage our contracts within the planned budget, then our future margins may be negatively affected or losses on existing contracts may need to be recognized.

Acquired Intangible Assets. The acquired intangible assets are amortized over their useful lives of between five and nineteen years, based on the greater of the straight-line method or the revenue curve method. We evaluate acquired intangible assets when events or changes in circumstances indicate that the carrying values of such assets might not be recoverable. Our review of factors present and the resulting appropriate carrying value of our acquired intangible assets are subject to judgments and estimates by management. Future events such as a significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired. There have been no changes in the valuation of the Company’s acquired intangible assets for the current period. The expense recognized in 2008, 2007, and 2006 relates to the intangible assets acquired with the 2004 acquisition of assets from Kivera Inc., including customer lists, customer contracts, trademarks, and patents.

Impairment of Goodwill. The Company performs an annual analysis of our goodwill for impairment in accordance with SFAS 142, “Goodwill and other Intangible Assets”. The analysis of goodwill includes, among other factors, estimating future cash flows to be received from the assets. At December 31, 2008, goodwill was $1.8 million and we determined that the fair value of our goodwill exceeded the carrying value. Material differences in our assumptions and valuations in the future could result in a future impairment loss.

Stock Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under the fair value recognition provisions of SFAS 123(R), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of expected volatility of the market price of our stock and the expected term of the stock award. We have determined that historical volatility is the best predictor of expected volatility and the expected term of our awards was determined taking into consideration the vesting period of the award, the contractual term and our historical experience of employee stock option exercise behavior. We review our valuation assumptions at each grant date and, as a result, we could change our assumptions used to value employee stock-based awards granted in future periods. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. If our actual forfeiture rate were materially different from our estimate, the stock-based compensation expense would be different from what we have recorded in the current period. SFAS 123(R) requires that employee stock-based compensation costs be recognized over the vesting period of the award and we have elected the straight-line method as the basis for recording our expense.

Income Taxes. Income taxes are accounted for under the provisions of SFAS 109, “Accounting for Income Taxes”. We use the asset and liability method of accounting for deferred income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income. Significant management judgment is required in determining any valuation allowance recorded against the net deferred tax assets. Our evaluation of the realizability of our deferred tax assets is inherently subjective and is based on our analysis and weighting of various positive and negative evidence available to us. This evaluation includes estimates and assumptions about a number of market, execution and economic variables. It is possible that actual results may differ from assumptions and require adjustments to allowances. On January 1, 2007, the Company adopted the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting interim periods, disclosure and transition. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements.

Overview and Recent Developments

We operate two business segments: (i) our Commercial Segment, which consists principally of enhanced communication services to and from wireless phones, location application software, our E9-1-1 application and other hosted services for wireless carriers and Voice Over IP service providers, and (ii) our Government Segment, which includes the design, development and deployment of information processing and communication systems, mainly satellite-based, and related services to government agencies.

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

Our management monitors and analyzes a number of performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue and gross profit. We derive revenue from the sales of systems and services including recurring monthly service and subscriber fees, maintenance fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.

•	Gross profit represents revenue minus direct cost of revenue, including certain non-cash costs. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, non-cash stock-based compensation, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of systems revenue from our Commercial Segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations. Important other sources of our liquidity are our leases secured for the purchase of equipment and potential borrowings under our credit lines.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenues outstanding as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue

The following discussion addresses the revenue and cost of revenue for the two segments of our business. For information regarding the results of the Enterprise assets, see Discontinued Operations — Enterprise assets below.

Commercial Segment:

			2008 vs.			2007 vs.
			2007			2006
($ in millions)	2008	2007	$	%	2006	$	%

Services revenue	$64.4	$58.8	$5.6	10%	$59.7	$(0.9)	(2%)
Systems revenue	37.4	16.5	20.9	127%	17.2	(0.7)	(4%)

Total Commercial Segment revenue	101.8	75.3	26.5	35%	77.0	(1.7)	(2%)

Direct cost of services	32.4	29.4	3.0	10%	31.4	(2.0)	(6%)
Direct cost of systems	8.9	5.0	3.9	78%	5.2	(0.2)	(4%)

Total Commercial Segment cost of revenue	41.3	34.4	6.9	20%	36.6	(2.2)	(6%)

Services gross profit	32.0	29.4	2.6	9%	28.3	1.1	4%
Systems gross profit	28.5	11.5	17.0	148%	12.0	(0.5)	(4%)

Total Commercial Segment gross profit (1)	$60.5	$40.9	$19.6	48%	$40.3	$0.6	1%

Segment gross profit as a percent of revenue	59%	54%			52%

(1)	See discussion of segment reporting in Note 20 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

Commercial Services Revenue and Cost of Revenue:

Our hosted offerings include our E9-1-1 service for wireless and Voice over Internet Protocol (VoIP) E9-1-1 service providers, hosted Position Determining Entity (PDE) service, and hosted Location Based Service (LBS) applications. Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E9-1-1, PDE, VoIP and hosted LBS service fees are priced based on units served during the period, such as the number of customer cell sites served, the number of connections to Public Service Answering Points (PSAPs), or the number of customer subscribers served. Subscriber service revenue is generated by client software applications for wireless subscribers such as Rand McNally® Traffic. Maintenance fees on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.

Our commercial services revenue increased $5.6 million or 10% in 2008 from 2007 due to growth in hosted service customer volume and new hosted service customers and increased maintenance fees due to higher cumulative system license sales. The 2% decrease in 2007 from 2006 was due to decreases in average fees received per unit under pricing arrangements with some wireless E9-1-1 customers, and the loss of a mid-tier carrier customer in the third quarter of 2006 offset by increased maintenance revenue on our installed software base.

The direct cost of our services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs, and equipment and software maintenance. The direct cost of maintenance revenue consists primarily of compensation and benefits expense. For the year ended December 31, 2008, the direct cost of service revenue increased 10% over the same period in 2007 in direct relation to increase in revenues. For the year ended December 31, 2007, the direct cost of services revenue decreased 6% compared to 2006. During 2007, we incurred less labor and direct costs related to custom development efforts and deployment requirements of VoIP E9-1-1 infrastructure than in 2006. While we increased the number of cell sites, subscribers and public safety answering points (PSAPs) served, our overall circuit and data access costs were relatively consistent year to year. For 2008, the cost of circuit and other data access costs accounted for approximately 13% of total direct costs of commercial service revenues. The cost of circuit and other data access costs accounted for approximately 15% and 11% of the total direct costs of our commercial service revenues for 2007 and 2006 respectively.

Commercial services gross profit for the year ended December 31, 2008 was 9% higher than in 2007 on higher revenue with a comparable percentage increase in labor, fringe and contractor costs. Commercial services gross profit in 2007 was 4% higher than in 2006 based on improved operating efficiencies.

Commercial Systems Revenue and Cost of Revenue

We sell communications systems incorporating our licensed software for enhanced services, including text messaging and location-based services to wireless carriers. These systems are designed to incorporate our licensed software. We design our software to ensure that it is compliant with all applicable standards. Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. We may also realize license revenue as a result of infringement claims that we make in enforcing our patents. In 2006, we reached a settlement on a patent infringement case and won a jury award of more than $10 million in another infringement case; no revenue has been recognized on the second case pending post trial motions, appeals, and potential settlement.

Commercial systems revenue in 2008 was 127% higher than in 2007 due to higher sales of licenses for text messaging capacity and customer hardware upgrades. Commercial systems revenue in 2007 was 4% lower than in 2006 due mainly to lower sales of text messaging licenses.

The direct cost of commercial systems consists primarily of compensation, benefits, purchased equipment, third-party software, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. The direct cost of the license component of systems is normally very low, and the gross profit very high since the software development efforts were expensed in prior periods. The direct cost of systems includes amortization of software development costs of $2.1 million, $1.5 million, and $1.3 million, respectively, in 2008, 2007, and 2006.

Our commercial systems gross profit was $28.5 million in 2008, a 148% or $17.0 million increase from 2007. Commercial systems gross profit was $11.5 million in 2007, or a 4% decrease from 2006. Systems gross margins are higher in periods when systems revenue includes a higher proportion of software licenses relative to third party system components and integration labor, as was the case in 2008 and 2006.

Government Segment:

			2008 vs. 2007			2007 vs. 2006
($ in millions)	2008	2007	$	%	2006	$	%

Services revenue	$36.9	$29.3	$7.6	26%	$28.6	$0.7	2%
Systems revenue	81.4	39.6	41.8	106%	19.3	20.3	105%

Total Government Segment revenue	118.3	68.9	49.4	72%	48.0	20.9	44%

Direct cost of services	29.2	22.8	6.4	28%	21.1	1.7	8%
Direct cost of systems	68.3	32.9	35.4	108%	12.7	20.2	159%

Total Government Segment cost of revenue	97.5	55.7	41.8	75%	33.8	21.9	65%

Services gross profit	7.7	6.5	1.2	18%	7.5	(1.0)	(13%	)
Systems gross profit	13.1	6.7	6.4	96%	6.7	—	NM

Total Government Segment gross profit (1)	$20.8	$13.2	$7.6	58%	$14.2	$(1.0)	7%

Segment gross profit as a percent of revenue	18%	19%			30%

(1)	See discussion of segment reporting in Note 20 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K. (NM = Not meaningful)

For 2008, Government Segment revenue increased 72% reflecting increases in both services and systems revenue. Government Segment revenue in 2007 and 2006 increased 44% and 32%, respectively, reflecting increases in both services and systems revenue. During the third quarter of 2006, we were one of six vendors selected by the U.S. Army to provide secure satellite services and systems under a five year contract vehicle, with a possible maximum value of up to $5 billion for the six vendors. The WWSS contract vehicle is expected to continue to contribute significant government systems sales growth through 2011. The Company’s Government Segment has been awarded participation as a prime or sub-contractor to provide similar satellite-based technology under several other contract vehicles. For the year ended December 31, 2008, the Company was awarded 6 new delivery orders and received incremental funding against two delivery orders initially issued in 2008 under the WWSS vehicle with a total contract value of $84.5 million, of which $61.6 million was fulfilled, resulting in 2008 revenue. The total potential value of all WWSS awards received to date is $366.7 million of which $124 million has been funded which we currently expect to fulfill over the next three years.

Government Services Revenue and Cost of Revenue:

Government services revenue increased to $36.9 million in 2008 from $29.3 million in 2007 and $28.6 million in 2006. These increases were generated by new and expanded-scope contracts resulting from increased sales emphasis on communications and information technology service work, increased revenue generated from satellite airtime services using our teleport facilities, and maintenance and field support associated with our systems sales. Continuing growth is expected from higher usage of our teleport -related services and continuing incremental additions of technical outsource service personnel. System maintenance fees are collected in advance and recognized ratably over the maintenance periods.

Direct cost of government service revenue consists of compensation, benefits and travel incurred in delivering these services, as well as satellite space segment purchased for resale to government customers. These costs increased as a result of the increased volume of service in all three years.

Our gross profit from government services increased to $7.7 million in 2008 from $6.5 million in 2007 and $7.5 million in 2006. The growth in 2008 was realized from professional services, teleport usage, and maintenance on the installed base of systems. The decline in gross profit in 2007 was due to the lower average margins as a result of tighter average pricing in 2007 due to competition for the contracts as they were renewed or newly won. Gross profit as a percentage of revenue decreased in all three years as a result of lower average pricing on our mix of government customer contracts.

Government Systems Revenue and Cost of Revenue:

We generate government systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable satellite-based communication systems, and integration of those systems into our customer networks. These are largely variations on our SwiftLink® product line, which are lightweight, secure, deployable communication systems, sold to units of the U.S. Departments of State, Justice and Defense, and other government agencies. Government systems sales more than doubled to $81.4 million in 2008 from $39.6 million in 2007, which was more than double the $19.3 million in 2006. The increases over the last three years in systems revenues were primarily due to increases in sales volume from the fulfillment of task orders under the WWSS 5-year contract vehicle, for which TCS was one of six awardees in September 2006. In July 2008, TCS was named the sole awardee of a delivery order contract with a potential value of $246 million over the next several years, under the WWSS procurement vehicle.

The cost of our government systems revenue consists of purchased system components, compensation, benefits, travel, and the costs related to third-party contractors that we engage. These costs have increased over the three years presented as a direct result of the increase in volume. These equipment and third-party costs are variable for our various types of products, and margins may fluctuate between periods based on pricing and product mix.

Our government systems gross profit in 2008 increased 96% over 2007 primarily due to higher sales volume under the WWSS procurement vehicle. Government systems gross profit was the same at $6.7 million in 2007 and 2006. In 2007, the effect of lower margins was offset by an increase over 2006 volume.

Operating Expenses:

Research and Development Expense:

			2008 vs. 2007			2007 vs. 2006
($ in millions)	2008	2007	$	%	2006	$	%

Research and development expense	$16.2	$13.1	$3.1	24%	$12.6	$0.5	4%
Percent of revenue	7%	9%			10%

Our research and development expense consists of compensation, benefits, and a proportionate share of facilities and corporate overhead. The costs of developing software products are expensed prior to establishing technological feasibility. Technological feasibility is established for our software products when a detailed program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products including software hosted in our network operations center. These costs primarily include compensation and benefits as well as costs associated with using third-party laboratory and testing resources. We expense such costs as they are incurred unless technological feasibility has been reached and we believe that the capitalized costs will be recoverable.

The expenses we incur relate to software applications which are being marketed to new and existing customers on a global basis. Throughout 2008, 2007, and 2006, research and development was primarily focused on cellular and hosted location-based applications, including Voice over IP E9-1-1, enhancements to our hosted location-based service platform, and wireless location-based service applications. Management continually assesses our spending on research and development to ensure resources are focused on products that are expected to achieve the highest level of success. In 2008, 2007, and 2006, we capitalized $0.5 million, $1.5 million, and $1.8 million, respectively, of software development costs for certain software projects in accordance with the above policy. The capitalized costs relate to our wireless location-based software. These costs will be amortized on a product-by-product basis using the straight-line method over the products’ estimated useful life, not longer than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. Amortization of software development costs is recorded as a direct cost of revenue. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

Research and development expense increased 24% in 2008 from 2007, primarily since software developers spent less time on work that was subject to capitalized expenditure accounting (discussed above), increased Company personnel assigned to software development work, and higher variable compensation in 2008. Research and development expense increased 4% in 2007 from 2006. This increase is mainly due to more Company personnel assigned to software development work during 2007 than in 2006.

Our research and development expenditures have yielded more than 65 patents, primarily for wireless messaging and location technology, and more than 210 pending patent applications. We believe that the intellectual property represented by these patents is a valuable asset that will contribute positively to our results of operations in 2009 and beyond.

Sales and Marketing Expense:

			2008 vs. 2007			2007 vs. 2006
($ in millions)	2008	2007	$	%	2006	$	%

Sales and marketing expense	$13.7	$11.9	$1.8	15%	$11.7	$0.2	2%
Percent of revenue	6%	8%			9%

Our sales and marketing expense includes compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements, and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. government primarily through direct sales professionals. Sales and marketing costs increased 15% and 2% in 2008 and 2007, respectively, primarily as a result of adding additional Government Segment sales personnel, increased public relations fees, and an increase of approximately $0.9 million in variable compensation charges. The increase in 2007 was partially offset by reductions in senior sales and marketing executive staff costs.

General and Administrative Expense:

			2008 vs. 2007			2007 vs. 2006
($ in millions)	2008	2007	$	%	2006	$	%

General and administrative expense	$28.2	$19.3	$8.9	46%	$17.0	$2.3	14%
Percent of revenue	13%	13%			14%

General and administrative expense consists primarily of costs associated with management, finance, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The increase in 2008 included a charge for vacating a leased facility in Tampa, Florida, earlier than its December 2009 expiration, and variable compensation of $8 million related to record revenue, operating profit, and net income for the year in accordance with formulas established for key employees at the beginning of the year. The 14% increase in 2007 over 2006 was primarily attributable to higher legal and advisory fees associated with intellectual property related activity.

Depreciation and Amortization of Property and Equipment:

			2008 vs. 2007			2007 vs. 2006
($ in millions)	2008	2007	$	%	2006	$	%

Depreciation and amortization of property and equipment	$5.9	$6.2	$(0.3)	(5%)	$8.0	$(1.8)	(23%)
Average gross cost of property and equipment	$50.4	$50.3	$0.1	NM	$52.0	$(1.7)	(3%)

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of an asset generally ranges from five years for furniture, fixtures, and leasehold improvements to three to four years for most other types of assets including computers, software, telephone equipment and vehicles. In 2008 and 2007, our depreciable asset base has decreased as a result of assets purchased in previous years becoming fully depreciated.

Amortization of Acquired Intangible Assets:

			2008 vs. 2007			2007 vs. 2006
($ in millions)	2008	2007	$	%	2006	$	%

Amortization of acquired intangible assets	$0.1	$0.1	$—	NM	$0.1	$—	NM

The acquired intangible assets associated with the Kivera Acquisition are being amortized over their useful lives of between five and nineteen years. The expense recognized in 2008, 2007, and 2006 relates to the intangible assets acquired in this acquisition, including customer lists, customer contracts, trademarks, and patents.

Interest Expense:

			2008 vs.			2007 vs.
			2007			2006
($ in millions)	2008	2007	$	%	2006	$	%

Interest expense incurred on notes payable and under our bank revolving credit agreement	$0.7	$1.6	$(0.9)	(56%)	$1.5	$0.1	7%
Interest expense incurred on capital lease obligations	0.3	0.2	0.1	50%	0.3	(0.1)	(33%)
Amortization of deferred financing fees	0.2	0.3	(0.1)	(33%)	0.4	(0.1)	(25%)
Amortization of debt discount	—	0.5	(0.5)	(100%)	1.0	(0.5)	(50%)
Write-off of unamortized debt discount and debt issuance expenses	—	2.4	(2.4)	(100%)	—	2.4	100%
Less: capitalized interest	(0.1)	(0.1)	—	NM	(0.1)	—	NM

Total Interest and Financing Expense	$1.1	$4.9	$(3.8)	(78%)	$3.1	$1.8	58%

Interest expense is incurred under notes payable, an equipment loan, a line of credit, and capital lease obligations. Interest on notes, is primarily at stated interest rates of between 0.25% above prime rate and 10.35% and line of credit borrowing is at the bank’s prime rate, which was 3.25% as of December 31, 2008.

On June 25, 2007, we refinanced $10 million secured notes with a new five year term loan payable to our principal bank. The borrowing rate under the new term loan is the prime rate plus 0.25% per annum (3.5% at December 31, 2008) and the loan is repayable in equal monthly installments of $0.2 million plus interest. The funds were used primarily to retire the March 2006 secured notes. This refinancing resulted in the $2.4 million write-off of unamortized debt discount and debt issuance expenses in the second quarter of 2007. In March 2006, we issued $10 million of secured notes, with cash interest at the rate of 14% per annum, along with warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share (2006 Warrants).

In December 2006, we borrowed $5 million from Tatonka Capital under a 3 year note secured by the accounts receivable of one customer. Effective March 28, 2008, we paid this debt in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to the current maximum debt of $3.2 million ($1.7 million at December 31, 2008) less $0.2 million per month for the number of full months that have expired since the effective date. The maturity date of the line of credit is December 28, 2009. The borrowing rate is the London InterBank Offered Rate (LIBOR) plus 500 basis points. The Company has not borrowed against this Tatonka line.

Our bank line of credit expires in June 2010, and our maximum line of credit is $22 million. Borrowings at any time are limited to an amount based principally on accounts receivable levels as defined in the amended line of credit agreement. Our potential borrowing under the amended line of credit agreement is also reduced by the amount of letters of credit outstanding which totaled about $2.3 million at December 31, 2008. There were no borrowings under our bank line of credit during 2008.

Cash interest expense on notes payable was lower for the year ended December 31, 2008 due to the lower-cost refinancing in 2007 of higher priced March 2006 debt, and lower average bank borrowings. Interest on capital lease financing was about the same in both periods. Cash interest expense on notes payable was slightly higher for the year ended December 31, 2007 than in 2006 mainly due to the effect of the higher priced March 2006 debt while it was outstanding. The interest incurred on the March 2006 notes, partially offset by reduced average principal balances on our revolving credit and other notes payable, caused our total interest expense to be higher in 2006.

Deferred financing fees relate to the up-front expenditures at the time of contracting for notes payable and our revolving line of credit facility, which are being amortized over the term of the note or the life of the facility. The higher 2007 and 2006 amortization reflects fees to borrow the 2006 Notes.

The amortization of debt discount in 2007 and 2006 relates to the 2006 Warrants as well as adjustment to the terms of warrants issued in connection with 2004 financings. The value of the 2006 Warrants was estimated to be $2.9 million, determined using the Black-Scholes option-pricing model, which was recorded as a debt discount and additional paid-in capital in 2004. The value of the adjustments to the 2004 Warrants was estimated to be $0.6 million using the Black-Scholes option-pricing model, which was recorded as a debt discount and additional paid-in capital in the first quarter of 2006. The total debt discount at issuance was being amortized to interest expense over the three year life of the 2006 Notes, yielding an effective interest rate of 15.2%. The 2006 Notes were written off with the 2007 refinancing.

Our capital lease obligations include interest at various amounts depending on the lease arrangement. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year, and the interest under those leases, has remained relatively constant since 2006. The interest cost of capital lease financings was about the same in the years ending December 31, 2008, 2007, and 2006.

Our interest and financing expense decreased in 2008 over 2007 primarily as a result of retiring our March 2006 and December 2006 borrowings. Interest and financing expense increased in 2007 over 2006 due mainly to the write-off of the amortization of debt discount and financing fees associated with the refinancing of our March 2006 debt.

Other Income, Net:

			2008 vs.			2007 vs.
			2007			2006
($ in millions)	2008	2007	$	%	2006	$	%

Foreign currency translation/ transaction (loss)/gain	$0.1	$(0.1)	$0.2	200%	$(0.1)	$—	NM
Miscellaneous other (expense)/ income	0.1	0.6	(0.5)	(83%)	0.1	0.5	500%

Total other income, net	$0.2	$0.5	(0.3)	(60%)	$—	0.5	100%

For the year ended December 31, 2008, Other income, net consisted primarily of $0.7 interest income earned on investment accounts, and $0.1 million net gain on foreign currency translation/transaction, which is dependent on fluctuations in currency exchange rates. We record the effects of foreign currency translation on our cash, receivables and deferred revenues that are stated in currencies other than our functional currency. The Company also recorded a 2008 loss of $0.8 million from the decline in the fair market value of certain securities considered to be other than temporary. The other components of other income, net, were about the same as in periods.

Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Upon the adoption of FIN 48 on January 1, 2007, the estimated value of the Company’s uncertain tax positions was a liability of $2.7 million resulting from unrecognized net tax benefits which did not include interest and penalties. The Company recorded the estimated value of its uncertain tax position by reducing the value of certain tax attributes. The Company would classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for year ended December 31, 2008 and the consolidated balance sheet at December 31, 2008. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. and state jurisdictions. As of December 31, 2008, open tax years in the federal and some state jurisdictions date back to 1999, due to the taxing authorities’ ability to adjust operating loss carry forwards.

SFAS 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of all of the net deferred tax asset will not be realized.

This process requires the Company’s management to make assessments regarding the timing and probability of the ultimate tax impact. The Company records valuation allowances on deferred tax assets if determined it is more likely than not that the asset will not be realized. Additionally, the Company establishes reserves for uncertain tax positions based upon our judgment regarding potential future challenges to those positions. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which the Company operates, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on the Company’s financial position.

Deferred tax assets consist primarily of net operating loss and tax credit carryforwards as well as deductible temporary differences. Prior to 2008, the Company provided a full tax valuation allowance for federal and state deferred tax assets based on management’s evaluation that the Company’s ability to realize such assets did not meet the criteria of “more likely than not”. The Company has continuously evaluated additional facts representing positive and negative evidence in the determination of its ability to realize the deferred tax assets. In the year ended December 31, 2008, management has determined, as the result of cumulative income and anticipated future taxable income, that it is now more likely than not that these deferred tax assets will be realized in the future. Accordingly, the Company determined that it is appropriate to reverse the deferred tax asset valuation. This has resulted in a benefit to deferred tax expense of $33.3 million for the year 2008.

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

Effective January 1, 2007, the Company sold two of its three Enterprise units to strategic buyers for common stock in the acquiring publicly traded companies valued at approximately $1 million and earn-out arrangements. As at December 31, 2008, we wrote down the investments by $0.8 million. The Company does not expect to receive material payments from the earn-out arrangement. During May 2007, the last Enterprise unit was sold for $4 million in cash of which $0.2 million was in escrow and was released in June 2008, a $1 million 18-month note which was paid in full in November 2008, and $0.2 million in equity interest.

The following table presents income statement data for the Enterprise division, currently reported as discontinued operations. The 2005 results were previously reported as part of the results of our Commercial Segment.

			2008 vs. 2007			2007 vs. 2006
($ in millions)	2008	2007	$	%	2006	$	%

Total revenue	$—	$5.6	$(5.6)	100%	$26.0	$(20.4)	(78%)

Total gross profit	—	0.8	$(0.8)	100%	4.5	$(3.7)	(82%)

Loss from discontinued operations, including 2006 impairment charges of $15.5 million	$—	$(0.3)	$0.3	100%	$(23.7)	$23.4	99%

Net Income/(loss):

			2008 vs.			2007 vs.
			2007			2006
($ in millions)	2008	2007	$	%	2006	$	%

Net income/(loss) from continuing operations	$57.6	$(1.0)	$58.6	5,860%	$2.0	$(3.0)	(150%)
Loss from discontinued operations	—	(0.3)	0.3	100%	(23.7)	23.4	99%

Net income/(loss)	$57.6	$(1.3)	$58.9	4,531%	$(21.7)	$20.4	94%

Net income/(loss) changes for each year are as a result of the discussions above.

Liquidity and Capital Resources

The following table summarizes our comparative statements of cash flow:

($ in millions)	2008	2007	2006

Net cash and cash equivalents provided by (used in):
Net income/(loss)	$57.6	$(1.3)	$(21.7)
Less: loss from discontinued operations	—	(0.3)	(23.7)

Income/(loss) from continuing operations	57.6	(1.0)	2.0
Non-cash charges	12.8	15.5	13.9
Benefit from income taxes	(34.0)	—	—
Net changes in working capital	(10.4)	(5.4)	(2.9)

Operating activities of continuing operations	26.0	9.1	13.0
Operating activities of discontinued operations	—	(3.6)	(8.0)

Net operating activities	26.0	5.5	5.0
Investing activities for continuing operations:
Purchases of property and equipment	(3.7)	(2.6)	(2.8)
Capitalized software development costs	(0.5)	(1.5)	(1.8)

Investing activities for continuing operations	(4.2)	(4.1)	(4.6)
Investing activities for discontinued operations	—	4.0	(1.4)

Net investing activities	(4.2)	(0.1)	(6.0)
Financing activities:
Payments on debt and leases	(7.7)	(16.0)	(13.6)
Proceeds from/(finance fees related to) issuance of stock and debentures, net	—	—	(1.5)
Proceeds from borrowings	—	10.0	16.0
Proceeds from exercise of warrants	2.5	2.2	—
Proceeds from employee option exercises	6.4	4.0	0.7

Net financing activities from continuing operations	1.2	0.2	1.6
Effect of exchange rates from discontinued operations	—	—	0.3
Change in cash and cash equivalents from continuing operations	23.0	5.2	10.1
Change in cash and cash equivalents from discontinued operations	—	0.4	(9.1)

Net change in cash and cash equivalents	$23.0	$5.6	$1.0

Days revenue outstanding in accounts receivable including unbilled receivables	95	87	82

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, as well as the net proceeds from capital including:

•	June 2007 bank term loan borrowing of $10 million to refinance March 2006 secured notes, at a lower coupon rate.

•	March 2006 issuance of secured notes and warrants (described below) which generated net cash proceeds of approximately $9.3 million.

•	Capital leases to fund fixed asset purchases.

Sources and uses of cash: The Company’s cash and cash equivalents balance was approximately $39.0 million at December 31, 2008, a $23.0 million increase from $16.0 million at December 31, 2007.

Operations: Cash generated by continuing operations increased to $26.0 million in 2008 from $9.1 million in 2007 due mainly to higher earnings. The cash generated by continuing operations in 2007 decreased $9.1 million from $13.0 million in 2006 in due mainly to fluctuations in working capital. Discontinued operations used $3.6 million and $8.0 million in 2007 and 2006, respectively. The operations and cash flows of the discontinued operations have been eliminated and the Company has had no significant involvement in the operations since the disposal transaction.

Investing activities: Fixed asset additions in 2008, 2007, and 2006 were $3.7, $2.6, and $2.8 million, respectively. Investments made in the development of carrier software for resale which had reached the stage of development calling for capitalization decreased by approximately $1 million in 2008 to about $0.5 million, as more developer labor cost was expensed as research and development. The amounts capitalized in 2007 and 2006 were approximately $2.0 million each year. Discontinued operations generated $4 million from the sale of assets in 2007 and $1 million from collection of a note in 2008. Investments were made during 2006 in discontinued operations primarily for enhancements to the core software for resale by the mobile asset management unit.

Financing activities: We have a $22 million revolving credit line with our principal bank through June 2010 with borrowing was available at the bank’s prime rate, which was 3.25% per annum at December 31, 2008. Borrowings at any time are limited based mainly on accounts receivable levels as defined in the line of credit agreement. Availability under the line of credit available is also reduced by the amount of letters of credit outstanding, which was $2.3 million at December 31, 2008. As of December 31, 2008, we had no borrowings outstanding under our bank line of credit and had approximately $19.3 million of unused borrowing availability under the line.

On December 28, 2006, we issued a $5 million note for a term of three years, secured by accounts receivable of one customer to Tatonka Capital. Effective March 28, 2008, we paid the term loan in full, and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to $1.7 million at December 31, 2008 less $0.2 million per month through December 28, 2009. The borrowing rate is London InterBank Offered Rate (LIBOR) plus 500 basis points. As of December 31, 2008, we had no borrowings outstanding and $1.7 million in unused borrowing availability under the line.

In June 2007, we refinanced $10 million of our March 2006 secured notes with a with a five year note payable to our principal bank. The borrowing rate under the new note was the bank’s prime rate plus 0.25% per annum, (3.5% at December 31, 2008) and the note is repayable in equal monthly installments of $0.2 million plus interest.

In March 2006, we issued (i) $10 million of secured notes due March 10, 2009, with cash interest at 14% per annum, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. Also, some warrants that we had previously issued in 2004 contained provisions which required an adjustment in both the warrant price and the number of warrants outstanding as a consequence of the issuance of 2006 Warrants. The resulting carrying value of the debt at issuance was $6.5 million, net of the original discount of $3.5 million which was amortized to interest expense over its three-year term using the effective interest method, yielding an effective interest rate of 15.2%. The remaining unamortized debt discount and deferred debt issuance expenses of $2.4 million were written off in the second quarter of 2007 as a result of early retirement of the March 2006 note. In December 2008, the holders of these warrants exercised their warrants and 1.1 million shares were issued for proceeds of $2.5 million. The remaining 0.7 million warrants remain outstanding and expire March 2011.

Our line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio; as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth. The bank credit agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of the Company to occur, or (ii) no material impairment of the prospect of repayment of any portion of the borrowings under the agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the agreement. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable. As of December 31, 2008, we were in compliance with the covenants related to our line of credit and term loan agreement and we believe that the Company will continue to comply with these covenants.

We believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have borrowing capacity available to us in the form of capital leases as well as a line of credit arrangement with our principal bank which expires in June 2010. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

We had standby letters of credit totaling approximately $2.3 million at year-end 2008 and $2.9 million at year-end 2007 in support of processing credit card payments from our customers, as collateral with a vendor, and security for office space.

Contractual Commitments

As of December 31, 2008, our most significant commitments (including interest) consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of December 31, 2008 our commitments consisted of the following:

($ in millions)	2009	2010-2011	2012-2013	Beyond	Total

Notes payable	$2.5	$4.6	$1.2	$—	$8.3
Capital lease obligations	2.1	2.4	0.6	—	5.1
Operating leases, primarily for office space	3.4	4.3	1.3	0.6	9.6

Total contractual commitments	$8.0	$11.3	$3.1	$0.6	$23.0

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

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. As discussed above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we have a $22 million line of credit. A hypothetical 100 basis point adverse movement (increase) in the prime rate would have increased our interest expense for the year ended December 31, 2008 by approximately $0.1 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

At December 31, 2008, we had cash and cash equivalents of $39.0 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have increased our net loss for 2008 by approximately $0.1 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows. Substantially all of the Company’s cash equivalents at December 31, 2008 are money market fund investments which are backstopped as to principal under a federal guarantee program in effect through April 2009.

Foreign Currency Risk

For the year ended December 31, 2008, we generated $8.6 million of revenue outside the U.S. A majority of our transactions generated outside the U.S. are denominated in U.S. dollars and a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of December 31, 2008, we did not have any billed or unbilled accounts receivable that would expose us to foreign currency exchange risk. During 2008, our average receivables and deferred revenue subject to foreign currency exchange risk were $0.1 million and $0.7 million, respectively. We recorded transaction income of approximately $0.1 million on foreign currency denominated receivables and deferred revenue for the year ended December 31, 2008.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008, that are materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TeleCommunication Systems, Inc.

We have audited TeleCommunication Systems, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TeleCommunication Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, TeleCommunication Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TeleCommunication Systems, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of TeleCommunication Systems, Inc. and subsidiaries and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
March 2, 2009

Part III

Item 10.	Directors , Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the information captioned “Board of Directors” and “Security Ownership of Certain Beneficial Owners and Management” to be included in the Company’s definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders, to be held on June 11, 2009 (the “Proxy Statement”). The Company’s Code of Ethics and Whistleblower Procedures may be found at http://www1.telecomsys.com/investor — info/corp — governance.cfm.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TeleCommunication Systems, Inc.

We have audited the accompanying consolidated balance sheets of TeleCommunication Systems, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleCommunication Systems, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TeleCommunication Systems, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
March 2, 2009

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	December 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$38,977	$15,955
Accounts receivable, net of allowance of $285 in 2008 and $266 in 2007	61,827	20,424
Unbilled receivables	21,797	15,229
Inventory	2,715	5,373
Deferred income taxes	9,736	—
Other current assets	3,869	5,561

Total current assets	138,921	62,542
Property and equipment, net of accumulated depreciation and amortization of $41,268 in 2008 and $35,969 in 2007	12,391	11,209
Software development costs, net of accumulated amortization of $6,873 in 2008 and $4,783 in 2007	2,773	4,406
Acquired intangible assets, net of accumulated amortization of $656 in 2008 and $509 in 2007	562	709
Goodwill	1,813	1,813
Deferred income taxes	24,309	—
Other assets	1,190	1,445

Total assets	$181,959	$82,124

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$34,345	$12,459
Accrued payroll and related liabilities	17,243	4,915
Deferred revenue	4,349	4,685
Current portion of capital lease obligations and notes payable	3,837	5,444

Total current liabilities	59,774	27,503
Capital lease obligations and notes payable, less current portion	7,913	10,657
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 38,527,234 in 2008 and 34,970,394 in 2007	385	349
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 6,876,334 in 2008 and 7,301,334 in 2007	69	74
Additional paid-in capital	240,559	227,987
Accumulated other comprehensive income/(loss)	12	(125)
Accumulated deficit	(126,753)	(184,321)

Total stockholders’ equity	114,272	43,964

Total liabilities and stockholders’ equity	$181,959	$82,124

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Revenue
Services	$101,359	$88,062	$88,380
Systems	118,783	56,106	36,556

Total revenue	220,142	144,168	124,936

Direct costs of revenue
Direct cost of services	61,594	52,161	52,540
Direct cost of systems, including amortization of software development costs of $2,090, $1,522 and $1,273, respectively	77,291	37,906	17,883

Total direct cost of revenue	138,885	90,067	70,423

Services gross profit	39,765	35,901	35,840
Systems gross profit	41,492	18,200	18,673

Total gross profit	81,257	54,101	54,513

Operating costs and expenses
Research and development expense	16,161	13,072	12,586
Sales and marketing expense	13,715	11,917	11,713
General and administrative expense	28,238	19,334	16,959
Depreciation and amortization of property and equipment	5,865	6,200	7,956
Amortization of acquired intangible assets	147	148	147

Total operating costs and expenses	64,126	50,671	49,360
Gain on sale of patent	8,060	—	—

Operating income/(loss)	25,191	3,430	5,153
Interest expense	(922)	(1,776)	(1,751)
Amortization of debt discount and debt issuance expenses, including write-off of $2,458 in 2007	(180)	(3,176)	(1,447)
Other income, net	222	508	22

Income/(loss) from continuing operations before income taxes	24,311	(1,014)	1,976
Benefit from income taxes	33,257	—	—

Income/(loss) from continuing operations	57,568	(1,014)	1,976
Loss from discontinued operations	—	(275)	(23,671)

Net income/(loss)	$57,568	$(1,289)	$(21,695)

Income/(loss) per share — basic:
Income/(loss) per share from continuing operations	$1.34	$(0.02)	$0.05
Loss per share from discontinued operations	—	(0.01)	(0.60)

Net income/(loss) per share — basic	$1.34	$(0.03)	$(0.55)

Income/(loss) per share — diluted:
Income/(loss) per share from continuing operations	$1.23	$(0.02)	$0.05
Loss per share from discontinued operations	—	(0.01)	(0.59)

Net income/(loss) per share-diluted	$1.23	$(0.03)	$(0.54)

Weighted average shares outstanding-basic	43,063	41,453	39,430
Weighted average shares outstanding-diluted	46,644	41,453	40,166

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

					Accumulated
	Class A	Class B		Additional	Other
	Common	Common	Deferred	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Compensation	Capital	Income (Loss)	Deficit	Total

Balance at January 1, 2006	$314	$80	$(231)	$210,275	$(40)	$(161,336)	$49,062

Elimination of deferred compensation upon adoption of SFAS No. 123(R)	—	—	231	(231)	—	—	—
Options exercised for the purchase of 209,632 shares of Class A Common Stock	2	—	—	343	—	—	345
Issuance of 212,194 shares of Class A Common Stock under Employee Stock Purchase Plan	2	—	—	388	—	—	390
Issuance of warrants to purchase 1,750,000 shares of Class A Common Stock	—	—	—	3,455	—	—	3,455
Surrender of 67,827 restricted shares of Class A Common Stock as payment for payroll tax withholdings	(1)	—	—	(187)	—	—	(188)
Conversion of 510,291 shares of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options for continuing operations	—	—	—	2,872	—	—	2,872
Stock compensation expense for issuance of Class A Common Stock options for discontinued operations	—	—	—	504	—	—	504
Vesting of employee stock options	—	—	—	244	—	—	244
Valuation adjustment to stock options issued to non-employees for service	—	—	—	76	—	—	76
Foreign currency translation adjustment	—	—	—	—	40	—	40
Net loss for 2006	—	—	—	—	—	(21,695)	(21,695)

Balance at December 31, 2006	$322	$76	$—	$217,739	$—	$(183,032)	$35,105
Options exercised for the purchase of 1,347,301 shares of Class A Common Stock	14	—	—	3,461	—	—	3,475
Issuance of 173,833 shares of Class A Common Stock under Employee Stock Purchase Plan	2	—	—	541	—	—	543
Exercise of warrants to purchase 886,787 shares of Class A Common Stock	9	—	—	2,208	—	—	2,217
Surrender of 19,358 restricted shares of Class A Common Stock as payment for payroll tax withholdings	—	—	—	(57)	—	—	(57)
Conversion of 224,338 shares of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options for continuing operations	—	—	—	3,963	—	—	3,963
Stock compensation expense for issuance of Class A Common Stock options for discontinued operations	—	—	—	132	—	—	132
Unrealized loss on securities and other	—	—	—	—	(125)	—	(125)
Net loss for 2007	—	—	—	—	—	(1,289)	(1,289)

Balance at December 31, 2007	$349	$74	$—	$227,987	$(125)	$(184,321)	$43,964

TeleCommunication Systems, Inc.

Consolidated Statements of Stockholders’ Equity — (Continued)
(amounts in thousands, except share data)

					Accumulated
	Class A	Class B		Additional	Other
	Common	Common	Deferred	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Compensation	Capital	Income (Loss)	Deficit	Total

Options exercised for the purchase of 1,927,284 shares of Class A Common Stock	19	—	—	5,853	—	—	5,872
Issuance of 134,000 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	—	451	—	—	452
Exercise of warrants to purchase 1,050,000 shares of Class A Common Stock	11	—	—	2,510	—	—	2,521
Conversion of 425,000 shares of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options	—	—	—	3,758	—	—	3,758
Unrealized loss on securities and other	—	—	—	—	137	—	137
Net income for 2008	—	—	—	—	—	57,568	57,568

Balance at December 31, 2008	$385	$69	$—	$240,559	$12	$(126,753)	$114,272

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2008	2007	2006

Operating activities:
Net income/(loss)	$57,568	$(1,289)	$(21,695)
Less: Loss from discontinued operations	—	(275)	(23,671)

Income/(loss) from continuing operations	57,568	(1,014)	1,976
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,865	6,200	7,956
Amortization of acquired intangible assets	147	148	147
Deferred tax benefit	(34,045)	—	—
Non-cash stock compensation expense — employee	3,758	3,963	3,116
Non-cash stock compensation expense — non-employee	—	370	—
Amortization of software development costs	2,090	1,522	1,273
Amortization of debt discount	—	480	960
Amortization of deferred financing fees	181	313	487
Impairment of marketable securities	802	—	—
Write-off of unamortized debt discount and debt issuance fees	—	2,458	—
Other non-cash (income)/expenses	(40)	19	(17)
Changes in operating assets and liabilities:
Accounts receivable, net	(41,403)	1,120	(658)
Unbilled receivables	(6,568)	(7,593)	(1,275)
Inventory	2,658	(80)	(2,094)
Other current assets	958	(1,870)	152
Other noncurrent assets	187	541	111
Accounts payable and accrued expenses	21,886	2,038	246
Accrued payroll and related liabilities	12,328	(748)	1,302
Deferred revenue	(336)	1,200	(638)

Net cash provided by operating activities of continuing operations	26,036	9,067	13,044
Net used in operating activities of discontinued operations	—	(3,598)	(8,037)

Total net cash provided by operating activities	26,036	5,469	5,007

Investing activities:
Purchases of property and equipment	(3,703)	(2,577)	(2,760)
Capitalized software development costs	(461)	(1,525)	(1,849)

Net cash used in investing activities of continuing operations	(4,164)	(4,102)	(4,609)
Net cash provided by/(used) in investing activities of discontinued operations	—	4,000	(1,442)

Net cash used in investing activities	(4,164)	(102)	(6,051)

Financing activities:
Proceeds from issuance of long-term debt	—	10,000	16,000
Payments on long-term debt and capital lease obligations	(7,695)	(15,996)	(5,589)
Proceeds from/(payments on) draws on revolving line of credit, net	—	—	(8,004)
Financing fees related to issuance of Class A Common Stock and Convertible subordinated debentures	—	—	(1,470)
Proceeds from exercise of warrants	2,521	2,208	—
Proceeds from exercise of employee stock options and sale of stock	6,324	4,018	731

Net cash provided by financing activities of continuing operations	1,150	230	1,668
Net cash provided by financing activities of discontinued operations	—	—	58

Net cash provided by financing activities	1,150	230	1,726

Effect of exchange rates on cash and cash equivalents of discontinued operations	—	—	357
Net increase in cash from continuing operations	23,022	5,195	10,103
Net increase/(decrease) in cash from discontinued operations	—	402	(9,064)

Net increase in cash	23,022	5,597	1,038

Cash and cash equivalents at the beginning of the year	15,955	10,358	9,320

Cash and cash equivalents at the end of the year	$38,977	$15,955	$10,358

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

Description of Business

TeleCommunication Systems, Inc. develops and applies highly reliable wireless data communications technology. We manage our business in two segments, Commercial and Government:

Commercial Segment.  Our carrier software system products enable wireless carriers to deliver premium services including short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. We provide enhanced 9-1-1 (E9-1-1) services, commercial location-based services, and inter-carrier text message distribution services on a hosted, or service bureau basis. As of December 31, 2008, we provide hosted services under contracts with more than 40 wireless carrier networks and Voice-over-Internet-Protocol (VoIP) service providers. We also earn subscriber revenue through wireless applications including our Rand McNally® Traffic application which is available via all major US wireless carriers. We earn carrier software-based systems revenue through the sale of licenses, deployment and customization fees and maintenance fees. Pricing is generally based on the volume of capacity purchased from us by the carrier. We also provide carrier technology on a hosted, i.e., service bureau basis; that is, customers use our software functionality through connections to and from our network operations centers, paying us monthly based on the number of subscribers, cell sites, or call center circuits, or message volume.

Government Segment.  We provide communication systems integration, information technology services, and software solutions to the U.S. Department of Defense and other government customers. We design, assemble, sell and maintain satellite-based network communication systems, including our SwiftLink® deployable communication systems which incorporate high speed, encrypted, Internet Protocol technology. We also own and operate secure satellite teleport facilities, and resell access to satellite airtime (known as space segment).

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

Investments in Marketable Securities and Note Receivable. The Company received a $1,000 note and some marketable securities as partial consideration from three small divestitures during 2007. The marketable securities, now valued at $78, are included in other current assets and are classified as available-for-sale in accordance with the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value based on quoted market price. For the year ended December 31, 2007, the Company reported $152 net unrealized losses in stockholders’ equity as a component of accumulated other comprehensive income. During 2008, the Company has determined that the losses in fair market value of marketable securities held were other-than-temporary and wrote down the value of these securities by approximately $802, which the write-down is included in Other income, net. Gains or losses on securities sold will be based on the specific identification method. The note receivable was reported in other current assets for 2007 and was collected in full in November of 2008, including interest at 8.25%.

Property and Equipment. Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of equipment, generally five years for furniture and fixtures and three to four years for computer equipment, software and vehicles. Our depreciable asset base includes equipment in our network operations centers related to our hosted service offerings, development costs for computer software for internal use, and company-wide computer hardware. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease. Assets held under capital leases are stated at the lesser of the present value of future minimum lease payments or the fair value of the property at the inception of the lease. The assets recorded under capital leases are amortized over the lesser of the lease term or the estimated useful life of the assets in a manner consistent with our depreciation policy for owned assets.

Goodwill. Goodwill represents the excess of cost over the fair value of assets of acquired businesses. Goodwill acquired in a purchase business combination is not amortized, but instead is evaluated annually for impairment using a discounted cash flow model in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Software Development Costs. We capitalize software development costs after we establish technological feasibility, and amortize those costs over the estimated useful lives of the software beginning on the date when the software is available for general release. Acquired technology, representing the estimated value of the proprietary technology acquired, has also been recorded as capitalized software development costs.

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

For 2008, 2007, and 2006 we capitalized $461, $1,525, and 1,849, respectively, of software development costs of continuing operations for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized and are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software.

We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project and the project completes the preliminary project stage. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use.

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

Other Comprehensive Income/Loss. Comprehensive income/loss includes changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income/loss refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from net income. For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments for our European subsidiary are included as a component of accumulated other comprehensive loss in stockholders’ equity. Also included are any unrealized gains or losses on marketable securities that are classified as available-for-sale. Total comprehensive income/(loss) for each of the three years ended December 31, 2008, 2007, and 2006, was not materially different than consolidated net income/(loss).

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

Systems Revenue. We design, develop, and deploy communications systems. These systems may include packaged software licenses. Systems typically contain multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. The software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. All fees are recognized as revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2) when four criteria are met. These four criteria are (i) evidence of an arrangement (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) the fee is probable of collection. Software license fees billed and not recognized as revenue are included in deferred revenue. Systems containing software licenses include a 90-day warranty for defects. We have not incurred significant warranty costs on any software product to date, and no costs are currently accrued upon recording the related revenue.

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

Our accounting for revenues from systems and services contracts not accounted for under SOP 97-2 or the proportional performance of percentage of completion methods, follows the guidance of Emerging Issues Task Force 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) for determining of the number of units of accounting and the allocation of the total fair value among the multiple elements.

Deferral of Costs Incurred. We defer direct costs incurred in certain situations as dictated by authoritative accounting literature. In addition, if the revenue for a delivered item is not recognized because it is not separable from the arrangement, then we defer incremental costs related to that delivered but unrecognized element. Deferred costs are included in other current assets on the balance sheet.

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense totaled $1, $34, and $29, for the years ended December 31, 2008, 2007, and 2006, respectively.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Capitalized Interest. Total interest incurred was $1,120, $5,026, and $3,253 for the years ended December 31, 2008, 2007, and 2006, respectively. Approximately $18, $74, and $55 of total interest incurred was capitalized as a component of software development costs during the year ended December 31, 2008, 2007, and 2006 respectively.

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

Income Taxes. Income tax amounts and balances are accounted for using the asset and liability method of accounting for income taxes as prescribed by SFAS 109. Under this method, deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting interim periods, disclosure and transition. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. Upon the adoption of FIN 48 on January 1, 2007, the estimated value of the Company’s uncertain tax positions was a liability of $2.7 million resulting from unrecognized net tax benefits which did not include interest and penalties. The Company recorded the estimated value of its uncertain tax position by reducing the value of certain tax attributes. The Company would classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for year ended December 31, 2008 and 2007 or the consolidated balance sheet at December 31, 2008 and 2007. The Company files income tax returns in U.S. and state jurisdictions. As of December 31, 2008, open tax years in the federal and some state jurisdictions date back to 1999, due to the taxing authorities’ ability to adjust operating loss carry forwards.

Fair Value of Financial Instruments. The Company’s major categories of financial assets and liabilities subject to fair value measurements include cash and cash equivalents and marketable securities that are held as available for sale. Both categories use observable inputs only and are measured using a market approach based on quoted prices, see Note 14.

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The adoption of SFAS 157 for financial assets and

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

liabilities in the first quarter of 2008 did not have an effect on the Company’s results of operations and financial position. The Company is evaluating the impact of the non-financial asset and liability provisions of this standard and does not expect the adoption of those provisions to have a material impact on its financial statements. In October 2008, the FASB issued SFAS 157-3, “Determining The Fair Market Value of a Financial Asset When the Market for That Asset is not Active” (“SFAS 157-3), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate in determining fair market value in that market. The Company is evaluating the impact of SFAS 157-3 provisions of this standard and does not expect the adoption of those provisions to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Liabilities.” SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value measurement of SFAS 159.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for us for acquisitions made after December 31, 2008. The Company is evaluating the impact of this standard. The adoption of SFAS 141(R) may have a material impact on the Company’s financial statements for acquisitions post-adoption.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is evaluating the impact of this standard and does not expect the adoption of SFAS 162 to have a material impact on the Company’s financial statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

2.	Enterprise Assets-Discontinued Operations

In 2007, the Company sold its Enterprise division operations, which had previously been included in its Commercial Segment. The operations and cash flows of the business have been eliminated from those of continuing operations and the Company has no significant involvement in the operations since the disposal transactions. Accordingly, the assets, liabilities, and results of operations for the Enterprise assets have been classified as discontinued operations for all periods presented in the Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144). Impairment charges of $15,500 to adjust the estimated carrying value of Enterprise long-lived assets and goodwill were recorded during 2006 based on information obtained during the process of offering the operating assets for sale and the declines in the Subscriber businesses being sold.

Effective January 1, 2007, the Company sold two of its three Enterprise units to strategic buyers for common stock in the acquiring publicly traded companies valued at approximately $1,000 and earn-out arrangements. During the year ended December 31, 2008, we wrote down the public securities to $78. The Company does not expect to receive material payments from the earn-out arrangement. During May 2007, the last Enterprise unit was sold for $4,000 in cash (of which $200 was released from escrow in June 2008), a $1,000 18-month note which was paid in full in November 2008, and $250 in equity interest.

3.	Income/(loss) Per Common Share

Basic income/(loss) per common share is based upon the average number of shares of common stock outstanding during the period. Stock options to purchase approximately 2.6 million, 2.5 million and 6.5 million shares were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive for the years ended 2008, 2007, and 2006, respectively. Because we incurred a loss from continuing operations in 2007 potentially dilutive securities were excluded from the computation because the result would be anti-dilutive. These potentially dilutive securities consist of stock options, restricted stock, and warrants as discussed in Notes 1 and 17.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The following table summarizes the computations of basic and diluted earnings per share for the years ended December 31:

	2008	2007	2006

Income/(loss) from continuing operations	$57,568	$(1,014)	$1,976
Loss from discontinued operations	—	(275)	(23,671)

Net loss	$57,568	$(1,289)	$(21,695)

Denominator for basic earnings per share — weighted-average common shares outstanding	43,063	41,453	39,430
Net effect of dilutive stock options based on treasury stock method	3,195	—	632
Net effect of dilutive warrants based on treasury stock method	386	—	104

Denominator for diluted earnings per share — weighted-average common shares outstanding and assumed conversions	46,664	41,543	40,166

Income/(loss) per share — basic:
Income/(loss) per share from continuing operations	$1.34	$(0.02)	$0.05
Loss per share from discontinued operations	—	(0.01)	(0.60)

Net income/(loss) per share — basic	$1.34	$(0.03)	$(0.55)

Income/(loss) per share — diluted:
Income/(loss) per share from continuing operations	$1.23	$(0.02)	$0.05
Loss per share from discontinued operations	—	(0.01)	(0.59)

Net income/(loss) per share-diluted	$1.23	$(0.03)	$(0.54)

4.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $3,343, $1,979, and $1,725 during the years ended December 31, 2008, 2007, and 2006, respectively.

As partial consideration for our 2007 divestitures, we received publicly trade common stock in two of the acquiring companies valued at approximately $1,000 at the time of January 2007 closing on the transactions. During 2008, the Company returned a portion of the common stock of one of the acquiring companies in settlement of a divestiture post closing adjustment claim. We recorded a $140 expense as part of this settlement.

Interest paid totaled $922, $1,002, and $607 during the years ended December 31, 2008, 2007, and 2006, respectively.

Alternative minimum income taxes and estimated state income taxes paid totaled $559 during 2008. No income taxes were paid for 2007 and 2006.

5.	Unbilled Receivables

Unbilled receivables consist of the excess of revenue earned in accordance with generally accepted accounting principles over the amounts billable at contract milestones. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

6.	Inventory

Inventory consisted of the following at December 31:

	2008	2007

Component parts	$1,763	$2,670
Finished goods	952	2,703

Total inventory at year end	$2,715	$5,373

7.	Property and Equipment

Property and equipment consisted of the following at December 31:

	2008	2007

Computer equipment	$28,456	$24,393
Computer software	18,408	16,360
Furniture and fixtures	2,520	2,558
Leasehold improvements	3,168	2,760
Land	1,000	1,000
Vehicles	107	107

Total property and equipment at cost at year end	53,659	47,178
Less: accumulated depreciation and amortization	(41,268)	(35,969)

Net property and equipment at year end	$12,391	$11,209

8.	Acquired Intangible Assets and Capitalized Software Development Costs

Our acquired intangible assets and capitalized software development costs consisted of the following:

	December 31,			December 31,
	2008			2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Lists	$606	$521	$85	$606	$405	$201
Trademarks & Patents	612	135	477	612	104	508
Software development costs, including acquired technology	9,646	6,873	2,773	9,189	4,783	4,406

Total	$10,864	$7,529	$3,335	$10,407	$5,292	$5,115

Estimated future amortization expense:
Year ending December 31, 2009	$1,845
Year ending December 31, 2010	$786
Year ending December 31, 2011	$227
Year ending December 31, 2012	$80
Year ending December 31, 2013	$80
Thereafter	$317

$3,335

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

We routinely update our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.

9.	Accounts Payable and Accrued Expenses

Our accounts payable and accrued expenses consisted of the following at December 31:

	2008	2007

Accounts payable	$21,223	$5,848
Accrued expenses	13,122	6,611

Total accounts payable and accrued expenses at year end	$34,345	$12,459

Accrued expenses consist primarily of costs incurred for which we have not yet been invoiced, accrued sales taxes, and amounts due to our E9-1-1 customers that we have billed and collected from regulating agencies on their behalf under cost recovery arrangements.

10.	Line of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. In June 2007, we amended the agreement to extend our line of credit and decrease the cost of borrowing. Under the amended agreement, the availability of the line was extended to June 2010, and the borrowing rate decreased from prime plus 1.25% to the bank’s prime rate which was 3.25% per annum at December 31, 2008. Our maximum borrowing availability remained the same at $22,000. Borrowings at any time are limited to an amount based principally on accounts receivable levels and a working capital ratio, each as defined in the amended line of credit agreement. The line of credit available is also reduced by the amounts of letters of credit outstanding which totaled $2,280 at December 31, 2008. As of December 31, 2008 and 2007 we had no borrowings outstanding under the line of credit and we had approximately $19,300 and $11,000, respectively, of unused borrowing availability under this line.

Our amended line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and maintenance of a minimum tangible net worth. The agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of the Company occur, or (ii) no material impairment of the prospect of repayment of any portion of the borrowings under the agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement. As of December 31, 2008, we were in compliance with the covenants related to our line of credit and we believe that the Company will continue to comply with its restrictive covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable.

In December 2006, we borrowed $5,000 under 3-year notes secured by accounts receivable of one customer. Effective March 28, 2008, we prepaid this debt in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to $1,700 at December 31, 2008 less $150 per until the maturity date of December 28, 2009. The borrowing rate is the London InterBank Offered Rate (LIBOR) plus 500 basis points. As of December 31, 2008, the Company has not borrowed against this line.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

11.	Long-Term Debt

Long-term debt consisted of the following at December 31:

	2008	2007

Note payable dated June 2007 due July 1, 2012 and bearing interest at prime rate plus 0.25% per annum, See further description	$7,167	$9,167
Note payable dated December 28, 2006, paid in full March 28, 2008 and modified to a line of credit (see Note 10 for further description)	—	3,501
Other, paid in full January 2008	—	1

Total long term debt	7,167	12,669
Less: current portion	(2,000)	(3,661)

Non current portion of long term debt	$5,167	$9,008

Aggregate maturities of long-term debt at December 31, 2008 are as follows:

2009	$2,000
2010	2,000
2011	2,000
2012	1,167

Total	$7,167

On June 25, 2007, we refinanced $10,000 of March 2006 secured notes with a five year bank term loan. The borrowing rate under the new term loan was the prime rate plus 0.25% per annum (3.5% at December 31, 2008) and payments are due in equal monthly installments of $167 plus interest. In March 2006, we issued (i) $10,000 of secured notes due March 10, 2009, with cash interest at 14% per annum, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. In December 2008, the holders of 1.1 million of the warrants exercised those warrants and 1.1 million shares were issued. The remaining 0.7 million warrants remain outstanding and expire March 2011. The resulting carrying value of the debt at issuance was $6,500, net of the original discount of $3,500 which was being amortized to interest expense over its three-year term using the effective interest method, yielding an effective interest rate of 15.2%. The remaining unamortized debt discount and issuance expenses of $2,458 million were written off in the second quarter of 2007 as a result of early retirement of the March 2006 note.

12.	Capital Leases

We lease certain equipment under capital leases. Property and equipment included the following amounts for capital leases at December 31:

	2008	2007

Computer equipment	$5,340	$5,685
Computer software	1,654	1,474
Furniture and fixtures	18	237
Leasehold improvements	25	6

Total equipment under capital lease at cost	7,037	7,402
Less: accumulated amortization	(2,090)	(3,824)

Net property and equipment under capital leases	$4,947	$3,578

Capital leases are collateralized by the leased assets. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout or the current fair market value

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

capped at 18.5% of the original purchase price. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at December 31, 2008:

2009	$2,101
2010	1,363
2011	1,069
2012	567

Total minimum lease payments	5,100
Less: amounts representing interest	(517)

Present value of net minimum lease payments (including current portion of $1,837)	$4,583

13.	Common Stock

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

Level 3: Observable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follow:

	Fair Value as of	Fair Value Measurements at 12/31/2008
	12/31/2008	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$38,977	$38,977	$—	$—
Marketable securities available for sale	78	78	—	—

	$39,055	$39,055	$—	$—

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The fair values of marketable securities are based on quoted market prices from various stock exchanges.

15.	Income Taxes

The Company accounts for income taxes under SFAS 109 using the asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Net deferred tax assets are recorded when it is more likely than not that the tax benefits will be realized.

The provision for income taxes consisted of the following at December 31:

2008

Current:
Federal	$636
State	152

Total current	788
Deferred:
Federal	(29,938)
State	(4,107)

Total deferred	(34,045)

Total benefit for income taxes from continuing operations	$(33,257)

In previous years, the Company recorded a full valuation allowance against its deferred tax assets due to uncertainty surrounding the realization of the benefits of such assets; therefore, there was no tax provision in 2007 or 2006. For 2008, based on historical taxable income from continuing operations and projections for future taxable income, the Company determined that it is more likely than not that its deferred tax assets are expected to be realized, and reversed the valuation allowance. The reversal of the valuation allowance and other adjustments to the deferred tax assets resulted in the recognition of income tax benefits of $33,257 in 2008. The $33,257 benefit is comprised of a federal benefit of $29,302 and a state net benefit of $3,955.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Significant components of our deferred tax assets and liabilities at December 31 were:

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$26,746	$38,198
Research and development tax credit	294	15
Stock compensation expense	1,513	1,635
Depreciation and amortization	4,079	4,578
Reserves and accrued expenses	1,432	958
Alternative minimum tax credit	636	—
Deferred revenue	108	813
Other	373	62

Total deferred tax assets	35,181	46,259

Deferred tax liabilities:
Capitalized software development costs	(1,132)	(1,202)
Other	(4)	(4)

Total deferred tax liabilities	(1,136)	(1,206)

Net deferred tax asset	34,045	45,053
Valuation allowance for net deferred tax asset	—	(45,053)

Net deferred tax asset recognized in the consolidated balance sheets	$34,045	$—

At December 31, 2008, we had U.S. federal net operating loss carryforwards for income tax purposes of approximately $81,643, which includes approximately $24,177 of remaining acquired net operating losses from the acquisition of Xypoint in 2001, and $9,361 from the excess tax benefits related to stock-based compensation deductions which will increase additional paid in capital once the benefit is realized, through a reduction of income taxes payable. The net operating loss carryforwards acquired in connection with the purchase of Xypoint in 2001 will begin to expire in 2018. The remaining net operating loss carryforwards will expire from 2019 through 2027.

The timing and manner in which we may utilize the net operating loss carryforwards and tax credits in future tax years will be limited by the amounts and timing of future taxable income and by the application of the ownership change rules under Section 382 of the Internal Revenue Code. Utilization of the Xypoint net operating losses are limited as a result of ownership changes occurring in 1997 and 2001. Additionally, the Company determined that they had an ownership change in December 2001, which imposes an annual limitation of the net operating losses created in 1999 to 2001. As of December 31, 2007, the Company reduced its deferred tax assets related to the portion of the research and development tax credits acquired from Xypoint that are limited under Section 382, which cannot be used before they expire.

The remaining U.S. federal net operating loss carryforwards may become subject to limitations under the Internal Revenue Code as well. We have state net operating loss carryforwards available which expire through 2027, utilization of which will be limited in a manner similar to the federal net operating loss carryforwards. At December 31, 2008, the Company had federal alternative minimum tax credit carry forwards of approximately $636, which are available to offset future regular federal taxes. Research and development credits of approximately $294 will begin to expire in 2011.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. federal statutory rate of 34% to loss from continuing operations for the year ended December 31 is as follows:

	2008	2007	2006

Income tax (benefit) at statutory rate	$8,266	$(364)	$653
Change in valuation allowances	(45,053)	(887)	(2,241)
Write-down of tax attributes	874	1,894	—
Non deductible items	1,612	255	55
Non deductible stock compensation expense	473	(705)	689
Research and development tax credit	(230)	(130)	(43)
Change in state apportionment tax rates on deferred assets/liabilities	(53)	(41)	807
State tax (benefit)	1,066	(8)	52
Other	(212)	(14)	28

Total	$(33,257)	$—	$—

Upon the adoption of FIN 48, the estimated value of the Company’s uncertain tax positions was a liability of $2,736 resulting from unrecognized net tax benefits which did not include interest and penalties. It is reasonably possible theses unrecognized deferred tax benefits will be recognized in the next twelve months through the tax provision. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company recorded the estimated value of its uncertain tax positions by reducing the value of certain tax attributes.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (excluding interest, penalties and related tax carry forwards):

Total

Balance at December 31, 2006
Gross increases related to prior year tax positions	$—
Gross decreases related to prior year tax positions	—
Gross increases related to current year tax positions	2,736
Settlements/lapse in statute of limitation	—

Balance at December 31, 2007	$2,736
Gross increases related to prior year tax positions	—
Gross decreases related to prior year tax positions	—
Gross increases related to current year tax positions	—
Settlements/lapse in statute of limitation	—

Balance at December 31, 2008	$2,736

If the Company’s positions are sustained by the taxing authority in favor of the Company, approximately, $2,736 (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate.

Upon the adoption of FIN 48, the Company’s policy is to classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for year ended December 31, 2008 and the consolidated balance sheet at December 31, 2008. The Company files income tax returns in U.S. and state jurisdictions. As of December 31, 2008, open tax years in the federal and some state jurisdictions date back to 1999, due to the taxing authorities’ ability to adjust operating loss carry forwards.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

16.	Employee Benefit Plan

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the provisions of the plan, the Company may contribute a discretionary match. The plan may also contribute a non-elective contribution determined by the Company. For 2008, the Company matched 35% of employee deferrals. The Company contribution was $798, $575, and $218 for the years ended December 31, 2008, 2007, and 2006 respectively.

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

Beginning January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. Consistent with the requirements of SFAS 123(R), we recognized compensation expense net of estimated forfeitures over the requisite service period, which is generally the vesting period of 5 years. The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company estimates forfeitures based on historical experience and the expected term of the options granted are derived from historical data on employee exercises. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not paid and does not anticipate paying dividends in the near future.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

A summary of our stock option activity and related information consisted of the following for the years ended December 31 (all share amounts in thousands):

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	11,144	$3.69	11,622	$3.62	9,793	$3.86
Granted	3,056	3.57	2,537	3.69	2,908	2.42
Exercised	(1,927)	3.04	(1,347)	2.58	(199)	1.75
Forfeited	(597)	3.58	(1,668)	4.07	(880)	3.26

Outstanding, end of year	11,676	$3.77	11,144	$3.69	11,622	$3.62

Exercisable, at end of year	6,308	$4.12	6,515	$4.14	6,823	$4.33

Vested and expected to vest, at end of year	9,992	$3.84	7,510	$3.69	8,179	$3.62

Estimated weighted-average grant- date fair value of options granted during the year	$2.07		$3.69		$2.42

Weighted-average remaining contractual life of options outstanding at end of year	6.5 years		6.6 years		7.0 years

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Fair Value	Options	Fair Value	Options	Fair Value

Non-vested, beginning of year	4,692	$2.29	4,799	$2.05	3,972	$2.33

Forfeited	(525)	$2.16	(1,088)	$2.37	(731)	$2.03

Vested	1,792	$2.21	1,579	$2.13	1,350	$2.41

Exercisable, at year end	6,308	$3.56	6,515	$3.73	6,823	$4.01

Non-vested, at end of year	5,368	$2.21	4,692	$2.29	4,799	$2.05

Exercise prices for options outstanding at December 31, 2008 ranged from $0.29 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
		Exercise Prices	Contractual Life		Exercise Prices
	Options	of Options	of Options	Options	of Options
Exercise Prices	Outstanding	Outstanding	Outstanding (years)	Exercisable	Exercisable

$0.29— $2.61	2,917	$2.40	6.56	1,963	$2.40
$2.61— $5.21	6,515	$3.34	6.99	2,365	$3.30
$5.21— $7.82	2,214	$6.74	5.19	1,950	$6.74
$7.82 — $26.05	30	$11.07	4.01	30	$11.07

Total end of year	11,676			6,308

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

As of December 31, 2008, the aggregate intrinsic value of options exercisable was $56,348. As of December 31, 2008, we estimate that we will recognize $3,385 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3.9 years.

In calculating the fair value of our stock options using Black-Scholes for the years ended December 31, 2008, 2007, and 2006, respectively, our assumptions were as follows:

	For The Years Ended
	December 31,
	2008	2007	2006

Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate(%)	2.65%-3.33%	4.24%-4.90%	4.56%
Volatility(%)	60%-67%	68.1%-83%	78%
Dividend yield(%)	0%	0%	0%

For the years ended December 31, 2008, 2007, and 2006, the Company granted a total of 20,556, 89,600, and 22,025 of restricted shares of Class A Common Stock to directors and certain key executives. The restrictions expired at the end of one year for directors and expire in annual increments over three years for executives conditional on continued employment. The fair value of the restricted stock on the date of issuance is recognized as non-cash stock compensation expense over the period over which the restrictions expire. We recognized $105, $328, and $244 of non-cash stock compensation expense related to these grants for the years ended December 31, 2008, 2007, and 2006, respectively. We expect to record future stock compensation expense of $50 as a result of these restricted stock grants that will be recognized over the remaining vesting periods.

Employee Stock Purchase Plan. We have an employee stock purchase plan (the Plan) that gives all employees an opportunity to purchase shares of our Class A Common Stock. The Plan allows for the purchase of 1,384,932 shares of our Class A Common Stock at a discount of 15% of the fair market value. The discount of 15% is calculated based on the average daily share price on either the first or the last day of each quarterly enrollment period, whichever date is more favorable to the employee. Option periods are three months in duration. As of December 31, 2008, 1,092,821 shares of Class A Common Stock have been issued under the Plan. Compensation expense relating to the Employee Stock Purchase Plan is not material.

As of December 31, 2008, our total shares of Class A Common Stock reserved for future issuance is comprised of:

(in thousands)

Stock incentive plan	4,524
Warrants (see Note 11)	700
Employee stock purchase plan	292

Total shares restricted for future use	5,516

As of December 31, 2008, the composition of non-cash stock compensation expense was as follows:

	2008	2007	2006

Direct costs of revenue	$2,494	$2,080	$1,509
Research and development expense	822	867	558
Sales and marketing expense	272	628	326
General and administrative expense	170	758	723

Total non-cash stock compensation expense	$3,758	$4,333	$3,116

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

18.	Operating Leases

We lease certain office space and equipment under non-cancelable operating leases that expire on various dates through 2015. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2008:

2009	$3,423
2010-2011	4,295
2012-2013	1,260
Beyond	575

$9,553

Our leases include our offices in Annapolis, Maryland under a lease expiring in March 2011, a second facility in Annapolis under a lease expiring in April 2013, a facility in Seattle, Washington under a lease expiring in September 2010, a facility in Oakland, California under a lease expiring August 2012, and we relocated our production facility in Tampa, Florida under a lease expiring in December 2014. The Annapolis facilities are utilized for executive and administrative offices, as well as portions of our Commercial and Government Segments. The Seattle and Oakland facilities are utilized by our Commercial Segment and the Tampa facility is utilized by our Government Segment. Future payments on all of our leases are estimated based on future payments including the minimum future rent escalations, if any, stipulated in the respective agreements.

Rent expense for continuing operations was $4,079, $3,823, and $3,603 for the years ended December 31, 2008, 2007, and 2006, respectively.

19.	Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenues, accounts receivable, and unbilled receivables from continuing operations are summarized in the following tables.

		% of Total Revenues
		For the Year Ended
		December 31,
Customer	Segment	2008	2007	2006

U.S. Government	Government	42%	37%	25%
Customer A	Commercial	22%	20%	20%

	As of December 31, 2008		As of December 31, 2007
	Accounts	Unbilled	Accounts	Unbilled
Customer	Receivable	Receivables	Receivable	Receivables

U.S. Government	54%	73%	40%	66%
Customer A	22%	<10%	<10%	<10%
Customer B	<10%	10%	11%	<10%

As of December 31, 2008, our total exposure to credit risk was $69,532 based on the amount due to us by the above customers. As of December 31, 2007, our exposure to such risks was $23,689. We did not experience significant losses from amounts due to us by any customers for the year ended December 31, 2007.

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

For the years ended December 31, 2008, 2007, and 2006, respectively, our revenues include approximately $8,598, $5,551, and $7,349 of revenues generated from customers outside of the United States.

The following table sets forth results for our reportable segments as of December 31, 2008. All revenues reported below are from external customers. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Year Ended December 31,
	2008			2007			2006
	Comm.	Gvmt	Total	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$64,441	$36,918	$101,359	$58,793	$29,269	$88,062	$59,741	$28,639	$88,380
Systems	37,429	81,354	118,783	16,521	39,585	56,106	17,219	19,337	36,556

Total revenue	101,870	118,272	220,142	75,314	68,854	144,168	76,960	47,976	124,936

Direct costs of revenue
Direct cost of services	32,402	29,192	61,594	29,346	22,815	52,161	31,409	21,131	52,540
Direct cost of systems	8,993	68,298	77,291	5,024	32,882	37,906	5,211	12,672	17,883

Total Direct Costs	41,395	97,490	138,885	34,370	55,697	90,067	36,620	33,803	70,423

Gross profit
Services gross profit	32,039	7,726	39,765	29,447	6,454	35,901	28,332	7,508	35,840
Systems gross profit	28,436	13,056	41,492	11,497	6,703	18,200	12,008	6,665	18,673

Total Gross Profit	$60,475	$20,782	$81,257	$40,944	$13,157	$54,101	$40,340	$14,173	$54,513

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

	2008	2007	2006

Total segment gross profit	$81,257	$54,101	$54,513
Research and development expense	(16,161)	(13,072)	(12,586)
Sales and marketing expense	(13,715)	(11,917)	(11,713)
General and administrative expense	(28,238)	(19,334)	(16,959)
Depreciation and amortization of property and equipment	(5,865)	(6,200)	(7,956)
Amortization of acquired intangible assets	(147)	(148)	(147)
Interest expense	(922)	(1,776)	(1,751)
Amortization of debt discount and debt issuance expenses, including $2,458 write-off in June 2007	(180)	(3,176)	(1,447)
Gain on sale of patent	8,060	—	—
Benefit for income taxes	33,257	—	—
Other income, net	222	508	22

Income/(loss) from continuing operations	57,568	(1,014)	1,976
Loss from discontinued operations	—	(275)	(23,671)

Net income/(loss)	$57,568	$(1,289)	$(21,695)

21.	Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007. The quarterly information has not been audited, but in our opinion, includes all normal recurring adjustments, which are, in the opinion of the Management, necessary for fair statement of the results of the interim periods.

	2008
	Three Months Ended
	(unaudited)
	March 31	June 30	September 30	December 31

Revenue	$40,413	$43,911	$56,531	$79,287

Gross profit	$19,564	$19,212	$17,457	$25,024

Income from continuing operations	$4,618	$11,965	$2,757	$38,228

Loss from discontinued operations	—	—	—	—

Net income	$4,618	$11,965	$2,757	$38,228

Earnings per share — basic from continuing operations	$0.11	$0.28	$0.06	$0.87
Loss per share — basic from discontinued operations	$—	$—	$—	$—

Net income per share — basic	$0.11	$0.28	$0.06	$0.87

Earnings per share — diluted from continuing operations	$0.11	$0.26	$0.06	$0.78
Loss per share — diluted from discontinued operations	$—	$—	$—	$—

Net income per share — diluted	$0.11	$0.26	$0.06	$0.78

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

	2007
	Three Months Ended
	(unaudited)
	March 31	June 30	September 30	December 31

Revenue	$34,119	$35,336	$37,635	$37,078

Gross profit	$14,295	$10,681	$14,138	$14,987

Income/(loss) from continuing operations	$767	$(5,993)	$1,716	$2,498
Income/(loss) from discontinued operations	(124)	(145)	54	(61)

Net income/(loss)	$643	$(6,138)	$1,770	$2,437

Earnings/(loss) per share — basic from continuing operations	$0.02	$(0.15)	$0.04	$0.06
Loss per share — basic from discontinued operations	$(0.00)	$(0.00)	$0.00	$(0.00)

Net income/(loss) per share — basic	$0.02	$(0.15)	$0.04	$0.06

Earnings/(loss) per share — diluted from continuing operations	$0.02	$(0.15)	$0.04	$0.06
Net income/(loss) per share — diluted from discontinued operations	$(0.00)	$(0.00)	$0.00	$(0.00)

Net income/(loss) per share — diluted	$0.02	$(0.15)	$0.04	$0.06

22.	Commitments and Contingencies

The Company has been notified that some customers may seek indemnification under its contractual arrangements with those customers for costs associated with defending lawsuits alleging infringement of certain patents through the use of our products and services in combination with the use of products and services of multiple other vendors. The Company will continue to negotiate with these customers in good faith because the Company believes its technology does not infringe on the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. Although the Company cannot currently predict the outcome of these matters, we do not expect the resolutions will have a material effect on our consolidated results of operations, financial position or cash flows.

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

On July 12, 2006, we filed suit in the United States District Court for the Eastern District of Virginia against Mobile 365 (now Sybase 365, a subsidiary of Sybase Inc.) and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience (“the ’748 patent”), issued to the Company. We resolved the matter with regard to WiderThan Americas, and, during the second quarter of 2007, we received a favorable jury decision that Sybase 365 infringed the claims of our patent. The jury awarded us a one-time monetary payment in excess of $10 million for past damages and a 12% royalty. The jury also found Sybase 365’s infringement willful and upheld the validity of the patent. After the jury verdict, both parties filed post-trial motions. The court denied Sybase 365’s post-trial motion for a new trial or a judgment in its favor, granted our motion for a permanent injunction prohibiting any further infringement by Sybase 365, but stayed the injunction pending the outcome of any appeal that may be filed, reduced the jury verdict damages award by $2.2 million and vacated the jury finding of willful infringement. We expect that Sybase 365 will appeal from the final judgment of the district court to U.S. Court of Appeals for the Federal Circuit. In the first quarter of 2008, Sybase 365 filed a request for reexamination of the ’748 patent claiming that the patent is invalid. In the second quarter of 2008, the United States Patent and Trademark Office granted the request and began the requested reexamination of the ’748 patent. There can be no assurances to what extent the matter will continue to be successful, if at all. Additionally, we could become subject to counterclaims or further challenges to the validity of the ’748 patent. To date, the Company has not received or recorded any amounts related to this jury award.

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

Name	Title	Date

/s/ Maurice B. Tosé Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 3, 2009
/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer) and Director	March 3, 2009
/s/ James M. Bethmann James M. Bethmann	Director	March 3, 2009
/s/ Clyde A. Heintzelman Clyde A. Heintzelman	Director	March 3, 2009
/s/ Jan C. Huly Jan C. Huly	Director	March 3, 2009
/s/ Richard A. Kozak Richard A. Kozak	Director	March 3, 2009
Weldon H. Latham	Director	March 3, 2009
/s/ Byron F. Marchant Byron F. Marchant	Director	March 3, 2009
/s/ Richard A. Young Richard A. Young	Executive Vice President, Chief Operating Officer and Director	March 3, 2009

EXHIBIT INDEX

Exhibit
Numbers		Description

4.1		Amended and Restated Articles of Incorporation. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.2		Second Amended and Restated Bylaws. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.3		Form of Class A Common Stock certificate. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))
4.5		Warrants to Purchase Common Stock issued pursuant to the Securities Purchase Agreement for each of the investors party to the Securities Purchase Agreement dated January 13, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 23, 2004)
4.6		Note Purchase Agreement dated March 13, 2006 by and among the Company and the Purchasers named therein (Incorporated by reference to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
4.7		Warrants to Purchase Common Stock issued pursuant to the Note Purchase Agreement dated March 13, 2006 to each of the Purchasers named therein (Incorporated by reference to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
4.8		Notes issued pursuant to the Note Purchase Agreement dated March 13, 2006 to each of the Purchasers named therein (Incorporated by reference to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
4.9		Registration Rights Agreement dated March 13, 2006 by and among the Company and the Investors named therein (Incorporated by reference to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
4.10		Intellectual Property Security Agreement dated March 13, 2006 by and among the Company, Bonanza Master Fund Ltd., as Agent, and the Secured Parties named therein (Incorporated by reference to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
4.11		Subordination Agreement dated March 13, 2006 by and among the Company, Silicon Valley Bank, and the Purchasers named therein (Incorporated by reference to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
10.1		West Garrett Office Building Full service Lease Agreement dated October 1, 1997 by and between the Company and West Garrett Joint Venture. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))
10	.2†	Form of Indemnification Agreement. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))
10	.3†	Fourth Amended and Restated 1997 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2004 Annual Meeting of stockholders as filed with the SEC on June 17, 2004 (No. 000-30821))
10	.4†	First Amended and Restated Employee Stock Purchase Plan. (Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-136072))
10	.5†	Optionee Agreement dated October 1, 1997 by and between the Company and Richard A. Young. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))
10	.6†	Optionee Agreement dated July 29, 1998 by and between the Company and Richard A. Young. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))
10	.7†	Optionee Agreement dated October 1, 1997 by and between the Company and Thomas M. Brandt, Jr. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))
10	.8†	Optionee Agreement dated July 29, 1998 by and between the Company and Thomas M. Brandt, Jr. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))
10	.9†	Optionee Agreement dated April 1, 1999 by and between the Company and Thomas M. Brandt, Jr. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))
10	.10†	401(k) and Profit Sharing Plan of the Company dated January 1, 1999. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51656))

Exhibit
Numbers		Description

10	.11†	Employment Agreement dated February 1, 2001 by and between the Company and Richard A. Young. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.12†	Employment Agreement dated February 1, 2001 by and between the Company and Thomas M. Brandt. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.13†	Employment Agreement dated February 1, 2001 by and between the Company and Drew A. Morin. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.14†	Employment Agreement dated February 1, 2001 by and between the Company and Timothy J. Lorello. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.15‡	Services Integration Agreement dated January 31, 2002 by and between the Company and Hutchison 3G. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.16		Deed of Lease by and between Annapolis Partner, LLC and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.17†	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.18†	Restricted stock award certificate to Mr. Thomas M. Brandt, Jr. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.19†	Restricted stock award certificate to Mr. Clyde A. Heintzelman. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.20†	Restricted stock award certificate to Mr. Richard A. Kozak. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.21†	Restricted stock award certificate to Mr. Weldon H. Latham. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.22†	Restricted stock award certificate to Mr. Timothy J. Lorello. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.23†	Restricted stock award certificate to Mr. Timothy J. Lorello. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.24†	Restricted stock award certificate to Mr. Bryon F. Marchant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.25†	Restricted stock award certificate to Mr. Drew A. Morin. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.26†	Restricted stock award certificate to Mr. Drew A. Morin. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.27†	Restricted stock award certificate to Mr. Maurice B. Tosé. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.28†	Restricted stock award certificate to Mr. Maurice B. Tosé. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.29†	Restricted stock award certificate to Mr. Kevin M. Webb. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.30†	Restricted stock award certificate to Mr. Kevin M. Webb. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.31†	Restricted stock award certificate to Mr. Richard A. Young. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10	.32†	Restricted stock award certificate to Mr. Richard A. Young. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

Exhibit
Numbers		Description

10.33		Registration Rights Agreement dated as of December 18, 2003 by and among the Company and the investors party to the 2003 SPA. (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated December 18, 2003)
10.34		Trademark License Agreement by and among Aether, TSYS and the Company dated as of January 13, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 23, 2004)
10.35		Registration Rights Agreement by and between the Company and Aether dated as of January 13, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 23, 2004)
10.36		Amended and Restated Loan and Security Agreement by and between the Company and Silicon Valley Bank. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10	.37†	Restricted stock award certificate to Mr. Clyde A. Heintzelman (Incorporated by reference to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
10	.38†	Restricted stock award certificate to Mr. Richard A. Kozak (Incorporated by reference to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
10	.39†	Restricted stock award certificate to Mr. Weldon F. Latham (Incorporated by reference to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
10	.40†	Restricted stock award certificate to Mr. Byron F. Marchant (Incorporated by reference to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005)
10.46		Second Amended and Restated Loan and Security Agreement by and between the Company and Silicon Valley Bank (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10	.47†	Form of Incentive Stock Option Agreement
10	.48†	Form of Non-Qualified Stock Option Agreement
10	.49†	Form of Restricted Stock Grant Agreement
12.1		Supplemental Financial Statement Schedule II
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
23.2		Consent of James Cowper
31.1		Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
31.2		Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.01		Report of Independent Auditors- James Cowper

†	Management contract, compensatory plans or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

‡	Confidential treatment has been for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.