Form 10-Q
period 2009-03-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2009-05-01
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Shares outstanding
as of March 31,
Title of Each Class	2009

Class A Common Stock, par value
$0.01 per share	39,312,542
Class B Common Stock, par value
$0.01 per share	6,626,334

Total Common Stock Outstanding	45,938,876

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenue
Services	$30,624	$22,766
Systems	39,877	17,647

Total revenue	70,501	40,413

Direct costs of revenue
Direct cost of services	18,369	13,658
Direct cost of systems, including amortization of software development costs of $560 and $409, respectively	26,888	7,191

Total direct cost of revenue	45,257	20,849

Services gross profit	12,255	9,108
Systems gross profit	12,989	10,456

Total gross profit	25,244	19,564

Operating costs and expenses
Research and development expense	4,874	4,088
Sales and marketing expense	3,991	3,099
General and administrative expense	6,892	5,318
Depreciation and amortization of property and equipment	1,454	1,490
Amortization of acquired intangible assets	37	37

Total operating costs and expenses	17,248	14,032

Operating income	7,996	5,532
Interest expense	(188)	(329)
Amortization of debt discount and debt issuance expenses	(5)	(124)
Other income/(expense), net	179	(413)

Income before income taxes	7,982	4,666
Provision for income taxes	(3,115)	(48)

Net income	$4,867	$4,618

Net income per share-basic	$0.11	$0.11

Net income per share-diluted	$0.10	$0.11

Weighted average shares outstanding-basic	45,567	42,273
Weighted average shares outstanding-diluted	51,225	43,778

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$35,329	$38,977
Accounts receivable, net of allowance of $425 in 2009 and $285 in 2008	58,528	61,827
Unbilled receivables	20,826	21,797
Inventory	3,957	2,715
Deferred income taxes	9,736	9,736
Other current assets	5,961	3,869

Total current assets	134,337	138,921
Property and equipment, net of accumulated depreciation and amortization of $42,722 in 2009 and $41,268 in 2008	12,803	12,391
Software development costs, net of accumulated amortization of $7,432 in 2009 and $6,873 in 2008	2,356	2,773
Acquired intangible assets, net of accumulated amortization of $693 in 2009 and $656 in 2008	525	562
Goodwill	1,813	1,813
Deferred income taxes	21,344	24,309
Other assets	1,328	1,190

Total assets	$174,506	$181,959

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$23,137	$34,345
Accrued payroll and related liabilities	7,292	17,243
Deferred revenue	9,231	4,349
Current portion of capital lease obligations and notes payable	4,182	3,837

Total current liabilities	43,842	59,774
Capital lease obligations and notes payable, less current portion	8,537	7,913
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 39,312,542 in 2009 and 38,527,234 in 2008	393	385
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 6,626,334 in 2009 and 6,876,334 in 2008	67	69
Additional paid-in capital	243,541	240,559
Accumulated other comprehensive income	12	12
Accumulated deficit	(121,886)	(126,753)

Total stockholders’ equity	122,127	114,272

Total liabilities and stockholders’ equity	$174,506	$181,959

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income/(Loss)	Deficit	Total

Balance at January 1, 2009	$385	$69	$240,559	$12	$(126,753)	$114,272
Options exercised for the purchase of 519,867 shares of Class A Common Stock	5	—	1,927	—	—	1,932
Issuance of 15,441 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	89	—	—	90
Stock compensation expense	—	—	966	—	—	966
Conversion of 250,000 shares of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Net income for the three-months ended March 31, 2009	—	—	—	—	4,867	4,867

Balance at March 31, 2009	$393	$67	$243,541	$12	$(121,886)	$122,127

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Operating activities:
Net income	$4,867	$4,618
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of property and equipment	1,454	1,490
Amortization of acquired intangible assets	37	37
Deferred tax provision	2,965	—
Non-cash stock compensation expense	966	975
Amortization of software development costs	560	409
Amortization of deferred financing fees	5	128
Impairment of marketable securities	—	482
Other non-cash (income)/expense	(6)	14
Changes in operating assets and liabilities:
Accounts receivable, net	3,299	(3,325)
Unbilled receivables	971	2,459
Inventory	(1,242)	860
Other current assets	(2,092)	(2,093)
Other assets	(137)	86
Accounts payable and accrued expenses	(11,208)	15
Accrued payroll and related liabilities	(9,951)	(1,115)
Deferred revenue	4,882	2,596

Total net cash provided by/(used in) operating activities	(4,630)	7,636
Investing activities:
Purchases of property and equipment, net of cash acquired	184	(442)
Capitalized software development costs	(143)	(219)

Total net cash provided by/(used in) investing activities	41	(661)
Financing activities:
Payments on long-term debt and capital lease obligations	(1,081)	(4,584)
Proceeds from exercise of employee stock options and sale of stock	2,022	115

Total net cash provided by/(used in) financing activities	941	(4,469)
Net increase/(decrease) in cash	(3,648)	2,506
Cash and cash equivalents at the beginning of the period	38,977	15,955

Cash and cash equivalents at the end of the period	$35,329	$18,461

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
March 31, 2009
(amounts in thousands, except per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2008 Annual Report on Form 10-K.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Investments in Marketable Securities and Note Receivable.  The marketable securities, which are valued at $78 at March 31, 2009, are included in other current assets and are classified as available-for-sale in accordance with the provision of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These securities are carried at fair market value based on quoted market price. We had not realized or unrealized gains or losses related to these securities during the first quarter of 2009. In the first quarter of 2008, the Company determined that the losses in fair market value of some of the marketable securities held were other-than-temporary and wrote down the value of these securities by approximately $480, which the write-down is included in Other income/(expense), net. Gains or losses on securities sold will be based on the specific identification method.

Other Comprehensive Income/(Loss).  Comprehensive income/(loss) includes changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income/loss refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from net income. For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments for our European subsidiary are included as a component of accumulated other comprehensive income in stockholders’ equity. Also included are any unrealized gains or losses on marketable securities that are classified as available-for-sale.

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

Earnings per share.  Basic income per common share is based upon the average number of shares of common stock outstanding during the period. At March 31, 2009 and 2008, stock options to purchase approximately 1.6 million and 5.1 million shares, respectively, were excluded from the computation of

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

diluted net income per share because their inclusion would have been anti-dilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	Three Months
	Ended
	March 31,
	2009	2008

Basic weighted average common shares outstanding	45,567	42,273
Dilutive options outstanding	5,160	1,035
Dilutive warrants outstanding	498	470

Diluted weighted average common shares outstanding used in the calculation of diluted income	51,225	43,778

Income Taxes.  Income tax amounts and balances are accounted for using the asset and liability method of accounting for income taxes as prescribed by SFAS 109. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting basis and tax basis of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss and income tax credit carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are projected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income in the tax jurisdictions in which the deferred tax assets are located. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

Income tax provision or benefit includes U.S. federal, state and local income taxes and is based on pre-tax income or loss. The interim period provision or benefit for income taxes is based upon the Company’s estimate of its annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of the Company to use income tax credits and net operating loss carryforwards.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting interim periods, disclosure and transition. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. Upon the adoption of FIN 48 on January 1, 2007, the estimated value of the Company’s uncertain tax positions was a liability of $2,736 resulting from unrecognized net tax benefits which did not include interest and penalties. The Company recorded the estimated value of its uncertain tax position by reducing the value of certain tax attributes. The Company would classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for three-months ended March 31, 2009 and 2008 or the consolidated balance sheet at March 31, 2009 and 2008. The Company is subject to U.S. federal income tax as well as state and local tax in various jurisdictions. As of March 31, 2009, open tax years in the federal and some state jurisdictions date back to 1999, due to the taxing authorities’ ability to adjust operating loss carry forwards.

Fair Value of Financial Instruments.  The fair value of the Company’s financial instruments approximates their carrying value.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2008. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 did not have an effect on the Company’s results of operations, cash flows or financial position. The Company adopted SFAS 157 for non-financial assets and liabilities in the first quarter of 2009. This adoption did not have an effect on the Company’s results of operations, cash flows or financial position. See Note 4 for the disclosures regarding SFAS 157.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for us for acquisitions made after December 31, 2008. This statement was effective for the Company beginning in the first quarter of 2009 and did not have any impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement was effective for the Company beginning in the first quarter of 2009 and did not have any impact on the Company’s financial statements.

2.	Stock-Based Compensation

Stock based compensation expense for all awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with SFAS 123(R), “Share-Based Payments”. Consistent with the requirements of SFAS 123(R), we recognized compensation expense net of estimated forfeitures over the requisite service period, which is generally the vesting period of 5 years. The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company estimates forfeitures based on historical experience and the expected term of the options granted are derived from historical data on employee exercises. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not paid and does not anticipate paying dividends in the near future.

We also recognize non-cash stock compensation expense for restricted stock issued to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. We had 10 shares of restricted stock outstanding as of March 31, 2009 and December 31, 2008. We expect to record future stock compensation expense of $50 as a result of the restricted stock grants outstanding as of March 31, 2009 that will be recognized over the remaining vesting period in 2009.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The material components of our stock compensation expense are as follows:

	Three Months
	Ended March 31,
	2009	2008

Stock compensation:
Stock options granted at fair value	$925	$931
Restricted stock	25	33
Employee stock purchase plan	16	11

Total stock compensation	$966	$975

Non-cash stock compensation included in our operations in the accompanying Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2009			2008
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$270	$121	$391	$301	$129	$430
Direct cost of systems	45	186	231	45	172	217

Total stock compensation included in direct costs of revenue	$315	$307	$622	$346	$301	$647

	Three Months
	Ended
	March 31,
	2009	2008

Stock compensation included in operating expenses:
Research and development expense	$225	$213
Sales and marketing expense	78	71
General and administrative expense	41	44

Total stock compensation included in operating expenses	$344	$328

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option activity and related information for the three-months ended March 31, 2009 is as follows:

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price

Outstanding, beginning of year	11,676	$3.77
Granted	1,389	$8.09
Exercised	(520)	$3.72
Forfeited	(119)	$4.46

Outstanding, at March 31, 2009	12,426	$4.25

Exercisable, at March 31, 2009	7,439	$3.92

Vested and expected to vest at March 31, 2009	10,910	$4.18

Estimated weighted-average grant-date fair value of options granted during the year	$4.58

Weighted-average remaining contractual life of options outstanding at March 31, 2009	6.7 years

		Weighted
		Average
	Number of	Fair
	Options	Value

Non-vested, beginning of year	5,368	$2.21

Forfeited	(109)	$2.82

Vested	1,661	$2.12

Exercisable, at March 31, 2009	7,439	$3.28

Non-vested, at March 31, 2009	4,987	$2.88

Exercise prices for options outstanding at March 31, 2009 ranged from $1.07 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
	Options	Exercise Prices of	Life of Options	Options	Exercise Prices of
Exercise Prices	Outstanding	Options Outstanding	Outstanding (Years)	Exercisable	Options Exercisable

$ 1.07 - $ 2.61	2,787	$2.41	6.34	2,296	$2.40
$ 2.61 - $ 5.21	6,150	$3.35	6.71	3,273	$3.33
$ 5.21 - $ 7.82	2,085	$6.76	4.96	1,840	$6.75
$ 7.82 - $10.42	1,399	$8.09	9.79	25	$8.30
$10.42 - $26.05	5	$23.37	1.16	5	$23.37

	12,426			7,439

As of March 31, 2009, we estimate that we will recognize $6,723 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3.7 years, of which we estimate $3,199 will be recognized during the remainder of 2009.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

In using the Black-Scholes model to calculate the fair value of our stock options, our assumptions were as follows:

	Three Months Ended March 31,
	2009	2008

Expected life (in years)	5.5	5.5
Risk-free interest rate(%)	1.7%-1.9%	2.8%-3.28%
Volatility(%)	63%-64%	66%-67%
Dividend yield(%)	0%	0%

3.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $2,050 and $1,295 during the three-months ended March 31, 2009 and 2008, respectively.

Interest paid totaled $188 and $329 during the three-months ended March 31, 2009 and 2008, respectively.

Alternative minimum income taxes and estimated state income taxes paid totaled $379 and $48 during the three-months ended March 31, 2009 and 2008, respectively.

4.	Fair Value Measurements

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

Level 3: Observable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements and the necessary disclosures are as follow ($ in thousands):

	Fair Value
	as of	Fair Value Measurements at 3/31/2009
	3/31/2009	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$35,329	$35,329	$—	$—
Marketable securities available-for-sale	78	78	—	—

	$35,407	$35,407	$—	$—

The fair value of marketable securities are based on quoted market prices from various stock exchanges. The Company also adopted SFAS 157 for non-financial assets and liabilities in the first quarter of 2009. There were no required fair value measurements for non-financial assets and liabilities in the first quarter of 2009 and no required additional disclosures upon adoption.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following table sets forth results for our reportable segments for the three-months ended March 31, 2009 and 2008, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net income for the respective periods is also included below:

	Three Months Ended March 31,
	2009			2008
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$17,807	$12,817	$30,624	$15,536	$7,230	$22,766
Systems	7,763	32,114	39,877	10,706	6,941	17,647

Total revenue	25,570	44,931	70,501	26,242	14,171	40,413

Operating costs and expenses
Direct cost of services	8,191	10,178	18,369	7,959	5,699	13,658
Direct cost of systems	1,888	25,000	26,888	2,046	5,145	7,191

Total direct costs	10,079	35,178	45,257	10,005	10,844	20,849

Gross profit
Services gross profit	9,616	2,639	12,255	7,577	1,531	9,108
Systems gross profit	5,875	7,114	12,989	8,660	1,796	10,456

Total gross profit	$15,491	$9,753	$25,244	$16,237	$3,327	$19,564

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
	March 31,
	2009	2008

Total segment gross profit	$25,244	$19,564
Research and development expense	(4,874)	(4,088)
Sales and marketing expense	(3,991)	(3,099)
General and administrative expense	(6,892)	(5,318)
Depreciation and amortization of property and equipment	(1,454)	(1,490)
Amortization of acquired intangible assets	(37)	(37)
Interest expense	(188)	(329)
Amortization of debt discount and debt issuance expenses	(5)	(124)
Other income/(expense), net	179	(413)

Income before income taxes	7,982	4,666
Provision for income taxes	(3,115)	(48)

Net income	$4,867	$4,618

6.	Inventory

	Mar. 31,	Dec. 31,
	2009	2008

Component parts	$3,197	$1,763
Finished goods	760	952

Total inventory at period end	$3,957	$2,715

7.	Acquired Intangible Assets and Capitalized Software Development Costs

	March 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Lists	$606	$550	$56	$606	$521	$85
Trademarks & Patents	612	143	469	612	135	477
Software development costs, including acquired technology	9,789	7,433	2,356	9,646	6,873	2,773

Total	$11,007	$8,126	$2,881	$10,864	$7,529	$3,335

Estimated future amortization expense:
Nine-months ending December 31, 2009			$1,279
Year ending December 31, 2010			$814
Year ending December 31, 2011			$255
Year ending December 31, 2012			$108
Year ending December 31, 2013			$108
Thereafter			$317

			$2,881

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total Revenue For the Three
		Months Ended
		March 31,
Customer	Segment	2009	2008

U.S. Government	Government	48%	24%
Customer A	Commercial	20%	35%

		As of March 31, 2009
		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

U.S. Government	Government	40%	56%
Customer A	Commercial	35%	10%

9.	Lines of Credit and Financing Arrangements

We have maintained a line of credit arrangement with our principal bank since 2003. In June 2007, we amended the agreement to extend our line of credit and decrease the cost of borrowing. Under the amended agreement, the availability of the line was extended to June 2010, and the borrowing rate decreased from prime plus 1.25% to the bank’s prime rate which was 3.25% per annum at March 31, 2009. Our maximum borrowing availability remained the same at $22,000. Borrowings at any time are limited to an amount based principally on accounts receivable levels and a working capital ratio, each as defined in the amended line of credit agreement. The line of credit available is reduced by the amounts of letters of credit outstanding which totaled $775 at March 31, 2009. As of March 31, 2009, we had no borrowings outstanding under the line of credit and we had approximately $19,700 of unused borrowing availability under this line.

In June 2007, we refinanced $10,000 of our March 2006 secured notes with a with a five year note payable to our principal bank. The borrowing rate under the new note is the bank’s prime rate plus 0.25% per annum, (3.5% at March 31, 2009) and the note is repayable in equal monthly installments of $167 plus interest.

Our amended line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and maintenance of a minimum tangible net worth. The agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of the Company occur, or (ii) no material impairment of

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

the prospect of repayment of any portion of the borrowings under the agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the bank credit agreement. As of March 31, 2009, we were in compliance with the covenants related to our line of credit and we believe that the Company will continue to comply with these covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable.

In December 2006, we borrowed $5,000 under 3-year notes secured by accounts receivable of one customer. Effective March 28, 2008, we prepaid this debt in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to $1,287 at March 31, 2009 less $150 per month until the maturity date of December 28, 2009. The borrowing rate is the London InterBank Offered Rate (LIBOR) plus 500 basis points. As of March 31, 2009, the Company has not borrowed against this line.

As of March 31, 2009 we had approximately $21,000 of unused borrowing availability under available lines of credit.

10.	Income taxes

The provision for income taxes totaled $3,115 for the three-months ended March 31, 2009, as compared to only the alternative minimum tax of $48 being recorded for the three months ended March 31, 2008. Prior to December 31, 2008, the Company had recorded a full valuation allowance for deferred tax assets as a result of uncertainty regarding the ability to fully realize the net operating loss carryforwards and other deferred tax assets. As of December 31, 2008, based on historical taxable income and projections for future taxable income, the Company determined that it is more likely than not that its deferred tax assets will be realized, and reversed the valuation allowance.

There were no significant changes to unrecognized tax benefits during the three-months ended March 31, 2009. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

11.	Commitments and Contingencies

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act, and that the underwriters violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. On February 15, 2005, the District Court issued an Order preliminarily approving a settlement agreement among class plaintiffs, all issuer defendants and their insurers, provided that the parties agree to a modification narrowing the scope of the bar order set forth in the settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. We intend to continue to defend the lawsuit until the matter is resolved. We have purchased a Directors and Officers insurance policy which we believe should cover any potential liability that may result from these claims, but can provide no assurance that any or all of the costs of the litigation will ultimately be covered by the insurance. No reserve has been created for this matter. More than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us.

On July 12, 2006, we filed suit in the United States District Court for the Eastern District of Virginia against Mobile 365 (now Sybase 365, a subsidiary of Sybase Inc.) and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience (“the ’748 patent”), issued to the Company. We resolved the matter with regard to WiderThan Americas, and, during the second quarter of 2007, we received a favorable jury decision that Sybase 365 infringed the claims of our patent. The jury awarded us a one-time monetary payment of damages for past infringement and a post verdict 12% royalty. The jury also found Sybase 365’s infringement willful and upheld the validity of the patent. After the jury verdict, both parties filed post-trial motions. The court denied Sybase 365’s post-trial motion for a new trial or a judgment in its favor, granted our motion for a permanent injunction prohibiting any further infringement by Sybase 365, but stayed the injunction pending the outcome of any appeal that may be filed, reduced the jury verdict damages award by $2.2 million and vacated the jury finding of willful infringement. In the first quarter of 2008, Sybase 365 filed a request for reexamination of the ’748 patent claiming that the patent is invalid. In the second quarter of 2008, the United States Patent and Trademark Office granted the request and began the requested reexamination of the ’748 patent. There can be no assurances to what extent the matter will continue to be successful, if at all. Additionally, we could become subject to counterclaims or further challenges to the validity of the ’748 patent. On March 31, 2009, the district court entered final judgment on these matters that includes an approximately $12 million damages award and the post verdict 12% royalty. We expect that Sybase 365 will appeal the final judgment of the district court to U.S. Court of Appeals for the Federal Circuit. To date, the Company has not received or recorded any revenue or income amounts related to this jury award.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become party to various legal proceedings arising in the ordinary course of our business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests; (b) that we may realize revenue as a result of infringement claims that we make in enforcing patents; (c) that the WWSS contract vehicle is expected to continue to contribute significant government systems sales growth through 2011; (d) as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (e) that we expect to realize approximately $115.5 million of backlog in the next twelve months, (f) that we believe that capitalized software development costs will be recoverable from future gross profits (g) regarding our belief that we were in compliance with our loan covenants and that we believe that we will continue to comply with these covenants, (h) regarding our expectations with regard to income tax assumptions and future stock compensation expenses and (i) indicating our insurance policies should cover all of the costs of the claims in the IPO laddering class action lawsuit.

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

- Revenue recognition,
- Stock compensation expense, and
- Income taxes.

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). See Note 1 to the unaudited interim consolidated financial statements included elsewhere in this Form 10-Q for a list of the standards implemented for the three months ended March 31, 2009.

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

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations. You should read this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with Item 1A “Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K as well as the unaudited interim consolidated financial statements and the notes thereto located elsewhere in this Form 10-Q.

Indicators of Our Financial and Operating Performance

Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue and gross profit. We derive revenue from the sales of systems and services including recurring monthly service and subscriber fees, maintenance fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.

•	Gross profit represents revenue minus direct cost of revenue, including certain non-cash costs. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, non-cash stock-based compensation, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of systems revenue from our Commercial Segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations. Important other sources of our liquidity are our leases secured for the purchase of equipment and potential borrowings under our credit lines.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenue in receivables outstanding as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments:

Commercial Segment:

	Three Months
	Ended March 31,		2009 vs. 2008
($ in millions)	2009	2008	$	%

Services revenue	$17.8	$15.5	$2.3	15%
Systems revenue	7.8	10.7	(2.9)	(27)%

Commercial Segment revenue	25.6	26.2	(0.6)	(2)%

Direct cost of services revenue	8.2	7.9	0.3	4%
Direct cost of systems revenue	1.9	2.0	(0.1)	(5)%

Commercial Segment cost of revenue	10.1	9.9	0.2	2%

Services gross profit	9.6	7.6	2.0	26%
Systems gross profit	5.9	8.7	(2.8)	32%

Commercial Segment gross profit[1]	$15.5	$16.3	$(0.8)	(5)%

Segment gross profit as a percent of revenue	61%	62%

[1] See discussion of segment reporting in Note 5 to the accompanying unaudited consolidated financial statements

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Commercial services revenue increased 15% for the three-months ended March 31, 2009 versus the comparable period of 2008.

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

Commercial services revenue in the first quarter of 2009 was up $2.3 million or 15% higher than in the first quarter of 2008 from increased service connection deployments of our E9-1-1 services for cellular and VoIP service providers, an increase in maintenance revenue, and an increase in the number of carriers and carrier billable units served.

The direct cost of commercial services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs, and equipment and software maintenance. The direct costs of maintenance revenue consist primarily of compensation and benefits expense. For the three-months ended March 31, 2009, the direct cost of commercial services revenue increased 4% as compared to the first quarter of 2008, based on the increase in revenue. We incurred an increase in labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for VoIP. The cost of circuit and other data access costs accounted for approximately 13% of the total direct costs of our commercial service revenues for each of the three-month period ended March 31, 2009 and 2008.

Commercial services gross profit which was 54% and 49% for the three-months ended March 31, 2009 and 2008, respectively, increased based on improved operating efficiencies enabling higher revenue with only nominal increases in labor, fringe and contractor costs.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems incorporating our licensed software for enhanced services, including text messaging and location-based services, to wireless carriers. These systems are designed to incorporate our licensed software. We design our software to ensure that it is compliant with all applicable standards. Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks. As a carrier’s subscriber base or usage increase, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. We may also realize license revenue as a result of infringement claims that we make in enforcing our patents.

Commercial systems revenue decreased 27% for the three-months ended March 31, 2009 versus the comparable period of 2008 due mainly to decreased sales of licensed text messaging software. A major carrier customer made a larger license purchase for increased capacity in the first quarter of 2008 than in the first quarter of 2009. Other than the difference in these license purchases, commercial systems revenues were about the same in the first quarters of 2009 and 2008.

The direct cost of our commercial systems consists primarily of compensation, benefits, purchased equipment, third-party hardware and software, travel expenses, consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. The direct cost of the license component of systems is normally very low, and the gross profit very high since the software development efforts were expensed in prior periods. In the first quarter of 2009, direct costs of systems consisted primarily of compensation, benefits, third-party hardware and software, and $0.6 million of amortization of software development costs.

Our commercial systems gross profit was $5.9 million in the three-months ended March 31, 2009 versus $8.7 million in the comparable period of 2008. The decrease in gross margin is due principally to the larger license sale in the first quarter of 2008. Commercial systems gross profit was approximately 76% and 81% of revenue March 31, 2009 and 2008, respectively.

Government Segment:

	Three Months
	Ended March 31,		2009 vs. 2008
($ in millions)	2009	2008	$	%

Services revenue	$12.8	$7.3	$5.5	75%
Systems revenue	32.1	6.9	25.2	365%

Government Segment revenue	44.9	14.2	30.7	216%

Direct cost of services revenue	10.2	5.7	4.5	79%
Direct cost of systems revenue	25.0	5.1	19.9	390%

Government Segment cost of revenue	35.2	10.8	22.4	226%

Services gross profit	2.6	1.5	1.1	73%
Systems gross profit	7.1	1.8	5.3	294%

Government Segment gross profit[1]	$9.7	$3.3	$6.4	194%

Segment gross profit as a percent of revenue	22%	23%

[1] See discussion of segment reporting in Note 5 to the accompanying unaudited consolidated financial statements

For the three-months ended March 31, 2009, Government Segment revenue increased 216% reflecting increases in both services and systems revenue. During the third quarter of 2006, TCS was one of six vendors selected by the U.S. Army to provide secure satellite services and systems under a five year contract vehicle (the “WWSS”), with a possible maximum value of up to $5 billion for the six vendors. The WWSS contract vehicle is expected to continue to contribute significant government systems sales growth through 2011. The Company’s Government Segment has been awarded participation as a prime or sub-contractor to provide similar satellite-based technology under several other contract vehicles. The total potential value of all WWSS awards received to date is approximately $370 million of which $148 million has been funded. We currently expect to fulfill the award potential by the end of 2011.

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue primarily consists of communications engineering, program management, help desk outsource, network design, and management for government agencies. Our Government Segment also operates teleport facilities for data connectivity via satellite including resale of satellite airtime. Services revenue increased 75% for the three-months ended March 31, 2009 compared to the three-months ended March 31, 2008 as a result of new and expanded-scope contracts for professional services, satellite airtime services using our teleport facilities, and maintenance and field support associated with our systems sales. Direct cost of government services revenue consists of compensation, benefits and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs increased as a result of the increased volume of services.

Our gross profit from government services increased to $2.6 million in the first quarter of 2009 versus $1.5 million in the first quarter of 2008, as a result of increased volume of services.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable satellite-based communications systems, and integration of those systems into customer networks. These are largely variations on our SwiftLink® product line, which are lightweight, secure, deployable communications systems, sold to units of the U.S. Department of Defense, and other agencies.

Systems sales in our Government Segment more than tripled to $32.1 million in the first quarter of 2009 compared to $6.9 million for the three-months ended March 31, 2008. This increase represents higher unit sales volume of our SwiftLink® and deployable communication systems resulting from competitive wins, under the WWSS 5-year contract vehicle.

The cost of our government systems revenue consists of costs related to purchased system components, compensation, benefits, travel, and the costs of third-party contractors that we engage. These costs have increased as a direct result of the increase in volume. These equipment and third-party costs are variable for our various types of products, and margins may fluctuate between periods based on pricing and product mixes.

Our government systems gross profit was $7.1 million in the first quarter of 2009, up from $1.8 million in the comparable period of 2008 due mainly to increased sales volume.

Revenue Backlog

As of March 31, 2009 and 2008, we had unfilled orders or backlog as follows:

	Three Months
	Ended March 31,		2009 vs. 2008
($ in millions)	2009	2008	$	%

Commercial Segment	$87.8	$89.9	$(2.1)	(2)%
Government Segment	68.9	34.9	34.0	97%

Total funded contract backlog	$156.7	$124.8	$31.9	26%

Commercial Segment	$91.1	$98.6	$(7.5)	(8)%
Government Segment	323.4	126.4	197.0	156%

Total backlog of orders and commitments, including customer options	$414.5	$225.0	$189.5	84%

Expected to be realized within next 12 months	$115.5	$78.0	$37.5	48%

Funded contract backlog on March 31, 2009 was approximately $156.7 million, of which the Company expects to recognize approximately $115.5 million in the next twelve months. Total backlog was approximately $414.5 million at the end of the first quarter of 2009. Funded contract backlog represents contracts for which fiscal year funding has been appropriated by our customers (mainly federal agencies), and for our hosted services is computed by multiplying the most recent month’s recurring revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables for which budgetary funding may not yet have been approved. Company backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months
	Ended
	March 31,		2009 vs. 2008
($ in millions)	2009	2008	$	%

Research and development expense	$4.9	$4.1	$0.8	20%
Percent of total revenue	7%	10%

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

The expenses we incur relate mainly to software applications which are being marketed to new and existing customers on a global basis. Throughout the three-months ended March 31, 2009 and 2008, research and development was primarily focused on cellular and hosted location-based applications, including Voice over IP E9-1-1, enhancements to our hosted location-based service platform, and wireless location-based service applications.

For the three-months ended March 31, 2009, we capitalized $0.1 million of research and development costs for certain software projects in accordance with the above policy versus $0.2 million for the comparable quarter in 2008. The capitalized costs relate to our location-based software. These costs will be amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, not longer than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

Research and development expenses increased 20% for the three-months ended March 31, 2009 versus the comparable period of 2008 primarily as a result of increased employee compensation associated with software development work.

Sales and marketing expense:

	Three Months
	Ended
	March 31,		2009 vs. 2008
($ in millions)	2009	2008	$	%

Sales and marketing expense	$4.0	$3.1	$0.9	29%
Percent of total revenue	6%	8%

Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationship with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. Government primarily through direct sales professionals. Sales and marketing costs increased $0.9 million for the three-months period ended March 31, 2009 versus the comparable period of 2008 due to increases in sales personnel and variable compensation.

General and administrative expense:

	Three Months
	Ended
	March 31,		2009 vs. 2008
($ in millions)	2009	2008	$	%

General and administrative expense	$6.9	$5.3	$1.6	30%
Percent of total revenue	10%	13%

General and administrative expense consists primarily of compensation costs and other costs associated with management, finance, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The $1.6 million increase in the first quarter of 2009 was due to increase in compensation costs, including a $1.2 million accrual for variable compensation.

Depreciation and amortization of property and equipment:

	Three Months
	Ended
	March 31,		2009 vs. 2008
($ in millions)	2009	2008	$	%

Depreciation and amortization of property and equipment	$1.5	$1.5	$—	—
Average gross cost of property and equipment during the period	$54.6	$48.0	$6.6	14%

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

Amortization of acquired intangible assets:

	Three Months
	Ended
	March 31		2009 vs. 2008
($ in millions)	2009	2008	$	%

Amortization of acquired intangible assets	$0.1	$0.1	$—	—

The amortization of acquired intangible assets relates to the assets acquired from Kivera, Inc. in 2004, which are being amortized over their useful lives of between five and nineteen years using the greater of the straight-line method or the revenue curve method.

Interest expense:

	Three Months
	Ended
	March 31		2009 vs. 2008
($ in millions)	2009	2008	$	%

Interest expense incurred on notes payable	$0.1	$0.3	$(0.2)	(67)%
Interest expense incurred on capital lease obligations	0.1	0.1	—	NM
Amortization of deferred financing fees	—	0.1	(0.1)	(100)%

Total interest and financing expense	$0.2	$0.5	$(0.3)	(60)%

Interest expense is incurred under notes payable, a line of credit, and capital lease obligations. Interest on our notes payable is primarily at stated interest rates at the bank’s prime rate plus 0.25% per annum (3.5% at March 31, 2009) and interest on line of credit borrowing is at the bank’s prime rate, which was 3.25% per annum as of March 31, 2009.

On June 25, 2007, we refinanced our $10 million long term debt with a new five year note payable to our principal bank. The borrowing rate under the new note was the bank’s prime rate plus 0.25% per annum, (3.5% at March 31, 2009) and the note is repayable in equal monthly installments of $0.2 million plus interest. The funds were used primarily to retire the March 2006 secured notes.

Our bank line of credit expires in June 2010, and our maximum line of credit is $22 million. Borrowings at any time are limited to an amount based principally on the accounts receivable levels and working capital ratio, each as defined in the line of credit agreement. Our potential borrowing under the amended line of credit agreement is also reduced by the amount of letters of credit outstanding which totaled about $0.8 million at March 31, 2009. There were no borrowings under our bank line of credit at March 31, 2009.

In December 2006, we borrowed $5 million from Tatonka Capital under a 3 year note secured by the accounts receivable of one customer. Effective March 28, 2008, we paid this debt in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to the current maximum debt of $3.2 million ($1.3 million at March 31, 2009) less $0.2 million per month for the number of full months that have expired since the effective date. The maturity date of the line of credit is December 28, 2009. The borrowing rate is the London InterBank Offered Rate (LIBOR) plus 500 basis points. The Company has not borrowed against this Tatonka line.

Cash interest expense on notes payable in the first quarter of 2009 was lower than in the first quarter of 2008 because the average effective borrowing rate was lower and term debt balances were lower. The interest cost of capital lease financings was about the same in both periods.

Deferred financing fees relate to the up-front expenditures at the time of contracting for notes payable and our revolving line of credit facility, which are being amortized over the term of the note or the life of the facility. The higher 2008 amortization reflects fees to borrow the 2006 Notes.

Our total interest and financing expense decreased for the three-months ended March 31, 2009 versus the comparable period of 2008 primarily as a result of retiring our incremental March 2006 and December 2006 borrowings.

Other income/(expense), net:

Other income/(expense), net consists primarily of interest earned on investment accounts, foreign currency translation/transaction gain or loss, which is dependent on international fluctuations in exchange rates. The other components of other income/(expense), net typically remain comparable between periods.

Income taxes:

Income tax expense was $3.1 million for the first quarter of 2009 against pre-tax income representing an effective tax rate of approximately 39%. In the first quarter of 2008, which was prior to the 2008 year-end reversal of the deferred tax asset (benefit) valuation allowance, we recorded a tax provision for $0.1 million for alternative minimum taxes.

Net income:

	Three Months
	Ended
	March 31,		2009 vs. 2008
($ in millions)	2009	2008	$	%

Net income	$4.9	$4.6	$0.3	7%

Net income increased for the three-months ended March 31, 2009 versus the comparable period of 2008 due primarily to increased revenue and gross profit and other factors discussed above.

Liquidity and Capital Resources

	Three Months
	Ended
	March 31,		2009 vs. 2008
($ in millions)	2009	2008	$	%

Net cash and cash equivalents provided by/(used in):
Income	$4.9	$4.6	$0.3	7%
Non-cash charges	3.0	3.5	(0.5)	(14)%
Deferred income tax provision	3.0	—	3.0	100%
Net changes in working capital including changes in other assets	(15.5)	(0.5)	(15.0)	(3000)%

Operating activities	(4.6)	7.6	(12.2)	(161)%
Purchases of property and equipment, net of cash acquired	0.1	(0.4)	0.5	125%
Capitalized software development costs	(0.1)	(0.2)	0.1	50%
Payments on long-term debt and capital lease payments	(1.1)	(4.6)	3.5	76%
Other financing activities	2.0	0.1	1.9	1900%

Net increase/(decrease) in cash	$(3.7)	$2.5	$(6.2)	(248)%

Days revenue in receivables, including unbilled receivables	101	81

Capital resources:  We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, as well as the capital leases to fund fixed asset purchases.

Sources and uses of cash:  The Company’s cash and cash equivalents balance was approximately $35.3 million at March 31, 2009, a $16.8 million increase from $18.5 million at March 31, 2008.

Operations:  Cash used by operations was $4.6 million for the first quarter of 2009 compared to cash generated by operations of $7.6 million in 2008. This change is primarily due to a $3.0 million non-cash increase in deferred income taxes, a decrease in accounts payable relating to the timing of vendor payments, and a decrease in accrued payroll and related liabilities due to the timing of payments. An increase in days revenue in receivables reflects administrative delays in customer payments; payment of more than $6 million of mostly past-due receivables from a large commercial customer was received in the first week of April.

Investing activities:  Fixed asset additions, net of cash acquired were approximately $0.1 million for the first quarter of 2009, due to the timing of funding for purchases. Cash used for fixed asset additions for three-months ended March 31, 2008 was $0.4 million. Also, investments were made in development of carrier software for resale which had reached the stage of development calling for capitalization, in the amounts approximately $0.1 million and $0.2 million for the three-months ended March 31, 2009 and 2008, respectively.

Financing activities:  We have a $22 million revolving credit line with our principal bank through June 2010 with borrowing available at the bank’s prime rate plus 1.25% to the bank’s prime rate, which was 3.25% per annum at March 31, 2009. Borrowings at any time are limited to an amount based principally on the accounts receivable levels and working capital ratio, each as defined in the line of credit agreement. The line of credit available is also reduced by the amount of letters of credit outstanding, which was $0.8 million at March 31, 2009. As of March 31, 2009, we had no borrowings outstanding under our bank line of credit and had approximately $19.7 million of unused borrowing availability under the line.

On June 25, 2007, we refinanced $10 million of secured notes with a five year bank term loan. The borrowing rate under the new term loan was prime plus 0.25% per annum (3.5% at March 31, 2009) and the loan is repayable in equal monthly installments of $0.2 million plus interest.

Our line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum liquidity ratio; as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence of indebtedness), guarantee debt, distribute dividends, and repurchase our stock, and minimum tangible net worth. The bank credit agreement also contains a subjective covenant that requires (i) no material adverse change in the business, operations, or financial condition of the Company to occur, or (ii) no material impairment of the prospect of repayment of any portion of the borrowings under the agreement; or (iii) no material impairment of value or priority of the lenders security interests in the collateral of the agreement. If our performance does not result in compliance with any of our restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under its agreement with us, including declaring all outstanding debt due and payable. As of March 31, 2009, we were in compliance with the covenants related to our line of credit and term loan agreement and we believe that the Company will continue to comply with these covenants.

On December 28, 2006, we issued a $5 million note for a term of three years, secured by accounts receivable of one customer to Tatonka Capital. Effective March 28, 2008, we paid the term loan in full, and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to $1.3 million at March 31, 2009 less $0.2 million per month through December 28, 2009. The borrowing rate is London InterBank Offered Rate (LIBOR) plus 500 basis points. As of March 31, 2009, we had no borrowings outstanding and $1.3 million in unused borrowing availability under the line.

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we had standby letters of credit issued on our behalf of approximately $0.8 million, principally pursuant to a contracting requirement for our Government Segment’s City of Baltimore services contract.

Contractual Commitments

As of March 31, 2009, our most significant commitments consisted of long-term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. As of March 31, 2009 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total

Notes payable	$2.5	$4.5	$0.7	$—	$7.7
Capital lease obligations	2.5	3.4	0.8	—	6.7
Operating leases	3.4	3.8	1.2	0.4	8.8

Total contractual commitments	$8.4	$11.7	$2.7	$0.4	$23.2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2008 Annual Report on Form 10-K.

Foreign Currency Risk

For the three-months ended March 31, 2009, we generated $2.7 million of revenue outside the U.S, mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of March 31, 2009, we had approximately $0.1 million of billed accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During 2009, our average receivables subject to foreign currency exchange risk was immaterial and our average deferred revenue balances subject to foreign currency exchange risk was $0.2 million. We have not had a balance of unbilled receivables denominated in foreign currency at any point in 2009. We recorded immaterial transaction gains or losses on foreign currency denominated receivables and deferred revenue for the three-months ended March 31, 2009.

There have not been any other material changes to our foreign currency risk as described in Item 7A of our 2008 Annual Report on Form 10-K.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2009.

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. TeleCommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our Class A Common Stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate our Class A Common Stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of our Class A Common Stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act, and that the underwriters violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. On February 15, 2005, the District Court issued an Order preliminarily approving a settlement agreement among class plaintiffs, all issuer defendants and their insurers, provided that the parties agree to a modification narrowing the scope of the bar order set forth in the settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. We intend to continue to defend the lawsuit until the matter is resolved. We have purchased a Directors and Officers insurance policy which we believe should cover any potential liability that may result from these claims, but can provide no assurance that any or all of the costs of the litigation will ultimately be covered by the insurance. No reserve has been created for this matter. More than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us.

On July 12, 2006, we filed suit in the United States District Court for the Eastern District of Virginia against Mobile 365 (now Sybase 365, a subsidiary of Sybase Inc.) and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience (“the ‘748 patent”), issued to the Company. We resolved the matter with regard to WiderThan Americas, and, during the second quarter of 2007, we received a favorable jury decision that Sybase 365 infringed the claims of our patent. The jury awarded us a one-time monetary payment of damages for past infringement and a post verdict 12% royalty. The jury also found Sybase 365’s infringement willful and upheld the validity of the patent. After the jury verdict, both parties filed post-trial motions. The court denied Sybase 365’s post-trial motion for a new trial or a judgment in its favor, granted our motion for a permanent injunction prohibiting any further infringement by Sybase 365, but stayed the injunction pending the outcome of any appeal that may be filed, reduced the jury verdict damages award by $2.2 million and vacated the jury finding of willful infringement. In the first quarter of 2008, Sybase 365 filed a request for reexamination of the ‘748 patent claiming that the patent is invalid. In the second quarter of 2008, the United States Patent and Trademark Office granted the request and began the requested reexamination of the ‘748 patent. There can be no assurances to what extent the matter will continue to be successful, if at all. Additionally, we could become subject to counterclaims or further challenges to the validity of the ‘748 patent. On March 31, 2009, the district court entered final judgment on these matters that includes an approximately $12 million damages award and the post verdict 12% royalty. We expect that Sybase 365 will appeal the final judgment of the district court to U.S. Court of Appeals for the Federal Circuit. To date, the Company has not received or recorded any revenue or income amounts related to this jury award.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 1A.	Risk Factors

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a) None

(b) None.

Item 6.	Exhibits

Exhibit
Numbers	Description

31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
31.2	Certification of CFO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May 2009.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé May 1, 2009	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. May 1, 2009	Senior Vice President and Chief Financial Officer (Principal Financial Officer)