Form 10-Q
period 2009-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2009-07-31
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Shares outstanding
as of June 30,
Title of Each Class	2009

Class A Common Stock, par value
$0.01 per share	41,244,640
Class B Common Stock, par value
$0.01 per share	6,491,334

Total Common Stock Outstanding	47,735,974

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue
Services	$34,594	$24,334	$65,218	$47,100
Systems	32,542	19,577	72,419	37,224

Total revenue	67,136	43,911	137,637	84,324

Direct costs of revenue
Direct cost of services revenue	18,820	14,179	37,189	27,837
Direct cost of systems revenue, including amortization of software development costs of $762, $560, $1,322 and $969, respectively	18,266	10,520	45,154	17,711

Total direct cost of revenue	37,086	24,699	82,343	45,548

Services gross profit	15,774	10,155	28,028	19,263
Systems gross profit	14,276	9,057	27,265	19,513

Total gross profit	30,050	19,212	55,294	38,776

Operating costs and expenses
Research and development expense	4,915	3,935	9,789	8,023
Sales and marketing expense	4,172	3,595	8,163	6,694
General and administrative expense	8,398	5,997	15,290	11,315
Depreciation and amortization of property and equipment	1,434	1,506	2,888	2,996
Amortization of acquired intangible assets	122	37	159	74

Total operating costs and expenses	19,041	15,070	36,289	29,102

Gain on sale of patent	—	8,060	—	8,060

Income from operations	11,009	12,202	19,005	17,734
Interest and financing expenses	(225)	(200)	(413)	(529)
Amortization debt issuance expenses	(53)	(22)	(58)	(146)
Other income/(expense), net	105	137	284	(276)

Income before income taxes	10,836	12,117	18,818	16,783
Provision for income taxes	(4,230)	(152)	(7,345)	(200)

Net income	$6,606	$11,965	$11,473	$16,583

Net income per share-basic	$0.14	$0.28	$0.25	$0.39

Net income per share-diluted	$0.13	$0.26	$0.22	$0.37

Weighted average shares outstanding-basic	46,765	42,486	46,170	42,380

Weighted average shares outstanding-diluted	51,968	45,644	51,557	44,800

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$59,014	$38,977
Accounts receivable, net of allowance of $395 in 2009 and $285 in 2008	48,137	61,827
Unbilled receivables	20,360	21,797
Inventory	12,483	2,715
Deferred income taxes	9,736	9,736
Other current assets	5,004	3,869

Total current assets	154,734	138,921
Property and equipment, net of accumulated depreciation and amortization of $43,953 in 2009 and $41,268 in 2008	15,559	12,391
Software development costs, net of accumulated amortization of $8,194 in 2009 and $6,873 in 2008	10,805	2,773
Acquired intangible assets, net of accumulated amortization of $815 in 2009 and $656 in 2008	4,105	562
Goodwill	13,377	1,813
Deferred income taxes	17,614	24,309
Other assets	2,407	1,190

Total assets	$218,601	$181,959

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$26,365	$34,345
Accrued payroll and related liabilities	10,817	17,243
Deferred revenue	11,528	4,349
Current portion of capital lease obligations and notes payable	6,697	3,837

Total current liabilities	55,407	59,774
Capital lease obligations and notes payable, less current portion, and other long term liabilities	21,969	7,913
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 41,244,640 in 2009 and 38,527,234 in 2008	412	385
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 6,491,334 in 2009 and 6,876,334 in 2008	65	69
Additional paid-in capital	256,015	240,559
Accumulated other comprehensive income	13	12
Accumulated deficit	(115,280)	(126,753)

Total stockholders’ equity	141,225	114,272

Total liabilities and stockholders’ equity	$218,601	$181,959

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income	Deficit	Total

Balance at January 1, 2009	$385	$69	$240,559	$12	$(126,753)	$114,272
Options exercised for the purchase of 887,492 shares of Class A Common Stock	9	—	3,030	—	—	3,039
Issuance of 41,473 shares of Class A Common Stock under Employee Stock Purchase Plan	—	—	249	—	—	249
Issuance of 1,393,715 shares of Class A Common Stock in connection with the acquisition of the assets of LocationLogic LLC	14	—	9,986	—	—	10,000
Conversion of 385,000 shares of Class B Common Stock to Class A Common Stock	4	(4)	—	—	—	—
Issuance of 9,728 shares of Restricted Class A Common Stock	—	—	8	—	—	8
Stock compensation expense	—	—	2,183	—	—	2,183
Foreign currency translation adjustment	—	—	—	1	—	1
Net income	—	—	—	—	11,473	11,473

Balance at June 30, 2009	$412	$65	$256,015	$13	$(115,280)	$141,225

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008

Operating activities:
Net income	$11,473	$16,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,888	2,996
Non-cash stock compensation expense	2,183	1,898
Deferred tax benefit	6,695	—
Amortization of software development costs	1,322	969
Amortization of deferred financing fees	58	146
Impairment of marketable securities	15	482
Amortization of acquired intangible assets	159	74
Other non-cash (income)/expense	(8)	157
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	13,836	(11,558)
Unbilled receivables	2,617	3,829
Inventory	(9,768)	972
Other current assets	(732)	(2,947)
Other assets	(1,217)	287
Accounts payable and accrued expenses	(9,253)	1,735
Accrued payroll and related liabilities	(5,950)	1,914
Deferred revenue	7,179	1,450

Total net cash provided by operating activities	21,498	18,987
Investing activities:
Acquisition, net of cash acquired	(15,000)	—
Purchases of property and equipment	(611)	(1,740)
Capitalized software development costs	(634)	(306)

Total net cash used in investing activities	(16,245)	(2,046)
Financing activities:
Proceeds from issuance of long-term debt	20,000	—
Payments on long-term debt and capital lease obligations	(8,466)	(5,642)
Proceeds from exercise of stock options and sale of stock	3,250	945

Total net cash (used in)/provided by financing activities	14,784	(4,697)
Total net increase in cash	20,037	12,244
Cash and cash equivalents at the beginning of the period	38,977	15,955

Cash and cash equivalents at the end of the period	$59,014	$28,199

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
June 30, 2009
(amounts in thousands, except share and per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2008 Annual Report on Form 10-K.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Deferred Compensation Plan.  The Company adopted a non-qualified deferred compensation arrangement to fund certain supplemental executive retirement and deferred income plans. Under the terms of the arrangement, the participants may elect to defer the receipt of a portion of their compensation and each participant directs the manner in which their investments are deemed invested. The funds are held by the Company in a rabbi trust which include fixed income funds, equity securities, and money market accounts, or other portfolios for which there is an active quoted market. As of June 30, 2009, investments held in the rabbi trust and the amount due to plan participants each totaled $802 and were included in other assets and other long term liabilities, respectively, on the Consolidated Balance Sheets.

Other Comprehensive Income.  Comprehensive income includes changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from net income. For operations outside the U.S. that are denominated in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments for our European subsidiary are included as a component of our accumulated other comprehensive loss in stockholders’ equity. Also included are any unrealized gains or losses on marketable securities that are classified as available-for-sale.

Stock-Based Compensation.  We have two stock-based employee compensation plans: our Fifth Amended and Restated 1997 Stock Incentive Plan (the “Stock Incentive Plan”) and our Employee Stock Purchase Plan (the “ESPP”). We have also previously issued restricted stock to directors and certain key executives. We record compensation expense for all stock-based compensation plans using the fair value method prescribed by Financial Accounting Standards Board (FASB) Statement No. 123, Share Based Payment, as revised (SFAS 123(R)). Our non-cash stock compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in Note 3.

Earnings per share.  Basic income per common share is based upon the average number of shares of common stock outstanding during the period. Stock options to purchase approximately 1.8 million shares for both the three- and six-months ended June 30, 2009 and 2.3 million and 2.5 million shares for the three- and six-months ended June 30, 2008 were excluded from the computation of diluted net

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

income per share because their inclusion would have been anti-dilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Basic weighted average common shares outstanding	46,765	42,486	46,170	42,380
Dilutive options outstanding	4,714	2,361	4,894	1,759
Dilutive warrants outstanding	489	797	493	661

Diluted weighted average common shares outstanding used in the calculation of diluted income per share	51,968	45,644	51,557	44,800

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

The income tax provision or benefit includes U.S. federal, state and local income taxes and is based on pre-tax income or loss. The interim period provision or benefit for income taxes is based upon the Company’s estimate of its annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of the Company to use income tax credits and net operating loss carryforwards.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting interim periods, disclosure and transition. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. Upon the adoption of FIN 48 on January 1, 2007, the estimated amount of the Company’s uncertain tax positions was a liability of $2,736 resulting from unrecognized net tax benefits which did not include interest and penalties. The Company recorded the estimated amount of its uncertain tax position by reducing the value of certain tax attributes. The Company would classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for three- and six-months ended June 30, 2009 and 2008 or the consolidated balance sheets at June 30, 2009 and 2008. The Company is subject to U.S. federal income tax as well as state and local tax in various jurisdictions. As of June 30, 2009, open tax years in the federal and some state jurisdictions date back to 1999, due to the taxing authorities’ ability to adjust operating loss carry forwards.

Recent Accounting Pronouncements.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (the

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

“Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Codification was not intended to change or alter existing GAAP and will not have any impact on the Company’s results of operations, cash flows or financial position.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have a material impact on its results of operations, cash flows or financial position.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140.” SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. SFAS 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted SFAS 165 in the second quarter of 2009. This adoption did not have an effect on the Company’s results of operations, cash flows or financial position. See Note 13 for the disclosures regarding SFAS 165.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for us for acquisitions made after December 31, 2008. This statement was effective for the Company beginning in the first quarter of 2009. Effective May 19, 2009, the Company completed the acquisition of the assets of LocationLogic LLC (see Note 2).

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2008. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 did not have an effect on the Company’s results of operations, cash flows or financial position. The Company adopted SFAS 157 for non-financial assets and liabilities in the first quarter of 2009. This adoption did not have an effect on the Company’s results of operations, cash flows or financial position. See Note 5 for the disclosures regarding SFAS 157.

2.	Acquisition and Related Financing

Effective May 19, 2009, the Company completed the purchase of substantially all of the assets of LocationLogic LLC (“LocationLogic”), formerly Autodesk, Inc.’s Location Services Business, in accordance with an Asset Purchase Agreement (the “Purchase Agreement”). The Purchase Agreement provides for the acquisition of substantially all of the assets and the assumption of certain liabilities of LocationLogic by the Company. Beginning January, 1, 2009, the Company accounts for its business combinations in accordance with SFAS 141(R), “Business Combinations” which addresses how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. Under the acquisition method of accounting for business combinations, the purchase price is allocated to the assets acquired and the liabilities assumed based on their estimated fair market values at the acquisition date. Operating results of the acquired entity are reflected in the Company’s consolidated financial statements from the date of acquisition and are integrated into the Commercial Segment.

The purchase price was $25,000, comprised of $15,000 paid in cash and $10,000, or approximately 1.4 million shares, in the Company’s Class A Common Stock. The acquisition cash came from a combination of available funds from operations and through borrowings against the Company’s new term loan debt (see Note 10). The total purchase price has been allocated based on the estimated fair value of the acquired tangible and intangible assets and assumed liabilities, with the excess of the purchase price over the assets acquired and liabilities assumed being allocated to goodwill. The valuation has resulted in the recognition of $11,565 of goodwill, which will be deductible for tax purposes.

LocationLogic was a privately held provider of infrastructure, applications, and services for carriers and enterprises to deploy location-based services. The Company’s business and consumer applications and platform software provide location-enabling services and tools to deploy reliable, high tech information for wireless users. Headquartered in San Rafael, CA with locations in Kansas City and Calgary, Canada, the firm employed 28 employees. Substantially all of the LocationLogic revenue stream is recurring service revenue from hosted infrastructure software and location-based applications. As a result of the acquisition, the Company believes that we will be able to expand our location-based services (“LBS”) application portfolio beyond navigation, traffic, and points of interest by adding family locator,

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

mobile resource management, and phone recovery and security applications. It also deepens our longstanding relationships with two of the largest North American carriers and leaders in LBS.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Assets:
Accounts receivable, net	$145
Unbilled accounts receivable	1,179
Other current assets	421
Property and equipment	865
Acquired technology and software development costs	3,703
Acquired intangible assets	8,720
Goodwill	11,565

Total assets	$26,598
Liabilities:
Accounts payable and accrued expenses	$1,273
Accrued payroll and related liabilities	325

Total liabilities	$1,598

Net assets acquired	$25,000

The Consolidated Balance Sheets as of June 30, 2009 reflects this preliminary allocation which will be finalized by May 18, 2010. The LocationLogic operations have been included in our consolidated results of operations as of May 19, 2009. The pro forma statement of operations information is omitted because the acquisition of substantially all of the assets of LocationLogic did not have a significant impact on our results of operations or income per share attributable to common stockholders for the period ended June 30, 2009.

3.	Stock-Based Compensation

Stock based compensation expense for all awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with SFAS 123(R), “Share-Based Payments.” Consistent with the requirements of SFAS 123(R), we recognized compensation expense net of estimated forfeitures over the requisite service period, which is generally the vesting period of 5 years. The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company estimates forfeitures based on historical experience and the expected term of the options granted is derived from historical data on employee exercises. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not paid and does not anticipate paying dividends in the near future.

We also recognize non-cash stock compensation expense for restricted stock issued to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. We had 30,213 shares of restricted stock outstanding as of June 30, 2009. We expect to record future stock compensation expense of $195 as a result of the restricted stock grants outstanding as of June 30, 2009 that will be recognized over the remaining vesting period in 2009 and 2010.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The material components of our stock compensation expense are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Stock Compensation:
Stock options granted at fair value	$1,149	$884	$2,074	$1,815
Restricted stock	40	22	65	55
Employee stock purchase plan	28	17	44	28

Total stock compensation expense	$1,217	$923	$2,183	$1,898

Non-cash stock compensation included in our continuing operations in the accompanying Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,
	2009			2008
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$340	$153	$493	$285	$122	$407
Direct cost of systems	57	234	291	42	163	205

Total stock compensation included in direct costs of revenue	$397	$387	$784	$327	$285	$612

	Six Months Ended June 30,
	2009			2008
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$610	$274	$884	$586	$251	$837
Direct cost of systems	102	420	522	87	335	422

Total stock compensation included in direct costs of revenue	$712	$694	$1,406	$673	$586	$1,259

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Stock compensation included in operating expenses:
Research and development expense	$284	$202	$509	$415
Sales and marketing expense	98	67	176	138
General and administrative expense	51	42	92	86

Total stock compensation included in operating expenses	$433	$311	$777	$639

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option activity and related information for the six-months ended June 30, 2009 is as follows:

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price

Outstanding, beginning of year	11,676	$3.77
Granted	1,569	$8.24
Exercised	(888)	$3.43
Forfeited	(190)	$5.00

Outstanding, at June 30, 2009	12,167	$4.35

Exercisable, at June 30, 2009	7,303	$3.93

Vested and expected to vest at June 30, 2009	10,674	$4.27

Estimated weighted-average grant- date fair value of options granted during the period	$4.65

Weighted-average remaining contractual life of options outstanding at end of period	6.49 years

		Weighted
		Average
	Number of	Fair
	Options	Value

Non-vested, beginning of year	5,368	$2.21

Forfeited	(181)	$3.06

Vested	1,893	$2.11

Exercisable, at June 30, 2009	7,303	$3.28

Non-vested, at June 30, 2009	4,863	$3.00

Exercise prices for options outstanding at June 30, 2009 ranged from $1.07 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
	Options	Exercise Prices of	Life of Options	Options	Exercise Prices of
Exercise Prices	Outstanding	Options Outstanding	Outstanding (Years)	Exercisable	Options Exercisable

$ 1.07 - $ 2.61	2,592	$2.42	6.13	2,214	$2.42
$ 2.61 - $ 5.21	5,975	$3.35	6.47	3,252	$3.33
$ 5.21 - $ 7.82	2,041	$6.76	4.69	1,807	$6.75
$ 7.82 - $10.42	1,554	$8.23	9.57	25	$8.30
$10.42 - $26.05	5	$23.37	0.91	5	$23.37

	12,167			7,303

As of June 30, 2009, we estimate that we will recognize $6,058 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3.59 years, of which we estimate $2,226 will be recognized during the remainder of 2009.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

In using the Black-Scholes model to calculate the fair value of our stock options, our assumptions were as follows:

	Six Months Ended June 30,
	2009	2008

Expected life (in years)	5.5	5.5
Risk-free interest rate(%)	1.65%-1.9%	2.65%-3.28%
Volatility(%)	63%-64%	63%-67%
Dividend yield(%)	0%	0%

4.	Supplemental Disclosure of Cash Flow Information and Noncash Investing and Financing Activities

Property and equipment acquired under capital leases totaled $2,530 and $4,579 during the three- and six-months ended June 30, 2009, respectively. We acquired $570 and $1,865 of property under capital leases during the three- and six-months ended June 30, 2008, respectively.

Interest paid totaled $225 and $413 during the three- and six-months ended June 30, 2009, respectively. We paid $200 and $529 in interest for the three- and six-months ended June 30, 2008, respectively.

Alternative minimum income taxes and estimated state income taxes paid totaled $500 and $879 during the three- and six-months ended June 30, 2009 and were $152 and $200 for the three- and six-months ended June 30, 2008, respectively.

On May 19, 2009, the Company acquired substantially all of the assets of LocationLogic for a purchase price $25,000 consisting of $15,000 paid in cash and $10,000 of noncash financing for the issuance of approximately 1.4 million shares of the Company’s Class A Common.

5.	Fair Value Measurement

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our population of assets and liabilities subject to fair value measurements and the necessary disclosures are as follow:

	Fair Value
	as of	Fair Value Measurements at 6/30/2009
	6/30/2009	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$59,014	$59,014	$—	$—
Marketable securities available for sale	60	60	—	—
Deferred compensation plan investments	802	802	—	—

Assets at Fair Value	$59,876	$59,876	$—	$—

Liabilities
Deferred compensation	$802	$802	$—	$—

Liabilities at Fair Value	$802	$802	$—	$—

The fair value of marketable securities are based on quoted market prices from various stock exchanges. The Company also holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. The funds held are all managed by a third party, and include fixed income funds, equity securities, and money market accounts, or other portfolios for which there is an active quoted market. The related deferred compensation liabilities are valued based on the underlying investment selections held in each participant’s account.

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired. In the first six months of 2009, there were no required fair value measurements for assets and liabilities measured at fair value on a non-recurring basis.

6.	Segment Information

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth results for our reportable segments for the three- and six-months ended June 30, 2009 and 2008, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Three Months Ended June 30,
	2009			2008
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$20,648	$13,946	$34,594	$16,553	$7,781	$24,334
Systems	12,431	20,111	32,542	9,074	10,503	19,577

Total revenue	33,079	34,057	67,136	25,627	18,284	43,911

Operating costs and expenses
Direct cost of services	8,376	10,444	18,820	7,906	6,273	14,179
Direct cost of systems	2,443	15,823	18,266	2,843	7,677	10,520

Total direct costs	10,819	26,267	37,086	10,749	13,950	24,699

Gross profit
Services gross profit	12,272	3,502	15,774	8,647	1,508	10,155
Systems gross profit	9,988	4,288	14,276	6,231	2,826	9,057

Total gross profit	$22,260	$7,790	$30,050	$14,878	$4,334	$19,212

	Six Months Ended June 30,
	2009			2008
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$38,455	$26,763	$65,218	$32,089	$15,011	$47,100
Systems	20,194	52,225	74,419	19,780	17,444	37,224

Total revenue	58,649	78,988	137,637	51,869	32,455	84,324

Operating costs and expenses
Direct cost of services	16,567	20,622	37,189	15,865	11,972	27,837
Direct cost of systems	4,331	40,823	45,154	4,889	12,822	17,711

Total direct costs	20,898	61,445	82,343	20,754	24,794	45,548

Gross profit
Services gross profit	21,888	6,141	28,029	16,224	3,039	19,263
Systems gross profit	15,863	11,402	27,265	14,891	4,622	19,513

Total gross profit	$37,751	$17,543	$55,294	$31,115	$7,661	$38,776

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Total segment gross profit	$30,050	$19,212	$55,294	$38,776
Research and development expense	(4,915)	(3,935)	(9,789)	(8,023)
Sales and marketing expense	(4,172)	(3,595)	(8,163)	(6,694)
General and administrative expense	(8,398)	(5,997)	(15,290)	(11,315)
Depreciation and amortization of property and equipment	(1,434)	(1,506)	(2,888)	(2,996)
Amortization of acquired intangible assets	(122)	(37)	(159)	(74)
Interest expense	(225)	(200)	(413)	(529)
Amortization debt issuance expenses	(53)	(22)	(58)	(146)
Other income/(expense), net	105	137	284	(276)
Gain on sale of patent	—	8,060	—	8,060

Income before taxes	10,836	12,117	18,818	16,783
Provision for income taxes	(4,230)	(152)	(7,345)	(200)

Net income	$6,606	$11,965	$11,473	$16,583

7.	Inventory

Inventory consisted of the following:

	June 30,	Dec. 31,
	2009	2008

Component parts	$3,665	$1,763
Finished goods	8,818	952

Total inventory at period end	$12,483	$2,715

8.	Acquired Intangible Assets and Capitalized Software Development Costs

Our acquired intangible assets and capitalized software development costs consisted of the following:

	June 30, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Lists	$3,557	$647	$2,910	$606	$521	$85
Trademarks & Patents	1,364	169	1,195	612	135	477
Software development costs, including acquired technology	19,000	8,195	10,805	9,646	6,873	2,773

Total	$23,921	$9,011	$14,910	$10,864	$7,529	$3,335

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Estimated future amortization expense:
Six-months ending December 31, 2009	$1,937
Year ending December 31, 2010	3,400
Year ending December 31, 2011	2,841
Year ending December 31, 2012	2,694
Year ending December 31, 2013	2,694
Thereafter	1,344

Total	$14,910

For the three- and six-months ended June 30, 2009 we capitalized $492 and $636 of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. These costs will be amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. For the three- and six-months ended June 30, 2008, we capitalized $86 and $308 of software development costs.

The additional increases in acquired intangible assets and capitalized software development costs in the second quarter of 2009 are directly related to the transaction with LocationLogic.

The acquired intangibles are being amortized over their useful lives of between five and nineteen years using the straight-line method.

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

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

				% of Total
		% of Total Revenue For		Revenue For
		the Three		the Six
		Months Ended		Months Ended
		June 30,		June 30,
Customer	Segment	2009	2008	2009	2008

Federal Agencies	Government	35%	30%	42%	27%
Customer A	Commercial	28%	23%	24%	29%

		As of June 30, 2009
		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

Federal Agencies	Government	40%	30%
Customer A	Commercial	28%	17%

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Lines of Credit and Financing Arrangements

We have maintained a line of credit arrangement with our principal bank since 2003. In June 2009, we entered into the Third Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with our principal bank. The Loan Agreement provides for a $30,000 revolving line of credit (the “Line of Credit,”) that replaces the Company’s prior $22,000 line of credit with the bank, and a $20,000 five year term loan (the “Term Loan”) that replaces the Company’s $10,000 term loan with the bank. The Line of Credit maturity date is June 25, 2012 and the Term Loan maturity date is June 30, 2014.

Under the Loan Agreement, the Company is obligated to repay all advances or credit extensions made pursuant to the Loan Agreement. The Loan Agreement is secured by substantially all of the Company’s tangible and intangible assets as collateral, except that the collateral does not include any of the Company’s intellectual property.

The Line of Credit includes three sub-facilities: (i) a letter of credit sub-facility pursuant to which the bank may issue letters of credit, (ii) a foreign exchange sub-facility pursuant to which the Company may purchase foreign currency from the bank, and (iii) a cash management sub-facility pursuant to which the bank may provide cash management services (which may include, among others, merchant services, direct deposit of payroll, business credit cards and check cashing services) and in connection therewith make loans and extend credit to the Company. The principal amount outstanding under the Line of Credit accrues interest at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) the bank’s most recently announced “prime rate,” even if it is not the bank’s lowest prime rate (the “Interest Rate”). The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly. Our potential borrowings under the Line of Credit are reduced by the amounts of letters of credit outstanding and a cash management services sublimit which totaled $1,901 at June 30, 2009. As of June 30, 2009, there were no borrowings on our Line of Credit and there were no borrowings on our prior line of credit as of June 30, 2008.

The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) 0.50% above the Interest Rate (3.75% at June 30, 2009). The principal amount outstanding under the Term Loan is payable in sixty (60) equal installments of principal beginning on July 31, 2009 and interest is payable on a monthly basis. As of June 30, 2009, the amount outstanding under the Term Loan was $20,000 and the amount outstanding under our prior term loan was $8,167 as of June 30, 2008. Funds from the increase in the amount of the Term Loan were used primarily for the acquisition of substantially all of the assets of LocationLogic and to retire the June 2007 term loan. In June 2007, we financed a $10,000, five year term loan with interested calculated at the bank’s prime rate plus 0.25%, which was repayable in monthly installments of $167 plus interest.

The Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that require (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Borrowers, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of its business or property; to change its business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber its property; to pay dividends or other distributions or enter into material transactions with an affiliate.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of June 30, 2009, we were in compliance with the covenants related to the Loan Agreement and we believe that we will continue to comply with these covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

In December 2006, we borrowed $5,000 under a 3-year note secured by accounts receivable of one customer. Effective March 28, 2008, we paid this debt in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to $837 at June 30, 2009 less $150 per month for the number of full months until the maturity date on December 28, 2009. The borrowing rate is the London InterBank Offered Rate (LIBOR) plus 500 basis points. As of June 30, 2009, the Company had not borrowed against this line of credit.

As of June 30, 2009, we had approximately $28,936 of unused borrowing availability under available lines of credit.

11.	Income taxes

The provision for income taxes totaled $4,230 and $7,345 for the three- and six-months ended June 30, 2009, as compared to only the alternative minimum tax of $152 and $200 being recorded for the three- and six-months ended June 30, 2008, respectively. Prior to December 31, 2008, the Company had recorded a full valuation allowance for deferred tax assets as a result of uncertainty regarding the ability to fully realize the net operating loss carryforwards and other deferred tax assets. As of December 31, 2008, based on historical taxable income and projections for future taxable income, the Company determined that it is more likely than not that its deferred tax assets will be realized, and reversed the valuation allowance.

There were no significant changes to unrecognized tax benefits during the three- and six-months ended June 30, 2009. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

12.	Commitments and Contingencies

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

In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. TeleCommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our Class A Common Stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate our Class A Common Stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of our Class A Common Stock in the

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act, and that the underwriters violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. On February 15, 2005, the District Court issued an Order preliminarily approving a settlement agreement among class plaintiffs, all issuer defendants and their insurers, provided that the parties agree to a modification narrowing the scope of the bar order set forth in the settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. We intend to continue to defend the lawsuit until the matter is resolved. We have purchased a Directors and Officers insurance policy which we believe should cover any potential liability that may result from these laddering class action claims, but can provide no assurance that any or all of the costs of the litigation will ultimately be covered by the insurance. No reserve has been created for this matter. More than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us.

On July 12, 2006, we filed suit in the United States District Court for the Eastern District of Virginia against Mobile 365 (now Sybase 365, a subsidiary of Sybase Inc.) and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience (“the ’748 patent”), issued to the Company. We resolved the matter with regard to WiderThan Americas, and, during the second quarter of 2007, we received a favorable jury decision that Sybase 365 infringed the claims of our patent. The jury awarded us a one-time monetary payment of damages for past infringement and a post verdict 12% royalty. The jury also found Sybase 365’s infringement willful and upheld the validity of the patent. After the jury verdict, both parties filed post-trial motions. The court denied Sybase 365’s post-trial motion for a new trial or a judgment in its favor, granted our motion for a permanent injunction prohibiting any further infringement by Sybase 365, but stayed the injunction pending the outcome of any appeal that may be filed, reduced the jury verdict damages award by $2.2 million and vacated the jury finding of willful infringement. In the first quarter of 2008, Sybase 365 filed a request for reexamination of the ’748 patent claiming that the patent is invalid. In the second quarter of 2008, the United States Patent and Trademark Office granted the request. There can be no assurances to what extent the matter will continue to be successful, if at all. Additionally, we could become subject to counterclaims or further challenges to the validity of the ’748 patent. On March 31, 2009, the district court entered final judgment on these matters that includes an approximately $12 million damages award and the post verdict 12% royalty. Sybase 365 has appealed the final judgment of the district court to U.S. Court of Appeals for the Federal Circuit. To date, the Company has not received or recorded any revenue or income amounts related to this jury award.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

On July 30, 2009, we filed suits in the United States District Court for the Eastern District of Virginia against Sybase 365, Inc., a subsidiary of Sybase Inc., for patent infringement related to U.S. patent No. 7,460,425, Inter-Carrier Digital Message with User Data Payload Service Providing Phone Number Only Experience, which is related to the patents subject to the prior jury award against Sybase 365, and for infringement related to U.S. patent Nos. 6,891,811, Short Message Service Center Mobile-Originated to Internet Communications, and 7,355,990, Mobile-Originated to HTTP Internet Communications, on technology for permitting two-way communication of short messages between an SMSC or wireless device and an HTTP device or Universal Resource Locator (URL). There can be no assurances to what extent these matters will be successful, if at all. Additionally, we could become subject to counterclaims or further challenges to the validity of the patents.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become party to various legal proceedings arising in the ordinary course of our business.

13.	Subsequent Events

In connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through July 31, 2009, the date these unaudited financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that the resolution of certain patent infringement proceedings will not have a material effect on our consolidated results of operations, financial position or cash flows; (b) that we may realize revenue as a result of infringement claims that we make in enforcing patents; (c) that the WWSS contract vehicle is expected to continue to contribute significant government systems sales through 2011; (d) as to the sufficiency of our capital resources to meet our anticipated cash operating expenses, working capital and capital expenditures and debt service needs for at least the next twelve months, (e) that we expect to realize approximately $124.2 million of backlog in the next twelve months, (f) that we believe that capitalized software development costs will be recoverable from future gross profits (g) regarding our belief that we were in compliance with our loan covenants and that we believe that we will continue to comply with these covenants, (h) regarding our expectations with regard to income tax assumptions and future stock compensation expenses (i) indicating our insurance policies should cover all of the costs of the claims in the IPO laddering class action lawsuit that we will be able to expand our LBS application platform by adding additional applications; and our statements regarding our relationships with certain carriers and LBS providers.

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

Critical Accounting Policies

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified our most critical accounting policies and estimates to be those related to the following:

- Revenue recognition,
- Stock compensation expense,
- Goodwill,
- Acquired intangible assets, and
- Income taxes.

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). See Note 1 to the unaudited interim consolidated financial statements included elsewhere in this Form 10-Q for a list of the standards implemented for the six months ended June 30, 2009.

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

Recent Acquisition

Effective May 19, 2009, we completed the purchase of substantially all of the assets of LocationLogic, a provider of infrastructure, applications and services for carriers and enterprises to deploy location based services. Headquartered in San Rafael, CA with locations in Kansas City and Calgary, Canada, the firm employed 28 employees. Substantially all of the LocationLogic revenue stream is service revenue from hosted infrastructure software and location-based applications. The Company believes the acquisition will enhance our LBS infrastructure platform application portfolio beyond navigation, traffic, and points of interest by adding family locator, mobile resource management, and phone recovery and security applications. It also deepens our longstanding relationships with two of the largest North American carriers and leaders in LBS. The acquisition also added about 11 patents and 11 patent applications that are complementary to our existing patent portfolio. The newly acquired business operations are combined with our Commercial Segment. Pro-Forma financial information has not been provided as the acquisition did not meet the Securities and Exchange Commission’s significance criteria.

Indicators of Our Financial and Operating Performance

Our management monitors and analyzes a number of key performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue and gross profit. We derive revenue from the sales of systems and services including recurring monthly service and subscriber fees, maintenance fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.

•	Gross profit represents revenue minus direct cost of revenue, including certain non-cash expenses. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, non-cash stock-based compensation, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of systems revenue from our Commercial Segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations. Other important sources of our liquidity are our Loan Agreement, lease financings secured for the purchase of equipment and potential borrowings under our credit lines.

•	Balance sheet. We view cash, working capital, accounts receivable balances and days revenue in accounts receivable as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments.

Commercial Segment:

	Three Months				Six Months
	Ended June 30,		2009 vs. 2008		Ended June 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%	2009	2008	$	%

Services revenue	$20.7	$16.5	$4.2	25%	$38.5	$32.1	$6.4	20%
Systems revenue	12.4	9.1	3.3	36%	20.2	19.8	0.4	2%

Commercial segment revenue	33.1	25.6	7.5	29%	58.7	51.9	6.8	13%

Direct cost of services revenue	8.4	7.9	0.5	6%	16.6	15.9	0.7	4%
Direct cost of systems revenue	2.4	2.8	(0.4)	(14)%	4.3	4.9	(0.6)	(12)%

Commercial segment cost of revenue	10.8	10.7	0.1	1%	20.9	20.8	0.1	—

Services gross profit	12.3	8.6	3.7	43%	21.9	16.2	5.7	35%
% of revenue	59%	52%			57%	50%
Systems gross profit	10.0	6.3	3.7	59%	15.9	14.9	1.0	7%

% of revenue	81%	69%			79%	75%
Commercial segment gross profit[1]	$22.3	$14.9	$7.4	50%	$37.8	$31.1	$6.7	22%

% of revenue	67%	58%			64%	60%

[1] See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Commercial services revenue increased 25% and 20%, respectively, for the three- and six-months ended June 30, 2009 versus the comparable periods of 2008.

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

Commercial services revenue in the three- and six-months ended June 30, 2009 was $4.2 million and $6.4 million higher, respectively, than the same periods for 2008 from increased subscriber revenue for LBS applications, service connection deployments of our E9-1-1 services for cellular and VoIP service providers, and an increase in software maintenance revenue, as well as about $2 million of additional subscriber service revenue under former LocationLogic customer contracts following the May 2009 closing.

The direct cost of commercial services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs, and equipment and software maintenance. The direct cost of maintenance revenue consists primarily of compensation and benefits expense. For the three- and six-months ended June 30, 2009, the direct cost of services revenue was $0.5 million and $0.7 million higher, respectively, than the three- and six-months ended June 30, 2008 primarily due to increase in labor and other direct costs related to the operations of the LocationLogic applications. We also incurred a increase in labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for VoIP. For both the three- and six-months ended June 30, 2009, the cost of circuits and other data access costs accounted for approximately 12% of total direct costs of our commercial service revenues. Such costs comprised approximately 14% of the total direct costs of our commercial service revenues for both the three- and six-month periods ended June 30, 2008.

Commercial services gross profit for the three- and six-months ending June 30, 2009 was approximately 43% and 35% higher, respectively, than the corresponding periods in 2008 as a result of higher revenue and improved operating efficiencies.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems incorporating our licensed software for enhanced services, including text messaging and location-based services, to wireless carriers. These systems are designed to incorporate our licensed software. We design our software to ensure that it is compliant with all applicable standards. Licensing fees for our carrier software are generally a function of the volume of its usage in our customers’ networks. As a carrier’s subscriber base or usage increases, the carrier must purchase additional licenses for capacity under its agreement and we receive additional system license revenue. We may also realize license revenues as a result of infringement claims that we successfully make in enforcing our patents.

Commercial systems revenue for the three-month period ended June 30, 2009 was 36% higher than in the comparable period of 2008, due mainly to the purchases of increased licensed text messaging capacity by customers in the second quarter of 2009 compared to the second quarter of 2008. Commercial systems revenue was 2% higher for the six-month period ended June 30, 2009 than for the comparable six-month period of 2008 primarily due to greater purchases of licensed text messaging software which was partly offset by reduced equipment revenue due to a customer hardware refresh in the first half of 2008 with no comparable hardware project in the first half of 2009.

The direct cost of our commercial systems consists primarily of compensation and benefits, purchased equipment, third-party hardware and software, travel expenses, consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. The direct cost of the license component of systems is normally very low, and the gross profit very high since the software development efforts were expensed in prior periods. During the three- and six-months ended June 30, 2009, direct costs of systems included $0.8 million and $1.3 million, respectively, of amortization of software development costs. In the three- and six-months ended June 30, 2008, the composition of the direct cost of our systems was about the same except for $0.6 million and $1.0 million, respectively, of amortization of software development costs. The decrease in the direct costs of systems in the three- and six-months ended June 30, 2009 is due to the absence of a comparable hardware project during the same periods in 2008.

Our commercial systems gross profit as a percentage of revenue was 81% and 79%, respectively, in the three- and six-month periods ended June 30, 2009 versus 69% and 75%, respectively, for the three- and six-months ended June 30, 2008. The gross profit for the three- and six-months ending June 30, 2009 was 59% and 7% higher, respectively, that the same period in 2008 as a result of an increase in higher-margin sales of licensed software capacity and offset by a decrease in lower-margin hardware revenue.

Government Segment:

	Three Months				Six Months
	Ended June 30,		2009 vs. 2008		Ended June 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%	2009	2008	$	%

Services revenue	$13.9	$7.8	$6.1	78%	$26.7	$15.0	$11.7	78%
Systems revenue	20.1	10.5	9.6	91%	52.2	17.4	34.8	200%

Government segment revenue	34.0	18.3	15.7	86%	78.9	32.4	46.5	144%

Direct cost of services revenue	10.4	6.3	4.1	65%	20.6	11.9	8.7	73%
Direct cost of systems revenue	15.8	7.7	8.1	105%	40.8	12.8	28.0	219%

Government segment cost of revenue	26.2	14.0	12.2	87%	61.4	24.7	36.7	149%

Services gross profit	3.5	1.5	2.0	133%	6.1	3.1	3.0	97%
% of revenue	25%	19%			23%	21%
Systems gross profit	4.3	2.8	1.5	54%	11.4	4.6	6.8	148%

% of revenue	21%	27%			22%	26%
Government segment gross profit[1]	$7.8	$4.3	$3.5	81%	$17.5	$7.7	$9.8	127%

% of revenue	23%	23%			22%	24%

[1] See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

For the three- and six-months ended June 30, 2009, Government Segment revenue increased 86% and 144%, respectively, reflecting increases in both services and systems revenue. During the third quarter of 2006, TCS was one of six vendors selected by the U.S. Army to provide secure satellite services and systems under a five year Worldwide Satellite Systems contract vehicle (the “WWSS”), with a possible maximum value of up to $5 billion for the six vendors. The WWSS contract vehicle is expected to continue to generate significant government systems sales through 2011. The Company’s Government Segment has been awarded participation as a prime or sub-contractor to provide similar satellite-based technology under several other contract vehicles. The total potential value of all WWSS awards received by the Company to date is approximately $379 million of which $166 million has been funded.

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue primarily consists of communications engineering, program management, help desk outsource, network design, and management for government agencies. Our Government Segment also operates teleport facilities for data connectivity via satellite including resale of satellite airtime. Government services revenue increased by approximately 78% for both the three- and six-months ended June 30, 2009 versus the comparable period for 2008 as a result of new and expanded-scope contracts for professional services, satellite airtime services using our teleport facilities, and maintenance and field support associated with our systems. Direct cost of government services revenue consists of compensation, benefits and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs increased as a result of the increased volume of services.

Our gross profit from government services was $3.5 million in the three-months ended June 30, 2009 compared to $1.5 million in the same period of 2008. Gross profit was $6.1 million in the six-months ended June 30, 2009 versus $3.1 million in 2008. Gross profit percentage in the three- and six-months ended June 30, 2009 increased as a result of the increase in revenue for maintenance and satellite services without significant incremental costs due to improved utilization of our facilities and satellite air time.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable satellite-based ground stations, and integration of those systems into customer networks. These are largely variations on our SwiftLink® product line, which are lightweight, secure, deployable communications systems, sold to units of the U.S. Department of Defense and other agencies.

Systems sales in our Government Segment were $20.1 million and $52.2 million for the three- and six-months ended June 30, 2009 compared to $10.5 million and $17.4 million for the three- and six-months ended June 30, 2008. The increased sales in three- and six-months ended June 30, 2009 versus the same period in 2008 represents a higher sales volume of our SwiftLink® and deployable communication systems resulting from competitive wins, under the WWSS 5-year contract vehicle.

The cost of our government systems revenue consists of purchased system components, compensation, benefits, travel, and the costs of third-party contractors whom we engage. These costs have increased as a direct result of the increase in volume. These equipment and third-party costs are variable for our various types of products, and margins fluctuate between periods based on the respective product mixes.

Our government systems gross profit increased to $3.5 million and $6.1 million, respectively, in the three- and six-months ended June 30, 2009 from $1.5 million and $3.1 million, respectively, in the comparable periods of 2008 mainly as a result of increased revenue.

Revenue Backlog

As of June 30, 2009 and 2008, we had unfilled orders, or funded backlog, as follows:

	June 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%

Commercial Segment	$102.4	$78.4	$24.0	31%
Government Segment	62.8	37.0	25.8	70%

Total funded contract backlog	$165.2	$115.4	$49.8	43%

Commercial Segment	$102.4	$81.0	$21.4	26%
Government Segment	303.8	125.2	178.6	143%

Total backlog of orders and commitments, including customer options	$406.2	$206.2	$200.0	97%

Expected to be realized within the next 12 months	$124.2	$75.9	$48.3	64%

Funded contract backlog on June 30, 2009 and 2008 was approximately $165.2 million and $115.4 million, respectively, of which the Company expects to recognize approximately $124.2 million in the next twelve months. Total backlog was approximately $406.2 million and $206.2 million at the end of the second quarter of 2009 and 2008, respectively. Funded contract backlog represents contracts for which fiscal year funding has been appropriated by our customers (mainly federal agencies), and for our hosted services is computed by multiplying the most recent month’s recurring revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved. Company backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months				Six Months
	Ended June 30,		2009 vs. 2008		Ended June 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%	2009	2008	$	%

Research and development expense	$4.9	$3.9	$1.0	26%	$9.8	$8.0	$1.8	23%
% of total revenue	7%	9%			7%	9%

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

The expenses we incur relate mainly to software applications which are being marketed to new and existing customers on a global basis. Throughout the three- and six-months ended June 30, 2009 and 2008, research and development was primarily focused on cellular and hosted location-based applications, including Voice over IP E9-1-1, enhancements to our hosted LBS platform, and wireless LBS applications.

For the three- and six-month periods ended June 30, 2009, we capitalized $0.5 million and $0.6 million, respectively, of research and development costs for certain software projects in accordance with the above policy versus $0.1 million and $0.3 million for the three- and six-month periods ended June 30, 2008. The capitalized costs relate to our location-based software. These costs will be amortized on a product-by-product basis using the straight-line method over the products’ estimated useful life, not longer than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

Research and development expenses were higher for the three- and six-month period ended June 30, 2009 versus the comparable periods of 2008, primarily as the result of increased software development labor cost for continuing work on location platform, electronic map applications, VoIP and wireless E9-1-1, text messaging, and deployable satcom technology, and the addition of work on LocationLogic application software following the May 2009 acquisition of that business.

Sales and marketing expense:

	Three Months				Six Months
	Ended June 30,		2009 vs. 2008		Ended June 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%	2009	2008	$	%

Sales and marketing expense	$4.2	$3.6	$0.6	17%	$8.2	$6.7	$1.5	23%
% of total revenue	6%	8%			6%	8%

Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to the U.S. Government primarily through direct sales professionals. Sales and marketing expenses have increased due to additional sales personnel, variable compensation accruals, and expenses associated with the added LocationLogic business.

General and administrative expense:

					Six Months
	Three Months				Ended
	Ended June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%	2009	2008	$	%

General and administrative expense	$8.4	$6.0	$2.4	40%	$15.3	$11.3	$4.0	35%
% of total revenue	13%	14%			11%	13%

General and administrative expense consists primarily of costs associated with management, finance, legal, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The increase of $2.4 million and $4.0 million in the three- and six-months ended June 30, 2009 versus the same periods in 2008, are due primarily to increases in accrued variable compensation costs, legal and intellectual property related fees, and expenses associated with the added LocationLogic business.

Depreciation and amortization of property and equipment:

	Three Months				Six Months
	Ended June 30,		2009 vs. 2008		Ended June 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%	2009	2008	$	%

Depreciation and amortization of property and equipment	$1.4	$1.5	$(0.1)	(7)%	$2.9	$3.0	$(0.1)	(3)%
Average gross cost of property and equipment during the period	$57.5	$49.8			$56.2	$49.0

Depreciation and amortization of property and equipment represent the period costs associated with our investment in computers, telephone equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The estimated useful life of our assets is generally 5 years for furniture, fixtures and leasehold improvements and 3 to 4 years for most other types of assets including computers, software, telephone equipment and vehicles.

Amortization of acquired intangible assets:

	Three Months				Six Months
	Ended June 30,		2009 vs. 2008		Ended June 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%	2009	2008	$	%

Amortization of acquired intangible assets	$0.1	$0.1	$—	NM	$0.2	$0.1	$0.1	100%

The amortization of acquired intangible assets relates to the digital mapping business assets acquired from Kivera, Inc. in 2004, and the wireless location technology assets acquired from LocationLogic LLC in 2009, which are being amortized over their useful lives of between five and nineteen years using the straight-line method.

Interest expense:

	Three Months				Six Months
	Ended June 30,		2009 vs. 2008		Ended June 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%	2009	2008	$	%

Interest expense incurred on notes payable and line of credit	$0.1	$0.2	$(0.1)	(50)%	$0.2	$0.5	$(0.3)	(60)%
Interest expense incurred on capital lease obligations	0.1	0.1	—	—	0.2	0.1	0.1	100%
Amortization of deferred financing fees	0.1	—	0.1	100%	0.1	0.1	—	—

Total interest expense	$0.3	$0.3	$—	—	$0.5	$0.7	$(0.2)	(29)%

Interest expense is incurred under notes payable, a line of credit, and capital lease obligations. Interest on our notes payable is primarily at stated interest rates at the bank’s prime rate plus 0.5% per annum with a minimum rate of 4% and interest on line of credit borrowing is at the bank’s prime rate which was 3.25% per annum as of June 30, 2009 with a minimum rate of 4%. Interest on our capital leases is primarily at stated interest rates of 7.2% per annum.

In June 2009, we entered into the Third Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with our principal bank. The Loan Agreement provides for a $30 million revolving line of credit (the “Line of Credit,”) that replaces the Company’s prior $22 million line of credit and a $20 million five year term loan (the “Term Loan”) that replaces the Company’s existing $10 million term loan. The Line of Credit maturity date is June 25, 2012 and the Term Loan maturity date is June 30, 2014.

The principal amount outstanding under the Line of Credit accrues interest at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) the bank’s most recently announced

“prime rate,” even if it is not bank’s lowest prime rate (the “Interest Rate”). The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly. Our potential borrowings under the Line of Credit are reduced by the amounts of letters of credit outstanding and a cash management services sublimit which totaled $1.9 million at June 30, 2009. As of June 30, 2009 there were no borrowings on our Line of Credit.

The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to the greater of (i) 4% per annum, or (ii) one-half of one percentage point (0.5%) above the Interest Rate (3.75% at June 30, 2009). The principal amount outstanding under the Term Loan is payable in sixty equal installments of principal beginning on July 31, 2009 and interest is payable on a monthly basis ($0.3 million plus interest per month). As of June 30, 2009, the amount outstanding under the Term Loan is $20 million.

In December 2006, we borrowed $5 million from Tatonka Capital under 3 year note secured by accounts receivable of one customer. Effective March 28, 2008, we paid this debt in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal $0.8 million at June 30, 2009 less $0.2 million per month for the number of full months that have expired since the effective date. The maturity date is December 28, 2009. The borrowing rate is the London InterBank Offered Rate (LIBOR) plus one-half of one percentage point (0.5%). As of June 30, 2009, the Company had not borrowed against the Tatonka line.

Interest expense on notes payable in the first half of 2009 was lower than in the first half of 2008 because the average effective borrowing rate was lower and term debt balances were lower. The interest cost of capital lease financings was about the same in both periods.

Deferred financing fees relate to the up-front expenditures at the time of contracting for notes payable and our revolving line of credit facility, which are being amortized over the term of the note or the life of the facility. The higher 2009 amortization reflects fees to borrow the 2009 term loan and the write-off of the previous term loan fees upon its early retirement.

Our total interest and financing expense decreased for the three- and six-months ended June 30, 2009 versus the comparable period of 2008 primarily as a result of retiring our incremental March 2006 and December 2006 borrowings.

Other income/(expense), net:

Other income/(expense), net consists primarily of interest earned on investment accounts, foreign currency translation/transaction gain or loss, which is dependent on international fluctuations in exchange rates. The other components of other income/(expense), net were comparable between periods.

Income taxes:

Income tax expense was $4.2 million and $7.3 million, respectively, for the three- and six-months ended June 30, 2009 representing an effective tax rate of approximately 39%. In the three- and six-months ended June 30, 2008, which was prior to the 2008 year-end reversal of the deferred tax asset (benefit) valuation allowance, we recorded a tax provision of $0.2 million for alternative minimum taxes for both the three- and six-months ended June 30, 2008.

Net income:

	Three Months				Six Months
	Ended June 30,		2009 vs. 2008		Ended June 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%	2009	2008	$	%

Net income	$6.6	$12.0	$(5.4)	(45)%	$11.5	$16.6	$(5.1)	(31)%

Net income decreased for the three- and six-months ended June 30, 2009 versus the comparable three- and six-month periods of 2008 due to increased revenue and gross profit offset primarily by the absence of the effect a one-time gain of $8.1 million net from the sale of a patent, the effect of the

2008 year-end reversal of the deferred tax asset (benefit) valuation allowance and recording of a current year tax provision and other factors discussed above.

Liquidity and Capital Resources

	Six Months
	Ended
	June 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%

Net cash and cash equivalents provided by/(used in):
Income	$11.5	$16.6	$(5.1)	(31)%
Non-cash charges	6.6	6.7	(0.1)	(1)%
Deferred income tax provision	6.7	—	6.7	100%
Net changes in working capital including changes in other assets	(3.3)	(4.4)	1.1	25%

Operating activities	21.5	18.9	2.6	14%
Acquisition of LocationLogic assets	(15.0)	—	(15.0)	(100)%
Purchases of property and equipment	(0.6)	(1.7)	1.1	65%
Capitalized software development costs	(0.6)	(0.3)	(0.3)	(100)%
Proceeds from new borrowings	20.0	—	20.0	100%
Other financing activities	(5.3)	(4.7)	(0.6)	(13)%

Net increase in cash	$20.0	$12.2	$7.8	64%

Days revenue in accounts receivable, including unbilled receivables at quarter-end	92	89

Capital resources:  We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, debt financing, capital leases to fund fixed asset purchases, and issuance of new common stock.

Sources and uses of cash:  The Company’s cash and cash equivalents balance was approximately $59.0 million at June 30, 2009, a $30.8 million increase from $28.2 million at June 30, 2008.

Operating activities:  Cash generated by operations increased to $21.5 million for the six-months ended June 30, 2009 compared to cash generated by operations of $18.9 million for the same period in 2008. Cash in 2008 included receipt of $8.1 million by the Company for the sale of a patent.

Investing activities:  On May 19, 2009, the Company completed the transaction with LocationLogic for proceeds of $25 million consisting of $15 million of cash and approximately 1.4 million of the Company shares worth $10 million . Fixed asset additions were approximately $0.6 million for the six-months ended June 30, 2009, and $1.7 million for the six-months ended June 30, 2008. Investments were also made in development of carrier software for resale which had reached the stage of development calling for capitalization, in the amounts approximately $0.6 million and $0.3 million for the six-months ended June 30, 2009 and 2008, respectively.

Financing activities:  On June 26, 2009, we increased our revolving line of credit to $30 million from $22 million with our principal bank and extended the maturity date to June 2012 from June 2010. The line of credit available is reduced by the amount of letters of credit outstanding and cash management services sublimit, which was $1.9 million at June 30, 2009. As of June 30, 2009, we had no borrowings outstanding under our bank line of credit and had approximately $28.1 million of unused borrowing availability under the line.

Under the Loan Agreement, the Company is obligated to repay all advances or credit extensions made pursuant to the Loan Agreement. The Loan Agreement is secured by substantially all of the

Company’s tangible and intangible assets as collateral, except that the collateral does not include any of the Company’s intellectual property.

The Line of Credit includes three sub-facilities: (i) a letter of credit sub-facility pursuant to which the bank may issue letters of credit, (ii) a foreign exchange sub-facility pursuant to which the Company may purchase foreign currency from the bank, and (iii) a cash management sub-facility pursuant to which the bank may provide cash management services (which may include, among others, merchant services, direct deposit of payroll, business credit cards and check cashing services) and in connection therewith make loans and extend credit to the Company. The principal amount outstanding under the Line of Credit accrues interest at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) the bank’s most recently announced “prime rate,” even if it is not the Interest Rate. The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly. Our potential borrowings under the Line of Credit are reduced by the amounts of letters of credit outstanding and cash management services sublimit which totaled $1.9 million at June 30, 2009. As of June 30, 2009 there were no borrowings on our Line of Credit.

The principal amount outstanding under the Term Loan accrues interest at the greater of (i) 4% per annum, or (ii) a floating per annum rate equal to one-half of one percentage point (0.50%) above the Interest Rate (3.75% at June 30, 2009). The principal amount outstanding under the Term Loan is payable in sixty (60) equal installments of principal beginning on July 31, 2009 and interest is payable on a monthly basis ($0.3 million plus interest per month). As of June 30, 2009, the amount outstanding under the Term Loan is $20 million. Funds from the increase in the amount of the Term Loan were used primarily for the acquisition of substantially all of the assets of LocationLogic and to retire the June 2007 term loan. In June 2007, we financed a $10 million, five year term loan with interested calculated at the bank’s prime rate plus 0.25% which was repayable in monthly installments of $0.2 million plus interest.

The Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that requires (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Company, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of their business or property; to change their business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber their property; to pay dividends or other distributions or enter into material transactions with an affiliate of the Company.

As of June 30, 2009, we were in compliance with the covenants related to the Loan Agreement and we believe that we will continue to comply with these covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

As of June 30, 2009, we had approximately $28.1 million of unused borrowing availability under available line of credit.

On December 28, 2006, we issued a $5 million note for a term of three years, secured by accounts receivable of one customer to Tatonka Capital. Effective March 28, 2008, we paid the term loan in full, and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to $0.8 million at June 30, 2009 less $0.2 million per month through December 28, 2009. The borrowing rate is the London InterBank Offered Rate (LIBOR) plus 500 basis points. As of June 30, 2009, we had no borrowings outstanding and $0.8 million in unused borrowing availability under the line.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have borrowing capacity available to us in the form of capital leases as well as a line of credit arrangement with our principal bank which expires in June 2012. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had standby letters of credit issued on our behalf of approximately $0.4 million, principally pursuant to a contracting requirement for our Government segment’s City of Baltimore services contract.

Contractual Commitments

As of June 30, 2009, our most significant commitments consisted of purchase obligations, term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of June 30, 2009 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total

Term loan	$4.7	$9.0	$8.3	$—	$22.0
Capital lease obligations	3.2	4.7	0.9	—	8.8
Operating leases	3.7	3.9	1.6	—	9.2
Purchase obligations	8.4	7.9	—	—	16.3

Total contractual commitments	$20.0	25.5	$10.8	$—	$56.3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2008 Annual Report on Form 10-K.

Foreign Currency Risk

For the three- and six-month periods ended June 30, 2009, we generated $1.9 million and $4.6 million of revenue, respectively, outside the U.S., mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of June 30, 2009, we had $1.3 million billed accounts receivable that were denominated in foreign currencies and would be exposed to foreign currency exchange risk. During 2009, our average receivables subject to foreign currency exchange risk were $0.5 million. We have not had a material balance of unbilled receivables denominated in foreign currency at any point in 2009. We have recorded immaterial transaction losses or gains of foreign currency denominated deferred revenue for both the three- and six-months ended June 30, 2009.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2009.

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. TeleCommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our Class A Common Stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate our Class A Common Stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of our Class A Common Stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act, and that the underwriters violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. On February 15, 2005, the District Court issued an Order preliminarily approving a settlement agreement among class plaintiffs, all issuer defendants and their insurers, provided that the parties agree to a modification narrowing the scope of the bar order set forth in the settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an option preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. We intend to continue to defend the lawsuit until the matter is resolved. We have purchased a Directors and Officers insurance policy which we believe should cover any potential liability that may result from these laddering class action claims, but can provide no assurance that any or all of the costs of the litigation will ultimately be covered by the insurance. No reserve has been created for this matter. More than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us.

On July 12, 2006, we filed suit in the United States District Court for the Eastern District of Virginia against Mobile 365 (now Sybase 365, a subsidiary of Sybase Inc.) and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience (“the ’748 patent”), issued to the Company. We resolved the matter with regard to WiderThan Americas, and, during the second quarter of 2007, we received a favorable jury decision that Sybase 365 infringed the claims of our patent. The jury awarded us a one-time monetary payment of damages for past infringement and a post verdict 12% royalty. The jury also found Sybase 365’s infringement willful and upheld the validity of the patent. After the jury verdict, both parties filed post-trial motions. The court denied Sybase 365’s post-trial motion for a new trial or a judgment in its favor, granted our motion for a permanent injunction prohibiting any further infringement by Sybase 365, but stayed the injunction pending the outcome of any appeal that may be filed, reduced the jury verdict damages award by $2.2 million and vacated the jury finding of willful infringement. In the first quarter of 2008, Sybase 365 filed a request for reexamination of the ’748 patent claiming that the patent is invalid. In the second quarter of 2008, the United States Patent and Trademark Office granted the request and began the requested reexamination of the ’748 patent. There can be no assurances to what extent the matter will continue to be successful, if at all. Additionally, we could become subject to counterclaims or further challenges to the validity of the ’748 patent. On March 31, 2009, the district court entered final judgment on these matters that includes an approximately $12 million damages award and the post verdict 12% royalty. Sybase 365 has appealed the final judgment of the district court to U.S. Court of Appeals for the Federal Circuit. To date, the Company has not received or recorded any revenue or income amounts related to this jury award.

On July 30, 2009, we filed suits in the United States District Court for the Eastern District of Virginia against Sybase 365, Inc., a subsidiary of Sybase Inc., for patent infringement related to U.S. patent No. 7,460,425, Inter-Carrier Digital Message with User Data Payload Service Providing Phone Number Only Experience, which is related to the patents subject to the prior jury award against Sybase 365, and for infringement related to U.S. patent Nos. 6,891,811, Short Message Service Center Mobile-Originated to Internet Communications, and 7,355,990, Mobile-Originated to HTTP Internet Communications, on technology for permitting two-way communication of short messages between an SMSC or wireless device and an HTTP device or Universal Resource Locator (URL). There can be no assurances to what extent these matters will be successful, if at all. Additionally, we could become subject to counterclaims or further challenges to the validity of the patents.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 1A.	Risk Factors

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K except for the following:

We may incur losses if we are unable to resell products and services for which we have contractual minimum purchase obligations.

We have been able to negotiate favorable pricing terms for certain services and supplies that are used in our product and service offerings. Those favorable pricing terms are contingent on various minimum purchase commitments. If we are unable to find customers and negotiate favorable customer terms and conditions for those services and supplies, we may incur related losses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Effective May 19, 2009, the Company completed the purchase of substantially all of the assets of LocationLogic in accordance with the Purchase Agreement. The Purchase Agreement provides for the acquisition of substantially all of the assets and the assumption of certain liabilities of LocationLogic by the Company. Pursuant to the terms of the Purchase Agreement, the Company issued approximately 1.4 million shares of its Class A Common Stock as part of the transaction. We relied on the exemption from registration afforded by Rule 506 of Regulation D under the Securities Act and/or Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

Item 4.	Submission of Matters to a Vote of Security Holders

Each share of our Class A Common Stock is entitled to one vote per share and each share of our Class B Common Stock is entitled to three votes per share.

At our Annual Meeting of Shareholders held on June 11, 2009 (the “Annual Meeting”), the following members were re-elected to the Board of Directors:

Terms Expiring in 2012	Affirmative Votes	Votes withheld

Jan C. Huly	39,469,067	2,981,275
Weldon H. Latham	38,136,012	4,314,330
Terms expiring in 2011
Thomas M. Brandt, Jr.	36,073,057	6,377,285
Terms expiring in 2010
Richard A. Young	38,997,418	3,452,924

The term of the following Directors continued after the Annual Meeting: Maurice B. Tosé, Clyde A. Heintzelman, Richard A. Kozak, and James M. Bethmann.

There were no other items submitted to the shareholders for a vote at the meeting.

Item 6.	Exhibits

Exhibit
Numbers	Description

10.50	Third Amended and Restated Loan and Security Agreement among TeleCommunication Systems, Inc., Longhorn Acquisition, LLC and Silicon Valley Bank dated June 26, 2009
10.51	TeleCommunication Systems, Inc. Deferred Compensation Plan
31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
31.2	Certification of CFO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of July 2009.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé July 31, 2009	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. July 31, 2009	Senior Vice President and Chief Financial Officer (Principal Financial Officer)