Form 10-Q/A
period 2009-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2009-08-03
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE
We are amending the previously filed Form 10-Q filed July 31, 2009 for the period ending June 30, 2009 to include the inadvertently omitted Exhibit 31.1 Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

INDEX

TELECOMMUNICATION SYSTEMS, INC.

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations for the three- and six-months ended June 30, 2009 and 2008 (Unaudited)	1
	Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	2
	Consolidated Statement of Stockholders’ Equity for the six-months ended June 30, 2009 (Unaudited)	3
	Consolidated Statements of Cash Flows for the six-months ended June 30, 2009 and 2008 (Unaudited)	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	36
Item 6.	Exhibits	37
SIGNATURES		38
Ex-10.50
EX-10.51
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

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