Form 10-K/A
period 2008-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2009-08-24
CIK 1111665

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
     Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, Par Value $0.01 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
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
     As of January 31, 2009 there were 38,559,279 shares of Class A Common Stock and 6,876,334 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated

Portions of the registrant’s Proxy Statement for the	Part III
Annual Meeting of Stockholders to be held June 11, 2009
* Excludes 1,478,026 shares of Class A Common Stock and 7,226,334 shares of Class B Common Stock deemed to be held by stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2008. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

EXPLANATORY NOTE
We are filing this Amendment No. 1 on From 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2008, which was originally filed on March 3, 2009 (the “Original Filing”), for the sole purpose of including the inadvertently omitted Exhibit 12.1 Supplemental Financial Statement Schedule II.
Except as described above, this Amendment does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date. Currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TeleCommunication Systems, Inc.
By:	/s/ Thomas M. Brandt, Jr.
Thomas M. Brandt, Jr.
Chief Financial Officer and Senior Vice President (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Numbers	Description

12.1	Supplemental Financial Statement Schedule II
31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
31.2	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002