Form 10-Q
period 2009-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2009-11-03
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
as of September 30,
Title of Each Class	2009

Class A Common Stock, par value
$0.01 per share	42,273,555
Class B Common Stock, par value
$0.01 per share	6,391,334

Total Common Stock Outstanding	48,664,889

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Income
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue
Services	$39,300	$24,902	$104,518	$72,002
Systems	32,309	31,629	104,728	68,853

Total revenue	71,609	56,531	209,246	140,855

Direct costs of revenue
Direct cost of services revenue	21,245	15,486	58,434	43,323
Direct cost of systems revenue, including amortization of software development costs of $781, $560, $2,103 and $1,529, respectively	22,153	23,588	67,307	41,299

Total direct cost of revenue	43,398	39,074	125,741	84,622

Services gross profit	18,055	9,416	46,084	28,679
Systems gross profit	10,156	8,041	37,421	27,554

Total gross profit	28,211	17,457	83,505	56,233

Operating costs and expenses
Research and development expense	5,823	3,815	15,612	11,838
Sales and marketing expense	3,579	3,128	11,742	9,822
General and administrative expense	7,665	6,071	22,955	17,386
Depreciation and amortization of property and equipment	1,571	1,474	4,459	4,470
Amortization of acquired intangible assets	222	37	381	111

Total operating costs and expenses	18,860	14,525	55,149	43,627

Gain on sale of patent	—	—	—	8,060

Income from operations	9,351	2,932	28,356	20,666
Interest and financing expenses	(371)	(205)	(784)	(734)
Amortization of debt issuance expenses	(16)	(27)	(74)	(173)
Other income/(expense), net	43	171	327	(105)

Income before income taxes	9,007	2,871	27,825	19,654
Provision for income taxes	(3,596)	(114)	(10,941)	(314)

Net income	$5,411	$2,757	$16,884	$19,340

Net income per share-basic	$0.11	$0.06	$0.36	$0.45

Net income per share-diluted	$0.10	$0.06	$0.33	$0.42

Weighted average shares outstanding-basic	48,233	43,312	46,865	42,693

Weighted average shares outstanding-diluted	52,862	49,218	51,804	46,223

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$79,296	$38,977
Accounts receivable, net of allowance of $350 in 2009 and $285 in 2008	42,583	61,827
Unbilled receivables	22,860	21,797
Inventory	8,879	2,715
Deferred income taxes	9,736	9,736
Other current assets	4,221	3,869

Total current assets	167,575	138,921
Property and equipment, net of accumulated depreciation and amortization of $45,386 in 2009 and $41,268 in 2008	15,228	12,391
Software development costs, net of accumulated amortization of $8,975 in 2009 and $6,873 in 2008	9,450	2,773
Acquired intangible assets, net of accumulated amortization of $1,038 in 2009 and $656 in 2008	3,883	562
Goodwill	13,377	1,813
Deferred income taxes	14,322	24,309
Other assets	3,929	1,190

Total assets	$227,764	$181,959

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$26,130	$34,345
Accrued payroll and related liabilities	12,724	17,243
Deferred revenue	9,683	4,349
Current portion of capital lease obligations and notes payable	6,739	3,837

Total current liabilities	55,276	59,774
Capital lease obligations and notes payable, less current portion, and other long term liabilities	21,920	7,913
Stockholders’ Equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 42,273,555 in 2009 and 38,527,234 in 2008	423	385
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 6,391,334 in 2009 and 6,876,334 in 2008	64	69
Additional paid-in capital	259,835	240,559
Accumulated other comprehensive income	115	12
Accumulated deficit	(109,869)	(126,753)

Total stockholders’ equity	150,568	114,272

Total liabilities and stockholders’ equity	$227,764	$181,959

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income	Deficit	Total

Balance at January 1, 2009	$385	$69	$240,559	$12	$(126,753)	$114,272
Options exercised for the purchase of 1,096,634 shares of Class A Common Stock	11	—	3,677	—	—	3,688
Issuance of 61,242 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	385	—	—	386
Issuance of 1,393,715 shares of Class A Common Stock in connection with the acquisition of the assets of LocationLogic LLC	14	—	9,986	—	—	10,000
Conversion of 485,000 shares of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—
Issuance of 9,728 shares of Restricted Class A Common Stock	—	—	9	—	—	9
Exercise of 700,002 warrants for Class A Common Stock	7	—	1,673	—	—	1,680
Stock compensation expense	—	—	3,546	—	—	3,546
Net unrealized gain on securities	—	—	—	102	—	102
Foreign currency translation adjustment	—	—	—	1	—	1
Net income	—	—	—	—	16,884	16,884

Balance at September 30, 2009	$423	$64	$256,835	$115	$(109,869)	$150,568

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Operating activities:
Net income	$16,884	$19,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,459	4,470
Amortization of software development costs	2,103	1,529
Non-cash stock compensation expense	3,546	2,798
Deferred tax benefit	9,987	—
Amortization of deferred financing fees	74	173
Impairment of marketable securities	15	699
Write-off of capitalized software	763	—
Amortization of acquired intangible assets	381	111
Other non-cash expense	37	54
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	19,390	(5,967)
Unbilled receivables	117	(14,469)
Inventory	(6,164)	1,183
Other current assets	54	140
Other assets	(2,739)	156
Accounts payable and accrued expenses	(7,849)	12,926
Accrued payroll and related liabilities	(4,844)	4,697
Deferred revenue	5,334	24

Total net cash provided by operating activities	41,548	27,864
Investing activities:
Acquisition, net of cash acquired	(15,000)	—
Purchases of property and equipment	(937)	(2,152)
Capitalized software development costs (excluding write-off of capitalized software)	(823)	(381)

Total net cash used in investing activities	(16,760)	(2,533)
Financing activities:
Proceeds from issuance of long-term debt	20,000	—
Payments on long-term debt and capital lease obligations	(10,224)	(6,704)
Proceeds from exercise warrants	1,680	—
Proceeds from exercise of stock options and sale of stock	4,075	4,094

Total net cash provided by/(used in) financing activities	15,531	(2,610)
Total net increase in cash	40,319	22,721
Cash and cash equivalents at the beginning of the period	38,977	15,955

Cash and cash equivalents at the end of the period	$79,296	$38,676

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
September 30, 2009
(amounts in thousands, except share and per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2008 Annual Report on Form 10-K.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Deferred Compensation Plan.  The Company adopted a non-qualified deferred compensation arrangement to fund certain supplemental executive retirement and deferred income plans. Under the terms of the arrangement, the participants may elect to defer the receipt of a portion of their compensation and each participant directs the manner in which their investments are deemed invested. The funds are held by the Company in a rabbi trust which include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market. The funds are included in other assets and other long term liabilities on the Consolidated Balance Sheet.

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

Stock-Based Compensation.  We have two stock-based employee compensation plans: our Fifth Amended and Restated 1997 Stock Incentive Plan (the “Stock Incentive Plan”) and our Employee Stock Purchase Plan (the “ESPP”). We have also previously issued restricted stock to directors and certain key executives. We record compensation expense for all stock-based compensation plans using the fair value method prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10. Our non-cash stock compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in Note 3.

Earnings per share.  Basic income per common share is based upon the average number of shares of common stock outstanding during the period. Stock options to purchase approximately 2.1 million shares for both the three- and nine-months ended September 30, 2009 and 1.8 million and 3.7 million shares for the three- and nine-months ended September 30, 2008 were excluded from the computation of

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

diluted net income per share because their inclusion would have been anti-dilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic weighted average common shares outstanding	48,233	43,312	46,865	42,693
Dilutive options outstanding	4,629	4,787	4,939	2,654
Dilutive warrants outstanding	—	1,119	—	876

Diluted weighted average common shares outstanding used in the calculation of diluted income per share	52,862	49,218	51,804	46,223

Income Taxes.  Income tax amounts and balances are accounted for using the asset and liability method of accounting for income taxes as prescribed by FASB ASC 740-10. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting basis and tax basis of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss and income tax credit carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are projected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income in the tax jurisdictions in which the deferred tax assets are located. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

The income tax provision includes U.S. federal, state and local income taxes and is based on pre-tax income or loss. The interim period provision or benefit for income taxes is based upon the Company’s estimate of its annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of the Company to use income tax credits and net operating loss carryforwards.

The Company adopted FASB ASC 740-10-65 on January 1, 2007, which prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FASB ASC 740-10-65 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting interim periods, disclosure and transition. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. Upon the adoption, the estimated amount of the Company’s uncertain tax positions was a liability of $2,736 resulting from unrecognized net tax benefits which did not include interest and penalties. The Company recorded the estimated amount of its uncertain tax position by reducing the value of certain tax attributes. The Company would classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for three- and nine-months ended September 30, 2009 and 2008 or the consolidated balance sheets at September 30, 2009 and 2008. The Company is subject to U.S. federal income tax as well as state and local tax in various jurisdictions. As of September 30, 2009, open tax years in the federal and some state jurisdictions date back to 1999, due to the taxing authorities’ ability to adjust operating loss carry forwards.

Recent Accounting Pronouncements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-14 to ASC topic 985, “Certain Revenue Arrangements That Include Software Elements.” This update removes tangible products from the scope of software revenue guidance and provides guidance on determining whether

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 will be applied prospectively for new or materially modified arrangements in fiscal years beginning after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 to ASC topic 605 “Revenue Recognition — Multiple Deliverable Revenue Arrangements.” This update addresses how to determine whether an arrangement involving multiple deliverables contains one or more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This update also established a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor — specified or third-party evidence is available. ASU 2009-13 may be applied retrospectively or prospectively for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010, with early adoption is permitted. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

In June 2009, the FASB issued ASC 105 “The FASB Accounting Standards Codification (the “Codification”) which became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. This guidance was effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Codification did not change or alter existing GAAP and did not have any impact on the Company’s results of operations, cash flows or financial position.

In June 2009, the FASB issued ASC 810 which eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying prior authoritative literature. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. ASC 810 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of ASC 810 to have a material impact on its results of operations, cash flows or financial position.

In June 2009, the FASB issued ASC 860 which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of ASC 860 to have a material impact on its financial statements.

In May 2009, the FASB issued ASC 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. ASC 855 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted ASC 855 in the second

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

quarter of 2009. This adoption did not have an effect on the Company’s results of operations, cash flows or financial position. See Note 13 for the disclosures regarding ASC 855.

In December 2007, the FASB issued ASC 805-10 which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. This guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC 805-10 is effective for acquisitions made by us after December 31, 2008. This guidance was effective for the Company beginning in the first quarter of 2009. Effective May 19, 2009, the Company completed the acquisition of substantially all of the assets of LocationLogic LLC (see Note 2).

In December 2007, the FASB issued ASC 810-10-65 which establishes the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This guidance was effective for the Company beginning in the first quarter of 2009 and did not have any impact on the Company’s financial statements.

In September 2006, the FASB issued ASC 820-10 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 is effective for fiscal years beginning after November 15, 2008. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of ASC 820-10 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of ASC 820-10 for financial assets and liabilities in the first quarter of 2008 did not have an effect on the Company’s results of operations, cash flows or financial position. The Company adopted ASC 820-10 for non-financial assets and liabilities in the first quarter of 2009. This adoption did not have an effect on the Company’s results of operations, cash flows or financial position. See Note 5 for the disclosures regarding ASC 820-10.

2.	Acquisition and Related Financing

Effective May 19, 2009, the Company completed the acquisition of substantially all of the assets of LocationLogic LLC (“LocationLogic”), formerly Autodesk, Inc.’s Location Services Business, in accordance with an Asset Purchase Agreement (the “Purchase Agreement”). The Purchase Agreement provided for the acquisition of substantially all of the assets and the assumption of certain liabilities of LocationLogic by the Company. Under the acquisition method of accounting for business combinations (ASC 805-10), the purchase price is allocated to the assets acquired and the liabilities assumed based on their estimated fair market values at the acquisition date. Operating results of LocationLogic are reflected in the Company’s consolidated financial statements from the date of acquisition and are integrated into the commercial services segment.

The purchase price of the LocationLogic Assets was $25,000, comprised of $15,000 paid in cash and $10,000, or approximately 1.4 million shares, paid in the Company’s Class A Common Stock. The acquisition cash came from a combination of available funds from operations and through borrowings against the Company’s term loan debt (see Note 10). The total purchase price has been allocated based on the estimated fair value of the acquired tangible and intangible assets and assumed liabilities, with the excess of the purchase price over the assets acquired and liabilities assumed being allocated to goodwill. The valuation has resulted in the recognition of $11,565 of goodwill, which will be deductible for tax purposes.

LocationLogic was a privately held provider of infrastructure, applications, and services for carriers and enterprises to deploy location-based services. LocationLogic’s business and consumer applications

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

and platform software provide location-enabling services and tools to deploy reliable, high tech information for wireless users. Substantially all of the LocationLogic revenue stream is recurring service revenue from hosted infrastructure software and location-based applications. As a result of the acquisition, the Company expects to expand our location-based services (“LBS”) application portfolio beyond navigation, traffic, and points of interest by adding family locator, mobile resource management, and phone recovery and security applications. It also deepens our longstanding relationships with two of the largest North American carriers and leaders in LBS.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Assets:
Accounts receivable, net	$1,324
Other current assets	421
Property and equipment	865
Acquired technology and software development costs	3,703
Acquired intangible assets	8,720
Goodwill	11,565

Total assets	$26,598
Liabilities:
Accounts payable and accrued expenses	$1,273
Accrued payroll and related liabilities	325

Total liabilities	$1,598

Net assets acquired	$25,000

The Consolidated Balance Sheets as of September 30, 2009 reflects this preliminary allocation which will be finalized by May 18, 2010.

3.	Stock-Based Compensation

Stock based compensation expense for all awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with ASC 718-10. We recognized compensation expense net of estimated forfeitures over the requisite service period, which is generally the vesting period of 5 years. The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company estimates forfeitures based on historical experience and the expected term of the options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not paid and does not anticipate paying dividends in the near future.

We also recognize non-cash stock compensation expense for restricted stock issued to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. We had 30,213 shares of restricted stock outstanding as of September 30, 2009. We expect to record future stock compensation expense of $157 as a result of the restricted stock grants outstanding as of September 30, 2009 that will be recognized over the remaining vesting period in 2009 and 2010.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The material components of our stock compensation expense are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Stock Compensation:
Stock options granted at fair value	$1,290	$846	$3,364	$2,661
Restricted stock	52	25	117	80
Employee stock purchase plan	21	29	65	57

Total stock compensation expense	$1,363	$900	$3,546	$2,798

Non-cash stock compensation included in our continuing operations in the accompanying Consolidated Statements of Income is as follows:

	Three Months Ended September 30,
	2009			2008
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$381	$171	$552	$278	$119	$397
Direct cost of systems	64	262	326	41	159	200

Total stock compensation included in direct costs of revenue	$445	$433	$878	$319	$278	$597

	Nine Months Ended September 30,
	2009			2008
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$991	$445	$1,436	$864	$370	$1,324
Direct cost of systems	166	682	848	128	494	622

Total stock compensation included in direct costs of revenue	$1,157	$1,127	$2,284	$992	$864	$1,856

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Stock compensation included in operating expenses:
Research and development expense	$317	$197	$826	$612
Sales and marketing expense	110	65	286	203
General and administrative expense	58	41	150	127

Total stock compensation included in operating expenses	$485	$303	$1,262	$942

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option activity and related information for the nine-months ended September 30, 2009 is as follows:

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price

Outstanding, beginning of year	11,676	$3.77
Granted	1,997	$8.04
Exercised	(1,097)	$3.37
Forfeited	(329)	$5.78

Outstanding, at September 30, 2009	12,247	$4.45

Exercisable, at September 30, 2009	7,146	$3.96

Vested and expected to vest at September 30, 2009	11,368	$4.35

Estimated weighted-average grant-date fair value of options granted during the period	$4.56

Weighted-average remaining contractual life of options outstanding at end of period	6.39 years

Exercise prices for options outstanding at September 30, 2009 ranged from $1.07 to $26.05 as follows (all share amounts in thousands):

			Weighted-Average
		Weighted-Average	Remaining Contractual		Weighted-Average
	Options	Exercise Prices of	Life of Options	Options	Exercise Prices of
Exercise Prices	Outstanding	Options Outstanding	Outstanding (Years)	Exercisable	Options Exercisable

$ 1.07 - $1.84	91	$1.71	3.29	91	$1.71
$ 1.84 - $2.99	2,673	$2.48	6.02	2,202	$2.47
$ 2.99 - $4.68	5,431	$3.33	6.29	2,972	$3.34
$ 4.68 - $7.45	2,517	$6.71	5.39	1,850	$6.70
$ 7.45 - $17.37	1,531	$8.23	9.31	27	$8.89
$17.37 - $26.05	4	$26.05	0.65	4	$26.05

	12,247			7,146

As of September 30, 2009, we estimate that we will recognize $6,520 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3.22 years, of which we estimate $1,235 will be recognized during the remainder of 2009.

In using the Black-Scholes model to calculate the fair value of our stock options, our assumptions were as follows:

	Nine Months Ended September 30,
	2009	2008

Expected life (in years)	5.5	5.5
Risk-free interest rate(%)	1.65%-2.61%	2.65%-3.33%
Volatility(%)	63%-64%	60%-67%
Dividend yield(%)	0%	0%

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Supplemental Disclosure of Cash Flow Information and Noncash Investing and Financing Activities

Property and equipment acquired under capital leases totaled $913 and $5,492 during the three- and nine-months ended September 30, 2009, respectively. We acquired $879 and $2,744 of property under capital leases during the three- and nine-months ended September 30, 2008, respectively.

Interest paid totaled $371 and $784 during the three- and nine-months ended September 30, 2009, respectively. We paid $205 and $734 in interest for the three- and nine-months ended September 30, 2008, respectively.

Alternative minimum income taxes and estimated state income taxes paid totaled $221 and $1,100 during the three- and nine-months ended September 30, 2009 and were $114 and $314 for the three- and nine-months ended September 30, 2008, respectively.

On May 19, 2009, the Company acquired substantially all of the assets of LocationLogic for a purchase price $25,000 consisting of $15,000 paid in cash and $10,000 of noncash financing for the issuance of approximately 1.4 million shares of the Company’s Class A Common.

5.	Fair Value Measurement

ASC 820-10 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Level 3: Observable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements and the necessary disclosures are as follow:

	Fair Value	Fair Value Measurements at
	as of	9/30/2009
	9/30/2009	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$79,296	$79,296	$—	$—
Marketable securities available for sale	60	60	—	—
Deferred compensation plan investments	1,619	1,619	—	—

Assets at Fair Value	$80,975	$80,975	$—	$—

Liabilities
Deferred compensation	$1,639	$1,639	$—	$—

Liabilities at Fair Value	$1,639	$1,639	$—	$—

The fair value of marketable securities are based on quoted market prices from various stock exchanges. The Company also holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. The funds held are all managed by a third party, and

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market. The related deferred compensation liabilities are valued based on the underlying investment selections held in each participant’s account.

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired. In the first nine months of 2009, there were no required fair value measurements for assets and liabilities measured at fair value on a non-recurring basis, except as discussed in Note 2 for the LocationLogic acquisition.

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

The following table sets forth results for our reportable segments for the three- and nine-months ended September 30, 2009 and 2008, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Three Months Ended September 30,
	2009			2008
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$23,619	$15,681	$39,300	$15,720	$9,182	$24,902
Systems	9,512	22,797	32,309	6,981	24,648	31,629

Total revenue	33,131	38,478	71,609	22,701	33,830	56,531

Operating costs and expenses
Direct cost of services	8,770	12,475	21,245	8,166	7,320	15,486
Direct cost of systems	2,543	19,610	22,153	2,449	21,139	23,588

Total direct costs	11,313	32,085	43,398	10,615	28,459	39,074

Gross profit
Services gross profit	14,849	3,206	18,055	7,554	1,862	9,416
Systems gross profit	6,969	3,187	10,156	4,532	3,509	8,041

Total gross profit	$21,818	$6,393	$28,211	$12,086	$5,371	$17,457

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Nine Months Ended September 30,
	2009			2008
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$62,074	$42,444	$104,518	$47,809	$24,193	$72,002
Systems	29,706	75,022	104,728	26,761	42,092	68,853

Total revenue	91,780	117,466	209,246	74,570	66,285	140,855

Operating costs and expenses
Direct cost of services	25,337	33,097	58,434	24,031	19,292	43,323
Direct cost of systems	6,874	60,433	67,307	7,338	33,961	41,299

Total direct costs	32,211	93,530	125,741	31,369	53,253	84,622

Gross profit
Services gross profit	36,737	9,347	48,084	23,778	4,901	28,679
Systems gross profit	22,832	14,589	37,421	19,423	8,131	27,554

Total gross profit	$59,569	$23,936	$83,505	$43,201	$13,032	$56,233

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Total segment gross profit	$28,211	$17,457	$83,505	$56,233
Research and development expense	(5,823)	(3,815)	(15,612)	(11,838)
Sales and marketing expense	(3,579)	(3,128)	(11,742)	(9,822)
General and administrative expense	(7,665)	(6,071)	(22,955)	(17,386)
Depreciation and amortization of property and equipment	(1,571)	(1,474)	(4,459)	(4,470)
Amortization of acquired intangible assets	(222)	(37)	(381)	(111)
Interest expense	(371)	(205)	(784)	(734)
Amortization debt issuance expenses	(16)	(27)	(74)	(173)
Other income/(expense), net	43	171	327	(105)
Gain on sale of patent	—	—	—	8,060

Income before taxes	9,007	2,871	27,825	19,654
Provision for income taxes	(3,596)	(114)	(10,941)	(314)

Net income	$5,411	$2,757	$16,884	$19,340

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Inventory

Inventory consisted of the following:

	Sept. 30,	Dec. 31,
	2009	2008

Component parts	$5,292	$1,763
Finished goods	3,587	952

Total inventory at period end	$8,879	$2,715

8.	Acquired Intangible Assets and Capitalized Software Development Costs

Our acquired intangible assets and capitalized software development costs consisted of the following:

	September 30, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer Lists	$3,557	$822	$2,735	$606	$521	$85
Trademarks & Patents	1,364	216	1,148	612	135	477
Software development costs, including acquired technology	18,425	8,975	9,450	9,646	6,873	2,773

Total	$23,346	$10,013	$13,333	$10,864	$7,529	$3,335

Estimated future amortization expense:
Three-months ending December 31, 2009			$861
Year ending December 31, 2010			3,285
Year ending December 31, 2011			2,726
Year ending December 31, 2012			2,579
Year ending December 31, 2013			2,579
Thereafter			1,303

Total			$13,333

For the three- and nine-months ended September 30, 2009, we capitalized $188 and $823 of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. These costs will be amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. For the three- and nine-months ended September 30, 2008, we capitalized $75 and $381 of software development costs.

The additional increases in acquired intangible assets and capitalized software development costs are directly related to the acquisition of substantially all of the LocationLogic assets in the second quarter of 2009.

The acquired intangibles are being amortized over their useful lives of between five and nineteen years using the straight-line method.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

We routinely update our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets. During the third quarter of 2009, the Company wrote off $763 after determining certain capitalized software developments costs were not recoverable based on decreased projected revenues and sales pipeline. This expense is recorded within research and development on the Consolidated Statement of Income.

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

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total
		Revenue For		% of Total
		the Three		Revenue For
		Months Ended		the Nine Months Ended
		September 30,		September 30,
Customer	Segment	2009	2008	2009	2008

Federal Agencies	Government	42%	49%	42%	36%
Customer A	Commercial	24%	16%	24%	24%

		As of September 30, 2009
		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

Federal Agencies	Government	38%	72%
Customer A	Commercial	28%	Less than 10%

10.	Lines of Credit and Financing Arrangements

We have maintained a line of credit arrangement with our principal bank since 2003. In June 2009, we entered into the Third Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with our principal bank. The Loan Agreement provides for a $30,000 revolving line of credit (the “Line of Credit,”) that replaces the Company’s prior $22,000 line of credit with the bank, and a $20,000 five year term loan (the “Term Loan”) that replaces the Company’s $10,000 prior term loan with the bank. The Line of Credit maturity date is June 25, 2012 and the Term Loan maturity date is June 30, 2014.

Under the Loan Agreement, the Company is obligated to repay all advances or credit extensions made pursuant to the Loan Agreement. The Loan Agreement is secured by substantially all of the Company’s tangible and intangible assets as collateral, except that the collateral does not include any of the Company’s intellectual property.

The Line of Credit includes three sub-facilities: (i) a letter of credit sub-facility pursuant to which the bank may issue letters of credit, (ii) a foreign exchange sub-facility pursuant to which the Company may purchase foreign currency from the bank, and (iii) a cash management sub-facility pursuant to which the bank may provide cash management services (which may include, among others, merchant services, direct deposit of payroll, business credit cards and check cashing services) and in connection therewith make loans and extend credit to the Company. The principal amount outstanding under the Line of Credit accrues interest at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) the bank’s most recently announced “prime rate,” even if it is not the bank’s lowest prime rate (the

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

“Interest Rate”). The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly. Our potential borrowings under the Line of Credit are reduced by the amounts of letters of credit outstanding and a cash management services sublimit which totaled $1,846 at September 30, 2009. As of September 30, 2009, there were no borrowings on our Line of Credit and there were no borrowings on our prior line of credit as of September 30, 2008.

The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) 0.50% above the Interest Rate (3.25% at September 30, 2009). The principal amount outstanding under the Term Loan is payable in sixty (60) equal installments of principal beginning on July 31, 2009 and interest is payable on a monthly basis. As of September 30, 2009, the amount outstanding under the Term Loan was $19,000 and the amount outstanding under our prior term loan was $7,667 as of September 30, 2008. Funds from the increase in the amount of the Term Loan were used primarily for the acquisition of substantially all of the assets of LocationLogic and to retire the June 2007 term loan. In June 2007, we financed a $10,000, five year term loan with interest calculated at the bank’s prime rate plus 0.25%, which was repayable in monthly installments of $167 plus interest.

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

As of September 30, 2009, we were in compliance with the covenants related to the Loan Agreement and we believe that we will continue to comply with these covenants in the foreseeable future. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

In December 2006, we borrowed $5,000 under a 3-year note secured by accounts receivable of one customer. Effective March 28, 2008, we paid this debt in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to $387 at September 30, 2009 less $150 per month for the number of full months until the maturity date on December 28, 2009. The borrowing rate is the London InterBank Offered Rate (LIBOR) plus 500 basis points. As of September 30, 2009, the Company had not borrowed against this line of credit.

As of September 30, 2009, we had approximately $28,541 of unused borrowing availability under available lines of credit.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Income taxes

The provision for income taxes totaled $3,569 and $10,941 for the three- and nine-months ended September 30, 2009, as compared to only the alternative minimum tax of $114 and $314 being recorded for the three- and nine-months ended September 30, 2008, respectively. Prior to December 31, 2008, the Company had recorded a full valuation allowance for deferred tax assets as a result of uncertainty regarding the ability to fully realize the net operating loss carryforwards and other deferred tax assets. As of December 31, 2008, based on historical taxable income and projections for future taxable income, the Company determined that it was more likely than not that its deferred tax assets will be realized, and reversed the valuation allowance.

There were no significant changes to unrecognized tax benefits during the three- and nine-months ended September 30, 2009. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

12.	Commitments and Contingencies

Certain of the Company’s customers have sought and continue to seek indemnification from the Company under its contractual arrangements with those customers for costs associated with defending lawsuits alleging infringement of certain patents through the use of our products and services in combination with the use of products and services of multiple other vendors. The Company will continue to negotiate with these customers in good faith because the Company believes its technology does not infringe on the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. Although the Company cannot currently predict the outcome of these matters, we do not expect the resolutions will have a material effect on our consolidated results of operations, financial position or cash flows.

In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. TeleCommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our Class A Common Stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate our Class A Common Stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of our Class A Common Stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act, and that the underwriters violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. On February 15, 2005, the District Court issued an Order preliminarily approving a settlement agreement among class plaintiffs, all issuer defendants and their insurers, provided that the parties agree to a modification narrowing the scope of the bar order set forth in the settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an Order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On August 25, 2009, the plaintiffs filed a motion for final approval of the proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. A settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. We intend to continue to defend the lawsuit until the matter is resolved. We have purchased a Directors and Officers insurance policy which we believe should cover any potential liability that may result from these laddering class action claims, but can provide no assurance that any or all of the costs of the litigation will ultimately be covered by the insurance. No reserve has been created for this matter. More than 300 other companies have been named in nearly identical lawsuits that have been filed by some of the same law firms that represent the plaintiffs in the lawsuit against us.

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

On July 30, 2009, we filed suits in the United States District Court for the Eastern District of Virginia against Sybase 365, Inc., a subsidiary of Sybase Inc., for patent infringement related to U.S. patent No. 7,460,425, Inter-Carrier Digital Message with User Data Payload Service Providing Phone Number Only Experience, which is related to the patents subject to the prior jury award against Sybase 365, and for infringement related to U.S. patent Nos. 6,891,811, Short Message Service Center Mobile-Originated to Internet Communications, and 7,355,990, Mobile-Originated to HTTP Internet Communications, on technology for permitting two-way communication of short messages between an SMSC or wireless device and an HTTP device or Universal Resource Locator (URL). Sybase 365 has filed requests for reexamination of these patents claiming that the patents are invalid.

On August 19, 2009, we filed suit in the United States District Court for the District of Delaware against Sybase, Inc and iAnywhere Solutions, Inc, a subsidiary of Sybase, Inc., for patent infringement

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

related to U.S. patent No. 6,560,604, entitled “System, Method, and Apparatus for Automatically and Dynamically Updating Options, Features, and/or Services Available to Client Device”, on technologies permitting automatic initialization, configuration and updating of client devices over-the-air (“O-T-A”) and other technology-based products, services and systems that offer the automatic O-T-A initialization, configuration and updating capability.

There can be no assurances to what extent these matters will be successful, if at all. Additionally, we could become subject to counterclaims or further challenges to the validity of the patents.

On October 2, 2009, Sybase 365 LLC filed suit against us in the United States District Court for the Eastern District of Virginia, for patent infringement related to U.S. patent No. 5,873,040, entitled “Wireless 911 Emergency Location” on technology integrating wireless emergency 911 communications into a wireless voice network, and U.S. patent No. 7,082,312, entitled, “Short Message Gateway, System and Method of Providing Information Service for Mobile Telephones” on technology permitting the provision of location-based information service for mobile telephones. We are reviewing the allegations made in Sybase’s complaint and intend to defend the lawsuit vigorously. No reserve has been created for this matter.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become party to various legal proceedings arising in the ordinary course of our business.

13.	Subsequent Events

On November 2, 2009, the Company closed on the purchase of all of the outstanding stock of Solvern Innovations, Inc., a communications technology outsourcing company focused on cyber-security. The business will be reported as part of the Government Segment’s services category.

In connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued 855-10 (Prior authoritative literature: SFAS No. 165 “Subsequent Events”,) the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 3, 2009, the date these unaudited financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that the resolution of certain patent infringement proceedings will not have a material effect on our consolidated results of operations, financial position or cash flows; (b) that we may realize license revenue as a result of infringement claims that we make in enforcing patents; (c) that the WWSS contract vehicle is expected to continue to contribute significant government systems sales through 2011; (d) as to the sufficiency of our capital resources to meet our anticipated cash operating expenses, working capital and capital expenditures and debt service needs for at least the next twelve months; (e) that we expect to realize approximately $158.2 million of backlog in the next twelve months; (f) that we believe that capitalized software development costs will be recoverable from future gross profits; (g) regarding our belief that we were in compliance with our loan covenants and that we believe that we will continue to comply with these covenants; (h) regarding our expectations with regard to income tax assumptions and future stock compensation expenses; (i) indicating our insurance policies should cover all of the costs of the claims in the IPO laddering class action lawsuit that we will be able to expand our LBS application platform by adding additional applications; (j) our statements regarding our relationships with certain carriers and LBS providers; and (k) our statements regarding enhancements to our LBS infrastructure platform due to our acquisition of the assets of LocationLogic.

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

Recent Accounting Pronouncements

See Note 1 to the unaudited interim consolidated financial statements included elsewhere in this Form 10-Q for a list of the standards implemented for the nine-months ended September 30, 2009.

Recent Acquisitions

Effective November 2, 2009, we completed the purchase of all of the outstanding stock of Solvern Innovations, Inc., a communications technology solutions company that specializes in cyber security. The business will be reported as part of the Government Segment’s services category.

Effective May 19, 2009, we completed the purchase of substantially all of the assets of LocationLogic, a provider of infrastructure, applications and services for carriers and enterprises to deploy location based services. Substantially all of the LocationLogic revenue stream is service revenue from hosted infrastructure software and location-based applications. We expect the acquisition to enhance our LBS infrastructure platform application portfolio beyond navigation, traffic, and points of interest by adding family locator, mobile resource management, and phone recovery and security applications. It also deepens our longstanding relationships with two of the largest North American carriers and leaders in LBS. The acquisition also added 11 patents and 19 patent applications that are complementary to our existing patent portfolio. The newly acquired business operations are combined with our Commercial

Segment. Pro-Forma financial information has not been provided as the acquisition did not meet the Securities and Exchange Commission’s significance criteria.

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

Results of Operations

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments.

Commercial Segment:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%	2009	2008	$	%

Services revenue	$23.6	$15.7	$7.9	50%	$62.1	$47.8	$14.3	30%
Systems revenue	9.5	7.0	2.5	36%	29.7	26.8	2.9	11%

Commercial segment revenue	33.1	22.7	10.4	46%	91.8	74.6	17.2	23%

Direct cost of services revenue	8.8	8.1	0.7	9%	25.3	24.0	1.3	5%
Direct cost of systems revenue	2.5	2.5	—	—	6.9	7.4	(0.5)	(7)%

Commercial segment cost of revenue	11.3	10.6	0.7	7%	32.2	31.4	0.8	3%

Services gross profit	14.8	7.6	7.2	95%	36.8	23.8	13.0	55%
% of revenue	63%	48%			59%	50%
Systems gross profit	7.0	4.5	2.5	56%	22.8	19.4	3.4	18%

% of revenue	74%	64%			77%	72%
Commercial segment gross profit[1]	$21.8	$12.1	$9.7	80%	$59.6	$43.2	$16.4	38%

% of revenue	66%	53%			65%	58%

[1] See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Commercial services revenue increased 50% and 30%, respectively, for the three- and nine-months ended September 30, 2009 versus the comparable periods of 2008.

Our hosted offerings include our E9-1-1 service for wireless and Voice over Internet Protocol (VoIP) E9-1-1 service providers, hosted Position Determining Entity (PDE) service, and hosted Location Based Service (LBS) applications. Revenue from these offerings primarily consists of monthly recurring service fees and is recognized in the month earned. E9-1-1, PDE, VoIP and hosted LBS service fees are priced based on units served during the period, such as the number of customer cell sites served, the number of connections to Public Service Answering Points (PSAPs), or the number of customer subscribers served. Subscriber service revenue is generated by client software applications for wireless subscribers. Maintenance fees on our systems and software licenses are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.

Commercial services revenue in the three- and nine-months ended September 30, 2009 was $7.9 million and $14.3 million higher, respectively, than the same periods for 2008 from increased subscriber revenue for LBS applications, service connection deployments of our E9-1-1 services for cellular and VoIP service providers, and an increase in software maintenance revenue, as well as about $4 and $6 million, respectively, for the three- and nine-months ended September 30, 2009, of additional subscriber service revenue under former LocationLogic customer contracts following the May 2009 acquisition of that business.

The direct cost of commercial services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs, and equipment and software maintenance. The direct cost of maintenance revenue consists primarily of compensation and benefits expense. For the three- and nine-months ended September 30, 2009, the direct cost of services revenue was $0.7 million and $1.3 million higher, respectively, than the three- and nine-months ended September 30, 2008 primarily due to increase in labor and other direct costs related to the operations of the LocationLogic business. We also incurred an increase in labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for VoIP. For both the three- and nine-months ended September 30, 2009, the cost of circuits and other data access costs accounted for approximately 12% of total direct costs of our commercial service revenues. Such costs comprised approximately 13% of the total direct costs of our commercial service revenues for both the three- and nine-months ended September 30, 2008.

Commercial services gross profit for the three- and nine-months ended September 30, 2009 was approximately 95% and 55% higher, respectively, than the corresponding periods in 2008 as a result of higher revenue, improved operating efficiencies and the inclusion of LocationLogic subscriber-based services revenue for the full third quarter of 2009.

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

Commercial systems revenue for the three-months ended September 30, 2009 was 36% higher than in the comparable period of 2008, due mainly to the purchases of increased licensed text messaging capacity by customers in the third quarter of 2009 compared to the third quarter of 2008. Commercial systems revenue was 11% higher for the nine-months ended September 30, 2009 than for the comparable nine-month period of 2008 primarily due to greater purchases of licensed text messaging software which was partly offset by reduced equipment revenue due to a customer hardware refresh in 2008 with no comparable hardware project in 2009.

The direct cost of our commercial systems consists primarily of compensation and benefits, purchased equipment, third-party hardware and software, travel expenses, consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. The direct cost of the license component of systems is normally very low, and the gross profit very high since the software development efforts were expensed in prior periods. During the three- and nine-months ended September 30, 2009, direct costs of systems included $0.8 million and $2.1 million, respectively, of amortization of software development costs. In the three- and nine-months ended September 30, 2008, the composition of the direct cost of our systems was about the same except for $0.6 million and $1.5 million, respectively, of amortization of software development costs. The decrease in the direct costs of systems in the three- and nine-months ended September 30, 2009 is due to the absence of a comparable hardware project during the same periods in 2008.

Our commercial systems gross profit as a percentage of revenue was 74% and 77%, respectively, in the three- and nine-month periods ended September 30, 2009 up from 64% and 72%, respectively, for the three- and nine-months ended September 30, 2008. The gross profit for the three- and nine-months ending September 30, 2009 was 80% and 38% higher, respectively, than the same period in 2008 as a result of an increase in higher-margin sales of licensed software capacity and offset by a decrease in lower-margin hardware revenue.

Government Segment:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%	2009	2008	$	%

Services revenue	$15.7	$9.2	$6.5	71%	$42.4	$24.2	$18.2	75%
Systems revenue	22.8	24.6	(1.8)	(7)%	75.0	42.1	32.9	78%

Government segment revenue	38.5	33.8	4.7	14%	117.4	66.3	51.1	77%

Direct cost of services revenue	12.5	7.3	5.2	71%	33.1	19.3	13.8	72%
Direct cost of systems revenue	19.6	21.1	(1.5)	(7)%	60.4	34.0	26.4	78%

Government segment cost of revenue	32.1	28.4	3.7	13%	93.5	53.3	40.2	75%

Services gross profit	3.2	1.9	1.3	68%	9.3	4.9	4.4	90%
% of revenue	20%	21%			22%	20%
Systems gross profit	3.2	3.5	(0.3)	(9)%	14.6	8.1	6.5	80%

% of revenue	14%	14%			19%	19%
Government segment gross profit[1]	$6.4	$5.4	$1.0	19%	$23.9	$13.0	$10.9	84%

% of revenue	17%	16%			20%	20%

[1] See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

For the three- and nine-months ended September 30, 2009, Government Segment revenue increased 14% and 77%, respectively. During the third quarter of 2006, TCS was one of six vendors selected by the U.S. Army to provide secure satellite services and systems under a five year Worldwide Satellite Systems contract vehicle (the “WWSS”), with a possible maximum value of up to $5 billion for the six vendors. The WWSS contract vehicle is expected to continue to generate significant government systems sales through 2011. The Company’s Government Segment has been awarded participation as a prime or sub-contractor to provide similar satellite-based technology under several other contract vehicles. The total potential value of all WWSS awards received by the Company to date is approximately $450 million of which $222.5 million has been funded.

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue primarily consists of communications engineering, program management, help desk outsource, network design, and management for government agencies. Our Government Segment also operates teleport facilities for data connectivity via satellite including resale of satellite airtime. Government services revenue increased by approximately 71% and 75%, respectively, for the three- and nine-months ended September 30, 2009 versus the comparable period for 2008 as a result of new and expanded-scope contracts for professional services, satellite airtime services using our teleport facilities, and maintenance and field support associated with our systems. Direct cost of government services revenue consists of compensation, benefits and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs increased as a result of the increased volume of services.

Our gross profit from government services was $3.2 million in the three-months ended September 30, 2009 compared to $1.9 million for the same period of 2008. Gross profit was $9.3 million in the nine-months ended September 30, 2009 versus $4.9 million for the same period in 2008. Gross profit percentage in the three- and nine-months ended September 30, 2009 increased as a result of the increase in revenue for maintenance and satellite services without significant incremental costs due to improved utilization of our facilities and satellite air time.

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

Systems sales in our Government Segment were $22.8 million in the three-months ended September 30, 2009 versus $24.6 million in the same period of 2008, The decrease in sales is due to the timing of the fulfillment of task orders under the WWSS contract vehicle which was offset by an increase in low margin equipment pass through sales. Systems sales were $75.0 million for the nine-months ended September 30, 2009 compared to $42.1 million for the nine-months ended September 30, 2008. The increased sales in nine-months ended September 30, 2009 versus the same period in 2008 were due to increased sales of our SwiftLink® and deployable communication systems resulting from competitive wins, under the WWSS 5-year contract vehicle.

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

Our government systems gross profit decreased $0.3 million for the three-months ended September 30, 2009 compared to the same period of 2008 as a direct result of the increase in lower margin equipment pass through sales. Government systems gross profit increased to $14.6 million in the nine-months ended September 30, 2009 compared to $8.1 million in the same period as 2008 mainly as a result of increased revenue.

Revenue Backlog

As of September 30, 2009 and 2008, we had unfilled orders, or funded backlog, as follows:

	September 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%

Commercial Segment	$90.6	$68.5	$22.1	32%
Government Segment	109.0	87.0	22.0	25%

Total funded contract backlog	$199.6	$155.5	$44.1	28%

Commercial Segment	$90.6	$68.5	$22.1	32%
Government Segment	348.3	381.2	(32.9)	(9)%

Total backlog of orders and commitments, including customer options	$438.9	$449.7	$(10.8)	(2)%

Expected to be realized within the next 12 months	$158.2	$116.8	$41.4	35%

Funded contract backlog on September 30, 2009 and 2008 was approximately $199.6 million and $155.5 million, respectively, of which the Company expects to recognize approximately $158.2 million in the next twelve months. Total backlog was approximately $438.9 million and $449.7 million at the end of the third quarter of 2009 and 2008, respectively. Funded contract backlog represents contracts for which fiscal year funding has been appropriated by our customers (mainly federal agencies), and for our hosted services is computed by multiplying the most recent month’s recurring revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved. Company backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%	2009	2008	$	%

Research and development expense	$5.8	$3.8	$2.0	53%	$15.6	$11.8	$3.8	32%
% of total revenue	8%	7%			7%	8%

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

The expenses we incur relate mainly to software applications which are being marketed to new and existing customers on a global basis. Throughout the three- and nine-months ended September 30, 2009 and 2008, research and development was primarily focused on cellular and hosted location-based applications, including Voice over IP E9-1-1, enhancements to our hosted LBS platform, and wireless LBS applications.

For the three- and nine-month periods ended September 30, 2009, we capitalized $0.2 million and $0.8 million, respectively, of research and development costs for certain software projects in accordance with the above policy versus $0.1 million and $0.4 million for the three- and nine-month periods ended September 30, 2008. The capitalized costs relate to our location-based software. These costs will be amortized on a product-by-product basis using the straight-line method over the products’ estimated useful life, not longer than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. During the third quarter of 2009, the Company determined certain capitalized costs were not recoverable and wrote off $0.8 million based on decreased projected revenues and sales pipeline. We believe that all other capitalized costs will be recoverable from future gross profits generated by these products.

Research and development expenses were higher for the three- and nine-month period ended September 30, 2009 versus the comparable periods of 2008, primarily as the result of the $0.8 million write-off of capitalized costs, increased software development labor cost for continuing work on location platform, electronic map applications, VoIP and wireless E9-1-1, text messaging, and deployable satcom technology, and the addition of work on LocationLogic application software following the May 2009 acquisition of that business.

Sales and marketing expense:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%	2009	2008	$	%

Sales and marketing expense	$3.6	$3.1	$0.5	16%	$11.7	$9.8	$1.9	19%
% of total revenue	5%	5%			6%	7%

Our sales and marketing expenses include compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to the U.S. Government primarily through direct sales professionals. Sales and marketing expenses have increased due to additional sales personnel, variable compensation accruals, and expenses associated with a full quarter of LocationLogic business.

General and administrative expense:

	Three Months				Nine Months
	Ended		2009 vs.		Ended
	September 30,		2008		September 30,		2009 vs. 2008
($ in millions)	2009	2008	$ %		2009	2008	$	%

General and administrative expense	$7.7	$6.1	$1.6	26%	$23.0	$17.4	$5.6	32%
% of total revenue	11%	11%			11%	12%

General and administrative expense consists primarily of costs associated with management, finance, legal, human resources and internal information systems. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The increase of $1.6 million and $5.6 million in the three- and nine-months ended September 30, 2009 versus the same periods in 2008, are due primarily to increases in investments for process control, accrued variable compensation costs based mainly on profit and growth performance metrics, legal and intellectual property related fees, and expenses associated with the added LocationLogic business.

Depreciation and amortization of property and equipment:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%	2009	2008	$	%

Depreciation and amortization of property and equipment	$1.6	$1.5	$0.1	7%	$4.5	$4.5	$—	NM
Average gross cost of property and equipment during the period	$60.1	$51.4			$57.3	$49.7

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

Amortization of acquired intangible assets:

	Three Months				Nine Months
	Ended		2009 vs.		Ended		2009 vs.
	September 30,		2008		September 30,		2008
($ in millions)	2009	2008	$ %		2009	2008	$ %

Amortization of acquired intangible assets	$0.2	$0.1	$0.1	50%	$0.4	$0.1	$0.3	300%

The amortization of acquired intangible assets relates to the digital mapping business assets acquired from Kivera, Inc. in 2004, and the wireless location technology assets acquired from LocationLogic in 2009, which are being amortized over their useful lives of between five and nineteen years using the straight-line method.

Interest expense:

	Three Months				Nine Months
	Ended		2009 vs.		Ended		2009 vs.
	September 30,		2008		September 30,		2008
($ in millions)	2009	2008	$	%	2009	2008	$	%

Interest expense incurred on notes payable and line of credit	$0.2	$0.1	$0.1	100%	$0.4	$0.5	$(0.1)	(20)%
Interest expense incurred on capital lease obligations	0.1	0.1	—	NM	0.3	0.2	0.1	100%
Amortization of deferred financing fees	0.1	—	0.1	100%	0.1	0.2	(0.1)	(100)%

Total interest expense	$0.4	$0.2	$0.2	100%	$0.8	$0.9	$(0.1)	(11)%

Interest expense is incurred under notes payable, a line of credit, and capital lease obligations. Interest on our notes payable is primarily at stated interest rates at the bank’s prime rate plus 0.5% per annum with a minimum rate of 4% and interest on line of credit borrowing is at the bank’s prime rate which was 3.25% per annum as of September 30, 2009 with a minimum rate of 4%. Interest on our capital leases is primarily at stated interest rates of 7.2% per annum.

In June 2009, we entered into the Third Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with our principal bank. The Loan Agreement provides for a $30 million revolving line of credit (the “Line of Credit,”) that replaces the Company’s prior $22 million line of credit and a $20 million five year term loan (the “Term Loan”) that replaces the Company’s prior $10 million term loan. The Line of Credit maturity date is June 25, 2012 and the Term Loan maturity date is June 30, 2014.

The principal amount outstanding under the Line of Credit accrues interest at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) the bank’s most recently announced “prime rate,” even if it is not bank’s lowest prime rate (the “Interest Rate”). The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly. Our potential borrowings under the Line of Credit are reduced by the amounts of letters of credit outstanding and a cash management services sublimit which totaled $1.9 million at September 30, 2009. As of September 30, 2009 there were no borrowings on our Line of Credit.

The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to the greater of (i) 4% per annum, or (ii) one-half of one percentage point (0.5%) above the Interest Rate (3.25% at September 30, 2009). The principal amount outstanding under the Term Loan is payable in sixty equal installments of principal beginning on July 31, 2009 and interest is payable on a monthly basis ($0.3 million plus interest per month). As of September 30, 2009, the amount outstanding under the Term Loan is $19 million.

In December 2006, we borrowed $5 million from Tatonka Capital under 3 year note secured by accounts receivable of one customer. Effective March 28, 2008, we paid this debt in full and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal $0.4 million at September 30, 2009 less $0.2 million per month for the number of full months that have expired since the effective date. The maturity date is December 28, 2009. The borrowing rate is the London InterBank Offered Rate (LIBOR) plus one-half of one percentage point (0.5%). As of September 30, 2009, the Company had not borrowed against the Tatonka line.

Interest expense on notes payable in the first nine months of 2009 was lower than in the first nine months of 2008 because the average effective borrowing rate was lower and term debt balances were lower. The interest cost of capital lease financings was about the same in both periods.

Deferred financing fees relate to the up-front expenditures at the time of contracting for notes payable and our revolving line of credit facility, which are being amortized over the term of the note or the life of the facility. The higher 2009 amortization reflects fees to borrow the 2009 term loan and the write-off of the previous term loan fees upon its early retirement.

Our total interest and financing expense increased for the three- months ended September 30, 2009 versus the comparable period of 2008 primarily as a result of the increase in amount financed under the loan agreement.

Our total interest and financing expense decreased for the nine- months ended September 30, 2009 versus the comparable period of 2008 primarily as a result of retiring our incremental March 2006 and December 2006 borrowings.

Other income/(expense), net:

Other income/(expense), net consists primarily of interest earned on investment accounts, foreign currency translation/transaction gain or loss, which is dependent on international fluctuations in exchange rates. The other components of other income/(expense), net were comparable between periods.

Income taxes:

Income tax expense was $3.6 million and $10.9 million, respectively, for the three- and nine-months ended September 30, 2009 representing an effective tax rate of approximately 39%. In the three- and nine-months ended September 30, 2008, which was prior to the 2008 year-end reversal of the deferred tax asset (benefit) valuation allowance, we recorded a tax provision of $0.1 million and $0.3 million, respectively, for alternative minimum taxes for the three- and nine-months ended September 30, 2008.

Net income:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%	2009	2008	$	%

Net income	$5.4	$2.8	$2.6	93%	$16.9	$19.3	$(2.4)	(12)%

Net income increased for the three-months ended September 30, 2009 versus the same periods in 2008 due to increased revenue and gross profit and other factors discussed above. Net income decreased for the nine-months ended September 30, 2009 versus the comparable nine-month periods of 2008 due to increased revenue and gross profit offset primarily by the absence of the effect a one-time gain of $8.1 million net from the sale of a patent, the effect of the 2008 year-end reversal of the deferred tax asset (benefit) valuation allowance and recording of a current year tax provision and other factors discussed above.

Liquidity and Capital Resources

	Nine Months
	Ended
	September 30,		2009 vs. 2008
($ in millions)	2009	2008	$	%

Net cash and cash equivalents provided by/(used in):
Income	$16.9	$19.3	$(2.4)	(12)%
Non-cash charges	11.4	9.8	1.6	16%
Deferred income tax provision	10.0	—	10.0	100%
Net changes in working capital including changes in other assets	3.3	(1.2)	4.5	375%

Operating activities	41.6	27.9	13.7	49%
Acquisition of LocationLogic assets	(15.0)	—	(15.0)	(100)%
Purchases of property and equipment	(0.9)	(2.2)	1.3	59%
Capitalized software development costs	(0.8)	(0.4)	(0.4)	(100)%
Proceeds from new borrowings	20.0	—	20.0	100%
Other financing activities	(4.6)	(2.6)	(2.0)	(77)%

Net increase in cash	$40.3	$22.7	$17.6	78%

Days revenue in accounts receivable, including unbilled receivables at quarter-end	82	89

Capital resources:  We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, debt financing, capital leases to fund fixed asset purchases, and issuance of new common stock.

Sources and uses of cash:  The Company’s cash and cash equivalents balance was approximately $79.3 million at September 30, 2009, a $40.6 million increase from $38.7 million at September 30, 2008.

Operating activities:  Cash generated by operations increased to $41.6 million for the nine-months ended September 30, 2009 compared to cash generated by operations of $27.9 million for the same period in 2008. Cash in 2008 included receipt of $8.1 million by the Company for the sale of a patent.

Investing activities:  On May 19, 2009, the Company completed the acquisition of substantially all of the assets of LocationLogic for proceeds of $25 million consisting of $15 million of cash and approximately 1.4 million of the Company shares worth $10 million. Fixed asset additions were approximately $0.9 million for the nine-months ended September 30, 2009, and $2.2 million for the nine-months ended September 30, 2008. Investments were also made in development of carrier software for resale which had reached the stage of development calling for capitalization, in the amounts approximately $0.8 million and $0.4 million for the nine-months ended September 30, 2009 and 2008, respectively.

Financing activities:  On June 26, 2009, we increased our revolving line of credit to $30 million from $22 million with our principal bank and extended the maturity date to June 2012 from June 2010. The line of credit available is reduced by the amount of letters of credit outstanding and cash management services sublimit, which was $1.9 million at September 30, 2009. In August 2009, the holders of the remaining warrants relating to our previous March 2006 financing exercised the warrants and 0.7 million shares were issued for proceeds of $1.7 million. As of September 30, 2009, we had no borrowings outstanding under our bank line of credit and had approximately $28.1 million of unused borrowing availability under the line.

Under the Loan Agreement, the Company is obligated to repay all advances or credit extensions made pursuant to the Loan Agreement. The Loan Agreement is secured by substantially all of the Company’s tangible and intangible assets as collateral, except that the collateral does not include any of the Company’s intellectual property.

The Line of Credit includes three sub-facilities: (i) a letter of credit sub-facility pursuant to which the bank may issue letters of credit, (ii) a foreign exchange sub-facility pursuant to which the Company may purchase foreign currency from the bank, and (iii) a cash management sub-facility pursuant to which the bank may provide cash management services (which may include, among others, merchant services, direct deposit of payroll, business credit cards and check cashing services) and in connection therewith make loans and extend credit to the Company. The principal amount outstanding under the Line of Credit accrues interest at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) the bank’s most recently announced “prime rate,” even if it is not the Interest Rate. The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly. Our potential borrowings under the Line of Credit are reduced by the amounts of letters of credit outstanding and cash management services sublimit which totaled $1.9 million at September 30, 2009. As of September 30, 2009 there were no borrowings on our Line of Credit.

The principal amount outstanding under the Term Loan accrues interest at the greater of (i) 4% per annum, or (ii) a floating per annum rate equal to one-half of one percentage point (0.50%) above the Interest Rate (3.25% at September 30, 2009). The principal amount outstanding under the Term Loan is payable in sixty (60) equal installments of principal beginning on July 31, 2009 and interest is payable on a monthly basis ($0.3 million plus interest per month). As of September 30, 2009, the amount outstanding under the Term Loan is $19 million. Funds from the increase in the amount of the Term Loan were used primarily for the acquisition of substantially all of the assets of LocationLogic and to retire the June 2007 term loan. In June 2007, we financed a $10 million, five year term loan with interested calculated at the bank’s prime rate plus 0.25% which was repayable in monthly installments of $0.2 million plus interest.

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

As of September 30, 2009, we were in compliance with the covenants related to the Loan Agreement and we believe that we will continue to comply with these covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

On December 28, 2006, we issued a $5 million note for a term of three years, secured by accounts receivable of one customer to Tatonka Capital. Effective March 28, 2008, we paid the term loan in full, and modified the terms of the note to a line of credit. Under the line of credit agreement, the maximum indebtedness of the line is equal to $0.4 million at September 30, 2009 less $0.2 million per month through December 28, 2009. The borrowing rate is the London InterBank Offered Rate (LIBOR) plus 500 basis points. As of September 30, 2009, we had no borrowings outstanding and $0.4 million in unused borrowing availability under the line.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we had standby letters of credit issued on our behalf of approximately $0.3 million, principally pursuant to a contracting requirement for our Government segment’s City of Baltimore services contract.

Contractual Commitments

As of September 30, 2009, our most significant commitments consisted of purchase obligations, term debt, obligations under capital leases and non-cancelable operating leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of September 30, 2009 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total

Term loan	$4.7	$8.9	$7.2	$—	$20.8
Capital lease obligations	3.2	4.9	0.8	—	8.9
Operating leases	3.7	3.2	1.1	0.2	8.2
Purchase obligations	7.9	4.3	0.5	—	12.7

Total contractual commitments	$19.5	21.3	$9.6	$0.2	$50.6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2008 Annual Report on Form 10-K.

Foreign Currency Risk

For the three- and nine-month periods ended September 30, 2009, we generated $2.3 million and $6.9 million of revenue, respectively, outside the U.S., mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of September 30, 2009, we had no billed accounts receivable that were denominated in foreign currencies and would be exposed to foreign currency exchange risk. During 2009, our average receivables subject to foreign currency exchange risk were $0.5 million. We have not had a material balance of unbilled receivables denominated in foreign currency at any point in 2009. We have recorded immaterial transaction losses or gains of foreign currency denominated deferred revenue for both the three- and nine-months ended September 30, 2009.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2009.

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

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K and on our report on Form 10-Q for the quarter ended June 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Effective November 2, 2009, the Company completed the purchase of all of the outstanding common stock of Solvern Innovations, Inc. (“Solvern”), a communications technology company that specializes in cyber security, pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”) dated as of November 2, 2009 by and among the Company, Solvern and Andre Gudger and a related family trust, formerly the sole stockholders of Solvern. Pursuant to the terms of the Purchase Agreement, the Company paid the majority of the purchase price in cash and issued approximately 1 million shares of its Class A Common Stock as part of the transaction. The Purchase Agreement also provides the selling stockholders the opportunity to receive contingent consideration based on the Solvern operations’ gross profit in calendar 2010 and 2011. In issuing its shares of Class A Common Stock in the transaction the Company relied on the exemption from registration afforded by Rule 506 of Regulation D under the Securities Act and/or Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of November 2009.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé November 3, 2009	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. November 3, 2009	Senior Vice President and Chief Financial Officer (Principal Financial Officer)