Form 10-K
period 2009-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2010-03-09
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act):  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the Class A Common Stock held by non-affiliates, as reported on the NASDAQ Global Market, was approximately $278,597,585.*

As of February 28, 2010 there were 46,436,400 shares of Class A Common Stock and 6,276,334 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 10, 2010	Part III

* Excludes 2,040,008 shares of Class A Common Stock and 6,501,334 shares of Class B Common Stock deemed to be held by stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2009. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

i

Cautionary Note Concerning Factors That May Affect Future Results

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Annual Report on Form 10-K include, but are not limited to statements that

(i) our 2009 Commercial Segment acquisitions strengthen our relationship with North American carriers;

(ii) cyber security will be a high growth communications technology area for the foreseeable future;

(iii) we believe that the convertible debt provided the optimal balance of expedited execution and least dilution;

(iv) we have strengthened our LBS leadership in the industry;

(v) we now offer the most complete suite of LBS technology;

(vi) the proliferation of smart handheld devices has increased the size of the market for our technology;

(vii) wireless growth is expected to continue to increase in all regions around the world for the foreseeable future;

(viii) the number of short messaging services users and messages per individual are projected to continue to increase significantly and that we will benefit from ever expanding application of SMS technology in new areas such as machine-to-machine messaging;

(ix) we are well positioned to address the evolving integration needs of our commercial and government clients in both messaging and location determination;

(x) we are developing relationships with communication infrastructure providers in order to expand our sales channels;

(xi) we intend to expand our domestic and international carrier customer base and will continue to develop network software for wireless carriers and cable operators that operate on all major types of networks;

(xii) we will continue to leverage our knowledge of complex technologies to expand the range of capabilities that wireless data technology can accomplish for our customers;

(xiii) we will continue to invest in technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications;

(xiv) we intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base;

(xv) we now have contract vehicles for the Government’s surging demand for information technology earned value management, cyber training, cyber technical solutions, and related procurement support, and that steep growth in spending to the multi-billion dollar level by U.S. federal agencies on cyber initiatives is expected over the next five years;

(xvi) we plan to continue to provide communication systems integration, information technology services, software and cyber-security solutions, including operation of secure satellite teleport facilities and resale of satellite airtime, to units of the U.s. Department of Defense and other government customers;

(xvii) we believe that we enjoy a competitive advantage because we can offer multiple system elements from a single vendor;

(xviii) our portfolio of software, patented intellectual property, and teams of wireless and encryption specialists positions us to tap into opportunities in the U.S. federal government market;

(xix) we expect to realize a portion of our backlog in the next twelve months;

(xx) we expect to compete primarily on the basis of the factors set forth;

(xxi) the WWSS contract vehicle is expected to continue to contribute to significant government systems sales through 2011;

(xxii) we believe we have sufficient capital resources to meet our anticipated cash operating expenses, working capital and capital expenditure and debt services needs for the next twelve months;

(xxiii) that we believe our capitalized research and development expense will be recoverable from future gross profits generated by the related products;

(xxiv) we believe our intellectual property assets are valuable and will contribute positively to our operational results in 2010 and beyond;

(xxv) we believe we should not incur any material liabilities from customer indemnification requests; we have accurately estimated the amount of future non-cash stock compensation;

(xxvi) our assumptions and expectations related to income taxes and deferred tax assets are appropriate;

(xxvii) we do not expect that the adoption of new accounting standards to have a material impact on the company’s financial statements;

(xxviii) we believe that we will continue to comply with the covenants related to our loan agreements;

(xxix) we have limited exposure to financial market risks, including changes in interest rates;

(xxx) we believe that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures; and

(xxxi) we believe we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, amounts available under our existing debt capacity, additional borrowings or from the issuance of additional securities.

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

These forward-looking statements relate to our plans, objectives and expectations for future operations. We base these statements on our beliefs as well as assumptions made using information currently available to us. In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this document should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Revenues, results of operations, and other matters are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Annual Report on Form 10-K as a result of factors discussed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, the matters discussed in “Risk Factors Affecting Our Business and Future Results”, which are included in Item 1A, and those factors discussed elsewhere in this Annual Report on Form 10-K including, changes in economic conditions, technology and the market in general, and our ability to adapt our products and services to these changes. We undertake no obligation to release publicly the results of any future revisions we make to forward-

looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

Item 1.	Business

Overview

TeleCommunication Systems, Inc. develops and applies high-availability and secure mobile communication technology. For commercial customers our mobile cloud computing services provide wireless applications for navigation, hyper-local search, asset tracking, social applications, and telematics, while TCS infrastructure forms the foundation for E9-1-1 call routing and text messaging. Government customers depend on our professional and engineering services, cyber security expertise, and satellite-based deployable solutions for mission-critical communications.

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

Our business is conducted through two operating segments, Commercial (42% of 2009 revenue) and Government (58% of 2009 revenue). See discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K for additional segment information.

Commercial Segment:  Our commercial services and systems enable wireless carriers to deliver short text messages, location-based information, internet content, and other enhanced communication services to and from wireless phones. Our hosted commercial services include E9-1-1 call routing, mobile location-based applications, and inter-carrier text message technology; that is, customers use our software functionality through connections to and from our network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or message volume. We provide hosted services under contracts with wireless carrier networks, as well as VoIP service providers. We earn subscriber revenue through wireless applications including our navigation, people finder, and asset tracking applications which are available via many wireless carriers. We earn carrier software-based revenue through the sale of licenses, deployment and customization fees, and maintenance fees, pricing for which is generally based on the volume of capacity purchased from us by the carrier. As of December 31, 2009, we had deployed 138 of our software systems in wireless carrier networks around the world.

Government Segment:  Since our founding in 1987, we have provided communication systems integration, information technology services, and software solutions to the U.S. Department of Defense and other government customers. We also own and operate secure satellite teleport facilities, and resell access to satellite airtime (known as space segment.) We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink® deployable communication systems which integrate high speed, satellite, and internet protocol technology, with secure Government-approved cryptologic devices. More than 2,000 of our deployable communication systems are in use for security, defense, and law enforcement activities around the world. In 2006, we were named one of six prime contractors on the U.S. Army’s Worldwide Satellite Systems (WWSS) contract vehicle, with a ceiling value of up to $5 billion in procurements through 2011. As of 2009, TCS supports government agencies in their need of cyber technology and associated training and support.

Our intellectual property portfolio has grown both through organic development and acquisitions. At year-end 2009, we held 108 issued patents and more than 300 pending applications worldwide. We monetize this portfolio primarily via licensing of the technology and incorporation of our inventions in our deliverables. In December 2009, we agreed to settlement of our infringement action against Sybase 365, LLC, for the inter-carrier messaging family of patents. The $23.0 million settlement, netted $15.7 million for the Company.

In 2009, TeleCommunication Systems completed four acquisitions, two each in our Commercial and Government segments.

Commercial Segment 2009 acquisitions:

LocationLogic, LLC (LocationLogic), which was formerly part of Autodesk, Inc., was acquired in May 2009, and is a provider of infrastructure, applications and related technology for wireless location-based services. The acquisition, in addition to providing key authentication and privacy technology, expanded our location based services (LBS) application portfolio beyond navigation, traffic, and points-of-interest by adding people finder, mobile resource management, and phone recovery and security applications.

Networks In Motion, Inc. (NIM), acquired in December 2009, is a provider of large-scale wireless navigation solutions for mobile phones. The acquisition accelerates the Company’s position in enabling mobile operators to offer enhanced location-based data services, strengthens our position with market-leading navigation technology, and adds an internationally recognized navigation application to our suite of LBS application offerings.

Both of these acquisitions strengthen our longstanding relationships with some of the largest North American carriers. Together with our existing location infrastructure and wireless E9-1-1 call routing technology, the acquisitions enable our Company to offer broader and deeper LBS solutions.

Government Segment 2009 acquisitions:

Solvern Innovations, Inc. (Solvern), acquired in November 2009, is a provider of comprehensive communications products and solutions, training, and technology services for multiple security-based platforms. Increased threats of web-based attacks, coupled with the U.S. government’s growing focus on protecting online assets, indicates that cyber security will be a high growth communications technology area for the foreseeable future. The acquisition of Solvern strengthens our core competency in secure network communications and encryption.

Sidereal Solutions, Inc. (Sidereal), a satellite communications technology engineering, operations and maintenance support services company, was also acquired in November 2009. Sidereal has been a business partner with TeleCommunication Systems since 2007, providing field engineering service support for satellite communications and network engineering, technical writing and training, and other information technology services in support of our SwiftLink line of deployable systems. These acquisitions enhance our capabilities in the areas of secure satcom and cyber security within our Government Segment.

To fund these acquisitions, we used internally generated funds, increased the size of our commercial bank facility and accessed the convertible debt market. In November we raised gross proceeds of $103.5 million through a 4.5% convertible note offering. The bonds mature in 2014 and have a conversion price of $10.35 per share. Simultaneously, the Company entered into convertible note hedge and warrant transactions (the “call spread”) with counterparties. The impact of the call spread is to effectively raise the conversion price to $12.74 per share. After paying the call spread and financing fees, the net proceeds to the Company were approximately $90 million. Of all the financing options available, management believes that the convertible debt provided the optimal balance of expedited execution and least dilution.

See additional discussion of acquisitions and financing in Note 2 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

SwiftLink®, Xypoint®, AtlasBook®, Gokivo® and Enabling Convergent Technologies®, are trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Annual Report on Form 10-K also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.

I. Commercial Segment:

We provide software, related systems, hosted services, maintenance, and customization services to wireless carriers, Voice Over IP service providers, and users of electronic map and related location-based technology, based on our portfolio of patented intellectual property.

A.	Commercial Product and Service Offerings

1. Commercial services. We own and lease network operation centers that host software for which customers make recurring monthly usage payments. Our hosted offerings include wireless and Voice over IP E9-1-1, and commercial location-based applications. Through wireless carriers, we sell subscriptions to services using our client software applications such as navigation, traffic, and points of interest, as a “white label” vendor to the carriers and in collaboration with owners of brand names such as Rand McNally® and AAA Mobile®. Our primary commercial product offerings include:

a. Customer subscriptions through wireless carriers to application-based services such as Navigation, People-Finder, Asset-Tracking, and Points-of-Interest. TCS provides wireless subscriber applications that use location-based technology, for which subscribers pay recurring monthly fees. TCS offers real-time downloadable mobile applications that deliver easy access to maps, directions, points-of-interest directories, film and event information, traffic conditions, speed camera alerts and weather information. With the acquisitions of NIM and LocationLogic, we have strengthened our LBS leadership in the industry.

b. Hosted Location-Based Service (LBS) infrastructure, including E9-1-1. Our E9-1-1 service bureau works with wireless carriers and local emergency services in compliance with the Federal Communication Commission requirements. When a wireless subscriber covered by this service makes a 9-1-1 call from his or her wireless phone, the software (1) identifies the call as an emergency call, (2) accesses the handset’s location information from the wireless network, (3) routes the call to the appropriate public safety jurisdiction, (4) translates the information into a dispatcher-friendly format, and (5) transmits the data to the local emergency service call center. Our E9-1-1 service operates on a platform at our network operations center in Seattle, Washington with data center redundancy in Phoenix, Arizona. As of December 31, 2009, we are under contract to provide E9-1-1 services to more than 40 customers including wireless carriers Verizon and AT&T Mobility LLC, and Voice over IP service providers including Comcast, Vonage, and Level 3.

c. Software and system maintenance. For our installed base of systems in use by customers (see system descriptions below), we provide ongoing operational support, including administration of system components, system optimization and configuration management. Maintenance services include tracking customer support issues, trouble shooting, and developing and installing maintenance releases. We typically provide maintenance services for an annual or quarterly fee paid in advance, which is generally priced based on the cumulative license fees we have billed for the systems being supported.

d. Professional services and solutions involving geographic information technology. We provide custom software development and professional services to customers engaged in telematics (the use of Global Positioning System technology, electronic maps and related data integrated with computers and mobile communications technology in automotive navigation systems). Customers include DENSO Corporation of Japan, and services include points-of-interest applications, and compilation and maintenance of geographic information databases used in vehicle navigation systems for products including Toyota, Lexus and others.

2. Commercial Licensed Software-based Systems: We design and develop software products for wireless carrier and enterprise networks that enable the delivery of secure and personalized content, services, and transactions to wireless devices. We design our software using industry standards for easy implementation, customization, and interoperability with other network components. Most of our commercial software is designed and delivered together with third-party software and related hardware, which is integrated into new and existing networks by our engineers. Our primary commercial software-based system offerings include:

a. Xypoint® Location Platform (XLP) and Applications for Mobile Location-based Services: Our Xypoint Location Platform infrastructure system interacts with wireless networks to extract the precise location (the “X/Y” coordinates) of a user’s device. In order to determine a user’s location with sufficient precision for U.S. public safety compliance and for commercial location-based applications, our technology interacts with networks that have incorporated Assisted GPS systems that use Global Positioning System (“GPS”) chips in user handsets. Our XLP can also work with network triangulation software which some carriers have added to cell towers and switches in the network. We have been a leader in developing the location platform standard called Secure User Plane for Location (“SUPL”) and have incorporated the technology in our product. Our platform also provides privacy controls so that the wireless device user controls access to the user’s location information, and exposes location application programming interfaces (“APIs”) to location-based services applications.

For our LBS applications, the user device’s “X/Y” information is extracted from networks and used for E9-1-1 call routing, navigation directions, identification of points of interest locations near the user (such as gas stations, restaurants, or hotels), and locating other network subscribers near the user’s current position. With the 2009 acquisitions, TCS added proven, high volume software applications that allow wireless carriers to deliver optimized travel directions, generate device-appropriate maps, and search for nearby points of interest when location-sensitive events take place such as “traffic on my route.” TCS believes that our company now offers the most complete suite of LBS technology to wireless carriers around the world.

b. Short Message Service Center and Wireless Intelligent Gateway. Our Short Message Service Center software enables wireless carrier subscribers to send and receive text or data messages to and from wireless devices. The Wireless Intelligent Gateway is a portal for two-way data communication between users of wireless networks and the Internet. The Gateway allows users to customize the services they receive on wireless devices by setting up a user profile through a single Internet-based procedure. Wireless carriers can access these user profiles and usage data to gain a better understanding of customer behavior. The Wireless Intelligent Gateway allows additional wireless applications to be added as desired, as well as personalization, instant messaging and spam-blocking capabilities that can be independently customized by the end-user. It can interoperate with our location-based service platform and applications.

B.	Commercial Market Opportunities and Strategy

We plan to continue to develop and sell software and engineered systems which we deliver through deployment in customer networks or through hosted and subscription business models. Our development investment is focused on the delivery of Internet content, proprietary third-party content, short messages, location information, corporate network data and other enhanced data-communication services to and from wireless devices. The following trends are driving demand for our products and services:

Improving Wireless Device Functionality. Manufacturers continue to increase the functionality of mobile devices including phones and personal digital assistants through higher resolution, color screens, and increased computing capability for sophisticated applications. These devices enable the user to take advantage of the high-speed data networks for Internet and data usage. Broad adoption of location-based services has required, among other things, handsets incorporating components for interoperation with Global Positioning System satellites and with LBS network components that we have developed and provide. A growing number of handheld wireless devices, especially smart phones, contain GPS chipsets which interoperate with our network platforms and applications. Wireless carriers, in order to attract customers, are offering smart phones at subsidized prices. This strategy has encouraged purchases of these sophisticated phones, most of which are capable of supporting location based applications. Proliferation of smart handheld devices has increased the size of the market for our technology.

Growth in Wireless and Voice over Internet Protocol (VoIP) Subscribers. The use of wireless communications continues to grow, driven by expanded wireless network coverage, upgraded high-speed digital networks, more affordable service plans, and higher quality and less expensive wireless devices. VoIP service offers cost advantages over traditional wireline service. Wireless growth is expected to continue to increase in all regions around the world for the foreseeable future. Driving this growth is the replacement of landline connections with wireless connections. Some households are now using cellular phones exclusively. This is especially true for young adults, but also true in developing countries where wireless may often be the only means of communications.

Cellular Network Improvements to Next Generation Capabilities. Mobile operators are deploying high-speed data networks based on third and fourth generation technologies that, in many cases, equal or surpass data rates that are typically available for residential wireline users. The deployments of these high-speed wireless data networks have made it possible for individuals and enterprises to “wireless-enable”

many services that previously required a wireline connection, such as connecting to the Internet and accessing corporate data outside the office. Our location-based technology and applications incorporating map graphics take advantage of these network enhancements.

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

Growing Use of Commercial Location-Based Wireless Services. A driver of wireless communication subscriber revenue growth is the delivery of timely, highly specialized, interactive and location-specific information. Technology incorporated in a growing number of networks and handsets now enables determination of the handset’s location with sufficient precision to allow useful applications beyond public safety’s E9-1-1. Wireless users benefit from the ability to receive highly customized location-specific information in response to their queries or via targeted opt-in content delivered to the wireless device. Enterprises benefit from wireless location technology by utilizing routing and tracking applications for their mobile field forces. Our software provides wireless location solutions to mobile operators today through our Xypoint® Location Platform (XLP.) This technology is being used, via the use of XLP systems hosted in our network operation centers or in the carriers’ networks, by carriers including Verizon Wireless, MetroPCS in the U.S., Bell Mobility in Canada, Centennial in Puerto Rico, Iusacell in Mexico, Tata Teleservices in India, and Hutchison Whampoa’s “3”tm networks in Europe and the Pacific.

Growing Use of Short Messaging and Internet Applications. The number of short messaging services (“SMS”) users and messages per individual are projected to continue to increase significantly. Mobile operators in the United States are experiencing rapid SMS traffic growth, according to statistics from mobile operators. Significant growth in the SMS traffic coupled with TCS’s share of the market, ensures that Company will benefit from ever expanding application of SMS technology in new areas such as Machine-to-Machine (“M2M”) messaging. The Internet and internal corporate data networks, or intranets, have emerged as global communications channels that allow users to share information and conduct business transactions electronically. We provide solutions for mobile operators to receive and route e-mail and SMS messages through our Short Message Service Center and Wireless Intelligent Gateway systems.

The key elements of our Commercial Segment strategy are to:

•	Focus our Software and Integration Resources on Evolving Carrier Network Capabilities. Mobile operators and the federal government increasingly seek integrated solutions that can harness both messaging capabilities of networks and location information of end-users. We are well positioned to address the evolving integration needs of our commercial and government clients through our demonstrated expertise in both messaging and location determination. Mobile operators have made large capital expenditure investments in infrastructure for wireless data and location determination technologies. Higher data consumption by end users has put stress on carrier networks, leading operators to upgrade and migrate them to fourth generation specifications. While initially envisioned as separate technologies, messaging and location determination technologies can be integrated to provide value-added services and applications for the operators’ end-users.

•	Expand Our Sales and Marketing Relationships. We are developing relationships with communication infrastructure providers in order to expand our sales channels for our carrier software products and services. We have historically leveraged our strategic relationships with original equipment manufacturers to market our Commercial Segment products to wireless carriers worldwide. We have long-standing relationships with Qualcomm Incorporated , and we are adding partnerships for our location technologies, including a marketing alliance in China established in January 2009.

•	Grow Our Wireless Carrier and Voice Over IP Customer Base. We now serve or are under contract with more than 60 wireless carrier networks and VoIP service providers in 16 countries. We intend to expand our domestic and international carrier base by capitalizing on our relationships with original equipment manufacturers and establish new distribution partnerships and by expanding our own sales and marketing initiatives. We will continue to develop network software for wireless carriers and cable operators that operate on all major types of networks.

•	Leverage Our Expertise in Accessing Information Stored Inside Wireless Networks. We will continue to leverage our knowledge of complex call control technology, including Signaling System 7 and Internet Protocol standards, to unlock valuable information such as user location, device on/off status, and billing and transaction records that reside inside wireless networks and are difficult to retrieve and utilize. Using this information, we intend to expand the range of capabilities that wireless data technology can accomplish for our customers.

•	Develop and Enhance Our Technology. We will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications. Including pre-acquisition investments by NIM and LocationLogic, our company’s technology reflects more than $190 million invested in R&D over the last 15 years to develop proprietary wireless location based services. We also have research and development relationships with wireless handset manufacturers, wireless carriers, and content and electronic commerce providers. Our Xypoint platform architecture efficiently integrates our presence, location, call control and messaging technology, resulting in reduced costs, increased reliability, more efficient deployments, compatibility with our existing products and a migration path to third-generation services.

•	Pursue Select Acquisitions. We intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base.

II.  Government Segment:

We engineer and provide secure, communication solutions, including deployable wireless communication systems and related support services with emphasis on satellite-based technology, to agencies of the U.S. Departments of Defense (DoD), State, Justice, Homeland Security, as well as other government customers.

A.	Government Product and Service Offerings

1. Government Services. We enter into fee-for-service contracts under which revenue is generated based on contract labor billing rates or based on fixed fees for deliverables. These services, typically under multi-year contracts or contract vehicles, include:

a. Secure Satellite Teleport Data Landing and Transmission Services. We own and operate a high-speed satellite communications teleport in Manassas, Virginia that is connected to the public switched telephone network. These facilities provide transport services for Internet Protocol (IP)-based media content consisting of Voice over IP, Internet, video and messaging data using Very Small Aperture Terminal (“VSAT”) satellite technology as part of our communication solutions for our customers. We provide end-to-end connectivity between users of our deployed SwiftLink systems in remote locations back to our Teleports and eventually onto customers’ back-office desktops and cell phones. We purchase space segment and resell it to customers using our facilities. Our Satellite Operations Center is co-located with our headquarters in Annapolis, MD.

b. Integrated Logistics Support (ILS) Services. We offer ILS services in support of our SwiftLink systems. This includes basic and extended maintenance services, training, depot support, product resets, and documentation. The Sidereal acquisition bolstered our service and support capabilities of SwiftLink products as well as deployable communication systems sourced from companies other than TeleCommunication Systems.

c. Information Technology and Cyber Security Professional Services. We design, install, and operate data networks that integrate computing and communications, including systems that provide communications via both satellite and terrestrial links. We can provide complete network installation services from cabling infrastructure to complex communications system components. We also provide ongoing network operation and management support services including telecom expense management under multi-year contracts with government customers. The 2009 acquisition of Solvern extends our core competency in secure network communication and encryption, to cyber security training, project management, systems engineering, information assurance, program and business management and enterprise modernization. We now have contract vehicles for the Government’s surging demand for information technology earned value management, cyber training, cyber technical solutions, and related procurement support.

2. Government Systems. We have designed and developed our SwiftLink product line, a series of ruggedized, wireless and satellite-based secure communication systems, which can be rapidly deployed in remote areas where other means of reliable communication may not be available. We have four families of products: VSAT solutions, Baseband kits, Wireless Network Extension Devices, and Executive Travel Kits. SwiftLink products provide secure voice, video and data communications for multiple personnel. Since 2006 we have made large volume shipments of systems under the US Army’s Worldwide Satellite Systems contract vehicle, including a SwiftLink variation called “SNAP” (Secure / nonsecure access point) and Wireless Point-to-Point Link (“WPPL”) systems. All of our SwiftLink systems can be deployed by a single person in less than ten minutes, creating critical communication channels from any location around the world. Uses include critical communications for DoD warfighters and command headquarters, emergency response, news reporting, public safety, drilling and mining operations, field surveys and other activities that require remote capabilities for video and data transmission. Integration work which typically accompanies customer purchases of our secure deployable systems is reported together with the system sales revenue. Our deployable VSAT multi-band terminals provide access to a wide array of commercial and military satellites that make broadband capabilities available on a global basis. The Broadband Global Area Network upgrade of the Inmarsat satellite constellation, which enables lower cost internet protocol traffic with broader band capability, expands our opportunity for SwiftLink sales. In addition, our deployable broadband wireless systems provide extensions of secure wireless communications services for up to 30 miles from a SwiftLink point of presence.

B.	Government Market Opportunities and Strategy

We plan to continue to provide communication systems integration, information technology services, software and cyber-security solutions, including operation of secure satellite teleport facilities and resale of satellite airtime, to units of the U.S. Department of Defense, and other government customers. The following trends are driving demand for our products and services:

Expanded Need for Secure, Interoperable Deployable Communication Solutions. In recognition of the military imperative of enabling secure, broadband access to data for missions in disparate, remote locations, the U.S. Army awarded the WWSS 5-year procurement contract vehicle to six prime contractors, including TeleCommunication Systems, Inc. in the third quarter of 2006, with a ceiling value of up to $5 billion in procurements through 2011. This procurement encompasses systems like our SwiftLink family of deliverables, and during 2009 and 2008 we generated significant revenue under WWSS. We are continuing to enhance our deployable communication systems product line to take advantage of the evolving environment, including the benefits of Very Small Aperture Terminal satellite communications architectures deployable in multiple aperture sizes from 0.45 meter man pack terminals to 2.4 meters where desirable and the use of Inmarsat Broadband Global Area Network enhancements to our satellite services.

Growing Need for Cyber Security. Escalating focus by government agencies to protect their online assets has brought the importance of cyber security and associated solutions to the fore. By acquiring Solvern, we now have contract vehicles for the government’s surging demand for information technology cyber security training, cyber technical solutions, and related procurement support. Steep growth in spending to the multi-billion dollar level by US federal agencies on cyber initiatives is expected over the next five years. The expertise and processes developed for Government Segment could be adapted to meet the online security needs of commercial clients. We are proficient in recruiting and developing cyber professionals and our Art of Exploitation training is based on intellectual property developed by the company to support cyber security initiatives. The training covers a clear set of leading cyber methodologies to produce a certified cyber scientist.

Government Outsourcing of Network and Telecom Technical Functions. Federal agencies, as well as state and local governments, are increasingly contracting with specialist teams for functions such as network management, and for long-term projects such as software development and systems integration. Since the founding of our Company, we have built relationships with federal agencies, as well as the State of Maryland and the City of Baltimore. Since early 2004, we have made it a management priority to aggressively expand our base of long-term service contract engagements. We’ve made strategic acquisitions during 2009, added experienced sales personnel, and enhanced our relationships with systems integrators and specialist vendors to expand our penetration of the government service market.

Growing Use of Secure Wireless Communications and Location Technology for Defense, Intelligence and Homeland Security. Wireless communications and location technology are key initiatives within the federal government for both security and supply-chain management. Wireless communications in emergencies are of paramount importance, as emergency personnel need to be able to communicate and share information across agencies and departments where wireline systems may be unavailable. We believe that our expertise in the areas of wireless E9-1-1, location and messaging services, and secure satellite communications can be leveraged to provide the needed wireless infrastructure for the U.S. Departments of Homeland Security and Defense and we are currently pursuing opportunities to provide such products and services. Our SwiftLink deployable communication systems are also increasingly used by military and other government agencies around the globe for communications in times of emergencies. SwiftLink is designed to provide secure voice and data communications through encrypted satellite links.

Secure Teleport, Space Segment and Integration Capabilities with Deployable Systems as a Bundled Solution. Government customers can benefit from single-sourcing secure communications solutions which include a secure U.S. landing site for backhaul traffic as well as network engineering expertise and secure remote terminals. We believe that TCS enjoys a competitive advantage, because it can offer all of these elements from a single vendor.

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

Our Government Segment strategy is to be a leading secure satellite communications solution vendor, by building scale and a continuum of related technical capabilities. Our company has a solid foundation as a vendor of deployable systems and related field support and maintenance, operator of fixed teleports, and reseller of space segment. Related extensions of these core competencies include high growth professional service areas such as cyber-security contract work. We intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base.

Customers

Commercial Segment. Our principal commercial customers are wireless telecommunications carriers in the United States and around the world, either directly or through our channel partners. We provide licensed software-based systems, and hosted applications to carrier subscribers around the world. Our wireless carrier customers include Verizon Wireless, AT&T Mobility LLC, T-Mobile, Sprint, MetroPCS, Leap Wireless, Telus and the Hutchison Whampoa “3” brand networks. Customers for our Voice Over IP E9-1-1 services include Comcast, Vonage, and Level 3. We provide electronic map technology solutions to telematics vendors including DENSO Corporation. Our sales efforts target wireless, wireline and Voice over IP service providers around the world.

Government Segment. Our government customers include major units of the U.S. Departments of Defense, Justice, Homeland Security, and State, the General Services Administration, and the City of Baltimore. In the aggregate, U.S. federal government entities accounted for 44% of total 2009 revenue.

Backlog

As of December 31, 2009 and 2008, we had unfilled orders, or funded contract and total backlog, as follows:

	December 31,		2009 vs. 2008
($ in millions)	2009	2008	$	%

Commercial Segment	$240.5	$80.1	$160.4	200%
Government Segment	98.0	79.7	18.3	23%

Total funded contract backlog	$338.5	$159.8	$178.7	112%

Commercial Segment	$240.6	$91.0	149.6	164%
Government Segment	390.2	354.0	36.2	10%

Total backlog of orders and commitments, including customer options	$630.8	$445.0	$185.8	42%

Expected to be realized within next 12 months	$216.1	$116.0	$100.1	86%

Funded contract backlog represents contracts for which fiscal year funding has been appropriated by the company’s customers (mainly federal agencies), and for hosted services (mainly for wireless carriers), backlog for which is computed by multiplying the most recent month’s contract or subscription revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved. Company backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed. Some of the company’s backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Acquisitions in 2009

On May 19, 2009, we acquired substantially all of the assets of LocationLogic LLC, formerly part of Autodesk Inc., a provider of infrastructure, applications and services for carriers and enterprises to deploy location-based services. LocationLogic’s business and consumer applications and platform software provide location-enabling services and tools to deploy reliable, high tech information for wireless users. The acquisition adds people finder, mobile resource management, and phone recovery and security applications to our portfolio of offerings. LocationLogic was acquired for a purchase price of $25 million, comprised of $15 million cash and $10 million, or approximately 1.4 million shares, paid in the Company’s Class A Common Stock. Operating results of LocationLogic are reflected in the Company’s consolidated financial statements from the date of acquisition and are integrated into the commercial services segment.

On November 3, 2009, we acquired all of the outstanding stock of Solvern Innovations, Inc., a provider of comprehensive communications products and solutions, training, and technology services for multiple security-based platforms. Solvern is based near Baltimore, Maryland and has about 100 employees. Increased threats of web-based attacks, coupled with the U.S. government’s renewed focus on protecting online assets, indicates that cyber security will be a high growth communications technology area for the foreseeable future and the acquisition of Solvern extends our core competency in secure network communications and encryption. Solvern’s purchase consideration included cash, approximately 1 million shares of TCS Class A Common Stock, and contingent consideration based on the business’s gross profit in 2010 and 2011. Operating results of Solvern are reflected in the Company’s consolidated financial statements from the date of acquisition and are integrated into the government services segment.

On November 16, 2009, we purchased substantially all of the assets of Sidereal Solutions, Inc., a satellite communications technology engineering, operations and maintenance support services company. Sidereal is based in Atlanta, Georgia, and has about 40 employees. Sidereal has been a business partner with the Company since 2007, providing field service support for satellite communications and network engineering, technical writing and training, and other information technology services in support of our SwiftLink line of deployable systems. Sidereal professionals comprise personnel from all four U.S. military service components with expertise in the logistics support of military operations for tactical communications, supporting multiple system designs in addition to SwiftLink. Sidereal’s purchase consideration included cash, approximately 244,000 shares of TCS Class A Common Stock, and contingent consideration based on the business’s gross profit in 2010 and 2011. Operating results of Sidereal are reflected in the Company’s consolidated financial statements from the date of acquisition and are integrated into the government services segment.

On December 15, 2009, we acquired all of the outstanding stock of Networks In Motion, Inc., a provider of wireless navigation solutions for GPS-enabled mobile phones. It is based in California, and has about 200 employees. NIM has over 3.5 million subscribers and provides turn-by-turn navigation to carriers and their customers in 38 countries and in 10 languages. The acquisition accelerates the Company’s position in enabling mobile operators, offering enhanced location-based data services and strengthens our position with market-leading navigation technology, and adds an internationally recognized navigation application to our global LBS application. Capabilities of TCS’ Location-Based Services (LBS) assets combined with those of LocationLogic and NIM create compelling comprehensive suite of location based technology offerings. NIM delivers Tier 1 location based wireless applications, with market-leading navigation technology that shares the 99.999% reliability standard of other TCS solutions. NIM was acquired for a purchase price of $170 million, consisting of $110 million cash, $20 million, or approximately 2.2 million shares, paid in the Company’s Class A Common Stock, and $40 million in promissory notes. The promissory notes bear simple annual interest of 6% and are due in three installments; $30 million on the 12 month anniversary of the closing, $5 million on the 18 month anniversary of the closing, and $5 million on the 24 month anniversary of the closing, subject to escrow adjustments. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS’s subsidiaries. Operating results of NIM are reflected in the Company’s consolidated financial statements from the date of acquisition and are included in the commercial services segment.

Sales and Marketing

We sell our products and services through our direct sales force and through indirect channels. Our direct sales and marketing force consists of approximately 50 professionals in the U.S. and Europe. We have also historically leveraged our relationships with original equipment manufacturers (OEMs) to market our commercial systems to wireless carrier customers. These indirect sales relationships include Alcatel Lucent and Qualcomm. We are also adding partnerships for our location technologies, including a marketing alliance in China established in January 2009. During the indirect sales process, as well as during installation and maintenance, we maintain extensive direct contact with prospective carrier customers.

We are pre-qualified as an approved vendor for some government contracts, and some of our products and services are available to government customers via the General Services Administration’s Information Technology Schedule 70, and the Worldwide Satellite Services (“WWSS”) and the Space and Naval Warfare Foreign Military Sales (“SPAWAR FMS”) contract vehicles. We collaborate in sales efforts under various arrangements with integrators. Our marketing efforts also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.

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

Our current and potential competitors include:

•	Commercial Segment. Intrado Inc. division of West Corporation; Motorola Inc.; Siemens AG; Ericsson LM Telephone Co.; Openwave Systems Inc.; Acision; Comverse Technology Inc; and Nokia Corporation.

•	Government Segment. General Dynamics Corp.; CACI International Inc.; Globecomm Systems, Inc.; Computer Sciences Corporation; Datapath Inc.; and ViaSat Inc.

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

Research and Development

Our success depends on a number of factors, which include, among other items, our ability to identify and respond to emerging technological trends in our target markets, to develop and maintain competitive products, to enhance our existing products by adding features and functionality that differentiate the products from those of our competitors, and to bring products to market on a timely basis and at competitive prices. As of January 1, 2010, our overall staff included more than 560 professionals with technical expertise in wireless network, client software development and satellite-based communication technology. Since 1996, we have made substantial investments in wireless technology research and development, most of which has been devoted to the development of carrier and enterprise network software products and services. We are primarily focusing our current research and development investments in cellular location-based and electronic map technology, including E9-1-1 technology.

We support existing telecommunications standards and promote new standards in order to expand the market for wireless data. We actively participate in wireless standards-setting organizations including the Open Mobile Alliance, and we are represented on the Board of Directors for the E9-1-1 Institute. In 1996, we co-founded the Intelligent Network Forum, an organization dedicated to expanding the role of intelligent networks in telecommunications. As part of our strategy to expand the role of short messaging, we co-founded the Short Message Peer-to-Peer Forum in 1999. For the years ended December 31, 2009, 2008, and 2007, our research and development expense in continuing operations was $22.4 million, $16.2 million, and $13.1 million, respectively.

Certain of our government customers contract with us from time to time to conduct research on telecommunications software, equipment and systems.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, service mark, and trade secret laws and restrictions to establish and protect certain proprietary rights in our products and services.

As of the end of 2009, we held 108 issued patents, including from acquisitions, relating to wireless text messaging, inter-carrier messaging, number portability, GPS ephemeris data, emergency public safety data routing and electronic commerce. We have filed more than 300 additional patent applications for certain apparatus and processes we believe we have invented to enable key features of the location services, wireless text alerts, Short Message Service Center, mobile-originated data and E9-1-1 network software. The acquisition of NIM added 13 patents and 44 applications that are complementary to our existing patent portfolio, and LocationLogic added 11 patents and 19 pending applications. There is no assurance that our patent applications will result in a patent being issued by the U.S. Patent and Trademark Office or other patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. Additionally, foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed.

On December 23 2009, TeleCommunication Systems and Sybase 365, LLC agreed to a settlement of $23 million in resolution of inter-carrier messaging patent infringement litigation. After deducting legal expenses, the net proceeds to the Company were $15.7 million.

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

Employees

As of December 31, 2009, we had 1,048 employees, of which 1,009 were full-time and 39 were part-time. We believe relations with our employees are good. None of our employees is represented by a union.

Geographical Information

During 2009, 2008, and 2007, total revenue generated from products and services of our continuing operations in the U.S. were $290.7 million, $211.5 million, and $138.6 million, respectively, and total revenue generated from products and services outside of the U.S. were $9.4 million, $8.6 million, and $5.6 million, respectively. As of December 31, 2009, 2008, and 2007, essentially all of the long-lived assets of our continuing operations were located in the U.S.

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

Risks Related to Our Business

If wireless carriers do not continue to provide our text messaging and location-based wireless applications to their subscribers, our business could be harmed.

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

Network failures, disruptions or capacity constraints in our third party data center facilities or in our servers could affect the performance of the products and services of our wireless applications and E9-1-1 business and harm our reputation and our revenue.

The products and services of our wireless applications business are provided through a combination of our servers, which we house at third party data centers, and the networks of our wireless carrier partners. The operations of our wireless applications business rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. Our hosted data centers are currently located in third party facilities located in the Irvine, California area. We also use third party data center facilities in the Phoenix, Arizona area to provide for disaster recovery. Depending on the growth rate in the number of our end users and their usage of the services of our wireless applications business, if we do not timely complete and open additional data centers, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure data center space with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new wireless carrier partners, increases in the number of our end users or increases in data traffic.

Our data centers are potentially vulnerable to damage or interruption from a variety of sources including fire, flood, earthquake, power loss, telecommunications or computer systems failure, human error, terrorist acts or other events. There can be no assurance that the measures implemented by us to date, or measures implemented by us in the future, to manage risks related to network failures or disruptions in our data centers will be adequate, or that the redundancies built into our servers will work as planned in the event of network failures or other disruptions. In particular, if we experienced damage or interruptions to our data center in the Irvine, California area, or if our disaster recovery data center in Phoenix was unable to work properly in the event of a disaster at our Irvine center, our ability to provide efficient and uninterrupted operation of our services would be significantly impaired.

We could also experience failures of our data centers or interruptions of our services, or other problems in connection with our operations, as a result of:

•	damage to or failure of our computer software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data by our servers;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events; or

•	errors by our employees or third party service providers.

Poor performance in or disruptions of the services of our wireless applications business could harm our reputation, delay market acceptance of our services and subject us to liabilities. Our wireless carrier agreements require us to meet operational uptime requirements, excluding scheduled maintenance periods, or be subjected to penalties. If we are unable to meet these requirements, our wireless carrier partners could terminate our agreements or we may be required to refund a portion of monthly subscriptions fees they have paid us.

In addition, if our end user base continues to grow, additional strain will be placed on our technology systems and networks, which may increase the risk of a network disruption. Any outage in a network or system, or other unanticipated problem that leads to an interruption or disruption of our of our wireless applications business, could have a material adverse effect on our operating results and financial condition.

If we are unable to grow data center capacity as needed, our business will be harmed.

Despite frequent testing of the scalability of our wireless applications business in a test environment, the ability of our wireless applications business to scale to support a substantial increase in the use of those services or number of users in an actual commercial environment is unproven. If our wireless applications business does not efficiently and effectively scale to support and manage a substantial increase in the use of our services or number of users while maintaining a high level of performance, our business will be seriously harmed.

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

Our past and future acquisitions of companies or technologies could prove difficult to integrate, disrupt our business, dilute shareholder value or adversely affect operating results or the market price of our Class A common stock.

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

If we fail to do any of these, we may suffer losses, our management may be distracted from day-to-day operations and the market price of our Class A common stock may be materially adversely affected. In addition, if we consummate future acquisitions using our equity securities or convertible debt, existing shareholders may be diluted which could have a material adverse effect on the market price of our Class A common stock.

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

We are substantially dependent on our wireless carrier partners to market and distribute the products and services generated by our wireless applications business to end users and our wireless applications business may be harmed if our wireless carrier partners elect not to broadly offer these services.

We rely on our wireless carrier partners to introduce, market and promote the products and services of our wireless applications business to end users. None of our wireless carrier partners is contractually obligated to continue to do so. If wireless carrier partners do not introduce, market and promote mobile phones that are GPS enabled and on which our client software is preloaded and do not actively market the products and services of our wireless applications business, the products and services of our wireless applications business will not achieve broader acceptance and our revenue may not grow as fast as anticipated, or may decline.

Wireless carriers, including those with which we have existing relationships, may decide not to offer our services and/or may enter into relationships with one or more of our competitors. While our products and services may still be available to customers of those wireless carriers as downloads from application stores or our website, sales of the products and services of our wireless applications business would likely be much more limited than if they were preloaded as a white label service actively marketed by the carrier or were included as part of a bundle of services. Our inability to offer the products and services of our wireless applications business through a white label offering or as part of a bundle on popular mobile phones would harm our operating results and financial condition.

We expect that competitive pricing pressures will continue in its industry. Our wireless carrier partners have the ability to lower end user pricing on the products and services of our wireless applications business which would have an immediate adverse effect on our revenue. Our gross margin may decrease if the average cost per end user to provide our services does not decline proportionately. These costs include third party map and other data costs and internal costs to provide our services.

Our success depends on significantly increasing the number of end users that purchase the products and services of our wireless applications business from our wireless carrier partners.

A significant portion of our revenue is derived from subscription fees that we receive from our wireless carrier partners for end users who subscribe to our service on a stand alone basis or in a bundle with other services. To date, a relatively small number of end users have subscribed for our services in connection with their wireless plans compared to the total number of mobile phone users. The near term success of our of our wireless applications business depends heavily on achieving significantly increased subscriber adoption of the products and services of our wireless applications business either through stand alone subscriptions to our services or as part of bundles from our existing wireless carrier partners. The success of our wireless applications business also depends on achieving widespread deployment of the products and services of our wireless applications business by attracting and retaining additional wireless carrier partners. The use of the products and services of our wireless applications business will depend on the pricing and quality of those services, subscriber demand for those services, which may vary by market, as well as the level of subscriber turnover experienced by our wireless carrier partners. If subscriber turnover increases more than we anticipate, our financial results could be adversely affected.

If our current and future wireless carrier partners do not successfully market the products and services of our wireless applications business to their customers or if we are not successful in maintaining and expanding our relationships with our wireless carrier partners, we will not be able to maintain or increase the number of end users that use the products and services of our business, operating results and financial condition may be materially adversely affected.

Our ability to increase or maintain our end user base and revenue will be impaired if mobile phone manufacturers do not allow us to customize our services for their new devices. We typically deliver the services of our wireless applications business through client software that has been customized to work with a given mobile phone’s operating system, features and form factors. Wireless carrier partners often insist that mobile phone manufacturers permit us to customize our client software for their devices in order to provide the end user with a positive experience. Wireless carriers or mobile phone manufacturers may enter into agreements with other providers of products and services for new or popular mobile phones. For this reason or others, some mobile phone manufacturers may refuse to permit us to access preproduction models of their mobile phones or the mobile phone manufacturers may offer a competing service. If mobile phone manufacturers do not permit us to customize our client software and preload it on their devices, we may have difficulty attracting end users because of poor user experiences or an inconvenient provisioning process. If we are unable to provide seamless provisioning or end users cancel their subscriptions to our services because they have poor experiences, our revenue may be harmed.

Our wireless carrier partners may change the pricing and other terms by which they offer our wireless applications business, which could result in increased end user churn, lower revenue and adverse effects on our business.

Several of our wireless carrier partners sell unlimited data service plans, which include the products and services of our wireless applications business. As a result, end users do not have to pay a separate monthly fee to use the services provided by our wireless applications business. If our wireless carrier partners were to eliminate the services provided by our wireless applications business from their unlimited data service plans, we could lose end users as they would be required to pay a separate monthly fee to continue to use the services provided by our wireless applications business. In addition, we could be required to change our fee structure to retain end users, which could negatively affect our gross margins. Our wireless carrier partners may also seek to reduce the monthly fees per subscriber that they pay us if their subscribers do not use the services provided by our wireless applications business as often as the wireless carriers expect or for any other reason in order to reduce their costs. Our wireless carrier partners may also decide to raise prices, impose usage caps or discontinue unlimited data service plans, which could cause our end users who receive the services provided by our wireless applications business through those plans to move to a less expensive plan that does not include those services or terminate their relationship with the wireless carrier. If imposed, these pricing changes or usage restrictions could make the products and services of our wireless applications business less attractive and could result in current end users abandoning those products and services. If end user turnover increased, the number of our end users and our revenue would decrease and our business would be harmed. We are also required to give Verizon Wireless certain most favored customer pricing on specified products and in certain markets. In certain circumstances this may require us to reduce the price per end user under the Verizon Wireless contract.

New entrants and the introduction of other distribution models in the location- based services market may harm our competitive position.

The markets for development, distribution and sale of location-based products and services are rapidly evolving. New entrants seeking to gain market share by introducing new technology and new products may make it more difficult for us to sell the products and services of our wireless applications business, and could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

Although historically wireless carriers controlled provisioning and access to the applications that could be used on mobile phones connected to their networks, in recent years consumers have been able to download and provision applications from individual provider websites and to select from a menu of applications through the Apple iTunes App Store, the Blackberry App World and other application aggregators. Increased competition from providers of location-based services which do not rely on a wireless carrier may result in fewer wireless carrier subscribers electing to purchase their wireless carrier’s branded location-based services, which could harm our business and revenue. In addition, these location-based services may be offered for free or on a one time fee basis, which could force us to reduce monthly subscription fees or migrate to a one time fee model to remain competitive. We may also lose end users or face erosion in our average revenue per user if these competitors deliver their products without charge to the consumer by generating revenue from advertising or as part of other applications or services.

We rely on our wireless carrier partners for timely and accurate subscriber information. A failure or disruption in the provisioning of this data to us would adversely affect our ability to manage our wireless applications business effectively.

We rely on our wireless carrier partners to bill subscribers and collect monthly fees for the products and services of our wireless applications business, either directly or through third party service providers. If our wireless carrier partners or their third party service providers provide us with inaccurate data or experience errors or outages in their own billing and provisioning systems when performing these services, our revenue may be less than anticipated or may be subject to adjustment with the wireless carrier. In the past, we have experienced errors in wireless carrier reporting. If we are unable to identify and resolve discrepancies in a timely manner, our revenue may vary more than anticipated from period to period and this could harm our business, operating results and financial condition.

We rely on third party data and content to provide the services of our wireless applications business, and if we were unable to obtain content at reasonable prices, or at all, our gross margins and our ability to provide the services of our wireless applications business would be harmed.

Our wireless applications business relies on third party data and content to provide those services including map data, points of interest data, traffic information, gas prices, theater, event, and weather information. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location-based services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide the services of our wireless applications business would be harmed. Our gross margins may also be affected if the cost of third party data and content increases substantially.

We obtain map data from companies owned by current and potential competitors. Accordingly, these third party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map data to us.

We may not be able to upgrade our location-based services platform to support certain advanced features and functionality without obtaining technology licenses from third parties. Obtaining these licenses may be costly and may delay the introduction of such features and functionality, and these licenses may not be available on commercially favorable terms, or at all. The inability to offer advanced features or functionality, or a delay in our ability to upgrade our location-based services platform, may adversely affect consumer demand for the products and services of our wireless applications business, consequently, harm our business.

If a substantial number of end users change mobile phones or if our wireless carrier partners switch to subscription plans that require active monthly renewal by end users, our revenue could suffer.

Subscription fees represent the vast majority of our revenue for our wireless applications business. As mobile phone development continues and new mobile phones are offered at subsidized rates to subscribers in connection with plan renewals, an increasing percentage of end users who already subscribe to the services provided by our wireless applications business will likely upgrade from their existing mobile phones. With some wireless carriers, subscribers are unable to automatically transfer their existing subscriptions from one mobile phone to another. In addition, wireless carriers may switch to subscription billing systems that require subscribers to actively renew, or opt-in, each month from current systems that passively renew unless subscribers take some action to opt-out of their subscriptions. In either case, unless we or our wireless carrier partners are able to resell subscriptions to these subscribers or replace these subscribers with other subscribers, the revenue of our wireless applications business would suffer and this could harm our business, operating results and financial condition.

The failure of mobile phone providers selected by our wireless carrier partners to keep pace with technological and market developments in mobile phone design may negatively affect the demand for the products and services of our wireless applications business.

Successful sales of the products and services of our wireless applications business depend on our wireless carrier partners keeping pace with changing consumer preferences for mobile phones. If our wireless carrier partners do not select mobile phones with the design attributes attractive to consumers, such as thin form factors, high resolution screens and desired functionality, customers may select wireless carriers with whom we do not have a relationship and subscriptions for our products and services may decline and, consequently, our business may be harmed.

Some of our research and development operations are conducted in China, India, and Russia and our ability to introduce new services and support our existing services cost effectively depend on our ability to manage those remote development sites successfully.

Our success depends on our ability to enhance our current services and develop new services and products rapidly and cost effectively. We currently have research and development employees in China and contractors in Russia and India. As we do not have substantial experience managing product development operations that are remote from our U.S. headquarters, we may not be able to manage these remote centers successfully. We could incur unexpected costs or delays in product development that could impair our ability to meet market windows or cause it to forego certain new product opportunities.

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

Our revenue may decline if we fail to retain our largest customers for all of the deliverables that we sell to them.

The largest customers for our product and service offerings in terms of revenue generated have been the U.S. Government, Verizon Wireless, AT&T Mobility, MetroPCS, and Hutchison 3G. For the years ended December 31, 2009 and 2008, each of Verizon Wireless and the U.S. Government accounted for 10% or more of our total revenue. For the year ended December 31, 2009, the largest customers for our Commercial Segment was Verizon Wireless and the largest customers for our Government Segment were various U.S. Government agencies. Our wireless applications business is substantially dependent on Verizon Wireless. In addition, we expect to generate a significant portion of our total revenue from Verizon Wireless and these other customers for the foreseeable future. If these customers reduce their expenditures for marketing services for which we provide technology, change their plans to eliminate our services, price our products and services at a level that makes them less attractive, or offer and promote competing products and services, in lieu of, or to a greater degree than, our products and services, our revenue would be materially reduced and our business, operating results and financial condition would be materially and adversely affected.

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

We have announced strategic partnerships with Alcatel-Lucent and are working on additional partnerships to provide supplemental channels for the marketing and sale of our software applications globally. Our growth depends on maintaining relationships with these partners and on developing other distribution channels. The loss of any of these partners would have a material adverse impact on our business, financial position, results of operations or cash flows.

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

Wireless carriers in Europe, Asia, Australia, Africa and Central and South America have purchased our products. We believe our revenue will increasingly include business in foreign countries, and we will be subject to the social, political and economic risks of conducting business in foreign countries, including:

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

Because some of our competitors have significantly greater resources than we do, we could lose customers and market share.

Our business is highly competitive. Several of our potential competitors are substantially larger than we are and have greater financial, technical and marketing resources than we do. In particular, larger competitors have certain advantages over us which could cause us to lose customers and impede our ability to attract new customers, including: larger bases of financial, technical, marketing, personnel and other resources; more established relationships with wireless carriers; more funds to deploy products and services; and the ability to lower prices (or not charge any price) of competitive products and services because they are selling larger volumes.

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

These competitors could include wireless network carriers, mobile and/or wireless software companies, wireless data services providers, secure portable communication and wireless systems integrators and database vendors and other providers of location-based services. As discussed above, many of our potential competitors have significantly greater resources than we do. Furthermore, competitors may develop a different approach to marketing the services we provide in which subscribers may not be required to pay for the information provided by our services. Competition could reduce our market share or force us to lower prices to unprofitable levels.

While we characterize our services revenue as being “recurring” there is no guarantee that we will actually achieve this revenue.

A significant portion of our revenue is generated from long-term customer contracts that pay certain fees on a month-to-month basis. While we currently believe that these revenue streams will continue, renegotiation of the contract terms, early termination or non-renewal of material contracts could cause our recurring revenues to be lower than expected, and growth depends on maintaining relationships with these important customers and on developing other customers and distribution channels.

We cannot guarantee that our estimated contract backlog will result in actual revenue.

As of December 31, 2009, our estimated contract backlog totaled approximately $631 million, of which approximately $339 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change, the program could be canceled, a contract could be reduced, modified or terminated early, or an option that we had assumed would be exercised not being exercised. Further, while many of our federal government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Approximately 29% of our funded contract backlog consisted of orders from the Government Segment. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract value will be recognized as revenue.

We derive a significant portion of our revenue from sales to various agencies of the U.S. Government which has special rights unlike other customers and exposes us to additional risks that could have a material adverse effect on us.

Sales to various agencies of the U.S. Government accounted for approximately 44% of our total revenue for the fiscal year ended December 31, 2009, all of which was attributable to our Government Segment. Our ability to earn revenue from sales to the U.S. Government can be affected by numerous factors outside of our control, including:

•	The U.S. Government may terminate the contracts it has with us. All of the contracts we have with the U.S. Government are, by their terms, subject to termination by the U.S. Government either for its convenience or in the event of a default by us. In the event of termination of a contract by the U.S. Government, we may have little or no recourse.

•	Our contracts with the U.S. Government may be terminated due to Congress failing to appropriate funds. Our U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year.

•	The U.S. Government may audit and review our costs and performance on their contracts, as well as our accounting and general practices. The costs and prices under these contracts may be subject to adjustment based upon the results of any audits. Future audits that result in the increase in our costs may adversely affect our business, financial position, results of operations or cash flows.

Any failure by Congress to appropriate funds to any program that we participate in could materially delay or terminate the program and could have a material adverse effect on our business, financial position, results of operations or cash flows.

Because we are no longer a small business under some government size standards, we could lose business to small-business set-aside competitors.

Federal and state procurement laws require that certain purchases be set-aside for small business competitors, effectively giving a preference to those small businesses even if we have better products and better prices. We have outgrown the size standards set for many of the categories used to purchase products of the nature that we sell. If a particular procurement is set-aside for only small business participants, we may lose customers and revenues and may not be able to replace those sales with purchases from other customers.

If our subcontractors and vendors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our clients and vendors to deliver critical components. As we secure more work under our contract vehicles such as the Worldwide Satellite Systems agreement, we expect to require an increasing level of support from subcontractors and vendors that provide complementary and supplementary products and services to our offerings. Depending on labor market conditions, we may not be able to identify, hire and retain sufficient numbers of qualified employees to perform the task orders we expect to win. In such cases, we will need to rely on subcontracts with unrelated companies. Moreover, even in favorable labor market conditions, we anticipate entering into more subcontracts in the future as we expand our work under our contract vehicles. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis or violate federal government contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our clients’ expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a client terminating our contract for default. A termination for default could expose us to liability, including liability for the agency’s costs of re-procurement, could damage our reputation and could hurt our ability to compete for future contracts.

A significant portion of our contracts with the U.S. Government are on a fixed price basis which could negatively impact our profitability.

A material portion of our annual revenues is derived from fixed-price contracts. Due to their nature, fixed-price contracts inherently have more risk than flexibly priced contracts. Our operating margin is adversely affected when contract costs that cannot be billed to customers are incurred. While management uses its best judgment to estimate costs associated with fixed-price contracts, future events could result in either upward or downward adjustments to those estimates which could negatively impact our profitability. The increase in contract costs can occur if estimates to complete increase or if initial estimates used for calculating the contract cost were incorrect. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, interruptions in our supply chain, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters, and the inability to recover any claims included in the estimates to complete. A significant change in cost estimates on one or more programs could have a material effect on our consolidated financial position or results of operations.

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

The loss of key personnel or inability to attract and retain personnel could harm our business.

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

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. For example, we account for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. ASC 740 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of all of the net deferred tax asset will not be realized. This process requires our management to make assessments regarding the timing and probability of the ultimate tax impact. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on our business, financial position, results of operations or cash flows.

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

The telecommunications industry generally is currently undergoing a consolidation phase. Many of our customers, specifically wireless carrier customers of our Commercial Segment, have or may become the target of acquisitions. If the number of our customers is significantly reduced as a result of this consolidation trend, or if the resulting companies do not utilize our product offerings, our business, financial position, results of operations or cash flows could be adversely affected.

Concerns about personal privacy and commercial solicitation may limit the growth of mobile location services and reduce demand for our products and services.

In order for mobile location products and services to function properly, wireless carriers must locate their subscribers and store information on each subscriber’s location. Although data regarding the location of the wireless user resides only on the wireless carrier’s systems, users may not feel comfortable with the idea that the wireless carrier knows and can track their location. Carriers will need to obtain subscribers’ permission to gather and use the subscribers’ personal information, or they may not be able to provide customized mobile location services which those subscribers might otherwise desire. If subscribers view mobile location services as an annoyance or a threat to their privacy, that could reduce demand for our products and services and have an adverse effect on our business, financial position, results of operations or cash flows.

Because wireless and next-generation E9-1-1 is undergoing rapid technological and regulatory change, our future performance is uncertain.

The Federal Communication Commission, or FCC, has mandated that certain location information be provided to operators when they receive an E9-1-1 call. Carriers’ obligations to provide E9-1-1 services are subject to request by public safety organizations. Technical failures, time delays or the significant costs associated with developing or installing improved location technology could slow down or stop the deployment of our mobile location products. If deployment of improved location technology is delayed, stopped or never occurs, market acceptance of our products and services may be adversely affected. The extent and timing of the deployment of our products and services is dependent both on public safety requests for such service and wireless carrier’s ability to certify the accuracy of and deploy the precise location technology. Because we will rely on third-party location technology instead of developing the technology ourselves, we have little or no influence over its improvement. If the technology never becomes precise enough to satisfy wireless users’

needs or the FCC’s requirements, we may not be able to increase or sustain demand for our products and services, if at all.

Our E9-1-1 business is dependent on state and local governments and the regulatory environment for Voice over Internet Protocol (VoIP) services is developing.

Under the FCC’s mandate, wireless carriers are required to provide E9-1-1 services only if state and local governments request the service. As part of a state or local government’s decision to request E9-1-1, they have the authority to develop cost recovery mechanisms. However, cost recovery is no longer a condition to wireless carriers’ obligation to deploy the service. If state and local governments do not widely request that E9-1-1 services be provided or we become subject to significant pressures from wireless carriers with respect to pricing of E9-1-1 services, our E9-1-1 business would be harmed and future growth of our business would be reduced.

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

Our success and competitive position depends in large part upon our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of patent, copyright, trademark, service mark, trade secret laws, confidentiality provisions and various other contractual provisions to protect our proprietary rights, but these legal means provide only limited protection. Although a number of patents have been issued to us and we have obtained a number of other patents as a result of our acquisitions, we cannot assure you that our issued patents will be upheld if challenged by another party. Additionally, with respect to any patent applications which we have filed, we cannot assure you that any patents will issue as a result of these applications. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it, and we may be exposed to expensive litigation or risk jeopardizing our competitive position. Similarly, some third parties have claimed and others could claim that our existing and future products or services infringe upon their intellectual property rights. Claims like these could require us to enter into costly royalty arrangements or cause us to lose the right to use critical technology.

Our ability to protect our intellectual property rights is also subject to the terms of future government contracts. We cannot assure you that the federal government will not demand greater intellectual property rights or restrict our ability to disseminate intellectual property. We are also a member of standards-setting organizations and have agreed to license some of our intellectual property to other members on fair and reasonable terms to the extent that the license is required to develop non-infringing products.

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

Third parties may claim we are infringing their intellectual property rights and we could be prevented from selling our products, or suffer significant litigation expense, even if these claims have no merit, and our customers also could demand indemnification for such claims.

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we, our products, operations or any products or technology we obtain from other parties are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology and products. From time to time we receive letters from third parties that allege we are infringing their intellectual property and asking us to license such intellectual property. We review the merits of each such letter and respond as we deem appropriate.

At the same time, from time to time our customers are parties to allegations of intellectual property rights infringements law suits based on their offering products and services which incorporate our products and services. In those instances, we from time to time receive demands from our customers to indemnify them for costs in defending those allegations. We review the merits of each such demand and respond as we deem appropriate.

Any litigation regarding patents, trademarks, copyrights or intellectual property rights, even those without merit, and the related indemnification demands of our customers, could be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products or enter into licensing arrangements with third parties, which may be costly or impractical. This also may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development and sale of certain of our products or services and may result in a material loss of revenue.

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

Risks Related to Our Class A Common Stock

The price of our Class A common stock historically has been volatile. This volatility may affect the price at which you could sell your Class A common stock, and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock.

The market price for our Class A common stock has varied between a high of $10.50 on April 30, 2009 and a low of $6.19 on May 11, 2009 in the twelve month period ended December 31, 2009. This volatility may affect the price at which you could sell the Class A common stock and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

A significant percentage of our common stock is beneficially owned by our President, Chief Executive Officer and Chairman of the Board, and he can exert significant influence over us.

We have two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock generally have the same rights as holders of Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have three votes per share. As of December 31, 2009, Maurice B. Tosé, our President, Chief Executive Officer and Chairman of the Board, beneficially owned 6,276,334 shares of our Class B common stock and 2,516,887 shares of our Class A common stock. Therefore, as of that date, in the aggregate, Mr. Tosé beneficially owned shares representing approximately 33% of our total voting power, assuming no conversion or exercise of issued and outstanding convertible or exchangeable securities held by our other shareholders or holders of the notes. Accordingly, on this basis, Mr. Tosé can exert significant influence over us through his ability to influence the outcome of elections of directors, amend our charter and by-laws and take other actions requiring shareholder action, including mergers, going private transactions and other extraordinary transactions. Mr. Tosé may also able to deter or prevent a change of control regardless of whether holders of Class A common stock might benefit financially from such a transaction.

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

Our line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum fixed charge coverage ratio; as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire or dispose of assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence and repayment of indebtedness), guarantee debt, distribute dividends, and repurchase our stock. The agreement also contains a subjective event of default that requires (i) no material adverse change in the business, operations, or condition (financial or otherwise) of our Company occur, or (ii) no material impairment of the prospect of repayment of the Company’s obligations under the bank credit agreement; or (iii) no material impairment of perfection or priority of the lenders security interests in the collateral under the bank credit agreement. If our performance does not result in compliance with any of the restrictive covenants, or if our line of credit agreement lenders seek to exercise their rights under the subjective acceleration clause referred to above, we would seek to further modify our financing arrangements, but there can be no assurance that our debt holders would not exercise their rights and remedies under their agreements with us, including declaring all outstanding debt due and payable.

Our short-term investments are subject to market fluctuations which may affect our liquidity.

Although we have not experienced any losses on our cash, cash equivalents, and short-term investments, declines in the market values of these investments in the future could have an adverse impact on our financial condition and operating results. Historically, we have invested in AAA rated money market funds meeting certain criteria. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be directly or indirectly impacted by the U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets causing credit and liquidity issues. If an issuer defaults on its obligations, or its credit ratings are negatively affected by liquidity, losses or other factors, the impact on liquidity could decline and could have a material adverse effect on our business, financial position, results of operations or cash flows.

Variations in quarterly operating results due to factors such as changes in demand for our products and changes in our mix of revenues and costs may cause our Class A common stock price to decline.

Our quarterly revenue and operating results are difficult to predict and are likely to fluctuate from quarter-to-quarter. For example, 2009 systems revenue was significantly higher in the first and fourth quarters than in the middle quarters. 2008 systems revenues were significantly higher in the second half of the year than in the first half. In 2007, revenues were slightly higher in the second half of the year than in the first, whereas in 2006 systems revenues were higher in the first half of the year than in the second half. We generally derive a significant portion of wireless carrier systems revenue in our Commercial Segment from initial license fees. The initial license fees that we receive in a particular quarter may vary significantly. As systems projects begin and end, quarterly results may vary. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our Class A common stock. Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the market price of our stock may fall.

Additional factors that have either caused our results to fluctuate in the past or that are likely to do so in the future include:

•	changes in our relationships with wireless carriers, the U.S. Government or other customers;

•	timing and success of introduction of new products and services and our wireless carrier partners’ marketing expenditures;

•	changes in pricing policies and product offerings by us or our competitors;

•	changes in projected profitability of acquired assets that would require the write down of the value of the goodwill reflected on our balance sheet;

•	loss of subscribers by our wireless carrier partners or a reduction in the number of subscribers to plans that include our services;

•	the timing and quality of information we receive from our wireless carrier partners;

•	the timing and success of new mobile phone introductions by our wireless carrier partners;

•	our inability to attract new end users;

•	the extent of any interruption in our services;

•	costs associated with advertising, marketing and promotional efforts to acquire new customers;

•	capital expenditures and other costs and expenses related to improving our business, expanding operations and adapting to new technologies and changes in consumer preferences; and

•	our lengthy and unpredictable sales cycle.

We may not have, and may not have the ability to raise, the funds necessary to repurchase our currently outstanding Convertible Senior Notes upon a fundamental change, as required by the indenture governing the Convertible Senior Notes.

Following a fundamental change as described in the indenture governing the Convertible Senior Notes, holders of those notes may require us to repurchase their notes for cash. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then-existing indebtedness. We cannot provide any assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the repurchase price in cash with respect to any notes tendered by holders for repurchase upon a fundamental change. In addition, restrictions in our then- existing credit facilities or other indebtedness, if any, may not allow us to repurchase the Convertible Senior Notes. The failure of us to repurchase the notes when required would result in an event of default with respect to the Convertible Senior Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any, and have an adverse effect on our business, financial position, results of operations or cash flows.

Future sales of our Class A common stock in the public market or issuances of securities convertible into our Class A common stock and hedging activities could lower the market price for our Class A common stock and adversely impact the trading price of the notes.

As of December 31, 2009, we had outstanding approximately 46.2 million shares of our Class A common stock and options to purchase approximately 14.6 million shares of our Class A common stock (approximately 10.4 million of which have a strike price below $7.45 and an additional 4.2 million of which have a strike price above $7.95). In the future, we may sell additional shares of our Class A common stock to raise capital. In addition, a substantial number of shares of our Class A common stock is reserved for issuance upon the exercise of stock options and upon conversion of the Convertible Notes. Our Class A common stock may also be issued upon conversion of our Class B common stock, which is convertible into our Class A common stock on a one-for-one basis. As of December 31, 2009, we had 6.3 million shares of Class B common stock outstanding. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our Class A common stock. The issuance and sale of substantial amounts of Class A common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Convertible Notes and the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities.

Our convertible note hedge and warrant transactions may affect the value of the Convertible Senior Notes and the trading price of shares of our common stock.

In connection with the 2009 sale of the Convertible Senior Notes, we entered into privately-negotiated convertible note hedge transactions with Deutsche Bank AG, Société Générale and Royal Bank of Canada (each, a “counterparty” and together, the “counterparties”) which are expected to reduce the potential dilution of shares of the our common stock upon any conversion of the Convertible Senior Notes. In the event that any of the counterparties in the transaction fails to deliver shares to us as required under the note hedge documents or as a result of a breach of the note hedge documents by us, we will be required to issue shares in order to meet its share delivery obligations with respect to the converted Convertible Senior Notes. We also entered into warrant transactions with the counterparties with respect to the shares of our common stock pursuant to which we may issue shares of our common stock.

In connection with hedging these transactions, the counterparties or their affiliates may purchase shares of our common stock and enter into various over-the-counter derivative transactions with respect to shares of our common stock and may purchase or sell shares of our common stock in secondary market transactions. These activities could have the effect of increasing or preventing a decline in the price of the shares of our common stock. The counterparties or their affiliates are likely to modify their respective hedge positions from time to time prior to conversion or maturity of the Convertible Senior Notes (including during any conversion period related to any conversion of the Convertible Senior Notes) by purchasing and selling shares of our common stock, of our other securities or other instruments they may wish to use in connection with such hedging. The magnitude of any of these transactions and activities and their effect, if any, on the market price of our common stock or the Convertible Senior Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of the shares of our common stock (including during any period used to determine the amount of consideration deliverable upon conversion of the notes with respect to any fractional shares).

Conversion of the Convertible Senior Notes will dilute your ownership interest.

The conversion of some or all of the Convertible Senior Notes will dilute the ownership interests of our shareholders and could adversely affect the prevailing market price of the shares of our common stock. In addition, the existence of the Convertible Senior Notes may encourage short selling by market participants because the conversion of the Convertible Senior Notes could depress the price of the our common stock.

The fundamental change purchase feature of the Convertible Senior Notes may delay or prevent an otherwise beneficial attempt to purchase us.

The terms of the Convertible Senior Notes require us to purchase them for cash in the event of a fundamental change. A takeover of our Company would trigger the requirement that we purchase the Convertible Senior Notes. This may have the effect of delaying or preventing a takeover that would otherwise be beneficial to investors.

Our governing corporate documents and Maryland law contain certain anti-takeover provisions that could prevent a change of control that may be favorable to shareholders.

We are a Maryland corporation. Anti-takeover provisions of Maryland law and provisions contained in our charter and by-laws could make it more difficult for a third party to acquire control of us, even if a change in control would be beneficial to shareholders. These provisions include the following:

•	authorization of the board of directors to issue “blank check” preferred stock;

•	prohibition of cumulative voting in the election of directors;

•	our classified board of directors;

•	limitation of the persons who may call special meetings of shareholders;

•	prohibition on shareholders acting without a meeting other than through unanimous written consent;

•	supermajority voting requirement on various charter and by-law provisions; and

•	establishment of advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

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

Statements in this report that are forward-looking include, but are not limited to, the following statements that

(i) our 2009 Commercial Segment acquisitions strengthen our relationship with North American carriers;

(ii) cyber security will be a high growth communications technology area for the foreseeable future;

(iii) we believe that the convertible debt provided the optimal balance of expedited execution and least dilution;

(iv) we have strengthened our LBS leadership in the industry;

(v) we now offer the most complete suite of LBS technology;

(vi) the proliferation of smart handheld devices has increased the size of the market for our technology;

(vii) wireless growth is expected to continue to increase in all regions around the world for the foreseeable future;

(viii) the number of short messaging services users and messages per individual are projected to continue to increase significantly and that we will benefit from ever expanding application of SMS technology in new areas such as machine-to-machine messaging;

(ix) we are well positioned to address the evolving integration needs of our commercial and government clients in both messaging and location determination;

(x) we are developing relationships with communication infrastructure providers in order to expand our sales channels;

(xi) we intend to expand our domestic and international carrier customer base and will continue to develop network software for wireless carriers and cable operators that operate on all major types of networks;

(xii) we will continue to leverage our knowledge of complex technologies to expand the range of capabilities that wireless data technology can accomplish for our customers;

(xiii) we will continue to invest in technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications;

(xiv) we intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base;

(xv) we now have contract vehicles for the Government’s surging demand for information technology earned value management, cyber training, cyber technical solutions, and related procurement support, and that steep growth in spending to the multi-billion dollar level by U.S. federal agencies on cyber initiatives is expected over the next five years;

(xvi) we plan to continue to provide communication systems integration, information technology services, software and cyber-security solutions, including operation of secure satellite teleport facilities and resale of satellite airtime, to units of the U.s. Department of Defense and other government customers;

(xvii) we believe that we enjoy a competitive advantage because we can offer multiple system elements from a single vendor;

(xviii) our portfolio of software, patented intellectual property, and teams of wireless and encryption specialists positions us to tap into opportunities in the U.S. federal government market;

(xix) we expect to realize a portion of our backlog in the next twelve months;

(xx) we expect to compete primarily on the basis of the factors set forth;

(xxi) the WWSS contract vehicle is expected to continue to contribute to significant government systems sales through 2011;

(xxii) we believe we have sufficient capital resources to meet our anticipated cash operating expenses, working capital and capital expenditure and debt services needs for the next twelve months;

(xxiii) that we believe our capitalized research and development expense will be recoverable from future gross profits generated by the related products;

(xxiv) we believe our intellectual property assets are valuable and will contribute positively to our operational results in 2010 and beyond;

(xxv) we believe we should not incur any material liabilities from customer indemnification requests; we have accurately estimated the amount of future non-cash stock compensation;

(xxvi) our assumptions and expectations related to income taxes and deferred tax assets are appropriate;

(xxvii) we do not expect that the adoption of new accounting standards to have a material impact on the company’s financial statements;

(xxviii) we believe that we will continue to comply with the covenants related to our loan agreements;

(xxix) we have limited exposure to financial market risks, including changes in interest rates;

(xxx) we believe that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures; and

(xxxi) we believe we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, amounts available under our existing debt capacity, additional borrowings or from the issuance of additional securities.

This list should not be considered exhaustive.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive office is located in Annapolis, Maryland, as well as portions of our Commercial and Government Segments, and includes a satellite operations center. Our office in Seattle, Washington is used primarily for servicing and hosting our wireless and VoIP E9-1-1 public safety support services. Our design and development of our software based systems and applications are located in our Annapolis, MD location and also in our Oakland and Aliso Viejo, California, and Calgary, Alberta offices. Our Government Segment manufacturing facility is located Tampa, Florida. In addition to our leased locations listed below, we also lease a hosting facility in Phoenix, Arizona, which is utilized by our Commercial Segment. We also own a 7-acre teleport facility in Manassas, Virginia for teleport services for our Government Segment customers.

The following table lists our most significant leased facilities at December 31, 2009:

Location:	Size:	Lease Expiration:

Annapolis, Maryland	31,250 square feet	March 2011
Seattle, Washington	57,000 square feet	September 2017
Tampa, Florida	45,600 square feet	December 2014
Aliso Viejo, California	24,000 square feet	June 2013
Annapolis, Maryland	17,000 square feet	April 2013
Oakland, California	11,000 square feet	August 2012
Manassas, Virginia	10,000 square feet	February 2013
Suwanee, Georgia	6,250 square feet	April 2013
Catonsville, Maryland	5,800 square feet	March 2011
Calgary, Alberta, Canada	4,400 square feet	March 2014

Item 3.	Legal Proceedings

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

On July 12, 2006, we filed suit in the United States District Court for the Eastern District of Virginia against Mobile 365 (now Sybase 365, a subsidiary of Sybase Inc.) and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience (“the ’748 patent”), issued to the Company. We resolved the matter with regard to WiderThan Americas, and, during the second quarter of 2007, we received a favorable jury decision that Sybase 365 infringed the claims of our patent. The jury awarded us a one-time monetary payment in excess of $10 million for past damages and a 12% royalty. The jury also found Sybase 365’s infringement willful and upheld the validity of the patent. After the jury verdict, both parties filed post-trial motions. The court denied Sybase 365’s post-trial motion for a new trial or a judgment in its favor, granted our motion for a permanent injunction prohibiting any further infringement by Sybase 365, but stayed the injunction pending the outcome of any appeal that may be filed, reduced the jury verdict damages award by $2.2 million and vacated the jury finding of willful infringement. Sybase filed an appeal from the final judgment of the district court to U.S. Court of Appeals for the Federal Circuit. In the first quarter of 2008, Sybase 365 filed a request for reexamination of the ’748 patent claiming that the patent is invalid. In the second quarter of 2008, the United States Patent and Trademark Office granted the request and began the requested reexamination of the ’748 patent.

On July 30, 2009, we filed suit in the United States District Court for the Eastern District of Virginia against Sybase 365, Inc., a subsidiary of Sybase Inc., for patent infringement related to U.S. patent No. 7,460,425, Inter-Carrier Digital Message with User Data Payload Service Providing Phone Number Only Experience, which is related to the patents subject to the prior jury award against Sybase 365. On December 22, 2009, we entered into an agreement with Sybase under which Sybase paid us a one-time amount of $23 million in exchange for a license to the Inter-Carrier Messaging family of patents. The court entered a Dismissal Order on January 8, 2010 and both cases were finally resolved.

On July 30, 2009, we filed suit in the United States District Court for the Eastern District of Virginia against Sybase 365, Inc., a subsidiary of Sybase Inc., for infringement related to U.S. patent Nos. 6,891,811, Short Message Service Center Mobile-Originated to Internet Communications, and 7,355,990, Mobile-Originated to HTTP Internet Communications, on technology for permitting two-way communication of short messages between an SMSC or wireless device and an HTTP device or Universal Resource Locator (URL). Sybase 365 has filed requests for reexamination of these patents claiming that the patents are invalid.

On August 19, 2009, we filed suit in the United States District Court for the District of Delaware against Sybase, Inc and iAnywhere Solutions, Inc, a subsidiary of Sybase, Inc., for patent infringement related to U.S. patent No. 6,560,604, entitled “System, Method, and Apparatus for Automatically and Dynamically Updating Options, Features, and/or Services Available to Client Device”, on technologies permitting automatic initialization, configuration and updating of client devices over-the-air (“O-T-A”) and other technology-based products, services and systems that offer the automatic O-T-A initialization, configuration and updating capability.

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

Our Class A Common Stock has been traded on the NASDAQ Global Market under the symbol “TSYS” since our initial public offering on August 8, 2000. The following table sets forth, for the periods indicated, the high and low closing prices for our Class A Common Stock as reported on the NASDAQ Global Market:

	High	Low

2010
First Quarter 2010 (through March 4, 2010)	$10.25	$7.50
2009
First Quarter 2009	$10.00	$6.86
Second Quarter 2009	$10.25	$6.38
Third Quarter 2009	$9.03	$6.46
Fourth Quarter 2009	$9.93	$7.75
2008
First Quarter 2008	$3.98	$2.71
Second Quarter 2008	$5.47	$3.06
Third Quarter 2008	$8.75	$4.19
Fourth Quarter 2008	$8.91	$4.58

As of March 3, 2010 there were approximately 318 holders of record of our Class A Common Stock, and there were 8 holders of record of our Class B Common Stock.

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s Class A Common Stock with the cumulative total return of the Nasdaq Global Market U.S. Index and a mobile data index prepared by the Company of the following relevant publicly traded companies in the commercial and government sectors in which we operate: Openwave Systems, Inc.; Comtech Telecommunications Corp.; Sybase, Inc.; General Dynamics Corp., LM Ericsson Telephone Company, Comverse Technology Inc.; Globecomm Systems Inc.; NCI Inc.; NeuStar, Inc.; Syniverse Holdings, Inc.; and ViaSat Inc. (the “New Peer Group”)

The composition of the Mobile Data Index has been changed from last year (the “Old Peer Group”) as follows: General Dynamics Corp. and LM Ericsson Telephone Company were added to the remaining companies to comprise the “New Peer Group” because their satellite services business and mobile communications systems lines have become more comparable to our Government and Commercial Segment businesses, respectively.

The information provided is from January 1, 2004 through December 31, 2009.

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

The table that follows presents portions of our consolidated financial statements. You should read the following selected financial data together with our audited Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the more complete financial information included elsewhere in this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2009, 2008, and 2007 and the balance sheet data as of December 31, 2009 and 2008 from our consolidated financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm, and which are included in Item 15 of this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006, and 2005, from our audited financial statements which are not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result of implementation of ASC 718-10 in 2006, our non-cash stock compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense in our continuing operations as well as discontinued operations.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except share and per share data)

Statement of Operations Data:
Revenue
Services	$151.9	$101.4	$88.1	$88.4	$75.0
Systems	148.2	118.8	56.1	36.6	27.2

Total revenue	300.1	220.2	144.2	124.9	102.2

Direct cost of services revenue	84.1	61.6	52.2	52.5	39.2
Direct cost of systems revenue	102.1	77.3	37.9	17.9	17.7

Total direct cost of revenue	186.2	138.9	90.1	70.4	56.9

Services gross profit	67.8	39.8	35.9	35.8	35.8
Systems gross profit	46.1	41.5	18.2	18.7	9.5

Total gross profit	113.9	81.3	54.1	54.5	45.2

Research and development expense	22.3	16.2	13.1	12.6	13.9
Sales and marketing expense	16.0	13.7	11.9	11.7	10.5
General and administrative expense	35.4	28.2	19.3	17.0	15.0
Depreciation and amortization of property and equipment	6.0	5.9	6.2	8.0	8.6
Amortization of goodwill and other intangible assets	0.9	0.1	0.1	0.1	0.1

Total operating costs and expenses	80.6	64.2	50.6	49.3	48.2

Patent related gains, net of expenses	15.7	8.1	—	—	—

Income/(loss) from operations	49.0	25.2	3.5	5.2	(3.0)
Interest expense	(1.8)	(0.9)	(1.8)	(1.8)	(0.7)
Amortization of debt discount and debt issuance expenses, including $2,458 write-off in 2007	(0.4)	(0.2)	(3.2)	(1.4)	(0.5)
Other (expense)/income, net	0.3	0.2	0.5	—	(0.1)

Income/(loss) from continuing operations before income taxes	47.1	24.3	(1.0)	2.0	(4.3)
(Provision)/benefit for income taxes	(18.8)	33.3	—	—	—

Income/(loss) from continuing operations	28.3	57.6	(1.0)	2.0	(4.3)
Loss from discontinued operations	—	—	(0.3)	(23.7)	(7.2)

Net income/(loss)	$28.3	$57.6	$(1.3)	$(21.7)	$(11.5)

Income/(loss) from continuing operations per share	$0.59	$1.34	$(0.02)	$0.05	$(0.11)
Loss from discontinued operations per share	—	—	(0.01)	(0.60)	(0.19)

Net income/(loss) per share — basic	$0.59	$1.34	$(0.03)	$(0.55)	$(0.30)

Income/(loss) from continuing operations per share (1)	$0.53	$1.23	$(0.02)	$0.05	$(0.11)
Loss from discontinued operations per share	—	—	(0.01)	(0.59)	(0.19)

Net income/(loss) per share — diluted	$0.53	$1.23	$(0.03)	$(0.54)	$(0.30)

Basic shares used in computation (in thousands)	47,623	43,063	41,453	39,430	38,823
Diluted shares used in computation (in thousands)	53,946	46,644	41,453	40,166	38,823

(1)	In calculating 2009 diluted earnings per share requires adding to net income the interest expense, net of taxes, of $0.4 million associated with the 4.5% convertible senior notes, see Note 4 presented in the Notes to Consolidated Financial Statements.

	As of December 31,
	2009	2008	2007	2006	2005
	(in millions)

Balance Sheet Data:
Cash and cash equivalents	$61.4	$39.0	$16.0	$10.4	$9.3
Working capital	77.7	79.1	35.0	25.4	27.5
Total assets	472.2	182.0	82.1	83.6	90.6
Capital leases and long-term debt (including current portion)	183.0	11.8	16.1	17.6	16.5
Total liabilities	286.4	67.7	38.2	48.6	41.5
Total stockholders’ equity	185.8	114.3	44.0	35.1	49.1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition. The Company records revenue from multiple element arrangements under the guidance governed by the Financial Accounting Standards Board (“FASB”) and the Accounting Standard Codification (“ASC”). These standards state that at the time of entering into each customer agreement or arrangement, each element is identified and the revenue, cost of revenue, and gross profit for each deliverable is recorded and presented separately as either systems or services. Sales of products and product related solutions to customers are classified as systems revenue within the Company’s Statement of Operations. These typically are integrated solutions that may include licenses, hardware and labor to deliver the product and/or solution per the customer’s specifications. Services revenue includes the elements of the contract typically related to maintenance or other recurring services performed over an extended period. Each of the services and systems captions represents more than 10 percent of the Company’s total revenue. There is no other category of revenue described in Rule 5-03 of Regulation S-X in which the Company is currently engaged. The Company considered Rule 5-03 of Regulation S-X as it relates to the labor portion of systems revenue, and will continue to periodically assess the materiality of the labor portion of systems revenue and classify the amount as services if significant.

We sell communications systems incorporating our licensed software for enhanced services, including text messaging and location-based services to wireless carriers. These systems are designed to incorporate our licensed software. If significant customization is not required, the Company recognizes revenue for all delivered elements of a software sale at the point when all four criteria of revenue recognition are met and, the Company has vendor-specific objective evidence (VSOE) of fair value for all identified undelivered elements. Systems revenue typically contains multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among elements based on VSOE of the fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. Software licenses are generally perpetual licenses for a specified volume of usage, along with the purchase of annual maintenance at a specified rate. We recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered the software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable.

Software projects that require significant customization are accounted for under the percentage-of-completion method. We measure progress to completion using costs incurred compared to estimated total costs or labor costs incurred compared to estimated total labor costs for contracts that have a significant component of third-party materials costs. We recognize estimated losses under long-term contracts in their entirety upon discovery. If we did not accurately estimate total costs to complete a contract or do not manage our contracts within the planned budget, then future margins may be negatively affected or losses on existing contracts may need to be recognized. Software license fees billed and not recognized as revenue are included in deferred revenue. The Company recognizes contract revenue as billable costs are incurred and for fixed-price product delivery contracts using the percentage-of-completion method or proportional performance method, measured by either total labor costs or total costs incurred compared to total estimated labor costs or total costs to be incurred in accordance with the ASC guidance. We recognize estimated losses on contracts in their entirety upon discovery. If we did not accurately estimate total labor costs or total costs to complete a contract or do not manage our contracts within the planned budget, then our future margins may be negatively affected or losses on existing contracts may need to be recognized.

Acquired Intangible Assets. The acquired intangible assets are amortized over their useful lives of between five and nineteen years, based on the greater of the straight-line method or the revenue curve method. We evaluate acquired intangible assets when events or changes in circumstances indicate that the carrying values of such assets might not be recoverable. Our review of factors present and the resulting appropriate carrying value of our acquired intangible assets are subject to judgments and estimates by management. Future events such as a significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired. There have been no impairment charges in 2009. The amortization expense recognized in 2009 relates to the intangible assets acquired in 2009, including LocationLogic, Solvern, Sidereal and Networks In Motion and the 2004 acquisition of assets of Kivera Inc. (“Kivera”). The expense recognized in 2008 and 2007 relates to the intangible assets acquired with the 2004 acquisition of assets from Kivera, including customer lists, customer contracts, trademarks, and patents, see Note 9 to the Consolidated Financial Statements.

Impairment of Goodwill. The Company performs an annual analysis of our goodwill for impairment. The analysis of goodwill includes, among other factors, estimating future cash flows to be received from the assets. At December 31, 2009, goodwill was $164.4 million and we determined that the fair value of our reporting units exceeded their carrying value, so there was no impairment charge in 2009. Material differences in our assumptions and valuations in the future could result in a future impairment loss.

Stock Compensation Expense. We have adopted the fair value recognition provisions using the modified prospective transition method. Under the fair value recognition provisions, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of expected volatility of the market price of our stock and the expected term of the stock award. We have determined that historical volatility is the best predictor of expected volatility and the expected term of our awards was determined taking into consideration the vesting period of the award, the contractual term and our historical experience of employee stock option exercise behavior. We review our valuation assumptions at each grant date and, as a result, we could change our assumptions used to value employee stock-based awards granted in future periods. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. If our actual forfeiture rate were materially different from our estimate, the stock-based compensation expense would be different from what we have recorded in the current period. Our employee stock-based compensation costs are recognized over the vesting period of the award and are recorded using the straight-line method.

Income Taxes. We use the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting basis and the tax basis of assets and liabilities. We also recognize deferred tax assets for tax net operating loss carryforwards. The deferred tax assets and liabilities are measured using the enacted tax rates and laws expected to be in effect when such amounts are projected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income in the tax jurisdictions in which the deferred tax assets are located. When appropriate, we recognize a valuation allowance to reduce such deferred tax assets to amounts more likely than not to be realized. The calculation of deferred tax assets (including valuation allowances) and liabilities require management to apply significant judgment related to such factors as the application of complex tax laws and the changes in such laws. We have also considered our future operating results, which require assumptions such as future market penetration levels, forecasted revenues and the mix of earnings in the jurisdictions in which we operate, in determining the need for a valuation allowance. Changes in our assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in material amounts of additional tax expense or benefit in the period of change.

Effective January 1, 2007, the Company began recognizing the benefits of tax positions in the financial statements if such positions are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, based on our judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. At December 31, 2009, we had unrecognized tax benefits totaling approximately $3.3 million. The determination of these unrecognized amounts requires significant judgments and interpretation of complex tax laws. Different judgments or interpretations could result in material changes to the amount of unrecognized tax benefits.

Business Combinations. During 2009 the Company acquired four businesses. Pursuant to FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), the business combinations were each accounted for under the “acquisition method.” Accordingly, the total estimated purchase prices were allocated to the net tangible and intangible assets acquired in connection with each acquisition, based on their estimated fair values as of the effective date of the acquisition. The preliminary allocation of the purchase prices on each of the acquisitions were based upon management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed and such estimates and assumptions are subject to change (generally one year from their acquisition date). The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets and deferred revenue obligations assumed.

Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the managements of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from software license sales, subscriptions, support agreements, consulting contracts and acquired developed technologies and patents;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company’s trade name and trademarks as well as assumptions about the period of time the acquired trade name and trademarks will continue to be used in the combined company’s product portfolio; and

•	discount rates

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Legal and Other Contingencies. We are currently involved in various claims and legal proceedings. As required, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Overview

Our business is reported using two business segments: (i) our Commercial Segment, which consists principally of enhanced communication technology for wireless networks, principally based on text messaging and location-based services, including our E9-1-1 application and other applications for wireless carriers and Voice Over IP service providers, and (ii) our Government Segment, which includes the design, development and deployment of information processing and communication systems, mainly satellite-based, and related services to government agencies.

Recent Acquisitions

An opportunistic acquisition approach is part of our long-term corporate strategy. We pursue specific targets that complement our portfolio of existing products and services. Our aim is to explore business combinations through exclusivity rather than participation in an open auction process. This approach has dual benefits of favorable pricing and expedited execution. We believe we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, amounts available under our existing debt capacity, additional borrowings or from the issuance of additional securities. We evaluate the financial impact of any potential acquisition and associated financing with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

During 2009, our company completed four acquisitions, the details of which are described in the Business Section and Financial Statement Footnote 2 of this report on Form 10-K. No acquisitions were made in 2008 or 2007.

For the Commercial Segment:

On May 19, 2009, we acquired substantially all of the assets of LocationLogic LLC (LocationLogic), a provider of infrastructure, applications and services for carriers and enterprises to deploy location-based services.

On December 15, 2009, we acquired Networks In Motion, Inc., (NIM) a provider of wireless navigation solutions for GPS-enabled mobile phones.

For the Government Segment:

On November 3, 2009, we acquired Solvern Innovations, Inc., (Solvern) a provider of comprehensive communications products and solutions, training, and technology services for cyber security-based platforms.

On November 16, 2009, we purchased substantially all of the assets of Sidereal Solutions, Inc., (Sidereal) a satellite communications technology engineering, operations and maintenance support services company.

Operating results of each acquired business are reflected in the Company’s consolidated financial statements from the date of acquisition.

Indicators of Our Financial and Operating Performance

Our management monitors and analyzes a number of performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue and gross profit. We derive revenue from the sales of systems and services including recurring monthly service and subscriber fees, maintenance fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.

•	Gross profit represents revenue minus direct cost of revenue, including certain non-cash expenses. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, non-cash stock-based compensation, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of systems revenue from our Commercial Segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations. Other important sources of our liquidity are our convertible debt agreement, financial institution loan agreement, lease financings secured for the purchase of equipment and potential borrowings under our credit lines.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenues outstanding as important indicators of our financial health.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in 2009 to 2008 is affected by our 2009 acquisitions, but most acquisition activity occurred in the mid to late fourth quarter of 2009, so that the impact on 2009 revenue and cost and expense totals is small. Where changes in our results of operations from fiscal 2009 compared to 2008 are clearly related to the acquisitions, such as revenue and increases in amortization of intangibles, we quantify the effects. Operation of the acquired businesses has been fully integrated into our existing operations. Our acquisitions did not result in the our entry into a new line of business or product category; they added products and services with substantially similar features and functionality.

Revenue and Cost of Revenue

The following discussion addresses the revenue and cost of revenue for the two segments of our business.

During the first half of 2007 we sold operations that had been operated as an Enterprise division. For information regarding the results of the Enterprise assets, see Discontinued Operations — Enterprise assets below.

Commercial Segment:

			2009 vs. 2008			2008 vs. 2007
($ in millions)	2009	2008	$	%	2007	$	%

Services revenue	$89.7	$64.4	$25.3	39%	$58.8	$5.6	10%
Systems revenue	37.6	37.4	0.2	1%	16.5	20.9	127%

Total Commercial Segment revenue	127.3	101.8	25.5	25%	75.3	26.5	35%

Direct cost of services	35.3	32.4	2.9	9%	29.4	3.0	10%
Direct cost of systems	10.6	8.9	1.7	19%	5.0	3.9	78%

Total Commercial Segment cost of revenue	45.9	41.3	4.6	11%	34.4	6.9	20%

Services gross profit	54.4	32.0	22.4	70%	29.4	2.6	9%
Systems gross profit	27.0	28.5	(1.5)	(5%)	11.5	17.0	148%

Total Commercial Segment gross profit (1)	$81.4	$60.5	$20.9	35%	$40.9	$19.6	48%

Segment gross profit as a percent of revenue	64%	59%			54%

(1)	See discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

Commercial Services Revenue and Cost of Revenue:

Services revenue includes hosted Location Based Service (LBS) applications including navigation, people-finder, asset tracker and E9-1-1 service for wireless and E9-1-1 for Voice over Internet Protocol (VoIP) service providers, and hosted wireless LBS infrastructure including Position Determining Entity (PDE) service. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Subscriber service revenue is generated by client software applications for wireless subscribers, generally on a per-subscriber per month basis. E9-1-1, PDE, VoIP and hosted LBS service fees are priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Service Answering Points (PSAPs), or the number of customer subscribers. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.

Our commercial services revenue increased $25.3 million or 39% over 2008 from increased subscriber revenue for LBS applications, service connection deployments of our E9-1-1 services for cellular and VoIP service providers, and an increase in software maintenance revenue. Approximately $13 million of subscriber service revenue may be ascribed to the acquisitions of LocationLogic and NIM. Our commercial services revenue increased $5.6 million or 10% in 2008 from 2007 due to growth in hosted service customer volume and new hosted service customers and increased maintenance fees due to higher cumulative system license sales.

The direct cost of our services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs, and equipment and software maintenance. The direct cost of maintenance revenue consists primarily of compensation and benefits expense. For the year ended December 31, 2009, the direct cost of services revenue increased 9% over 2008 primarily due to increases in labor and other direct costs related to addition of the LocationLogic and NIM businesses, and custom development work responding to customer requests and deployment requirements for VoIP E9-1-1 technology. For the year ended December 31, 2008, the direct cost of service revenue increased 10% over 2007 in direct relation to the increase in revenues. While we increased the number of cell sites, subscribers and public safety answering points served, our overall circuit and data access costs were relatively consistent year to year, and have declined as a percentage of segment services revenue. The cost of non-labor circuit and other data access costs accounted for approximately 12% of total direct costs of commercial services revenues in 2009, 13% in 2008, and 15% in 2007.

Commercial services gross profit for the year ended December 31, 2009 was $54.4 million, and was 70% higher than in 2008 as a result of higher revenue, improved operating efficiencies and the inclusion of the 2009 acquisitions. Commercial services gross profit for the year ended December 31, 2008 was 9% higher than in 2007 on higher revenue.

Commercial Systems Revenue and Cost of Revenue

We sell communications systems to wireless carriers incorporating our licensed software for enhanced services, including text messaging and location-based services. These systems are designed to incorporate our licensed software. We design our software to ensure that it is compliant with all applicable standards. Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue.

Commercial systems revenue in 2009 was $37.6 million compared to $37.4 million in 2008. Commercial systems revenue increased primarily due to higher sales of text messaging software licenses and location platform systems, partly offset by reduced equipment-component revenue due to a customer hardware refresh in 2008 with no comparable project in 2009. Commercial systems revenue in 2008 was 127% higher than in 2007 due to higher sales of licenses for text messaging capacity and customer hardware upgrades.

The direct cost of commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, and consulting fees as well as the amortization of both acquired and capitalized software development costs. The direct cost of commercial systems increased 19% in 2009 primarily due to costs of location platform systems projects. The direct cost of the license component of systems is normally very low, and the gross profit very high since much of the software development cost was expensed in prior periods. The direct cost of systems includes amortization of capitalized software development costs of $3.1 million, $2.1 million, and $1.5 million, respectively, in 2009, 2008, and 2007.

Our commercial systems gross profit was $27.0 million in 2009, down 5% or $1.5 million from 2008. Our commercial systems gross profit was $28.5 million in 2008, a 148% or $17.0 million increase from 2007. Systems gross margins are higher in periods when systems revenue includes a higher proportion of software licenses relative to third party system components and integration labor, as was the case in 2008.

Government Segment:

			2009 vs. 2008			2008 vs. 2007
($ in millions)	2009	2008	$	%	2007	$	%

Services revenue	$62.2	$36.9	$25.3	69%	$29.3	$7.6	26%
Systems revenue	110.6	81.4	29.2	36%	39.6	41.8	106%

Total Government Segment revenue	172.8	118.3	54.5	46%	68.9	49.4	72%

Direct cost of services	48.8	29.2	19.6	67%	22.8	6.4	28%
Direct cost of systems	91.5	68.3	23.2	34%	32.9	35.4	108%

Total Government Segment cost of revenue	140.3	97.5	42.8	44%	55.7	41.8	75%

Services gross profit	13.4	7.7	5.7	74%	6.5	1.2	18%
Systems gross profit	19.1	13.1	6.0	46%	6.7	6.4	96%

Total Government Segment gross profit (1)	$32.5	$20.8	$11.7	56%	$13.2	$7.6	58%

Segment gross profit as a percent of revenue	19%	18%			19%

(1)	See discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

For 2009, Government Segment revenue increased 46% reflecting increases in both services and systems revenue. Government Segment revenue in 2008 and 2007 increased 72% and 44%, respectively, reflecting increases in both services and systems revenue. During the third quarter of 2006, we were one of six vendors selected by the U.S. Army to provide secure satellite services and systems under a five-year Worldwide Satellite Systems (WWSS) contract vehicle, with a maximum value of up to $5 billion for the six vendors. The WWSS contract vehicle is expected to continue to contribute significant government systems sales through 2011. The Company’s Government Segment has been awarded participation as a prime or sub-contractor to provide similar satellite-based technology under several other contract vehicles.

Government Services Revenue and Cost of Revenue:

Government services revenue primarily consists of professional communications engineering and field support, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite including resale of satellite airtime. System maintenance fees are collected in advance and recognized ratably over the maintenance periods. Government services revenue increased to $62.2 million in 2009 from $36.9 million in 2008 and $29.3 million in 2007. These increases were generated by new and expanded-scope contracts for satellite airtime services using our teleport facilities, and professional services including about $2.9 million of revenue associated with the acquisitions of Solvern and Sidereal.

Direct cost of government service revenue consists of compensation, benefits and travel incurred in delivering these services, as well as satellite space segment purchased for resale. These costs increased as a result of the increased volume of service in all three years.

Our gross profit from government services increased to $13.4 million in 2009 from $7.7 million in 2008 and $6.5 million in 2007. Gross profit in 2009 increased as a result of higher revenue for maintenance and satellite services with improved utilization of our facilities and satellite airtime. Higher gross profit in 2008 was realized from volume increases in professional services, teleport usage, and maintenance on the installed base of systems.

Government Systems Revenue and Cost of Revenue:

We generate government systems revenue from the design, development, assembly and deployment of communication systems, primarily deployable satellite-based ground stations, and integration of these systems into customer networks. These are largely variations on our SwiftLink product line, which are lightweight, secure, deployable communication systems, sold to units of the U.S. Departments of Defense, State, and other government agencies. Government systems sales increased to $110.6 million in 2009 from $81.4 million in 2008, which was more than double the $39.6 million in 2007. The increases over the last three years in systems revenues were primarily due to volume from the fulfillment of task orders under the WWSS 5-year contract vehicle, for which TCS was one of six awardees in September 2006.

The cost of our government systems revenue consists of purchased system components, compensation and benefits, the costs of third-party contractors, and travel. These costs have increased over the three years presented as a direct result of the increase in volume. These equipment and third-party costs are variable for our various types of products, and margins may fluctuate between periods based on pricing and product mix.

Our government systems gross profit was $19.1 million, $13.1 million and $6.7 million in 2009, 2008 and 2007, respectively. The increase in gross profit is primarily due to higher sales volume under the WWSS procurement vehicle.

Operating Expenses:

Research and Development Expense:

			2009 vs. 2008			2008 vs. 2007
($ in millions)	2009	2008	$	%	2007	$	%

Research and development expense	$22.3	$16.2	$6.1	38%	$13.1	$3.1	24%
Percent of revenue	7%	7%			9%

Our research and development expense consists of compensation, benefits, and a proportionate share of facilities and corporate overhead. The costs of developing software products are expensed prior to establishing technological feasibility. Technological feasibility is established for our software products when a detailed program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products including software hosted in network operations centers. These costs primarily include compensation and benefits as well as costs associated with using third-party laboratory and testing resources. We expense such costs as they are incurred unless technological feasibility has been reached and we believe that capitalized costs will be recoverable, in which we capitalize and amortize over the product’s expected life.

The expenses we incur relate to software applications which are being marketed to new and existing customers on a global basis. Throughout 2009, 2008, and 2007, research and development was primarily focused on wireless location-based subscriber and carrier applications, including cellular E9-1-1 and Voice over IP E9-1-1, enhancements to our hosted LBS platform for carrier infrastructure, and enhancement of our text messaging deliverables. Management continually assesses our spending on research and development to ensure resources are focused on products that are expected to achieve the highest level of success. In 2009, 2008, and 2007, we capitalized $1.0 million, $0.5 million, and $1.5 million, respectively, of software development costs for software projects. The capitalized costs relate to wireless location-based and VoIP E9-1-1 software, and will be amortized on a product-by-product basis using the straight-line method over the products’ estimated useful life, not longer than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. Amortization of software development costs is recorded as a direct cost of revenue. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

Research and development expense increased 38% in 2009 from 2008, primarily as a result of increased software development labor costs for continued work on location platform, electronic map applications, VoIP and wireless E9-1-1, text messaging, and deployable sitcom technology, including enhancement of LocationLogic and NIM software following the acquisitions of those businesses. Research and development expense increased 24% in 2008 from 2007, as software developers spent less time on work that was subject to capitalized expenditure accounting (discussed above), more Company personnel assigned to software development work, and variable compensation was higher in 2008 than 2007.

Our research and development expenditures and acquisitions have yielded a portfolio of more than 100 patents, and more than 300 patent applications are pending, primarily for wireless messaging and location technology. We believe that the intellectual property represented by these patents is a valuable asset that will contribute positively to our results of operations in 2010 and beyond.

Sales and Marketing Expense:

			2009 vs. 2008			2008 vs. 2007
($ in millions)	2009	2008	$	%	2007	$	%

Sales and marketing expense	$16.0	$13.7	$2.3	17%	$11.9	$1.8	15%
Percent of revenue	5%	6%			8%

Our sales and marketing expense includes fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements, and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. government primarily through direct sales professionals. Sales and marketing costs increased 17%, 15% and 2% in 2009, 2008 and 2007, respectively, primarily as a result of adding additional sales personnel, increased public relations fees, and increased variable compensation.

General and Administrative Expense:

			2009 vs. 2008			2008 vs. 2007
($ in millions)	2009	2008	$	%	2007	$	%

General and administrative expense	$35.4	$28.2	$7.2	26%	$19.3	$8.9	46%
Percent of revenue	12%	13%			13%

General and administrative (G&A) expense consists primarily of management, finance, legal, human resources and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The increase in 2009 includes increased costs to support our newly acquired LocationLogic, Solvern, Sidereal and NIM operations, as well as investments for process control, legal and professional costs associated with protection and monetization of intellectual property, and accruals for variable compensation based mainly on profit and growth performance metrics. Approximately $3 million of fees and expenses were incurred during the fourth quarter of 2009 in connection with closing the NIM acquisition. The increase in 2008 G&A included a charge for vacating a leased facility in Tampa, Florida, earlier than its December 2009 expiration, and variable compensation of $8 million related to record revenue, operating profit, and net income for the year in accordance with formulas established for key employees at the beginning of the year.

Depreciation and Amortization of Property and Equipment:

			2009 vs.			2008 vs.
			2008			2007
($ in millions)	2009	2008	$	%	2007	$	%

Depreciation and amortization of property and equipment	$6.0	$5.9	$0.1	2%	$6.2	$(0.3)	(5%)
Average gross cost of property and equipment	$60.7	$50.4	$10.3	20%	$50.3	$0.1	NM
(NM = Not meaningful)

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets, generally range from five years for furniture, fixtures, and leasehold improvements to three to four years for most other types of assets including computers, software, telephone equipment and vehicles. In 2009, our depreciable asset base increased primarily as a result of property and equipment acquired with our four acquisitions during 2009, and organic capital spending of about $10 million. In 2008 and 2007, our depreciable asset base has decreased as a result of assets purchased in previous years becoming fully depreciated.

Amortization of Acquired Intangible Assets:

			2009 vs.			2008 vs.
			2008			2007
($ in millions)	2009	2008	$ %		2007	$	%

Amortization of acquired intangible assets	$0.9	$0.1	$0.8	800%	$0.1	$—	NM

The amortization of acquired non-goodwill intangible assets relates to the and the wireless location-based application and infrastructure technology assets acquired from LocationLogic and NIM, and the cyber security assets acquired from Solvern in 2009, and Kivera digital mapping business assets acquired in 2004. These assets are being amortized over their useful lives of between five and nineteen years. The expense recognized in 2009 relates to customer lists, customer relationships, coursework, and patents. The expense recognized in 2008 and 2007 relates to the intangible assets associated with the 2004 Kivera acquisition, including customer lists and patents.

Patent-Related Gains, Net of Expenses:

			2009 vs. 2008			2008 vs. 2007
($ in millions)	2009	2008	$	%	2007	$	%

Patent-related gains, net of expenses	$15.7	$8.1	$7.6	94%	$—	$—	NM

In December 2009, the company reached a settlement of patent litigation under which Sybase paid TCS $23 million in January 2010 to license its patents related to cell phone carrier messaging technology. TCS incurred $7.3 million in legal and other expenses related to the settlement. In June 2008, the company sold a wireless e-mail-related patent for net proceeds of $8.1 million, after legal fees and other costs concluding litigation involving the patent. TCS retains a limited license in the patent for use in its own operations.

Interest Expense:

			2009 vs.			2008 vs.
			2008			2007
($ in millions)	2009	2008	$	%	2007	$	%

Interest expense incurred on bank and other notes payable	$0.7	$0.7	$—	NM	$1.6	$(0.9)	(56%)
Interest expense incurred on 4.5% convertible debt financing	0.6	—	0.6	100%	—	—	—
Interest expense incurred on capital lease obligations	0.4	0.3	0.1	33%	0.2	0.1	50%
Amortization of deferred financing fees	0.4	0.2	0.2	100%	0.3	(0.1)	(33%)
Amortization of debt discount	—	—	—	—	0.5	(0.5)	(100%)
Write-off of unamortized debt discount and debt issuance expenses	—	—	—	—	2.4	(2.4)	(100%)
Less: capitalized interest	(0.1)	(0.1)	—	NM	(0.1)	—	NM

Total Interest and Financing Expense	$2.2	$1.1	$1.1	100%	$4.9	$(3.8)	(78%)

Interest expense is incurred under notes payable, convertible debt financing, and capital lease obligations, and financing expense reflects amortization of deferred up-front financing expenditures at the time of contracting for financing arrangements, which are being amortized over the term of the note or the life of the facility.

On November 16, 2009, the Company issued $103.5 million aggregate principal amount of 4.5% Convertible Senior Notes due 2014. Interest on the notes is payable semiannually on November 1 and May 1 of each year, beginning May 1, 2010. The notes will mature on November 1, 2014, unless previously converted in accordance with their terms. The notes are TCS’s senior unsecured obligations and will rank equally with all of its present and future senior unsecured debt and senior to any future subordinated debt. The notes are structurally subordinate to all present and future debt and other obligations of TCS’s subsidiaries and will be effectively subordinate to all of TCS’s present and future secured debt to the extent of the collateral securing that debt. The notes are not redeemable by TCS prior to the maturity date.

Interest on the bank term loan is at the bank’s prime rate plus 0.5% per annum with a minimum rate of 4%. Interest on our capital leases is primarily at stated rates averaging about 7%.We have a commercial bank line of credit that has not been used for borrowings, and has therefore generated no interest expense, during the three years 2007-9. Interest on our line of credit borrowing would be at the bank’s prime rate which was 3.25% per annum as of December 31, 2009, with a minimum rate of 4%. In June 2009, we entered into the Third Amended and Restated Loan and Security Agreement with our principal bank. The Loan Agreement provided for a $30 million revolving line of credit that replaced the Company’s prior $22 million line of credit and a $20 million five year term loan that replaced the Company’s prior $10 million term loan. On June 25, 2007, we refinanced $10 million secured notes with a new five year term loan payable to our principal bank. The funds were used primarily to retire the March 2006 secured notes. This refinancing resulted in the $2.4 million write-off of unamortized debt discount and debt issuance expenses in 2007. Further details about our bank facilities are provided under Liquidity and Capital Resources.

December 15, 2009,we issued $40 million in promissory notes as part of the consideration paid for the acquisition of NIM. The promissory notes bear simple interest at 6% and are due in three installments: $30 million on the 12 month anniversary of the closing, $5 million on the 18 month anniversary of the closing, and $5 million on the 24 month anniversary of the closing, subject to escrow adjustments. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS’s subsidiaries.

Our capital lease obligations include interest at various amounts depending on the lease arrangement. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year, and the interest under those leases, has remained relatively constant since 2007. The interest cost of capital lease financings increased slightly in 2009 due to additional funding and was about the same in the years ending 2008 and 2007.

Overall our interest and financing increased as a result of the increase in amount financed including the 4.5% convertible debt financing in November 2009. Our interest and financing expense decreased in 2008 over 2007 primarily as a result of retiring our March 2006 and December 2006 borrowings. Cash interest expense on notes payable was about the same in 2009 as in 2008, and was lower in 2008 than in 2007 due to the lower-cost refinancing in 2007 of higher priced March 2006 debt, and lower average bank borrowings. Interest on the 4.5% convertible debt placement was $0.6 million in 2009. Interest on capital lease financing was slightly higher in 2009 than in 2008 due to increased lease financing of new property and equipment. The higher 2009 amortization reflects the proration of fees to refinance our bank term loan, the write-off of the previous term loan fees upon its early retirement, and fees associated with the 4.5% convertible debt financing.

Other Income, Net:

			2009 vs.			2008 vs.
			2008			2007
($ in millions)	2009	2008	$	%	2007	$	%

Foreign currency translation/ transaction (loss)/gain	$—	$0.1	$(0.1)	(100%)	$(0.1)	$0.2	200%
Miscellaneous other (expense)/ income	0.3	0.1	0.2	200%	0.6	(0.5)	(83%)

Total other income, net	$0.3	$0.2	0.1	50%	$0.5	(0.3)	(60%)

For 2009, Other Income, net consisted primarily of $0.4 million interest income earned on investment accounts, offset by a loss from sale of securities received in connection with divestiture of enterprise operations. The net foreign currency translation/transaction was immaterial for the year ended December 31, 2009. We record the effects of foreign currency translation on our cash, receivables and deferred revenues that are stated in currencies other than our functional currency.

For 2008, Other Income, net consisted primarily of $0.7 interest income earned on investment accounts, and $0.1 million net gain on foreign currency translation/transaction, which is dependent on fluctuations in currency exchange rates. The Company also recorded a 2008 loss of $0.8 million from the decline in the fair market value of divestiture-related securities considered to be other than temporary. The other components of other income, net, were about the same as in 2007.

Income Taxes:

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Upon the adoption of ASC 740 on January 1, 2007, the estimated value of the Company’s uncertain tax positions was a liability of $2.7 million resulting from unrecognized net tax benefits which did not include interest and penalties and increased to $3.7 million as of December 31, 2009. The Company recorded the estimated value of its uncertain tax position by reducing the value of certain tax attributes. The Company would classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for year ended December 31, 2009 and the consolidated balance sheet at December 31, 2009. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. and various state jurisdictions and with the acquisitions in 2009, expects to file income tax returns in several foreign jurisdictions. As of December 31, 2009, open tax years in the federal and some state jurisdictions date back to 1999, due to the taxing authorities’ ability to adjust operating loss carry forwards.

ASC 740 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of the net deferred tax asset will not be realized. This process requires the Company’s management to make assessments regarding the timing and probability of the ultimate tax impact. The Company records valuation allowances on deferred tax assets if determined it is more likely than not that the asset will not be realized. Additionally, the Company establishes reserves for uncertain tax positions based upon our judgment regarding potential future challenges to those positions. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which the Company operates, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on the Company’s financial position.

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

Discontinued Operations:

In 2007, the Company sold its Enterprise division operations, which had previously been included in our Commercial Segment. Accordingly, the assets, liabilities, and results of operations for the Enterprise assets have been classified as discontinued operations in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144). Effective January 1, 2007, the Company sold two of its three Enterprise units to strategic buyers for common stock in the acquiring publicly traded companies valued at approximately $1 million, and earn-out arrangements. As at December 31, 2008, we wrote down those investments by $0.8 million, and immaterial amounts have been received under the earn-out arrangements, which are now complete. During May 2007, the last Enterprise unit was sold for $4 million in cash, a $1 million 18-month note which was paid in full in November 2008, and $0.2 million of equity in the private-company buyer.

The following table presents income statement data for the Enterprise division, reported as discontinued operations for 2007.

($ in millions)	2007

Total revenue	$5.6

Total gross profit	0.8

Loss from discontinued operations	$(0.3)

Net Income/(loss):

			2009vs.			2008 vs.
			2008			2007
($ in millions)	2009	2008	$	%	2007	$	%

Net income/(loss) from continuing operations	$28.3	$57.6	$(29.3)	(51%)	$(1.0)	$58.6	5,860%
Loss from discontinued operations	—	—	—	—	(0.3)	0.3	100%

Net income/(loss)	$28.3	$57.6	$(29.3)	(51%)	$(1.3)	$58.9	4,531%

Net income/(loss) changes for each year are as a result of the factors set forth above.

Liquidity and Capital Resources

The following table summarizes our comparative statements of cash flow:

($ in millions)	2009	2008	2007

Net cash and cash equivalents provided by (used in):
Net income/(loss)	$28.3	$57.6	$(1.3)
Less: loss from discontinued operations	—	—	(0.3)

Income/(loss) from continuing operations	28.3	57.6	(1.0)
Non-cash charges	15.8	12.8	15.5
(Benefit)/provision for income taxes	17.5	(34.0)	—
Net changes in working capital	(7.3)	(10.4)	(5.4)

Operating activities of continuing operations	54.3	26.0	9.1
Operating activities of discontinued operations	—	—	(3.6)

Net operating activities	54.3	26.0	5.5
Investing activities:
Acquisitions, net of cash acquired	(148.2)	—	—
Purchases of property and equipment	(2.5)	(3.7)	(2.6)
Capitalized software development costs	(1.0)	(0.5)	(1.5)

Investing activities for continuing operations	(151.7)	(4.2)	(4.1)
Investing activities for discontinued operations	—	—	4.0

Net investing activities	(151.7)	(4.2)	(0.1)
Financing activities:
Proceeds from issuance of convertible debt financing	103.5	—	—
Proceeds from bank and other borrowings	50.0	—	10.0
Payments on long-term debt and capital lease obligations	(30.0)	(7.7)	(16.0)
Call spread component of convertible debt financing: Purchase of call options	(23.8)	—	—
Call spread component of convertible debt financing: Sale of common stock warrants	12.9	—	—
Proceeds from exercise of warrants	1.7	2.5	2.2
Proceeds from employee option exercises	5.5	6.4	4.0

Net financing activities	119.8	1.2	0.2
Change in cash and cash equivalents from continuing operations	22.4	23.0	5.2
Change in cash and cash equivalents from discontinued operations	—	—	0.4

Net change in cash and cash equivalents	$22.4	$23.0	$5.6

Days revenue outstanding in accounts receivable including unbilled receivables	88	95	87

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, as well as the net proceeds from capital, including:

•	November 2009 issuance of 4.5% convertible debt financing of $103.5 million.

•	December 2009 issuance of $40 million of promissory notes.

•	2009 bank term loan borrowings of $30 million, including refinancing of debt under previous facility.

•	Capital leases to fund fixed asset purchases.

Sources and uses of cash: The Company’s cash and cash equivalents balance was approximately $61.4 million at December 31, 2009, a $22.4 million increase from $39.0 million at December 31, 2008.

Operating activities: Cash generated by continuing operations increased to $54.3 million in 2009 from $26.0 million in 2008. Cash from operating profits during 2008 and 2009 have been largely sheltered from income taxes due to the use of loss carry-forwards generated in prior years. The cash generated by continuing operations in 2008 increased to $26.0 million from $5.5 million in 2007 in due mainly to higher profits from operations, including proceeds from a patent sale. Discontinued operations used $3.6 million in 2007. The Company has had no significant involvement in the discontinued operations since the disposal transactions.

Investing activities: Cash of $148.2 million, net of cash acquired, was used for the completion of the acquisitions of LocationLogic, Solvern, Sidereal and NIM. Fixed asset additions not funded with capital lease financing in 2009, 2008, and 2007 were $2.5, $3.7, and $2.6 million, respectively. Investments made in the development of carrier software for resale which had reached the stage of development calling for capitalization increased by approximately $0.5 million in 2009. The amounts capitalized decreased by approximately $1 million in 2008 to about $0.5 million in 2007, reflecting the mix of projects in the respective periods. Discontinued operations generated $4 million from the sale of assets in 2007 and $1 million from collection of a note in 2008.

Financing activities: On November 16, 2009, the Company issued $103.5 million aggregate principal amount of 4.5% Convertible Senior Notes due 2014 (the “Convertible Notes”) to fund corporate initiatives which included significant financing required for the NIM acquisition. Holders may convert the Convertible Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate will initially be 96.637 shares of Class A common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $10.348 per share of Class A common stock. At the time of this transaction, while this represented an approximately 30% conversion premium over the closing price of the Company’s Class A common stock on November 10, 2009 of $7.96 per share, the effect of the convertible note hedge and warrant transactions, described below increased the effective conversion premium of the Notes to 60% above the November 10th closing price, to $12.74 per share.

In connection with the sale of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to the Class A common stock with certain counterparties. The convertible note hedge transactions cover, subject to adjustments, 10,001,303 shares of Class A common stock. Also, in connection with the sale of the Convertible Notes, the Company entered into separate warrant transactions with certain counterparties (collectively, the “Warrant Dealers”). The Company sold to the Warrant Dealers, warrants to purchase in the aggregate 10,001,303 shares of Class A common stock, subject to adjustments, at an exercise price of $12.736 per share of Class A common stock. The Company offered and sold the warrants to the Warrant Dealers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The Company used a portion of the gross proceeds of the offering to pay the Company’s cost of the convertible note hedge transactions. The convertible note hedge and the warrant transactions are separate transactions; each entered into by the Company with the counterparties, is not part of the terms of the Convertible Notes and will not affect the holders’ rights under the Convertible Notes.

December 15, 2009,we issued $40 million in promissory notes as part of the consideration paid for the acquisition of NIM. The promissory notes bear simple interest at 6% and are due in three installments: $30 million on the 12 month anniversary of the closing, $5 million on the 18 month anniversary of the closing, and $5 million on the 24 month anniversary of the closing, subject to escrow adjustments. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS’s subsidiaries.

On December 31, 2009, we increased our revolving line of credit (the “Line of Credit”) to $35 million from $30 million with our with our principal bank and extended the maturity date to June 2012 from June 2010. Availability under the Line of Credit available is reduced by the amount of letters of credit outstanding and cash management services sublimit, which was $1.6 million at December 31, 2009. As of December 31, 2009, we had no borrowings outstanding under our bank Line of Credit and had approximately $33.4 million of unused borrowing availability under the line.

On December 31, 2009, we refinanced facilities under our June 2009 commercial bank Revolving Credit and Term Loan agreement (the “Loan Agreement”). A $40 million five year term loan (the “Term Loan”) replaced the

Company’s $20 million prior term loan with the bank. The company drew $30 million of the funds available. The remaining $10 million is available to draw no later than September 2010. The term loan maturity date is June 2014.

Under the new Loan Agreement, the Company is obligated to repay all advances or credit extensions made pursuant to the Loan Agreement. The Loan Agreement is secured by substantially all of the Company’s tangible and intangible assets as collateral, except that the collateral does not include any of the Company’s intellectual property. The principal amount outstanding under the Term Loan accrues interest at the greater of (i) 4% per annum, or (ii) a floating per annum rate equal to one-half of one percentage point (0.5%) above the Interest Rate (3.25% at December 31, 2009). The principal amount outstanding under the Term Loan is payable in sixty (60) equal installments of principal beginning on January 29, 2010 and interest is payable on a monthly basis ($0.6 million plus interest per month). As of December 31, 2009, the amount outstanding under the Term Loan was $30 million. Funds from the increase in the amount of the Term Loan were used primarily to retire the June 2009 term loan. In June of 2009, we refinanced the unamortized balance under our June 2007 $10 million five-year note payable loan with a $20 million five-year note.

The Line of Credit includes three sub-facilities: (i) a letter of credit sub-facility pursuant to which the bank may issue letters of credit, (ii) a foreign exchange sub-facility pursuant to which the Company may purchase foreign currency from the bank, and (iii) a cash management sub-facility pursuant to which the bank may provide cash management services (which may include, among others, merchant services, direct deposit of payroll, business credit cards and check cashing services) and in connection therewith make loans and extend credit to the Company. The principal amount outstanding under the Line of Credit accrues interest at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) the bank’s most recently announced “prime rate,” even if it is not the Interest Rate. The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly. Our potential borrowings under the Line of Credit are reduced by the amounts of letters of credit outstanding and cash management services sublimit which totaled $1.6 million at December 31, 2009. As of December 31, 2009 there were no borrowings on our Line of Credit.

The bank Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that requires (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Company, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of their business or property; to change their business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber their property; to pay dividends or other distributions or enter into material transactions with an affiliate of the Company.

As of December 31, 2009, we were in compliance with the covenants related to the Loan Agreement and we believe that we will continue to comply with these covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

In June 2007, we refinanced $10 million of March 2006 secured notes with a with a five-year note payable to our principal bank. The remaining unamortized debt discount and deferred debt issuance expenses of $2.4 million were written off in 2007 as a result of early retirement of the March 2006 note. In December 2008, the holders of warrants relating to our March 2006 financing exercised their warrants and 1.1 million shares were issued for proceeds of $2.5 million. In 2009, the holders of the remaining warrants relating to our March 2006 financing exercised their warrants and 0.7 million shares were issued for proceeds of $1.7 million.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have borrowing capacity available to us in the form of capital leases as well as the bank Line of Credit arrangement which expires in June 2012. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

We had standby letters of credit totaling approximately $1.6 million at year-end 2009 and $2.3 million at year-end 2008 in support of processing credit card payments from our customers, as collateral with a vendor, and security for office space.

Contractual Commitments

As of December 31, 2009, our most significant commitments consisted of purchase obligations, term debt, obligations under capital leases and non-cancelable operating leases. Other long-term debt consists of contingent consideration included as part of the purchase price allocation of certain acquisitions, see Note 2. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of December 31, 2009 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total

Term loan	$7.9	$14.9	$10.3	$—	$33.1
4.5% Convertible debt interest obligation	4.7	9.4	9.4	—	23.5
Promissory note payable	31.8	10.6	—	—	42.4
Other long-term debt	4.6	3.2	—	—	7.8
Capital lease obligations	3.6	5.8	1.0	—	10.4
Operating leases	5.0	10.0	2.0	3.9	20.9
Purchase obligations	8.2	5.5	—	—	13.7

Total contractual commitments	$65.8	59.4	$22.7	$3.9	$151.8

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

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. As discussed above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we have a $35 million line of credit. A hypothetical 100 basis point adverse movement (increase) in the prime rate would have increased our interest expense for the year ended December 31, 2009 by approximately $0.1 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

At December 31, 2009, we had cash and cash equivalents of $61.4 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have decrease our net income for 2009 by approximately $0.5 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

For the year ended December 31, 2009, we generated $9.4 million of revenue outside the U.S. A majority of our transactions generated outside the U.S. are denominated in U.S. dollars and a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of December 31, 2009, we had approximately $0.1 million of billed and $0.1 million unbilled accounts receivable that would expose us to foreign currency exchange risk. During 2009, our average receivables and deferred revenue subject to foreign currency exchange risk were $0.4 million and $0.8 million, respectively. We recorded transaction income of approximately $0.1 million on foreign currency denominated receivables and deferred revenue for the year ended December 31, 2009.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009, that are materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TeleCommunication Systems, Inc.

We have audited TeleCommunication Systems, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TeleCommunication Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TeleCommunication Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TeleCommunication Systems, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of TeleCommunication Systems, Inc. and subsidiaries and our report dated March 8, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
March 8, 2010

Part III

Item 10.	Directors , Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the information captioned “Board of Directors” and “Security Ownership of Certain Beneficial Owners and Management” to be included in the Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders, to be held on June 10, 2010 (the “Proxy Statement”). The Company’s Code of Ethics and Whistleblower Procedures may be found at http://www1.telecomsys.com/investor — info/corp — governance.cfm.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TeleCommunication Systems, Inc.

We have audited the accompanying consolidated balance sheets of TeleCommunication Systems, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleCommunication Systems, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TeleCommunication Systems, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP

Baltimore, Maryland
March 8, 2010

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	December 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$61,426	$38,977
Accounts receivable, net of allowance of $389 in 2009 and $285 in 2008	65,476	61,827
Unbilled receivables	23,783	21,797
Inventory	9,331	2,715
Deferred income taxes	9,507	9,736
Receivable from settlement of patent matter	15,700	—
Income tax refund receivable	5,438	—
Other current assets	8,945	3,869

Total current assets	199,606	138,921
Property and equipment, net of accumulated depreciation and amortization of $46,960 in 2009 and $41,268 in 2008	20,734	12,391
Software development costs, net of accumulated amortization of $9,941 in 2009 and $6,873 in 2008	45,384	2,773
Acquired intangible assets, net of accumulated amortization of $1,526 in 2009 and $656 in 2008	33,975	562
Goodwill	164,350	1,813
Deferred income taxes	—	24,309
Other assets	8,176	1,190

Total assets	$472,225	$181,959

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$52,999	$34,345
Accrued payroll and related liabilities	19,265	17,243
Deferred revenue	9,938	4,349
Current portion of capital lease obligations and notes payable	39,731	3,837

Total current liabilities	121,933	59,774
Capital lease obligations and notes payable, less current portion	143,316	7,913
Deferred income taxes	15,435	—
Other long-term liabilities	5,755	—
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 46,157,025 in 2009 and 38,527,234 in 2008	462	385
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 6,276,334 in 2009 and 6,876,334 in 2008	63	69
Additional paid-in capital	283,733	240,559
Accumulated other comprehensive income	12	12
Accumulated deficit	(98,484)	(126,753)

Total stockholders’ equity	185,786	114,272

Total liabilities and stockholders’ equity	$472,225	$181,959

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations
(amounts in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Revenue
Services	$151,944	$101,359	$88,062
Systems	148,143	118,783	56,106

Total revenue	300,087	220,142	144,168

Direct costs of revenue
Direct cost of services	84,122	61,594	52,161
Direct cost of systems, including amortization of software development costs of $3,069, $2,090 and $1,522, respectively	102,111	77,291	37,906

Total direct cost of revenue	186,233	138,885	90,067

Services gross profit	67,822	39,765	35,901
Systems gross profit	46,032	41,492	18,200

Total gross profit	113,854	81,257	54,101

Operating costs and expenses
Research and development expense	22,351	16,161	13,072
Sales and marketing expense	15,967	13,715	11,917
General and administrative expense	35,387	28,238	19,334
Depreciation and amortization of property and equipment	6,035	5,865	6,200
Amortization of acquired intangible assets	870	147	148

Total operating costs and expenses	80,610	64,126	50,671
Patent-related gains, net of expenses	15,700	8,060	—

Operating income	48,944	25,191	3,430
Interest expense	(1,794)	(922)	(1,776)
Amortization of debt discount and debt issuance expenses, including write-off of $2,458 in 2007	(401)	(180)	(3,176)
Other income, net	315	222	508

Income/(loss) from continuing operations before income taxes	47,064	24,311	(1,014)
(Provision)/benefit for income taxes	(18,795)	33,257	—

Income/(loss) from continuing operations	28,269	57,568	(1,014)
Loss from discontinued operations	—	—	(275)

Net income/(loss)	$28,269	$57,568	$(1,289)

Income/(loss) per share — basic:
Income/(loss) per share from continuing operations	$0.59	$1.34	$(0.02)
Loss per share from discontinued operations	—	—	(0.01)

Net income/(loss) per share — basic	$0.59	$1.34	$(0.03)

Income/(loss) per share — diluted:
Income/(loss) per share from continuing operations	$0.53	$1.23	$(0.02)
Loss per share from discontinued operations	—	—	(0.01)

Net income/(loss) per share-diluted	$0.53	$1.23	$(0.03)

Weighted average shares outstanding-basic	47,623	43,063	41,453
Weighted average shares outstanding-diluted	53,946	46,644	41,453

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income (Loss)	Deficit	Total

Balance at January 1, 2007	$322	$76	$217,739	$—	$(183,032)	$35,105

Options exercised for the purchase of 1,347,301 shares of Class A Common Stock	14	—	3,461	—	—	3,475
Issuance of 173,833 shares of Class A Common Stock under Employee Stock Purchase Plan	2	—	541	—	—	543
Exercise of warrants to purchase 886,787 shares of Class A Common Stock	9	—	2,208	—	—	2,217
Surrender of 19,358 restricted shares of Class A Common Stock as payment for payroll tax withholdings	—	—	(57)	—	—	(57)
Conversion of 224,338 shares of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options for continuing operations	—	—	3,963	—	—	3,963
Stock compensation expense for issuance of Class A Common Stock options for discontinued operations	—	—	132	—	—	132
Unrealized loss on securities and other	—	—	—	(125)	—	(125)
Net loss for 2007	—	—	—	—	(1,289)	(1,289)

Balance at December 31, 2007	$349	$74	$227,987	$(125)	$(184,321)	$43,964
Options exercised for the purchase of 1,927,284 shares of Class A Common Stock	19	—	5,853	—	—	5,872
Issuance of 134,000 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	451	—	—	452
Exercise of warrants to purchase 1,050,000 shares of Class A Common Stock	11	—	2,510	—	—	2,521
Conversion of 425,000 shares of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options	—	—	3,758	—	—	3,758
Unrealized loss on securities and other	—	—	—	137	—	137
Net income for 2008	—	—	—	—	57,568	57,568

Balance at December 31, 2008	$385	$69	$240,559	$12	$(126,753)	$114,272
Options exercised for the purchase of 1,361,674 shares of Class A Common Stock	14	—	4,952	—	—	4,966
Issuance of 88,096 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	578	—	—	579
Exercise of warrants to purchase 700,002 shares of Class A Common Stock	7	—	1,673	—	—	1,680
Issuance of 1,393,715 shares of Class A Common Stock in connection with the acquisition of the assets of LocationLogic LLC	14	—	10,313	—	—	10,327
Issuance of 1,008,603 shares of Class A Common Stock in connection with the acquisition of Solvern Innovations, Inc.	10	—	9,098	—	—	9,108
Issuance of 244,200 shares of Class A Common Stock in connection with the acquisition of the assets of Sidereal Solutions, Inc.	2	—	1,963	—	—	1,965
Issuance of 2,236,258 shares of Class A Common Stock in connection with the acquisition of Networks In Motion, Inc	22	—	19,545	—	—	19,567
Purchase of call spread options	—	—	(23,775)	—	—	(23,775)
Sale of common stock warrants	—	—	12,959	—	—	12,959
Conversion of 600,000 shares of Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—
Issuance of Restricted Class A Common Stock	1	—	9	—	—	10
Stock compensation expense for issuance of Class A Common Stock options for continuing operations	—	—	5,859	—	—	5,859
Net income for 2009	—	—	—	—	28,269	28,269

Balance at December 31, 2009	$462	$63	$283,733	$12	$(98,484)	$185,786

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2009	2008	2007

Operating activities:
Net income/(loss)	$28,269	$57,568	$(1,289)
Less: Loss from discontinued operations	—	—	(275)

Income/(loss) from continuing operations	28,269	57,568	(1,014)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,035	5,865	6,200
Amortization of acquired intangible assets	870	147	148
Deferred tax provision/(benefit)	17,499	(34,045)	—
Non-cash stock compensation expense — employee	5,859	3,758	4,333
Amortization of software development costs	3,069	2,090	1,522
Write-off of capitalized software development costs	763	—	—
Amortization of debt discount	—	—	480
Amortization of deferred financing fees	401	181	313
Impairment of marketable securities	48	802	—
Write-off of unamortized debt discount and debt issuance fees	—	—	2,458
Other non-cash (income)/expenses	(23)	(40)	19
Changes in operating assets and liabilities:
Accounts receivable, net	9,623	(41,403)	1,120
Unbilled receivables	2,681	(6,568)	(7,593)
Inventory	(6,616)	2,658	(80)
Other current assets	(18,222)	958	(1,870)
Other noncurrent assets	(6,986)	187	541
Accounts payable and accrued expenses	7,914	21,886	2,038
Accrued payroll and related liabilities	(2,065)	12,328	(748)
Deferred revenue	5,144	(336)	1,200

Net cash provided by operating activities of continuing operations	54,263	26,036	9,067
Net used in operating activities of discontinued operations	—	—	(3,598)

Total net cash provided by operating activities	54,263	26,036	5,469

Investing activities:
Acquisitions, net of cash acquired	(148,239)	—	—
Purchases of property and equipment	(2,494)	(3,703)	(2,577)
Capitalized software development costs	(981)	(461)	(1,525)

Net cash used in investing activities of continuing operations	(151,714)	(4,164)	(4,102)
Net cash provided by investing activities of discontinued operations	—	—	4,000

Net cash used in investing activities	(151,714)	(4,164)	(102)

Financing activities:
Proceeds from issuance of convertible debt offering	103,500	—	—
Proceeds from issuance of long-term debt	50,000	—	10,000
Payments on long-term debt and capital lease obligations	(30,002)	(7,695)	(15,996)
Purchase of call options	(23,775)	—	—
Sale of common stock warrants	12,959	—	—
Proceeds from exercise of warrants	1,673	2,521	2,208
Proceeds from exercise of employee stock options and sale of stock	5,545	6,324	4,018

Net cash provided by financing activities of continuing operations	119,900	1,150	230
Net cash provided by financing activities of discontinued operations	—	—	—

Net cash provided by financing activities	119,990	1,150	230

Net increase in cash from continuing operations	22,449	23,022	5,195
Net increase/(decrease) in cash from discontinued operations	—	—	402

Net increase in cash	22,449	23,022	5,597

Cash and cash equivalents at the beginning of the year	38,977	15,955	10,358

Cash and cash equivalents at the end of the year	$61,426	$38,977	$15,955

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
(amounts in thousands, except share and per share data)

1.	Significant Accounting Policies

Description of Business

TeleCommunication Systems, Inc. develops and applies high-availability and secure mobile communications technology. We manage our business in two segments, Commercial and Government:

Commercial Segment.  Our carrier software system products enable wireless carriers to deliver premium services including short text messages, location information, internet content, and other enhanced communication services to and from wireless phones. We provide enhanced 9-1-1 (E9-1-1) services, commercial location-based services, and inter-carrier text message distribution services as a hosted service; that is, customers use our software functionality through connections to and from our network operations centers, paying us monthly based on the number of subscribers, cell sites, or call center circuits, or message volume. As of December 31, 2009, we provide hosted services under contracts with more than 40 wireless carrier networks and Voice-over-Internet-Protocol (VoIP) service providers. We also earn subscriber revenue through wireless applications including our navigation, people finder, and asset tracking applications which are available via many major US wireless carriers. We earn carrier software-based systems revenue through the sale of licenses, deployment and customization fees and maintenance fees. Pricing is generally based on the volume of capacity purchased from us by the carrier.

Government Segment.  We provide communication systems integration, information technology services, and software solutions to the U.S. Department of Defense and other government customers. We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink deployable communication systems which integrate high speed, satellite, and internet protocol technology, with secure Government-approved cryptologic devices. We also own and operate secure satellite teleport facilities, and resell access to satellite airtime (known as space segment).

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

Deferred Compensation Plan. During 2009, the Company adopted a non-qualified deferred compensation arrangement to fund certain supplemental executive retirement and deferred income plans. Under the terms of

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

the arrangement, the participants may elect to defer the receipt of a portion of their compensation and each participant directs the manner in which their investments are deemed invested. The funds are held by the Company in a rabbi trust which include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market. The funds are included in Other assets and Other long-term liability on the Consolidated Balance Sheet.

Inventory. We maintain inventory of component parts and finished product for our Government deployable communications systems. Inventory is stated at the lower of cost or market. Cost is based on the weighted average method. The cost basis for finished units includes manufacturing cost.

Investments in Marketable Securities and Note Receivable. During 2007, the Company received a $1,000 note and some marketable securities as partial consideration from three small divestitures. For the year ended December 31, 2007, the Company reported $152 net unrealized losses in stockholders’ equity as a component of accumulated other comprehensive income.

During 2008, the Company wrote down the value of these securities by approximately $802, which write-down was included in Other income, net. At December 31, 2008, the marketable securities were valued at $78, and were included in other current assets and classified as available-for-sale. The note receivable was reported in other current assets for 2007 and was collected in full in November of 2008, including interest at 8.25%.

In 2009, we sold all of our remaining investments in marketable securities and recorded a loss of $48, which is included in Other income, net.

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

Goodwill. Goodwill represents the excess of cost over the fair value of assets of acquired businesses. Goodwill acquired in a purchase business combination is not amortized, but instead is evaluated annually for impairment using a discounted cash flow model.

Software Development Costs. Acquired technology, representing the estimated value of the proprietary technology acquired, has been recorded as capitalized software development costs. We also capitalize software development costs after we establish technological feasibility, and amortize those costs over the estimated useful lives of the software beginning on the date when the software is available for general release.

Costs are capitalized when technological feasibility has been established. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. Costs that are capitalized include direct labor, related overhead and other direct costs. These costs are amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, which has not been greater than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

recorded at that greater amount. Our policies to determine when to capitalize software development costs and how much to amortize in a given period require us to make subjective estimates and judgments. If our software products do not achieve the level of market acceptance that we expect and our future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods. The amortization of capitalized software development costs has been recorded as a cost of revenue.

Acquired technology is amortized over the product’s estimated useful life based on the valuation procedures performed at the time of the acquisition. Amortization is calculated using the ratio of the estimated future cash flows generated in each period to the estimated total cash flows to be contributed from each product or the straight-line method, whichever is greater.

The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project and the project completes the preliminary project stage. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use.

Acquired Intangible Assets. Our acquired intangible assets have useful lives of 5 to 19 years. We are amortizing these assets using the greater of the straight-line method or the revenue curve method.

Impairment of Long-Lived Assets. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable.

If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future discounted net cash flows that we expect to generate from these assets. If the assets are impaired, we recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less estimated costs of disposal.

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

Revenue Recognition. Revenue is generated from our two segments as described below:

Services Revenue. Revenue from hosted and subscriber services consists of monthly recurring service fees and is recognized in the month earned. Maintenance fees are generally collected in advance and recognized ratably over the maintenance period, which is typically annual. Any unearned revenue, including unrecognized maintenance fees, is included in deferred revenue.

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

Our accounting for revenues from systems and services contracts that are not accounted for using the proportional performance or percentage of completion methods, follows the ASC guidance for recognizing revenue arrangements with multiple deliverables for determining of the number of units of accounting and the allocation of the total fair value among the multiple elements.

Deferral of Costs Incurred. We defer direct costs incurred in certain situations as dictated by authoritative accounting literature. In addition, if the revenue for a delivered item is not recognized because it is not separable from the arrangement, then we defer incremental costs related to that delivered but unrecognized element. Deferred costs are included in Other current assets on the Consolidated Balance Sheet.

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense totaled $54, $1, and $34, for the years ended December 31, 2009, 2008, and 2007, respectively.

Capitalized Interest. Total interest incurred was $2,216, $1,120, and $5,026 for the years ended December 31, 2009, 2008, and 2007, respectively. Approximately $21, $18, and $74 of total interest incurred was capitalized as a component of software development costs during the year ended December 31, 2009, 2008, and 2007 respectively.

Stock-Based Compensation. We have two stock-based employee compensation plans, which are described more fully in Note 17. Both stock compensation plans, incentive stock options and employee stock purchase plan, are considered equity plans. The fair value of stock option grants are estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the requisite service

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

period of the options, which is generally three to five years. The employee stock purchase plan gives all employees an opportunity to purchase shares of our Class A Common Stock at a discount of 15% of the fair market value.

Research and Development Expense. We incur research and development costs which are primarily comprised of compensation and travel expenses related to our engineers engaged in the development and enhancement of new and existing software products. All costs are expensed as incurred prior to reaching technological feasibility.

Income Taxes. Income tax amounts and balances are accounted for using the asset and liability method of accounting for income taxes as prescribed by ASC 740. Under this method, deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Effective January 1, 2007, the Company began recognizing the benefits of tax positions in the financial statements if such positions are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, based on our judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. At December 31, 2009, we had unrecognized tax benefits totaling approximately $3.3 million. The determination of these unrecognized amounts requires significant judgments and interpretation of complex tax laws. Different judgments or interpretations could result in material changes to the amount of unrecognized tax benefits.

Fair Value of Financial Instruments. The Company’s major categories of financial assets and liabilities subject to fair value measurements include cash and cash equivalents and marketable securities that are held as available for sale. Both categories use observable inputs only and are measured using a market approach based on quoted prices, see Note 15.

Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative GAAP in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”). The adoption of the Codification had no impact on the Company’s financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures About Fair Value Measurements” , that amends existing disclosure requirements ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for fiscal years beginning after December 15, 2009, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our consolidated results of operations or financial condition.

In October 2009, the FASB issued Accounting ASU 2009-14 to ASC topic 985, “Certain Revenue Arrangements That Include Software Elements.” that removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 will be applied prospectively for new or materially modified arrangements in fiscal years beginning after June 15, 2010

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

and early adoption is permitted. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 to ASC topic 605 “Revenue Recognition — Multiple Deliverable Revenue Arrangements.” This update addresses how to determine whether an arrangement involving multiple deliverables contains one or more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This update also established a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor — specified or third-party evidence is available. ASU 2009-13 may be applied retrospectively or prospectively for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

2.	Acquisitions

During 2009 the Company acquired four businesses. These acquisitions were accounted for using acquisition method; accordingly, their total estimated purchase prices are allocated to the net tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of the effective date of the acquisition. The preliminary allocations of purchase price were based upon management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, and such estimates and assumptions are subject to change as the company finalizes the allocation for each of the acquisitions. The financial information provided herein includes the effects of the Company’s acquisitions of net assets and liabilities assumed on their completed acquisition dates.

On May 19, 2009, the company acquired substantially all the assets of LocationLogic, LLC (LocationLogic), formerly Autodesk, Inc’s location services business. The LocationLogic business is reported as part of TCS’s commercial services segment. The purchase price of the LocationLogic’s assets was $25 million, comprised of $15 million cash and $10 million, or approximately 1.4 million shares, in the Company’s Class A Common Stock. The acquisition was financed from a combination of available funds from operations and borrowings against the Company’s new term debt facility.

On November 3, 2009, we purchased all of the outstanding stock of Solvern Innovations, Inc. (Solvern), a communications technology company focused on cyber-security. The Solvern business is reported as part of our government services segment category. Solvern’s purchase consideration included cash, approximately 1 million shares of the Company’s Class A common stock, and contingent consideration based on the business’s gross profit in 2010 and 2011.

On November 16, 2009, the Company completed the acquisition of substantially all of the assets of Sidereal Solutions, Inc. (Sidereal), a satellite communications technology engineering, operations and maintenance support service company. The Sidereal business is reported as part of the government services segment category. Consideration for the purchase of the Sidereal assets of included cash and approximately 244,200 shares of the Company’s Class A common stock, and contingent consideration based on the business’s gross profit in 2010 and 2011.

Under the acquisition method of accounting, the total estimated purchase price is allocated to net tangible and intangible assets and assumed liabilities based on their estimated fair values as of the acquisition completion dates. Based on the Company’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, and other

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

factors, the preliminary estimated purchase price in aggregate for the LocationLogic, Solvern and Sidereal acquisitions is allocated as follows:

The preliminary fair value allocation of consideration for LocationLogic, Solvern and Sidereal at acquisition date (in thousands) is:

As of
Acquisition dates

Cash and cash equivalents	$(129)
Accounts receivable	3,980
Prepaid expenses and other current assets	284
Property and equipment	870
Capitalized software development costs	8,720
Other intangibles — customer list and other	12,200
Other assets	1,078
Accounts payable	(747)
Other accrued liabilities	(1,738)
Deferred tax liability, net	(3,813)

Total net assets	20,705
Goodwill	49,049

Total estimated purchase price	$69,754

We completed the acquisition of Networks in Motion, Inc. (NIM) on December 15, 2009. The acquisition was made pursuant to an Agreement and Plan of Merger dated November 25, 2009 (the “Merger Agreement”.)

Under the terms of the Merger Agreement, immediately prior to the effective time of the acquisition on December 15, 2009, (i) shares of NIM’s outstanding preferred stock automatically converted into shares of NIM common stock in accordance with the terms of NIM’s Certificate of Incorporation, as amended, and (ii) shares of NIM’s outstanding common stock, warrants and certain options were canceled and converted in exchange for the right to receive, following surrender of stock certificates, if applicable, and the execution and delivery of certain other documents required by the Merger Agreement, the following: (i) an aggregate amount in cash equal to $110 million, plus or minus customary working capital and excess cash adjustments; (ii) 2,236,258 shares of Class A common stock, par value $0.01 per share, of the Company; (iii) an aggregate of $20 million principal amount payable in promissory notes of the Company, which mature on the one-year anniversary of the closing date of the acquisition; and (iv) an aggregate of $20 million principal amount payable in promissory notes of the Company, $10 million of which matures on the one-year anniversary of the closing date of the acquisition, $5 million of which matures on the date which is eighteen months following the closing date of the acquisition and $5 million of which matures on the second anniversary of the closing date of the acquisition. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS’s subsidiaries.

Preliminary fair value of consideration for NIM at acquisition date (in thousands)

As of
December 15, 2009

Cash and cash equivalents	$110,000
Promissory notes	40,000
Class A common stock (2,236,258 shares)	20,000

Total fair value of consideration	$170,000

Total acquisition price	$170,000

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The preliminary allocation of fair value of consideration for Networks in Motion at acquisition date (in thousands) is:

As of
December 15, 2009

Cash and cash equivalents	$1,736
Accounts receivable	12,880
Prepaid expenses and other current assets	10,337
Property and equipment	3,293
Capitalized software development costs	34,405
Other intangibles — customer relationships	20,138
Other assets	425
Accounts payable	(3,619)
Other accrued liabilities	(6,092)
Deferred revenue	(445)
Deferred tax liability, net	(16,939)

Total net assets	56,119
Goodwill	113,881

Total estimated purchase price	$170,000

Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Of the total estimated NIM purchase price of $170 million, approximately $113.9 million has been preliminarily allocated to goodwill and $54.5 million to acquired definite-lived intangible assets, consisting of the value assigned to NIM’s customer relationships of $20.1 million, and developed technology of $34.4 million classified as capitalized software development costs.

As of
December 15, 2009

Goodwill and intangibles acquired (In thousands)
Capitalized software development costs	$34,405
Customer relationships	20,138
Preliminary estimate of goodwill	113,881

Total goodwill and intangible assets acquired	$168,424

The value assigned to NIM’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of the acquisition date, taking into consideration estimated future attrition. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net of capital charges for other tangible and intangible assets that contribute to the projected cash flow from those customers. The projected revenues were based on assumed revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue. Net capital charges for assets that contribute to projected customer cash flow were based on the estimated fair value of those assets. A discount rate of 18% was deemed appropriate for valuing the existing customer base and was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital and the risk of other tangible and intangible assets. TCS expects to amortize the value of NIM’s customer relationships using a straight-line basis over seven and half years. Amortization of customer relationships is not deductible for tax purposes.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The value assigned to NIM’s acquired technology was determined by discounting the estimated future cash flows to existing and new customer sales projections. The existing technology discounted cash flows were determined by discounting a royalty charge for the use of NIM’s technology sold to existing customers. The valuation of existing technology was then added to the present value of the new technology intangible, which was based on a discounted value on the projection of future sales. The revenue projections used to value the developed technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by NIM and its competitors. A discount rate of 18% was deemed appropriate for valuing developed technology and was based on the risks associated with the respective cash flows, taking into consideration the Company’s weighted average cost of capital. TCS expects to amortize the developed technology on a straight-line basis over five years. Amortization of developed technology is not deductible for tax purposes.

Of the total estimated purchase price, approximately $113.9 million is allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, “Intangibles-Goodwill and Other,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if indicators of impairment arise).

The Company amortizes acquired developed technology as part of cost of services revenue. NIM’s acquired intangibles are amortized based on the straight-line method using the useful lives in the following table:

	As of
	December 15, 2009	Useful lives

Definite-lived intangible amortization (In thousands)
Capitalized software development costs	$34,405	5.0 years
Customer relationships	20,138	7.5 years

Total	$54,543

The unaudited pro forma financial information, for years ended 2009 and 2008, in the table below summarizes the consolidated results of operations for TCS and NIM (which was assessed as a significant and material acquisition for purposes of unaudited pro forma financial information disclosure), as though NIM was acquired at the beginning of 2008.

The following pro forma information is presented to include the effects of the acquisition of NIM using the acquisition method of accounting and the related TCS Class A common stock and promissory notes issued as part of consideration. The unaudited pro forma financial information is presented to also include the effects of $103.5 million Convertible Notes offering, as described in Note 12, and its related hedging and warrant agreements, as if the notes financing was completed at the beginning of 2008. The pro forma financial information for periods presented also includes the business combination accounting effects resulting from the acquisition including amortization charges from acquired intangible assets, adjustments to amortization of borrowing costs, and interest expense and the related tax effects, as though NIM was consolidated as of the beginning of 2008.

The pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of TCS that would have been reported had the acquisition been completed as of the dates presented, and should not be construed as representative of the future consolidated results of operations or financial condition of a consolidated entity.

The following unaudited pro forma financial information is presented below for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the acquisition had taken place at the beginning of 2008.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

	Pro Forma Year Ended	Pro Forma Year Ended
	December 31, 2009	December 31, 2008

Pro forma information (In thousands, except for per share data)
Revenue	$369,413	$261,680
Net income	$30,855	$57,312
Weighted average common share outstanding	49,762	45,299
Diluted weighted average share outstanding	64,853	58,882
Basic earnings per share	$0.62	$1.27

Diluted earnings per share	$0.52	$1.02

3.	Enterprise Assets-Discontinued Operations

In 2007, the Company sold its Enterprise division operations, which had previously been included in the Commercial Segment. The operations and cash flows of the business have been eliminated from those of continuing operations and the Company has no significant involvement in the operations since the disposal transactions. Accordingly, the assets, liabilities, and results of operations for the Enterprise assets have been classified as discontinued operations for all periods presented in the Consolidated Financial Statements.

4.	Income/(loss) Per Common Share

Basic income/(loss) per common share is based upon the average number of shares of common stock outstanding during the period. Stock options to purchase approximately 2.0 million, 2.6 million and 2.5 million shares were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive for the years ended 2009, 2008, and 2007, respectively. Because we incurred a loss from continuing operations in 2007 potentially dilutive securities were excluded from the computation because the result would be anti-dilutive. These potentially dilutive securities consist of stock options, restricted stock, and warrants as discussed in Notes 1 and 17, using the treasury-stock method and from convertible stock as discussed in Note 12, using the “if converted”.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The following table summarizes the computations of basic and diluted earnings per share for the years ended December 31:

	2009	2008	2007

Numerator:
Continuing operations:
Net income/(loss), basic	$28,269	$57,568	$(1,014)
Adjustment for assumed dilution:
Interest on convertible debt, net of taxes	380	—	—

Net income/(loss), diluted	$28,649	$57,568	$(1,014)

Discontinued operations:
Net loss, basic and diluted	$—	$—	$(275)

Denominator:
Total basic weighted-average common shares outstanding	47,623	43,063	41,453
Net effect of dilutive stock options based on treasury stock method	4,797	3,195	—
Net effect of dilutive warrants based on treasury stock method	292	386	—
Net effect of dilutive 4.5% convertible bonds	1,234	—	—

Adjusted weighted average diluted shares	53,946	46,644	41,543

Basic earnings per common share:
Income/(loss) per share from continuing operations	$0.59	$1.34	$(0.02)
Loss per share from discontinued operations	—	—	(0.01)

Net income/(loss) per share — basic	$0.59	$1.34	$(0.03)

Diluted earnings per common share:
Income/(loss) per share from continuing operations	$0.53	$1.23	$(0.02)
Loss per share from discontinued operations	—	—	(0.01)

Net income/(loss) per share-diluted	$0.53	$1.23	$(0.03)

5.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $7,566, $3,343, and $1,979 during the years ended December 31, 2009, 2008, and 2007, respectively.

Interest paid totaled $1,138, $922, and $1,002 during the years ended December 31, 2009, 2008, and 2007, respectively.

Income taxes and estimated state income taxes paid totaled $1,366 and $559 during the years ended December 31, 2009 and 2008, respectively. No income taxes were paid for 2007.

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

7.	Inventory

Inventory consisted of the following at December 31:

	2009	2008

Component parts	$5,658	$1,763
Finished goods	3,673	952

Total inventory at year end	$9,331	$2,715

8.	Property and Equipment

Property and equipment consisted of the following at December 31:

	2009	2008

Computer equipment	$39,995	$28,456
Computer software	20,721	18,408
Furniture and fixtures	2,695	2,520
Leasehold improvements	3,176	3,168
Land	1,000	1,000
Vehicles	107	107

Total property and equipment at cost at year end	67,694	53,659
Less: accumulated depreciation and amortization	(46,960)	(41,268)

Net property and equipment at year end	$20,734	$12,391

9.	Acquired Intangible Assets and Capitalized Software Development Costs

Our acquired intangible assets and capitalized software development costs consisted of the following:

	December 31,			December 31,
	2009			2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer lists and other	$13,735	$1,151	$12,584	$606	$521	$85
Customer relationships	20,402	113	20,289
Trademarks and patents	1,364	262	1,102	612	135	477
Software development costs, including acquired technology	55,325	9,941	45,384	9,646	6,873	2,773

Total acquired intangible assets and software dev. costs	$90,826	$11,467	$79,359	$10,864	$7,529	$3,335

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Estimated future amortization expense:
Year ending December 31, 2010	$16,295
Year ending December 31, 2011	$15,039
Year ending December 31, 2012	$13,675
Year ending December 31, 2013	$13,022
Year ending December 31, 2014	$11,095
Thereafter	$10,233

$79,359

For 2009, 2008, and 2007 we capitalized $982, $461, and $1,525, respectively, of software development costs of continuing operations for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized and are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

We routinely update our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets. During the third quarter of 2009, the Company wrote off $763 after determining certain capitalized software developments costs were not recoverable based on decreased projected revenues and sales pipeline. This expense is recorded within research and development on the Consolidated Statement of Operations.

10.	Accounts Payable and Accrued Expenses

Our accounts payable and accrued expenses consisted of the following at December 31:

	2009	2008

Accounts payable	$26,620	$21,223
Accrued expenses	26,379	13,122

Total accounts payable and accrued expenses at year end	$52,999	$34,345

Accrued expenses consist primarily of costs incurred for which we have not yet been invoiced, accrued sales taxes, and amounts due to our E9-1-1 customers that we have billed and collected from regulating agencies on their behalf under cost recovery arrangements.

11.	Line of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. On December 31, 2009, we amended our June 2009 Third Amended and Restated Loan Agreement with our principal bank. The amended agreement increased the line of credit to a $35,000 revolving line of credit (the “Line of Credit,”) from the June 2009 amount of $30,000. Our 2009 line of credit replaces the Company’s 2007 revolving line of credit availability of $22,000 with the bank. The Line of Credit maturity date is June 25, 2012.

The Line of Credit includes three sub-facilities: (i) a letter of credit sub-facility pursuant to which the bank may issue letters of credit, (ii) a foreign exchange sub-facility pursuant to which the Company may purchase foreign currency from the bank, and (iii) a cash management sub-facility pursuant to which the bank may provide cash management services (which may include, among others, merchant services, direct deposit of payroll, business credit cards and check cashing services) and in connection therewith make loans and extend credit to the Company. The principal amount outstanding under the Line of Credit accrues interest at a floating per annum

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

rate equal to the rate which is the greater of (i) 4% per annum, or (ii) the bank’s most recently announced “prime rate,” even if it is not the bank’s lowest prime rate. The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly. Our potential borrowings under the Line of Credit are reduced by the amounts of letters of credit outstanding and a cash management services sublimit which totaled $1,597 at December 31, 2009. As of December 31, 2009 and 2008, there were no borrowings on the line of credit and we had approximately $33,400 and $19,300, respectively, of unused borrowing availability under this line.

12.	Long-Term Debt

Long-term debt consisted of the following at December 31:

	2009	2008

4.5% Convertible notes dated November 16, 2009	$103,500	$—
Promissory note payable to NIM sellers dated December 16, 2009	40,000	—
Note payable to commercial banks dated December 31, 2009	30,000	—
Note payable dated June 2007, paid in full	—	7,167

Total long-term debt	173,500	7,167
Less: current portion	(36,667)	(2,000)

Non-current portion of long-term debt	$136,833	$5,167

Aggregate maturities of long-term debt at December 31, 2009 are as follows:

2010	$36,667
2011	11,667
2012	11,667
2013	6,667
2014	106,832

Total long-term debt	$173,500

During 2009, the Company entered into multiple financing agreements to fund corporate initiatives.

On November 10, 2009, the Company entered into an agreement (the “Purchase Agreement”) under which it agreed to sell $103.5 million aggregate principal amount of 4.5% Convertible Senior Notes (the “Notes”) due 2014. The Notes are not registered and were offered under Rule 144A of the Securities Act of 1933. Concurrent with the issuance of the Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that are expected to reduce the potential dilution associated with the conversion of the Notes. Holders may convert the Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate will initially be 96.637 shares of Class A common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions, described below, is an increase in the effective conversion premium of the Notes to 60% above the November 10th closing price, to $12.74 per share.

The convertible note hedge transactions cover, subject to adjustments, 10,001,303 shares of Class A common stock. Also, in connection with the sale of the Notes, the Company entered into separate warrant transactions with certain counterparties (collectively, the “Warrant Dealers”). The Company sold to the Warrant Dealers the warrants to purchase in the aggregate 10,001,303 shares of Class A common stock, subject to adjustments, at an exercise price of $12.74 per share of Class A common stock. The Company offered and sold

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

the warrants to the Warrant Dealers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

The convertible note hedge and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, which are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. The cost of the convertible note hedge transactions to the Company was approximately $23.8 million, and has been accounted for as an equity transaction in accordance with ASC 815-40, Contracts in Entity’s own Equity. The Company received proceeds of approximately $13 million related to the sale of the warrants, which has also been classified as equity as the warrants meet the classification criteria under ASC 815-40-25, in which the warrants and the convertible note hedge transactions require settlements in shares and provide the Company with the choice of a net cash or common shares settlement. As the convertible note hedge and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid-in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.

Interest on the Notes will be payable semiannually on November 1 and May 1 of each year, beginning May 1, 2010. The notes will mature and convert on November 1, 2014, unless previously converted in accordance with their terms. The notes will be TCS’s senior unsecured obligations and will rank equally with all of its present and future senior unsecured debt and senior to any future subordinated debt. The notes will be structurally subordinate to all present and future debt and other obligations of TCS’s subsidiaries and will be effectively subordinate to all of TCS’s present and future secured debt to the extent of the collateral securing that debt. The notes are not redeemable by TCS prior to the maturity date.

On December 15, 2009, the Company issued $40 million in promissory notes as part of the consideration paid for the acquisition of NIM. The promissory notes bear simple interest at 6% and are due in three installments: $30 million on the 12 month anniversary of the closing, $5 million on the 18 month anniversary of the closing, and $5 million on the 24 month anniversary of the closing, subject to escrow adjustments. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS’s subsidiaries.

On December 31, 2009, we refinanced our June 2009 commercial bank term loan agreement with a $40 million five year term loan (the “Term Loan”) that replaces the Company’s $20 million prior term loan. The company drew $30 million of the term funds available with a maturity date in June 2014, and the remaining $10 million is available to draw no later than September 2010. The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) 0.5% above the banks prime rate (3.25% at December 31, 2009). The principal amount outstanding under the Term Loan is payable in sixty equal installments of principal of $556 beginning on January 29, 2010 and interest is payable on a monthly basis. Funds from the increase in the amount of the Term Loan were used primarily to retire the June 2009 term loan. In June 2009, we financed a $20,000, five year term loan with interest calculated at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) 0.5% above the banks prime rate, which was repayable in monthly installments of $333 plus interest. The additional funds provided in our June 2009 agreement were used primarily to retire our June 2007 five year bank term loan and for the acquisition of substantially of the assets of LocationLogic. Our bank Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that require (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Borrowers, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

part of its business or property; to change its business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber its property; to pay dividends or other distributions or enter into material transactions with an affiliate. As of December 31, 2009, we were in compliance with the covenants related to the Loan Agreement and we believe that we will continue to comply with these covenants in the foreseeable future. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

On June 25, 2007, we refinanced $10 million of March 2006 secured notes with a five year bank term loan that was repaid in full in June of 2009. The borrowing rate under the new term loan was the prime rate plus 0.25% per annum (3.5% at December 31, 2008) and payments are due in equal monthly installments of $167 plus interest. In March 2006, we issued (i) $10 million of secured notes due March 10, 2009, with cash interest at 14% per annum, and (ii) warrants to purchase an aggregate of 1.75 million shares of our Class A Common Stock at an exercise price of $2.40 per share. In December 2008, the holders of 1.1 million of the warrants exercised those warrants and 1.1 million shares were issued. The remaining 0.7 million warrants were exercised in 2009 and 0.7 million shares were issued. The resulting carrying value of the debt at issuance was $6,500, net of the original discount of $3,500 which was being amortized to interest expense over its three-year term using the effective interest method, yielding an effective interest rate of 15.2%. The remaining unamortized debt discount and issuance expenses of $2,458 million were written off in 2007 as a result of early retirement of the March 2006 note.

13.	Capital Leases

We lease certain equipment under capital leases. Property and equipment included the following amounts for capital leases at December 31:

	2009	2008

Computer equipment	$10,356	$5,340
Computer software	2,636	1,654
Furniture and fixtures	95	18
Leasehold improvements	33	25

Total equipment under capital lease at cost	13,120	7,037
Less: accumulated amortization	(3,934)	(2,090)

Net property and equipment under capital leases	$9,186	$4,947

Capital leases are collateralized by the leased assets. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout or the current fair market value capped at 18.5% of the original purchase price. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at December 31, 2009:

2010	$3,617
2011	3,322
2012	2,496
2013	962

Total minimum lease payments	10,397
Less: amounts representing interest	(1,081)

Present value of net minimum lease payments (including current portion of $3,064)	$9,316

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

14.	Common Stock

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

Level 3: Observable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements and the necessary disclosures are as follow:

	Fair Value
	as of	Fair Value Measurements at 12/31/2009
	12/31/2009	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$61,426	$61,426	$—	$—
Deferred compensation plan investments	2,434	2,434	—	—

Assets at Fair Value	$63,860	$63,860	$—	$—

Liabilities
Deferred compensation	$2,554	$2,554	$—	$—

Liabilities at Fair Value	$2,554	$2,554	$—	$—

	Fair Value
	as of	Fair Value Measurements at 12/31/2008
	12/31/2008	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$38,977	$38,977	$—	$—
Marketable securities available for sale	78	78	—	—

Assets at Fair Value	$39,055	$39,055	$—	$—

The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. The funds held are all managed by a third party, and include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market. The related deferred compensation liabilities are valued based on the underlying investment selections held in each participant’s account. The fair values of the 2008 marketable securities were based on quoted market prices from various stock exchanges.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired. For the year ended December 31, 2009, there were no required fair value measurements for assets and liabilities measured at fair value on a non-recurring basis, except as discussed in Note 2 Acquisitions and Related Financing.

16.	Income Taxes

The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Net deferred tax assets are recorded when it is more likely than not that the tax benefits will be realized.

The provision for income taxes consisted of the following at December 31:

	2009	2008

Current:
Federal	$1,242	$636
State	1,057	152

Total current	2,299	788
Deferred:
Federal	15,004	(29,938)
State	1,492	(4,107)

Total deferred	16,496	(34,045)

Total provision/(benefit) for income taxes from continuing operations	$18,795	$(33,257)

Prior to 2008, the Company recorded a full valuation allowance against its deferred tax assets due to uncertainty surrounding the realization of the benefits of such assets; therefore, there was no tax provision in 2007. For 2008, based on historical taxable income from continuing operations and projections for future taxable income, the Company determined that it is more likely than not that its deferred tax assets are expected to be realized, and reversed the valuation allowance. The reversal of the valuation allowance and other adjustments to the deferred tax assets resulted in the recognition of income tax benefits of $33,257 in 2008, $29,302 for federal and $3,955 for state. The Company recorded a tax provision in 2009 of $18,795, $16,246 for federal and $2,549 for state.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Significant components of our deferred tax assets and liabilities at December 31 were related to:

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$10,488	$26,746
Research and development tax credit carryforwards	1,880	294
Stock-based compensation expense	2,360	1,513
Depreciation and amortization	219	4,079
Reserves and accrued expenses	2,296	1,432
Alternative minimum tax credit	1,687	636
Deferred revenue	1,343	108
Other	91	373

Total deferred tax assets	20,364	35,181

Deferred tax liabilities:
Identifiable intangibles accounting	(22,069)	—
Capitalized software development costs	(2,845)	(1,132)
Cash to accrual adjustment	(676)	—
Other	(4)	(4)

Total deferred tax liabilities	(25,594)	(1,136)

Net deferred tax asset	(5,230)	34,045
Valuation allowance for net deferred tax asset	(698)	—

Net deferred tax (liability)/asset in the consolidated balance sheets	$(5,928)	$34,045

At December 31, 2009, we had U.S. federal net operating loss carryforwards for income tax purposes of approximately $24 million, of which $12.2 million relates to net operating losses acquired in the Xypoint acquisition in 2001. In addition, we had $14.1 million of net operating losses from the excess tax benefits related to stock-based compensation deductions which will increase additional paid- in capital once the benefit is realized through a reduction of income taxes payable. The net operating loss carryforwards acquired in connection with the purchase of Xypoint in 2001 will begin to expire in 2018. The remaining net operating loss carryforwards will expire from 2019 through 2027.

The timing and manner in which we may utilize the net operating loss carryforwards and tax credits in future tax years will be limited by the amounts and timing of future taxable income and by the application of the ownership change rules under Section 382 of the Internal Revenue Code. Utilization of the Xypoint net operating losses are limited as a result of ownership changes occurring in 1997 and 2001. Additionally, the Company determined that it had an ownership change in December 2001, which imposes an annual limitation of the net operating losses created in 1999 to 2001. As of December 31, 2007, the Company reduced its deferred tax assets related to the portion of the research and development tax credits acquired from Xypoint that are limited under Section 382, which cannot be used before they expire.

The remaining U.S. federal net operating loss carryforwards may become subject to limitations under the Internal Revenue Code as well. We have state net operating loss carryforwards available which expire through 2027, utilization of which will be limited in a manner similar to the federal net operating loss carryforwards. At December 31, 2009, the Company had federal alternative minimum tax credit carryforwards of approximately $1.7 million, which are available to offset future regular federal taxes. Research and development credits of approximately $1.9 million will begin to expire in 2011.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The reconciliations of the reported income tax provision (benefit) to the amount that would result by applying the U.S. federal statutory rate of 35% to the income or loss from continuing operations for the year ended December 31, 2009, and 34% in 2008 and 2007, are as follows:

	2009	2008	2007

Income tax (benefit) at statutory rate	$16,472	$8,266	$(364)
Change in valuation allowances	—	(45,053)	(887)
Write-down of tax attributes	—	874	1,894
Non deductible items	673	1,612	255
Non deductible stock compensation expense	681	473	(705)
Research and development tax credit	(395)	(230)	(130)
Change in tax rates on deferred assets/liabilities	96	(53)	(41)
State tax (benefit)	1,261	1,066	(8)
Other	7	(212)	(14)

Income tax provision (benefit) as reported	$18,795	$(33,257)	$—

The Company adopted the provisions of ASC 740-20 effective January 1, 2007 and recorded a liability of $2.7 million resulting from unrecognized net tax benefits, which did not include interest and penalties, and increased it to $3.3 million as of December 31, 2009. It is reasonably possible that these unrecognized deferred tax benefits will be recognized in the next twelve months through the tax provision. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company recorded the estimated value of its uncertain tax positions by reducing the value of certain tax attributes.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (excluding interest, penalties and related tax carry forwards):

Total

Balance at December 31, 2006
Gross increases related to prior year tax positions	$—
Gross decreases related to prior year tax positions	—
Gross increases related to current year tax positions	2,736
Settlements/lapse in statute of limitation	—

Balance at December 31, 2007	$2,736
Gross increases related to prior year tax positions	—
Gross decreases related to prior year tax positions	—
Gross increases related to current year tax positions	—
Settlements/lapse in statute of limitation	—

Balance at December 31, 2008	$2,736
Gross increases related to prior year tax positions	—
Gross decreases related to prior year tax positions	—
Gross increases related to current year tax positions	534
Settlements/lapse in statute of limitation	—

Balance at December 31, 2009	$3,270

If the Company’s positions are sustained by the taxing authority in favor of the Company, approximately, $3.3 million (excluding interest and penalties) of uncertain tax position liabilities would favorably impact the Company’s effective tax rate. The Company’s policy is to classify any interest and penalties accrued on any

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for the year ended December 31, 2009.

The Company files income tax returns in the U.S. and various state jurisdictions and with the acquisitions in 2009, expects to file income tax returns in several foreign jurisdictions. As of December 31, 2009, open tax years in the federal and some state jurisdictions date back to 1996, due to the taxing authorities’ ability to adjust operating loss carryforwards.

17.	Employee Benefit Plan

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the provisions of the plan, the Company may contribute a discretionary match. The plan may also contribute a non-elective contribution determined by the Company. For 2009, the Company matched 35% of employee deferrals. The Company contribution was $1,646, $798, and $575 for the years ended December 31, 2009, 2008, and 2007 respectively.

18.	Stock-based Compensation Plans

We maintain two stock-based compensation plans: a stock incentive plan, and an employee stock purchase plan.

Stock Incentive Plan. We maintain a stock incentive plan that is administered by our Compensation Committee of our Board of Directors. Options granted under the plan vest over periods ranging from one to five years and expire ten years from the date of grant. Under the principal share-based compensation plans, the Company may grant certain employees, directors and consultants options to purchase common stock, stock appreciation rights and restricted stock units. Options are rights to purchase common stock of the Company at the fair market value on the date of the grant. Stock appreciation rights are equity settled share-based compensation arrangements whereby the number of shares that will ultimately be issued is based upon the appreciation of the Company’s common stock and the number of awards granted to an individual. Restricted stock units are equity settled share-based compensation arrangements of a number of share of the Company’s common stock. Restricted stock unit holders do not have voting rights until the restrictions lapse.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

A summary of our stock option activity and related information consisted of the following for the years ended December 31 (all share amounts in thousands):

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	11,676	$3.77	11,144	$3.69	11,622	$3.62
Granted	4,768	8.71	3,056	3.57	2,537	3.69
Exercised	(1,362)	3.65	(1,927)	3.04	(1,347)	2.58
Forfeited	(470)	5.95	(597)	3.58	(1,668)	4.07

Outstanding, end of year	14,612	$5.32	11,676	$3.77	11,144	$3.69

Exercisable, at end of year	6,986	$3.94	6,308	$4.12	6,515	$4.14

Vested and expected to vest, at end of year	13,181	$5.07	9,992	$3.84	7,510	$3.69

Estimated weighted-average grant- date fair value of options granted during the year	$4.86		$2.07		$3.69

Weighted-average remaining contractual life of options outstanding at end of year	6.9 years		6.5 years		6.6 years

Total fair value of options vested during the year	$4,465		$3,964		$3,362

Intrinsic value of options exercised during the year	$6,838		$7,084		$2,736

Exercise prices for options outstanding at December 31, 2009 ranged from $1.07 to $26.05 as follows (all share amounts in thousands):

						Weighted-Average
			Weighted-Average			Remaining
		Weighted-Average	Remaining		Weighted-Average	Contractual Life
		Exercise Prices	Contractual Life	Options	Exercise Prices	of Options
	Options	of Options	of Options	Vested and	of Options Vested	Vested and
Exercise Prices	Outstanding	Outstanding	Outstanding (years)	Exercisable	and Exercisable	Exercisable (years)

$1.07 — $1.84	85	$1.71	3.07	85	$1.71	3.07
$1.92 — $2.99	2,599	$2.47	5.76	2,166	$2.47	5.70
$3.05 — $4.68	5,354	$3.33	6.02	2,946	$3.35	4.57
$4.83 — $7.45	2,332	$6.72	5.25	1,759	$6.72	3.97
$7.95 — $17.37	4,238	$8.86	9.61	26	$8.89	3.40
$26.05 — $26.05	4	$26.05	0.40	4	$26.05	0.40

Total end of year	14,612			6,986

As of December 31, 2009, the aggregate intrinsic value of options outstanding was $67,416 and the aggregate intrinsic value of options vested and exercisable was $41,940. As of December 31, 2009, we estimate that we will recognize $19,324 in expense for outstanding, unvested options over their weighted average remaining vesting period of 4 years.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

In calculating the fair value of our stock options using Black-Scholes for the years ended December 31, 2009, 2008, and 2007, respectively, our assumptions were as follows:

	For The Years Ended
	December 31,
	2009	2008	2007

Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate (%)	1.65%-2.61%	2.65%-3.33%	4.24%-4.90%
Volatility (%)	60%-64%	60%-67%	68.1%-83%
Dividend yield (%)	0%	0%	0%

For the years ended December 31, 2009, 2008, and 2007, the Company granted a total of 30,213, 20,556, and 89,600 of restricted shares of Class A Common Stock to directors and certain key executives. The restrictions expired at the end of one year for directors and expire in annual increments over three years for executives conditional on continued employment. The fair value of the restricted stock on the date of issuance is recognized as non-cash stock compensation expense over the period over which the restrictions expire. We recognized $155, $105, and $328 of non-cash stock compensation expense related to these grants for the years ended December 31, 2009, 2008, and 2007, respectively. We expect to record future stock compensation expense of $105 as a result of these restricted stock grants that will be recognized over the remaining vesting periods.

Employee Stock Purchase Plan. We have an employee stock purchase plan (the Plan) that gives all employees an opportunity to purchase shares of our Class A Common Stock. The Plan allows for the purchase of 1,384,932 shares of our Class A Common Stock at a discount of 15% of the fair market value. The discount of 15% is calculated based on the average daily share price on either the first or the last day of each quarterly enrollment period, whichever date is more favorable to the employee. Option periods are three months in duration. As of December 31, 2009, 1,180,465 shares of Class A Common Stock have been issued under the Plan. Compensation expense relating to the Employee Stock Purchase Plan is not material.

As of December 31, 2009, our total shares of Class A Common Stock reserved for future issuance is comprised of:

(in thousands)

Stock incentive plan	216
Outstanding stock options	14,612
Convertible notes (see Note 12)	10,002
Note warrant hedge (see Note 12)	10,002
For B to A conversion	6,276
Employee stock purchase plan	205

Total shares restricted for future use	41,313

As of December 31, 2009, the composition of non-cash stock compensation expense was as follows:

	2009	2008	2007

Direct costs of revenue	$3,773	$2,494	$2,080
Research and development expense	1,366	822	867
Sales and marketing expense	472	272	628
General and administrative expense	248	170	758

Total non-cash stock compensation expense	$5,859	$3,758	$4,333

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

19.	Operating Leases

We lease certain office space and equipment under non-cancelable operating leases that expire on various dates through 2017. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2009:

2010	$4,964
2011-2012	10,027
2013-2014	2,007
Beyond	3,857

$20,855

Our leases include our offices in Annapolis, Maryland under a lease expiring in March 2011, a second facility in Annapolis under a lease expiring in April 2013, a facility in Seattle, Washington under a lease expiring in September 2017, a facility in Oakland, California under a lease expiring August 2012, and we lease a production facility in Tampa, Florida under a lease expiring in December 2014. The Annapolis facilities are utilized for executive and administrative offices, as well as portions of our Commercial and Government Segments. The Seattle and Oakland facilities are utilized by our Commercial Segment and the Tampa facility is utilized by our Government Segment. As a result of our 2009 acquisitions, we lease office space in Aliso Viejo, California under a lease expiring in June 2013, a facility in Calgary, Alberta, Canada under a lease expiring March 2014, a facility just outside of Atlanta, Georgia under a lease expiring April 2013 and an office space at the University of Maryland under a lease that expires March of 2011. Future payments on all of our leases are estimated based on future payments including the minimum future rent escalations, if any, stipulated in the respective agreements.

Rent expense for continuing operations was $3,938, $4,079, and $3,823 for the years ended December 31, 2009, 2008, and 2007, respectively.

20.	Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenues, accounts receivable, and unbilled receivables from continuing operations are summarized in the following tables.

		% of Total Revenues
		For The Year Ended
		December 31,
Customer	Segment	2009	2008	2007

U.S. Government	Government	44%	42%	37%
Customer A	Commercial	22%	22%	20%

	As of December 31, 2009		As of December 31, 2008
	Accounts	Unbilled	Accounts	Unbilled
Customer	Receivable	Receivables	Receivable	Receivables

U.S. Government	42%	43%	54%	73%
Customer A	13%	14%	22%	<10%
Customer B	<10%	<10%	<10%	10%

As of December 31, 2009, our total exposure to credit risk was $49,456 based on the amount due to us by the above customers. As of December 31, 2008, our exposure to such risks was $69,532. We did not

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

experience significant losses from amounts due to us by any customers for the year ended December 31, 2009 or 2008.

21.	Business and Geographic Segment Information

Our two reporting segments are the Commercial Segment and the Government Segment.

Our Commercial Segment products and services enable wireless carriers to deliver short text messages, location-based information, internet content, and other enhanced communication services to and from wireless phones. Commercial Segment also provides E9-1-1 call routing, mobile location-based applications, and inter-carrier text message technology; that is, customers use our software functionality through connections to and from our network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or message volume. We also provide hosted services under contracts with wireless carrier networks, as well as VoIP service providers.

Our Government Segment provides communication systems integration, information technology services, and software solutions to the U.S. Department of Defense and other government customers. We also own and operate secure satellite teleport facilities, and resell access to satellite airtime (known as space segment.) We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink deployable communication systems which integrate high speed, satellite, and internet protocol technology, with secure Government-approved cryptologic devices.

Management evaluates segment performance based on gross profit. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.

For the years ended December 31, 2009, 2008, and 2007, respectively, our revenues include approximately $9,387, $8,598, and $5,551 of revenues generated from customers outside of the United States.

The following table sets forth results for our reportable segments as of December 31, 2009. All revenues reported below are from external customers. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Year Ended December 31,
	2009			2008			2007
	Comm.	Gvmt	Total	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$89,715	$62,229	$151,944	$64,441	$36,918	$101,359	$58,793	$29,269	$88,062
Systems	37,554	110,589	148,143	37,429	81,354	118,783	16,521	39,585	56,106

Total revenue	127,269	172,818	300,087	101,870	118,272	220,142	75,314	68,854	144,168

Direct costs of revenue
Direct cost of services	35,318	48,804	84,122	32,402	29,192	61,594	29,346	22,815	52,161
Direct cost of systems	10,608	91,503	102,111	8,993	68,298	77,291	5,024	32,882	37,906

Total Direct Costs	45,926	140,307	186,233	41,395	97,490	138,885	34,370	55,697	90,067

Gross profit
Services gross profit	54,397	13,425	67,822	32,039	7,726	39,765	29,447	6,454	35,901
Systems gross profit	26,946	19,086	46,032	28,436	13,056	41,492	11,497	6,703	18,200

Total Gross Profit	$81,343	$32,511	$113,854	$60,475	$20,782	$81,257	$40,944	$13,157	$54,101

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

	2009	2008	2007

Total segment gross profit	$113,854	$81,257	$54,101
Research and development expense	(22,351)	(16,161)	(13,072)
Sales and marketing expense	(15,967)	(13,715)	(11,917)
General and administrative expense	(35,387)	(28,238)	(19,334)
Depreciation and amortization of property and equipment	(6,035)	(5,865)	(6,200)
Amortization of acquired intangible assets	(870)	(147)	(148)
Interest expense	(1,794)	(922)	(1,776)
Amortization of debt discount and debt issuance expenses, including $2,458 write-off in 2007	(401)	(180)	(3,176)
Patent-related gains, net of expenses	15,700	8,060	—
(Provision)/benefit for income taxes	(18,795)	33,257	—
Other income, net	315	222	508

Income/(loss) from continuing operations	28,269	57,568	(1,014)
Loss from discontinued operations	—	—	(275)

Net income/(loss)	$28,269	$57,568	$(1,289)

22.	Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008. The quarterly information has not been audited, but in our opinion, includes all normal recurring adjustments, which are, in the opinion of the Management, necessary for fair statement of the results of the interim periods.

	2009
	Three Months Ended
	(unaudited)
	March 31	June 30	September 30	December 31

Revenue	$70,501	$67,136	$71,609	$90,841

Gross profit	$25,244	$30,050	$28,211	$30,349

Net income	$4,867	$6,606	$5,411	$11,385

Earnings per share — basic	$0.11	$0.14	$0.11	$0.23

Earnings per share — diluted	$0.10	$0.13	$0.10	$0.20	(1)

(1)	Note that in calculating 2009 diluted earnings per share requires adding to net income the interest expense, net of taxes, of $0.4 million associated with the 4.5% convertible senior notes.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

	2008
	Three Months Ended
	(unaudited)
	March 31	June 30	September 30	December 31

Revenue	$40,413	$43,911	$56,531	$79,287

Gross profit	$19,564	$19,212	$17,457	$25,024

Income/(loss) from continuing operations	$4,618	$11,965	$2,757	$38,228

Earnings per share — basic	$0.11	$0.28	$0.06	$0.87

Earnings per share — diluted	$0.11	$0.26	$0.06	$0.78

23.	Commitments and Contingencies

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

On July 12, 2006, we filed suit in the United States District Court for the Eastern District of Virginia against Mobile 365 (now Sybase 365, a subsidiary of Sybase Inc.) and WiderThan Americas for patent infringement related to U.S. patent No. 6,985,748, Inter-Carrier Short Messaging Service Providing Phone Number Only Experience (“the ’748 patent”), issued to the Company. We resolved the matter with regard to WiderThan Americas, and, during the second quarter of 2007, we received a favorable jury decision that Sybase 365 infringed the claims of our patent. The jury awarded us a one-time monetary payment in excess of $10 million for past damages and a 12% royalty. The jury also found Sybase 365’s infringement willful and upheld the validity of the patent. After the jury verdict, both parties filed post-trial motions. The court denied Sybase 365’s post-trial motion for a new trial or a judgment in its favor, granted our motion for a permanent injunction prohibiting any further infringement by Sybase 365, but stayed the injunction pending the outcome of any appeal that may be filed, reduced the jury verdict damages award by $2.2 million and vacated the jury finding of willful infringement. Sybase filed an appeal from the final judgment of the district court to U.S. Court of Appeals for the Federal Circuit. In the first quarter of 2008, Sybase 365 filed a request for reexamination of the ’748 patent claiming that the patent is invalid. In the second quarter of 2008, the United States Patent and Trademark Office granted the request and began the requested reexamination of the ’748 patent.

On July 30, 2009, we filed suit in the United States District Court for the Eastern District of Virginia against Sybase 365, Inc., a subsidiary of Sybase Inc., for patent infringement related to U.S. patent No. 7,460,425, Inter-Carrier Digital Message with User Data Payload Service Providing Phone Number Only Experience, which is related to the patents subject to the prior jury award against Sybase 365. On December 22, 2009, we entered into an agreement with Sybase under which Sybase paid us a one-time amount of $23 million in exchange for a license to the Inter-Carrier Messaging family of patents. The court entered a Dismissal Order on January 8, 2010 and both cases were finally resolved.

On July 30, 2009, we filed suit in the United States District Court for the Eastern District of Virginia against Sybase 365, Inc., a subsidiary of Sybase Inc., for infringement related to U.S. patent Nos. 6,891,811, Short Message Service Center Mobile-Originated to Internet Communications, and 7,355,990, Mobile-Originated to HTTP Internet Communications, on technology for permitting two-way communication of short messages between an SMSC or wireless device and an HTTP device or Universal Resource Locator (URL). Sybase 365 has filed requests for reexamination of these patents claiming that the patents are invalid.

On August 19, 2009, we filed suit in the United States District Court for the District of Delaware against Sybase, Inc and iAnywhere Solutions, Inc, a subsidiary of Sybase, Inc., for patent infringement related to U.S. patent No. 6,560,604, entitled “System, Method, and Apparatus for Automatically and Dynamically Updating Options, Features, and/or Services Available to Client Device”, on technologies permitting automatic initialization, configuration and updating of client devices over-the-air (“O-T-A”) and other technology-based products, services and systems that offer the automatic O-T-A initialization, configuration and updating capability.

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

24.	Related Party Transactions

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

Name	Title	Date

/s/ Maurice B. Tosé Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 8, 2010
/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer) and Director	March 8, 2010
/s/ James M. Bethmann James M. Bethmann	Director	March 8, 2010
/s/ Clyde A. Heintzelman Clyde A. Heintzelman	Director	March 8, 2010
/s/ Jan C. Huly Jan C. Huly	Director	March 8, 2010
/s/ Richard A. Kozak Richard A. Kozak	Director	March 8, 2010
/s/ Weldon H. Latham Weldon H. Latham	Director	March 8, 2010
/s/ Richard A. Young Richard A. Young	Executive Vice President, Chief Operating Officer and Director	March 8, 2010

EXHIBIT INDEX

Exhibit
Numbers		Description

4.1		Amended and Restated Articles of Incorporation. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.2		Second Amended and Restated Bylaws. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.3		Form of Class A Common Stock certificate. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))
4.4		Indenture dated as of November 16, 2009, by and between the Company and The Bank of New York Mellon Trust Company, as Trustee (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.1		West Garrett Office Building Full service Lease Agreement dated October 1, 1997 by and between the Company and West Garrett Joint Venture. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))
10	.2†	Form of Indemnification Agreement. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))
10	.3†	Fourth Amended and Restated 1997 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2004 Annual Meeting of stockholders as filed with the SEC on June 17, 2004 (No. 000-30821))
10	.4†	First Amended and Restated Employee Stock Purchase Plan. (Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-136072))
10	.5†	401(k) and Profit Sharing Plan of the Company dated January 1, 1999. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51656))
10.6		Deed of Lease by and between Annapolis Partner, LLC and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.7†	Form of Incentive Stock Option Agreement (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)
10	.8†	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)
10	.9†	Form of Restricted Stock Grant Agreement (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.10		Fifth Amended and Restated 1997 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2007 Annual Meeting of stockholders as filed with the SEC on April 30, 2007 (No. 000-30821))
10	.11†	Employment Agreement dated February 1, 2010, by and between the Company and Richard A. Young
10	.12†	Employment Agreement dated February 1, 2010, by and between the Company and Thomas M. Brandt, Jr.
10	.13†	Employment Agreement dated February 1, 2010, by and between the Company and Drew A. Morin
10	.14†	Employment Agreement dated February 1, 2010, by and between the Company and Timothy J. Lorello
10.15		Loan and Security Agreement by and between the Company and its principal subsidiaries, Longhorn Acquisition, LLC, Solvern Innovations, Inc., Quasar Acquisition, LLC, and Networks in Motion, Inc., and Silicon Valley Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 7, 2010)
10.16		Agreement and Plan of Merger dated November 25, 2009 by and among the Company, Networks in Motion, Inc., Olympus Merger Sub Inc., and G. Bradford Jones, as Stockholders’ Representative (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 15, 2009)
10.17		Form of Twelve Month Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2009)
10.18		Form of Indemnification Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2009)

Exhibit
Numbers	Description

10.19	Purchase Agreement dated as of November 10, 2009, by and among the Company and Oppenheimer & Co. Inc. and Raymond James & Associates, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.20	Convertible Bond Hedging Transaction Confirmation dated November 10, 2010, by and between the Company and Deutsche Bank AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.21	Convertible Bond Hedging Transaction Confirmation dated November 10, 2009, by and between the Company and Société Générale (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.22	Convertible Bond Hedging Transaction Confirmation dated November 10, 2009, by and between the Company and Royal Bank of Canada (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.23	Confirmation of Warrants dated November 10, 2009, by and between the Company and Deutsche Bank AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.24	Confirmation of Warrants dated November 10, 2009, by and between the Company and Société Générale (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.25	Confirmation of Warrants dated November 10, 2009, by and between the Company and Royal Bank of Canada (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.26	Convertible Bond Hedging Transaction Confirmation dated November 11, 2009, by and between the Company and Deutsche Bank AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.27	Convertible Bond Hedging Transaction Confirmation dated November 11, 2009, by and between the Company and Société Générale (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.28	Confirmation of Warrants dated November 11, 2009, by and between the Company and Deutsche Bank AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.29	Confirmation of Warrants dated November 11, 2009, by and between the Company and Société Générale (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
12.1	Supplemental Financial Statement Schedule II
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
31.2	Certification of CFO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract, compensatory plans or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.