Form 10-Q
period 2010-03-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2010-05-05
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2010

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

Shares outstanding
as of March 31,
Title of Each Class	2010

Class A Common Stock, par value
$0.01 per share	46,609,031
Class B Common Stock, par value
$0.01 per share	6,176,334

Total Common Stock Outstanding	52,785,365

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Income
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenue
Services	$59,844	$30,624
Systems	31,073	39,877

Total revenue	90,917	70,501

Direct costs of revenue
Direct cost of services	34,332	18,369
Direct cost of systems, including amortization of software development costs of $2,306 and $560, respectively	23,036	26,888

Total direct cost of revenue	57,368	45,257

Services gross profit	25,512	12,255
Systems gross profit	8,037	12,989

Total gross profit	33,549	25,244

Operating costs and expenses
Research and development expense	8,518	4,874
Sales and marketing expense	5,979	3,991
General and administrative expense	8,462	6,892
Depreciation and amortization of property and equipment	1,976	1,454
Amortization of acquired intangible assets	1,172	37

Total operating costs and expenses	26,107	17,248

Operating income	7,442	7,996
Interest expense	(2,352)	(188)
Amortization of debt discount and debt issuance expenses	(160)	(5)
Other income, net	490	179

Income before income taxes	5,420	7,982
Provision for income taxes	(410)	(3,115)

Net income	$5,010	$4,867

Net income per share-basic	$0.10	$0.11

Net income per share-diluted	$0.08	$0.10

Weighted average shares outstanding-basic	52,654	45,567
Weighted average shares outstanding-diluted	67,245	51,225

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$76,415	$61,426
Accounts receivable, net of allowance of $381 in 2010 and $389 in 2009	67,939	65,476
Unbilled receivables	28,597	23,783
Inventory	13,182	9,331
Deferred income taxes	10,575	9,507
Receivable from settlement of patent matter	—	15,700
Income tax refund receivable	—	5,438
Other current assets	6,513	8,945

Total current assets	203,221	199,606
Property and equipment, net of accumulated depreciation and amortization of $48,926 in 2010 and $46,960 in 2009	24,121	20,734
Software development costs, net of accumulated amortization of $12,246 in 2010 and $9,941 in 2009	41,562	45,384
Acquired intangible assets, net of accumulated amortization of $2,698 in 2010 and $1,526 in 2009	31,755	33,975
Goodwill	164,748	164,350
Other assets	6,817	8,176

Total assets	$472,224	$472,225

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$45,424	$52,999
Accrued payroll and related liabilities	10,867	19,265
Deferred revenue	21,280	9,938
Current portion of capital lease obligations and notes payable	40,278	39,731

Total current liabilities	117,849	121,933
Capital lease obligations and notes payable, less current portion	142,856	143,316
Deferred income taxes	11,768	15,435
Other long-term liabilities	4,370	5,755
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares: 225,000,000; issued and outstanding shares of 46,609,031 in 2010 and 46,157,025 in 2009	466	462
Class B Common Stock; $0.01 par value:
Authorized shares: 75,000,000; issued and outstanding shares of 6,176,334 in 2010 and 6,276,334 in 2009	62	63
Additional paid-in capital	288,314	283,733
Accumulated other comprehensive income	13	12
Accumulated deficit	(93,474)	(98,484)

Total stockholders’ equity	195,381	185,786

Total liabilities and stockholders’ equity	$472,224	$472,225

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income/(Loss)	Deficit	Total

Balance at January 1, 2010	$462	$63	$283,733	$12	$(98,484)	$185,786
Options exercised for the purchase of 323,561 shares of Class A Common Stock	3	—	1,244	—	—	1,247
Issuance of 28,345 shares of Class A Common Stock under Employee Stock Purchase Plan	—	—	215	—	—	215
Conversion of 100,000 shares of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—
Stock compensation expense	—	—	3,122	—	—	3,122
Foreign currency translation adjustment				1		1
Net income for the three-months ended March 31, 2010	—	—	—	—	5,010	5,010

Balance at March 31, 2010	$466	$62	$288,314	$13	$(93,474)	$195,381

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Operating activities:
Net income	$5,010	$4,867
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of property and equipment	1,976	1,454
Amortization of acquired intangible assets	1,172	37
Deferred tax provision	410	2,965
Stock compensation expense	3,122	966
Amortization of software development costs	2,306	560
Amortization of deferred financing fees	160	5
Other non-cash adjustments	1,282	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,503)	3,299
Unbilled receivables	(4,766)	971
Inventory	(3,851)	(1,242)
Other current assets	21,655	(2,092)
Other assets	1,359	(137)
Accounts payable and accrued expenses	(7,048)	(11,208)
Accrued payroll and related liabilities	(8,428)	(9,951)
Deferred revenue	11,342	4,882
Other liabilities	(3,572)	—

Subtotal — Changes in operating assets and liabilities	4,187	(15,478)

Net cash provided by/(used in) operating activities	19,625	(4,630)
Investing activities:
Purchases of property and equipment, net of cash acquired	(2,724)	184
Capitalized software development costs	(821)	(143)

Net cash provided by/(used in) investing activities	(3,545)	41
Financing activities:
Payments on long-term debt and capital lease obligations	(2,552)	(1,081)
Proceeds from exercise of employee stock options and sale of stock	1,462	2,022

Net cash provided by/(used in) financing activities	(1,090)	941
Net increase/(decrease) in cash	14,990	(3,648)
Cash and cash equivalents at the beginning of the period	61,425	38,977

Cash and cash equivalents at the end of the period	$76,415	$35,329

See accompanying Notes to Consolidated Financial Statements

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
March 31, 2010
(amounts in thousands, except per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2009 Annual Report on Form 10-K. The terms “TCS”, “we”, “us” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

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

Stock-Based Compensation.  We have two stock-based employee compensation plans: our Fifth Amended and Restated 1997 Stock Incentive Plan (the “Stock Incentive Plan”) and our Employee Stock Purchase Plan (the “ESPP”). We have also previously issued restricted stock to directors and certain executives. We record compensation expense for all stock-based compensation plans using the fair value method prescribed by Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 718-10. Our stock compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in Note 3.

Earnings per share.  Basic income per common share is based upon the average number of shares of common stock outstanding during the period. At March 31, 2010 and 2009, stock options to purchase

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

approximately 5.5 million and 1.6 million shares, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

The following table summarizes the computations of basic and diluted earnings per share for the quarters ended March 31:

	2010	2009

Numerator:
Net income, basic	$5,010	$4,867
Adjustment for assumed dilution:
Interest on convertible debt, net of taxes	671	—

Net income, diluted	$5,681	$4,867

Denominator:
Total basic weighted-average common shares outstanding	52,654	45,567
Effect of dilutive stock options based on treasury stock method	4,589	5,160
Effect of dilutive warrants based on treasury stock method	—	498
Effect of dilutive 4.5% convertible debt, based on “if converted” method	10,002	—

Weighted average diluted shares	67,245	51,225

Basic earnings per common share:
Net income per share — basic	$0.10	$0.11

Diluted earnings per common share:
Net income per share-diluted	$0.08	$0.10

Income Taxes.  Income tax amounts and balances are accounted for using the asset and liability method of accounting for income taxes as prescribed by ASC 740. Under this method, deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Effective January 1, 2007, the Company began recognizing the benefits of tax positions in the financial statements which are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, based on our judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. At March 31, 2010, we had unrecognized tax benefits totaling approximately $1.7 million. The determination of these unrecognized amounts requires significant judgments and interpretation of complex tax laws. Different judgments or interpretations could result in material changes to the amount of unrecognized tax benefits.

Recent Accounting Pronouncements.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

During 2009 the Company acquired four businesses. These acquisitions were accounted for using the acquisition method; accordingly, their total estimated purchase prices are allocated to the net tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of the effective dates of the acquisitions. The preliminary allocations of purchase price were based upon management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, and such estimates and assumptions are subject to change as the company finalizes the allocation for each of the acquisitions.

On May 19, 2009, the Company acquired substantially all the assets of LocationLogic, LLC (“LocationLogic”), formerly Autodesk, Inc’s location services business. The LocationLogic business is reported as part of our commercial services. The purchase price of the LocationLogic’s assets was $25 million, comprised of $15 million cash and $10 million, or approximately 1.4 million shares, in the Company’s Class A Common Stock.

On November 3, 2009, we purchased all of the outstanding stock of Solvern Innovations, Inc. (“Solvern”), a communications technology company focused on cyber-security. The Solvern business is reported as part of our government services. Solvern’s purchase consideration included cash, approximately 1 million shares of the Company’s Class A common stock, and contingent consideration based on the business’s gross profit in 2010 and 2011.

On November 16, 2009, the Company completed the acquisition of substantially all of the assets of Sidereal Solutions, Inc. (“Sidereal”), a satellite communications technology engineering, operations and maintenance support service company. The Sidereal business is reported as part of our government services. Consideration for the purchase of the Sidereal assets included cash and approximately 244,200 shares of the Company’s Class A common stock, and contingent consideration based on the business’s gross profit in 2010 and 2011.

The total estimated purchase price for the three acquisitions described above was $70 million. Approximately $49 million was preliminarily allocated to goodwill, approximately $0.1 million for other current and long-term assets net of liabilities, and $21 million to acquired definite-lived intangible assets, consisting of the value assigned to customer relationships of $3 million for LocationLogic, $7.3 million for Solvern and $2 million for Sidereal and developed technology of $8.7 million classified as capitalized software development costs for LocationLogic.

We also completed the acquisition of Networks in Motion, Inc. (“NIM”) on December 15, 2009. Pursuant to the merger agreement, TCS issued former NIM shareholders approximately $110 million in

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

cash, $40 million in promissory notes, and approximately 2.2 million shares of the Company’s common stock valued at $20 million. The promissory notes bear simple interest at 6% and are due in three installments: $30 million on the 12 month anniversary of the closing, $5 million on the 18 month anniversary of the closing, and $5 million on the 24 month anniversary of the closing, subject to escrow adjustments. Note that for $20 million of the obligation due in December 2010, the Company has the option to settle using common stock, but the Company currently plans to satisfy this debt for cash.

Of the total estimated NIM purchase price of $170 million, approximately $113.9 million was preliminarily allocated to goodwill and $54.5 million to acquired definite-lived intangible assets, consisting of the value assigned to NIM’s customer relationships of $20.1 million, and developed technology of $34.4 million classified as capitalized software development costs and approximately $1.6 million for other current and long-term assets net of liabilities.

In the first quarter of 2010, we made adjustments to the preliminary purchase price allocations for all four acquisitions for a total adjustment to goodwill of $0.4 million, as a result of information not initially available. Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. The measurement period is not to exceed 12 months from the acquisition dates.

3.	Stock-Based Compensation

We recognize compensation expense net of estimated forfeitures over the requisite service period, which is generally the vesting period of 5 years. The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company estimates forfeitures based on historical experience and the expected term of the options granted are derived from historical data on employee exercises. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not paid and does not anticipate paying dividends in the near future.

We also recognize non-cash stock compensation expense for restricted stock issued to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. We had 15 shares and 10 shares of restricted stock outstanding, respectively, as of March 31, 2010 and March 31, 2009. We expect to record future stock compensation expense of $53 as a result of the restricted stock grants outstanding as of March 31, 2010 that will be recognized over the remaining vesting period in 2010.

The material components of our stock compensation expense are as follows:

	Three Months
	Ended March 31,
	2010	2009

Stock compensation:
Stock options	$3,031	$925
Restricted stock	53	25
Employee stock purchase plan	38	16

Total stock compensation	$3,122	$966

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock compensation is included in our operations in the accompanying Consolidated Statements of Income as follows:

	Three Months Ended March 31,
	2010			2009
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Stock compensation included in direct cost of revenue:
Direct cost of services	$650	$825	$1,475	$270	$121	$391
Direct cost of systems	70	418	488	45	186	231

Total stock compensation included in direct cost of revenue	$720	$1,243	$1,963	$315	$307	$622

	Three Months
	Ended
	March 31,
	2010	2009

Stock compensation included in operating expenses:
Research and development expense	$815	$225
Sales and marketing expense	190	78
General and administrative expense	154	41

Total stock compensation included in operating expenses	$1,159	$344

A summary of our stock option activity and related information for the three-months ended March 31, 2010 is as follows:

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price

Outstanding, beginning of year	14,612	$5.32
Granted	1,448	$8.52
Exercised	(324)	$3.85
Expired	(7)	$7.67
Forfeited	(329)	$8.34

Outstanding, at March 31, 2010	15,400	$5.58

Exercisable, at March 31, 2010	8,297	$4.03

Vested and expected to vest at March 31, 2010	14,171	$5.37

Weighted-average remaining contractual life of options outstanding at March 31, 2010	6.7 years

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three Months March 31,
	2010	2009

Estimated weighted-average grant-date fair value of options granted during the period	$4.70	$4.58

Total fair value of options vested during the period	$4,490	$3,527

Intrinsic value of options exercised during the period	$1,684	$2,817

Exercise prices for options outstanding at March 31, 2010 ranged from $1.07 to $26.05 as follows (all share amounts in thousands):

						Weighted-Average
			Weighted-Average			Remaining
		Weighted-Average	Remaining		Weighted-Average	Contractual Life
		Exercise Prices	Contractual Life	Options	Exercise Prices	of Options
	Options	of Options	of Options	Vested and	of Options Vested	Vested and
Exercise Prices	Outstanding	Outstanding	Outstanding (Years)	Exercisable	and Exercisable	Exercisable (Years)

$ 1.07 - $ 1.84	83	$1.71	2.82	83	$1.71	2.82
$ 1.92 - $ 2.99	2,508	$2.47	5.52	2,210	$2.47	5.49
$ 3.05 - $ 4.68	5,149	$3.33	5.84	3,901	$3.34	5.26
$ 4.83 - $ 7.45	2,248	$6.73	5.03	1,699	$6.73	3.77
$ 7.95 - $17.37	5,408	$8.75	9.48	400	$8.08	8.54
$26.05 - $26.05	4	$26.05	0.15	4	$26.05	0.15

	15,400			8,297

As of March 31, 2010, the aggregate intrinsic value of options outstanding was $36,903 and the aggregate intrinsic value of options vested and exercisable was $36,155. As of March 31, 2010, we estimate that we will recognize $22,065 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3.8 years, of which we estimate $6,982 will be recognized during the remainder of 2010.

In using the Black-Scholes model to calculate the fair value of our stock options, our assumptions were as follows:

	Three Months Ended March 31,
	2010	2009

Expected life (in years)	5.5	5.5
Risk-free interest rate(%)	2.4%-2.8%	1.7%-1.9%
Volatility(%)	60%	63%-64%
Dividend yield(%)	0%	0%

4.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $2,638 and $2,050 during the three-months ended March 31, 2010 and 2009, respectively.

Interest paid totaled $540 and $188 during the three-months ended March 31, 2010 and 2009, respectively.

Income taxes and state income taxes paid totaled $1,229 and $379 during the three-months ended March 31, 2010 and 2009, respectively.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Fair Value Measurements

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

Level 3:  Observable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follow:

	Fair Value	Fair Value Measurements at
	as of	3/31/2010
	3/31/2010	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$76,415	$76,415	$—	$—
Deferred compensation plan investments	1,118	1,118	—	—

Assets at Fair Value	$77,533	$77,533	$—	$—

Liabilities
Deferred compensation	$931	$931	$—	$—
Contractual acquisition earnouts	7,280	—	—	7,280

Liabilities at Fair Value	$8,211	$931	$—	$7,280

The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. The funds held are all managed by a third party, and include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market. The related deferred compensation liabilities are valued based on the underlying investment selections held in each participant’s account. The contractual acquisition earnouts were part of the consideration paid for certain 2009 acquisitions and were initially valued at the acquisition date at $7,753. The fair value of the earnouts is based on probability-weighted payouts under different scenarios.

The Company’s long-term debt consists of borrowings under a commercial bank term loan agreement, a 4.5% convertible senior notes, and promissory notes, see Note 10. The long-term debt is currently reported at the borrowed amount outstanding and the fair value of the Company’s long-term debt approximates its carrying amount.

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired. In the first quarter of 2010, there were no required fair value measurements for assets and liabilities measured at fair value on a non-recurring basis.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

6.	Segment Information

Our two operating segments are the Commercial and Government Segments.

Our Commercial Segment products and services enable wireless carriers to deliver short text messages, location-based information, internet content, and other enhanced communication services to and from wireless phones. Our Commercial Segment also provides E9-1-1 call routing, mobile location-based applications, and inter-carrier text message technology; that is, customers use our software functionality through connections to and from our network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or message volume. We also provide hosted services under contracts with wireless carrier networks, as well as VoIP service providers.

Our Government Segment provides communication systems integration, information technology services, and software solutions to the U.S. Department of Defense and other government customers. We also own and operate secure satellite teleport facilities, and resell access to satellite airtime ( known as space segment.) We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink® deployable communication systems which integrate high speed, satellite, and internet protocol technology, with secure Government-approved cryptologic devices.

Management evaluates segment performance based on gross profit. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.

The following table sets forth results for our reportable segments for the three-months ended March 31, 2010 and 2009, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net income for the respective periods is also included below:

	Three Months Ended March 31,
	2010			2009
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$39,278	$20,566	$59,844	$17,807	$12,817	$30,624
Systems	8,645	22,428	31,073	7,763	32,114	39,877

Total revenue	47,923	42,994	90,917	25,570	44,931	70,501

Direct costs of revenue
Direct cost of services	19,264	15,068	34,332	8,191	10,178	18,369
Direct cost of systems	3,441	19,595	23,036	1,888	25,000	26,888

Total direct costs of revenue	22,705	34,663	57,368	10,079	35,178	45,257

Gross profit
Services gross profit	20,014	5,498	25,512	9,616	2,639	12,255
Systems gross profit	5,204	2,833	8,037	5,875	7,114	12,989

Total gross profit	$25,218	$8,331	$33,549	$15,491	$9,753	$25,244

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
	March 31,
	2010	2009

Total segment gross profit	$33,549	$25,244
Research and development expense	(8,518)	(4,874)
Sales and marketing expense	(5,979)	(3,991)
General and administrative expense	(8,462)	(6,892)
Depreciation and amortization of property and equipment	(1,976)	(1,454)
Amortization of acquired intangible assets	(1,172)	(37)
Interest expense	(2,352)	(188)
Amortization of debt discount and debt issuance expenses	(160)	(5)
Other income/(expense), net	490	179

Income before income taxes	5,420	7,982
Provision for income taxes	(410)	(3,115)

Net income	$5,010	$4,867

7.	Inventory

Inventory consisted of the following:

	Mar. 31,	Dec. 31,
	2010	2009

Component parts	$4,193	$5,658
Finished goods	8,989	3,673

Total inventory at period end	$13,182	$9,331

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Acquired Intangible Assets and Capitalized Software Development Costs

Our acquired intangible assets and capitalized software development costs of our continuing operations consisted of the following:

	March 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer lists and other	$12,951	$1,596	$11,355	$13,735	$1,151	$12,584
Customer relationships	20,138	793	19,345	20,402	113	20,289
Trademarks and patents	1,364	309	1,055	1,364	262	1,102
Software development costs, including acquired technology	53,808	12,246	41,562	55,325	9,941	45,384

Total acquired intangible assets and software dev. costs	$88,261	$14,944	$73,317	$90,826	$11,467	$79,359

Estimated future amortization expense:
Nine Months ending December 31, 2010			$10,557
Year ending December 31, 2011			$13,570
Year ending December 31, 2012			$13,406
Year ending December 31, 2013			$13,355
Year ending December 31, 2014			$11,589
Thereafter			$10,840

			$73,317

For the three-months ended March 31, 2010 and 2009, we capitalized $821 and $144, respectively, of software development costs of continuing operations for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized and are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

The gross carrying amounts decreased in the first quarter of 2010 due to adjustments to the preliminary purchase price allocations as a result of information not initially available. Prior to the end of the measurement period for the finalized purchase price allocation, which is 12 months from the acquisition dates, if information becomes available which would indicate adjustments are required to the purchase price these adjustments will be included in the purchase price allocation retrospectively.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

thirty days and no collateral is required. We maintain allowances for potential credit losses and historically such losses have been within our expectations.

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total
		Revenue For
		the Three
		Months Ended
		March 31,
Customer	Segment	2010	2009

U.S. Government	Government	36%	48%
Customer A	Commercial	29%	20%

		As of March 31, 2010
		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

U.S. Government	Government	25%	55%
Customer A	Commercial	40%	31%

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

The Line of Credit includes three sub-facilities: (i) a letter of credit sub-facility pursuant to which the bank may issue letters of credit, (ii) a foreign exchange sub-facility pursuant to which the Company may purchase foreign currency from the bank, and (iii) a cash management sub-facility pursuant to which the bank may provide cash management services (which may include, among others, merchant services, direct deposit of payroll, business credit cards and check cashing services) and in connection therewith make loans and extend credit to the Company. The principal amount outstanding under the Line of Credit accrues interest at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) the bank’s most recently announced “prime rate,” even if it is not the bank’s lowest prime rate. The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly. Our potential borrowings under the Line of Credit are reduced by the amounts of letters of credit outstanding and a cash management services sublimit which totaled $1,596 at March 31, 2010. As of March 31, 2010 and 2009, there were no borrowings on the line of credit and we had approximately $33,400 and $19,700, respectively, of unused borrowing availability under this line.

On November 10, 2009, the Company sold $103.5 million aggregate principal amount of 4.5% Convertible Senior Notes (the “Notes”) due 2014. The Notes are not registered and were offered under Rule 144A of the Securities Act of 1933, as amended. Concurrent with the issuance of the Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that are expected to reduce the potential dilution associated with the conversion of the Notes. Holders may convert the Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate will initially be 96.637 shares of Class A common stock per $1,000 principal amount of Notes, equivalent

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions, described below, is an increase in the effective conversion premium of the Notes to 60% above the November 10th closing price, to $12.74 per share.

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

The convertible note hedge and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, which are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. The cost of the convertible note hedge transactions to the Company was approximately $23.8 million, and has been accounted for as an equity transaction in accordance with ASC 815-40, Contracts in Entity’s own Equity. The Company received proceeds of approximately $13 million related to the sale of the warrants, which has also been classified as equity as the warrants meet the classification criteria under ASC 815-40-25, in which the warrants and the convertible note hedge transactions require settlements in shares and provide the Company with the choice of a net cash or common shares settlement. As the convertible note hedge and warrants are indexed to our common stock, we recognized them in Additional paid-in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.

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

On December 15, 2009, the Company issued $40 million in promissory notes as part of the consideration paid for the acquisition of NIM, see Note 2 for a description of the terms of these notes.

On December 31, 2009, we refinanced our June 2009 commercial bank term loan agreement with a $40 million five year term loan (the “Term Loan”) that replaces the Company’s $20 million prior term loan. The company drew $30 million of the term funds available with a maturity date in June 2014, and the remaining $10 million is available to draw no later than September 2010. The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) 0.5% above the banks prime rate (3.25% at March 31, 2010). The principal amount outstanding under the Term Loan is payable in sixty equal installments of principal of $556 beginning on January 29, 2010 and interest is payable on a monthly basis. Funds from the increase in the amount of the Term Loan were used primarily to retire the June 2009 term loan. As of March 31, 2010, the amount outstanding under the Term Loan was $28,333. In June 2009, we financed a $20,000, five year term loan with interest calculated at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) 0.5% above the banks prime rate, which was repayable in monthly installments of $333 plus interest. The additional funds provided in our June 2009 agreement were used primarily to retire our June 2007 five year bank term loan and for the acquisition of substantially of the assets of LocationLogic.

Our bank Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that require (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Borrowers, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of its business or property; to change its business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber its property; to pay dividends or other distributions or enter into material transactions with an affiliate. As of March 31, 2010, we were in compliance with the covenants related to the Loan Agreement and we believe that we will continue to comply with these covenants in the foreseeable future. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

11.	Income taxes

The provision for income taxes totaled $410 for the three-months ended March 31, 2010, as compared to $3,115 being recorded for the three-months ended March 31, 2009. The expense recorded for the three-months ended March 31, 2010 is comprised of current year tax expense of $2,161 recorded based on pretax income plus a discrete tax benefit of $1,751 recorded related to Research & Experimentation tax credits. Excluding discrete items, the effective tax rate was approximately 39.5% for the three months ended March 31, 2010 and 39% for the three months ended March 31, 2009.

The significant changes to unrecognized tax benefits during the three-months ended March 31, 2010 apply to the reduction for Research & Experimentation tax credits as a result of the Company completing an in depth analysis during first quarter. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

12.	Commitments and Contingencies

The Company has been notified that some customers may seek indemnification under its contractual arrangements with those customers for costs associated with defending lawsuits alleging infringement of certain patents through the use of our products and services in combination with the use of products and services of multiple other vendors. In some cases we have agreed to assume the defense of the case. In others, the Company will continue to negotiate with these customers in good faith because the Company believes its technology does not infringe on the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. Although the Company cannot currently predict the outcome of these matters, we do not expect the resolutions will have a material effect on our consolidated results of operations, financial position or cash flows.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

On March 24, 2010, we agreed to a confidential settlement with Sybase on all outstanding patent litigation between the parties.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that indemnification claims should not have a material effect on our results of operations; (b) regarding our expectations with regard to the notes hedge transactions; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months and that we currently plan to settle the December 2010 debt obligation with cash; (d) as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (e) that we expect to realize approximately $197.8 million of backlog in the next twelve months, (f) that we believe that capitalized software development costs will be recoverable from future gross profits (g) regarding our belief that we were in compliance with our loan covenants and that we believe that we will continue to comply with these covenants, (h) regarding our expectations with regard to income tax assumptions and future stock compensation expenses and (i) indicating our insurance policies should cover all of the costs of the claims in the IPO laddering class action lawsuit.

These forward-looking statements relate to our plans, objectives and expectations for future operations. We base these statements on our beliefs as well as assumptions made using information currently available to us. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Revenues, results of operations, and other matters are difficult to forecast and our actual financial results realized could differ materially from the statements made herein, as a result of the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (ii) conduct our business in foreign countries, (iii) adapt and integrate new technologies into our products, (iv) develop software without any errors or defects, (v) protect our intellectual property rights, (vi) implement our business strategy, (vii) realize backlog, (viii) compete with small business competitors, (ix) effectively manage our counterparty risks, (x) achieve continued revenue growth in the foreseeable future in certain of our business lines, (xi) have sufficient capital resources to fund the Company’s operations, and (xii) successfully integrate the assets and personnel obtained in our acquisitions. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

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

- Revenue recognition,
- Acquired intangible assets,
- Impairment of goodwill,
- Stock compensation expense,
- Income taxes,
- Business combinations, and
- Legal and other contingencies.

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). See Note 1 to the unaudited interim consolidated financial statements included elsewhere in this Form 10-Q for a list of the standards implemented for the three months ended March 31, 2010.

Overview

Our business is reported using two business segments: (i) the Commercial Segment, which consists principally of communication technology for wireless networks, principally based on text messaging and location-based services, including our E9-1-1 application and other applications for wireless carriers and Voice Over IP service providers, and (ii) the Government Segment, which includes the engineering, deployment and field support of information processing and communication solutions, mainly satellite-based, and related services to government agencies.

2009 Acquisitions

During 2009, our company completed four acquisitions, the details of which are described in the Business Section and Financial Statement Footnote 2 of our 2009 Form 10-K.

For the Commercial Segment:

•	On May 19, 2009, we acquired substantially all of the assets of LocationLogic LLC (“LocationLogic”), a provider of infrastructure, applications and services for carriers and enterprises to deploy location-based services.

•	On December 15, 2009, we acquired Networks In Motion, Inc., (“NIM”) a provider of wireless navigation solutions for GPS-enabled mobile phones.

For the Government Segment:

•	On November 3, 2009, we acquired Solvern Innovations, Inc., (“Solvern”) a provider of comprehensive communications products and solutions, training, and technology services for cyber security-based platforms.

•	On November 16, 2009, we acquired substantially all of the assets of Sidereal Solutions, Inc., (“Sidereal”), a satellite communications technology engineering, operations and maintenance support services company.

Operating results of each of these acquisitions are reflected in the Company’s consolidated financial statements from the date of acquisition.

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations. You should read this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with Item 1A “Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K as well as the unaudited interim consolidated financial statements and the notes thereto located elsewhere in this Form 10-Q.

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

Results of Operations

The comparability of our operating results in the first quarter of 2010 to the first quarter of 2009 is affected by our 2009 acquisitions, most of the acquisition activity occurred in the mid to late fourth quarter of 2009, so there was no impact on the revenue and costs and expense total in the first quarter of 2009. Where changes in our results of operations from the first quarter of 2010 compared to the first quarter of 2009 are clearly related to the acquisitions, such as revenue and increases in amortization of intangibles, we quantify the effects. Operation of the acquired businesses has been fully integrated into our existing operations. Our acquisitions did not result in the our entry into a new line of business or product category; they added products and services with substantially similar features and functionality.

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments:

Commercial Segment:

	Three Months
	Ended March 31,		2010 vs. 2009
($ in millions)	2010	2009	$	%

Services revenue	$39.3	$17.8	$21.5	121%
Systems revenue	8.6	7.8	0.8	10%

Commercial Segment revenue	47.9	25.6	22.3	87%

Direct cost of services revenue	19.3	8.2	11.1	135%
Direct cost of systems revenue	3.4	1.9	1.5	79%

Commercial Segment cost of revenue	22.7	10.1	12.6	125%

Services gross profit	20.0	9.6	10.4	108%
Systems gross profit	5.2	5.9	(0.7)	(12)%

Commercial Segment gross profit[1]	$25.2	$15.5	$9.7	63%

Segment gross profit as a percent of revenue	53%	61%

[1]	See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Commercial services revenue increased 121% for the three-months ended March 31, 2010 versus the comparable period of 2009.

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

Commercial services revenue in the first quarter of 2010 was up $21.5 million or more than double than the first quarter of 2009 from increased maintenance and E9-1-1 services revenue as well as an increase in subscriber applications revenue of approximately $17 million, due mainly to contributions from the NIM and LocationLogic businesses acquired subsequent to the first quarter of 2009.

The direct cost of commercial services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs, and equipment and software maintenance. The direct costs of maintenance revenue consist primarily of compensation and benefits expense. For the three-months ended March 31, 2010, the direct cost of commercial services revenue increased 135% as compared to the first quarter of 2009, primarily due to increases in labor and other direct costs related to the addition of NIM and LocationLogic businesses. We also incurred an increase in labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for E-9-1-1 and VoIP.

Commercial services gross profit was $20 million and $9.6 million for the three-months ended March 31, 2010 and 2009, respectively, based on higher revenue. Commercial services gross profit was approximately 51% and 54% of revenue March 31, 2010 and 2009, respectively, mainly due to additional labor and fringe costs associated with costs associated with the NIM and LocationLogic businesses acquired subsequent to the first quarter of 2009.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems to wireless carriers incorporating our licensed software for enhanced services, including text messaging and location-based services. These systems are designed to incorporate our licensed software. We design our software to ensure that it is compliant with all applicable standards. Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. We also realize license revenue from patents.

Commercial systems revenue increased 10% for the three-months ended March 31, 2010 versus the comparable period of 2009 due mainly to increased revenue from systems for location-based services, which was offset by lower revenue from messaging systems.

The direct cost of our commercial systems consists primarily of compensation, benefits, purchased equipment, third-party hardware and software, travel expenses, consulting fees as well as the amortization of both acquired and capitalized software development costs. In the first quarter of 2010, direct costs of systems consisted primarily of compensation, benefits, third-party hardware and software, and $2.3 million of amortization of software development costs.

Our commercial systems gross profit was $5.2 million in the three-months ended March 31, 2010 versus $5.9 million in the comparable period of 2009. Commercial systems gross profit was approximately 60% and 76% of revenue March 31, 2010 and 2009, respectively, down due to less license revenue partially offset by higher location systems revenue in the 2010 first quarter’s revenue mix.

Government Segment:

	Three Months
	Ended March 31,		2010 vs. 2009
($ in millions)	2010	2009	$	%

Services revenue	$20.6	$12.8	$7.8	61%
Systems revenue	22.4	32.1	(9.7)	(30)%

Government Segment revenue	43.0	44.9	(1.9)	(4)%

Direct cost of services revenue	15.1	10.2	4.9	48%
Direct cost of systems revenue	19.6	25.0	(5.4)	(22)%

Government Segment cost of revenue	34.7	35.2	(0.5)	(1)%

Services gross profit	5.5	2.6	2.9	112%
Systems gross profit	2.8	7.1	(4.3)	(61)%

Government Segment gross profit[1]	$8.3	$9.7	$(1.4)	(14)%

Segment gross profit as a percent of revenue	19%	22%

[1]	See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue primarily consists of professional communications engineering and field support, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite including resale of satellite airtime. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods. Government services revenue increased 61% for the three-months ended March 31, 2010 compared to the three-months ended March 31, 2009 as a result of new and expanded-scope contracts for professional services, satellite airtime services using our teleport facilities, and maintenance and field support. Direct cost of government services revenue consists of compensation, benefits and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs increased as a result of the increased volume of services.

Our gross profit from government services increased to $5.5 million in the first quarter of 2010 from $2.6 million in the first quarter of 2009, as a result of a higher volume of services, including business arising from the acquisitions of Sidereal and Solvern in November 2009. Government services gross profit was 27% and 20% of revenue March 31, 2010 and 2009, respectively, reflecting a more favorable mix of contracts.

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

Government systems sales were $22.4 million in the first quarter of 2010, down from $32.1 million for the three-months ended March 31, 2009. This decrease represents lower unit sales volume of our SwiftLink® and deployable communication systems due to the timing of government project funding.

The cost of our government systems revenue consists of costs related to purchased system components, compensation, benefits, travel, and the costs of third-party contractors. These costs have decreased as a direct result of the decrease in volume. These equipment and third-party costs are variable for our various types of products, and margins may fluctuate between periods based on pricing and product mixes.

Our government systems gross profit was $2.8 million in the first quarter of 2010, down from $7.1 million in the comparable period of 2009, due mainly to decreased sales volume. Government systems gross profit was 13% and 22% of revenue March 31, 2010 and 2009, respectively, reflecting a mix that included more lower margin pass-through sales in the first quarter of 2010.

Revenue Backlog

As of March 31, 2010 and 2009, we had unfilled orders or backlog as follows:

	Three Months
	Ended March 31,		2010 vs. 2009
($ in millions)	2010	2009	$	%

Commercial Segment	$227.7	$87.8	$139.9	159%
Government Segment	73.4	68.9	4.5	7%

Total funded contract backlog	$301.1	$156.7	$144.4	92%

Commercial Segment	$227.7	$91.1	$136.6	150%
Government Segment	358.4	323.4	35.0	11%

Total backlog of orders and commitments, including customer options	$586.1	$414.5	$171.6	41%

Expected to be realized within next 12 months	$197.8	$115.5	$82.3	71%

Funded contract backlog on March 31, 2010 was $301.1 million, of which the Company expects to recognize $197.8 million in the next twelve months. Total backlog was $586.1 million at the end of the first quarter of 2010. Funded contract backlog represents contracts for which fiscal year funding has been appropriated by our customers (mainly federal agencies), and for our hosted services is computed by multiplying the most recent month’s recurring revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables for which budgetary funding may not yet have been approved. Company backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months
	Ended
	March 31,		2010 vs. 2009
($ in millions)	2010	2009	$	%

Research and development expense	$8.5	$4.9	$3.6	74%
Percent of total revenue	9%	7%

Our research and development expense consists primarily of compensation, benefits, travel costs, and a proportionate share of facilities and corporate overhead. The costs of developing software products are expensed prior to establishing technological feasibility. Technological feasibility is established for our software products when a detailed program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products, including software hosted in our network operations centers. These costs primarily include compensation and benefits as well as costs associated with using third-party laboratory and testing resources. We expense such costs as they are incurred, unless technological feasibility has been reached and we believe that the capitalized costs will be recoverable, in which we capitalize and amortize over the product’s expected life.

The expenses we incur relate mainly to software applications which are being marketed to new and existing customers on a global basis. Throughout the three-months ended March 31, 2010 and 2009, research and development was primarily focused on wireless location-based subscriber and carrier applications, including navigation, people-locator, cellular E9-1-1 and Voice over IP E9-1-1, enhancements to our hosted LBS platform for carrier infrastructure, and enhancements to our text messaging deliverables.

For the three-months ended March 31, 2010, we capitalized $0.8 million of research and development costs for certain software projects in accordance with the above policy versus $0.1 million for the comparable quarter in 2009. These costs will be amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, not longer than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

Research and development expenses increased 74% for the three-months ended March 31, 2010 versus the comparable period of 2009 primarily as a result of increased employee compensation associated with acquisition of NIM.

Sales and marketing expense:

	Three Months
	Ended
	March 31,		2010 vs. 2009
($ in millions)	2010	2009	$	%

Sales and marketing expense	$6.0	$4.0	$2.0	50%
Percent of total revenue	7%	6%

Our sales and marketing expenses include fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationship with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. Government primarily through direct sales professionals. Sales and marketing costs increased $2 million for the three-months period ended March 31, 2010 versus the comparable period of 2009 due to increases in sales personnel, public relations fees, and variable compensation resulting mainly from the 2009 acquisitions of four companies.

General and administrative expense:

	Three Months
	Ended
	March 31,		2010 vs. 2009
($ in millions)	2010	2009	$	%

General and administrative expense	$8.5	$6.9	$1.6	23%
Percent of total revenue	9%	10%

General and administrative expense consists primarily of management, finance, legal, human resources and internal information systems functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The $1.6 million increase in the first quarter of 2010 was due primarily to the increased costs to support the operations we acquired during 2009, as well as investments for process control enhancement and legal and professional costs associated with the protection and monetization of our intellectual property.

Depreciation and amortization of property and equipment:

	Three Months
	Ended
	March 31,		2010 vs. 2009
($ in millions)	2010	2009	$	%

Depreciation and amortization of property and equipment	$2.0	$1.5	$0.5	33%
Average gross cost of property and equipment during the period	$70.4	$54.6

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets, generally range from 5 years for furniture, fixtures, and leasehold improvements to three to four years for most other types of assets including computers, software, telephone equipment and vehicles. In the first quarter of 2010, our depreciable asset base increased primarily as a result of additions to property and equipment, including our 2009 acquisitions, and organic capital spending of about $2.7 million.

Amortization of acquired intangible assets:

	Three Months
	Ended
	March 31		2010 vs. 2009
($ in millions)	2010	2009	$	%

Amortization of acquired intangible
assets	$1.1	$0.1	$1.0	1000%

The amortization of acquired non-goodwill intangible assets relates to the 2009 acquisitions of wireless location-based application and infrastructure technology assets acquired from LocationLogic, NIM, and the cyber security assets acquired from Solvern, and the 2004 acquisition of Kivera digital mapping business assets. These assets are being amortized over their useful lives of between five and nineteen years. The expense recognized in the three-months ended March 31, 2010 relates to customer lists, customer relationships, courseware, and patents. The expense recognized in the three-months ended March 31, 2009 relates to the intangible assets associated with the 2004 Kivera acquisition, including customer lists and patents.

Interest expense:

	Three Months
	Ended
	March 31		2010 vs. 2009
($ in millions)	2010	2009	$	%

Interest expense incurred on bank and other notes payable	$1.1	$0.1	$1.0	1000%
Interest expense incurred on 4.5% convertible debt financing	1.1	—	1.1	1000%
Interest expense incurred on capital lease obligations	0.1	0.1	—	—
Amortization of deferred financing fees	0.2	—	0.2	100%

Total interest and financing expense	$2.5	$0.2	$2.3	115%

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

Interest on the bank term loan is at the bank’s prime rate plus 0.5% per annum with a minimum rate of 4%. Interest on our capital leases is primarily at stated rates averaging about 7%.We have a commercial bank line of credit that has not been used for borrowings, and has therefore generated no interest expense, during the periods reported. Interest on our line of credit borrowing would be at the bank’s prime rate which was 3.25% per annum as of March 31, 2010 with a minimum rate of 4%. In June 2009, we entered into the Third Amended and Restated Loan and Security Agreement with our principal bank. The Loan Agreement provided for a $30 million revolving line of credit that replaced the Company’s prior $22 million line of credit and a $20 million five year term loan that replaced the Company’s prior $10 million term loan. Further details about our bank facilities are provided under Liquidity and Capital Resources.

On December 15, 2009,we issued $40 million in promissory notes as part of the consideration paid for the acquisition of NIM. The promissory notes bear simple interest at 6% and are due in three installments: $30 million on the 12 month anniversary of the closing, $5 million on the 18 month anniversary of the closing, and $5 million on the 24 month anniversary of the closing, subject to escrow adjustments. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS’s subsidiaries.

Our capital lease obligations include interest at various amounts depending on the lease arrangement. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year, and the interest under those leases, has remained relatively.

Overall our interest and financing expense was higher in the first quarter of 2010 as a result of the increase in amounts financed in the fourth quarter of 2009, including the 4.5% convertible debt financing in November 2009. Interest expense on notes payable increased in the first quarter of 2010 over the first quarter of 2009 as a result of the NIM promissory notes and the December 2009 bank term loan. Interest on capital lease financing for the first quarter of 2010 was about the same as for the first quarter of 2009. The higher 2010 amortization expense reflects the proration of fees to refinance our bank term loan and fees associated with the 4.5% convertible debt financing.

Other income/(expense), net:

Other income/(expense), net includes interest earned on investment accounts and foreign currency translation/transaction gain or loss, which is dependent on international fluctuations in exchange rates. The other components of other income/(expense), net typically remain comparable between periods.

Income taxes:

Income tax expense was $0.4 million for the first quarter of 2010 against pre-tax income of $5.4 million for the first quarter of 2010, representing an effective tax rate of approximately 8%. The first quarter 2010 tax provision was lower than would be normally expected as a result of a discrete adjustment to a deferred tax asset reserve which resulted in a reduction of the reserve against our deferred tax asset by about $1.8 million. Absent this adjustment, our effective tax rate for the first quarter of 2010 would have been approximately 39.5%. In the first quarter of 2009, we recorded a tax provision of $3.1 million, representing an effective tax rate of about 39%.

Net income:

	Three Months
	Ended
	March 31,		2010 vs. 2009
($ in millions)	2010	2009	$	%

Net income	$5.0	$4.9	$0.1	2%

Net income increased for the three-months ended March 31, 2010 versus the comparable period of 2009 due primarily to higher revenue and gross profit and other factors discussed above.

Liquidity and Capital Resources

	Three Months
	Ended
	March 31,		2010 vs. 2009
($ in millions)	2010	2009	$	%

Net cash and cash equivalents provided by/(used in):
Income	$5.0	$4.9	$0.1	2%
Non-cash charges	10.0	3.0	7.0	233%
Deferred income tax provision	0.4	3.0	(2.6)	(87)%
Net changes in working capital including changes in other assets	4.2	(15.5)	19.7	127%

Operating activities	19.6	(4.6)	24.2	526%
Purchases of property and equipment, excluding assets funded by leasing	(2.7)	0.1	(2.8)	2800%
Capitalized software development costs	(0.8)	(0.1)	(0.7)	700%
Payments on long-term debt and capital leases	(2.6)	(1.1)	(1.5)	136%
Other financing activities	1.5	2.0	0.5	25%

Net increase/(decrease) in cash	$15.0	$(3.7)	$18.7	505%

Days revenue in receivables, including unbilled receivables	96	101

Capital resources:  We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, as well as the capital leases to fund fixed asset purchases.

Sources and uses of cash:  The Company’s cash and cash equivalents balance was approximately $76.4 million at March 31, 2010, a $41.1 million increase from $35.3 million at March 31, 2009.

Operations:  Cash generated by operations was $19.6 million for the first quarter of 2010 as compared to $4.6 million in 2009. Higher first quarter 2010 cash is primarily due to the receipt of $15.7 million cash payment for a 2009 patent-related gain, as well as an increase in deferred revenue due to timing of percentage of completion projects, a decrease in accounts payable relating to the timing of vendor payments, and a decrease in accrued payroll and related liabilities due to the timing of payments.

Investing activities:  Fixed asset additions, excluding assets funded by leasing, for the first quarter of 2010 was approximately $2.7 million. Fixed asset additions, excluding assets funded by leasing, were approximately $0.1 million for the first quarter of 2009. Also, investments were made in development of carrier software for resale which had reached the stage of development calling for capitalization, in the amounts approximately $0.8 million and $0.1 million for the three-months ended March 31, 2010 and 2009, respectively.

Financing activities:  Financing activities during the first quarter of 2010 were limited to scheduled term debt service payments and capital leasing. Fixed assets acquired under capital leases were valued at $2.6 million and $2.1 million during the three-months ended March 31, 2010 and 2009, respectively.

We have a $35 million revolving Line of Credit with our principal bank through June 2012 with borrowing available at the bank’s prime rate which was 3.25% per annum at March 31, 2010. Borrowings at any time are limited to an amount based principally on the accounts receivable levels and working capital ratio, each as defined in the Line of Credit agreement. The Line of Credit available is also reduced by the amount of letters of credit outstanding and cash management services sublimit, which was $1.6 million March 31, 2010. As of March 31, 2010, we had no borrowings outstanding under our bank Line of Credit and had approximately $33.4 million of unused borrowing availability under the line.

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

On November 16, 2009, the Company issued Convertible Notes to fund corporate initiatives which included significant financing required for the acquisition of NIM. Holders may convert the Convertible Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate will initially be 96.637 shares of our Class A common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $10.348 per share of Class A common stock. At the time of this transaction, while this represented an approximately 30% conversion premium over the closing price of the Company’s Class A common stock on November 10, 2009 of $7.96 per share, the effect of the convertible note hedge and warrant transactions, described below increased the effective conversion premium of the Notes to 60% above the November 10th closing price, to $12.74 per share.

In connection with the sale of the Convertible Notes, the Company entered into convertible note hedge transactions with respect to the Class A common stock with certain counterparties. The convertible note hedge transactions cover, subject to adjustments, 10,001,303 shares of Class A common stock. Also, in connection with the sale of the Convertible Notes, the Company entered into separate warrant transactions with certain counterparties the Warrant Dealers. The Company sold to the Warrant Dealers, warrants to purchase in the aggregate 10,001,303 shares of Class A common stock, subject to adjustments, at an exercise price of $12.736 per share of Class A common stock. The Company offered and sold the warrants to the Warrant Dealers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The Company used a portion of the gross proceeds of the offering to pay the Company’s cost of the convertible note hedge transactions. The convertible note hedge and the warrant transactions are separate transactions; each entered into by the Company with the counterparties, is not part of the terms of the Convertible Notes and will not affect the holders’ rights under the Convertible Notes.

December 15, 2009, we issued $40 million in promissory notes as part of the consideration paid for the acquisition of NIM. The promissory notes bear simple interest at 6% and are due in three installments: $30 million on the 12 month anniversary of the closing, $5 million on the 18 month anniversary of the closing, and $5 million on the 24 month anniversary of the closing, subject to escrow adjustments. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS’s subsidiaries.

On December 31, 2009, we refinanced facilities under Loan Agreement. A $40 million five year Term Loan replaced the Company’s $20 million prior term loan with the bank. The Company drew $30 million of the funds available. The remaining $10 million is available to draw no later than September 2010. The Term Loan maturity date is June 2014.

Under the Loan Agreement, the Company is obligated to repay all advances or credit extensions made pursuant to the Loan Agreement. The Loan Agreement is secured by substantially all of the Company’s tangible and intangible assets as collateral, except that the collateral does not include any of the Company’s intellectual property. The principal amount outstanding under the Term Loan accrues interest at the greater of (i) 4% per annum, or (ii) a floating per annum rate equal to one-half of one percentage point (0.5%) above the Interest Rate (3.25% at March 31, 2010). The principal amount outstanding under the Term Loan is payable in sixty (60) equal installments of principal beginning on

January 29, 2010 and interest is payable on a monthly basis ($0.6 million plus interest per month). As of March 31, 2010, the amount outstanding under the Term Loan was $28 million. Funds from the increase in the amount of the Term Loan were used primarily to retire the June 2009 term loan. In June of 2009, we refinanced the unamortized balance under our June 2007 $10 million five-year note payable loan with a $20 million five-year note.

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

As of March 31, 2010, we were in compliance with the covenants related to the Loan Agreement and we believe that we will continue to comply with these covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we had standby letters of credit issued on our behalf of approximately $0.1 million, principally pursuant to a contracting requirement for our Government Segment’s City of Baltimore services contract.

Contractual Commitments

As of March 31, 2010, our most significant commitments consisted of purchase obligations, term debt, obligations under capital leases and non-cancelable operating leases. Other long-term debt consists of contingent consideration included as part of the purchase price allocation of certain acquisitions. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of March 31, 2010 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total

Term loan	$7.8	$14.7	$8.6	$—	$31.1
4.5% Convertible debt interest obligation	4.7	9.4	9.4	—	23.5
Promissory notes payable	31.8	10.6	—	—	42.4
Other long-term debt	3.8	3.4	—	—	7.2
Capital lease obligations	4.3	7.0	1.3	—	12.6
Operating leases	5.0	9.4	3.2	2.1	19.7
Purchase obligations	6.6	4.6	—	—	11.2

Total contractual commitments	$64.0	$59.1	$22.5	$2.1	$147.7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2010 Annual Report on Form 10-K.

Foreign Currency Risk

For the three-months ended March 31, 2010, we generated $3.2 million of revenue outside the U.S., mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of March 31, 2010, we had approximately $1.4 million of billed accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During the first quarter of 2010, our average receivables subject to foreign currency exchange risk was $1.3 million and our average deferred revenue balances subject to foreign currency exchange risk was $1 million. We had an average balance of $0.2 million of unbilled receivables denominated in foreign currency during the first quarter of 2010. We recorded immaterial transaction gains or losses on foreign currency denominated receivables and deferred revenue for the three-months ended March 31, 2010.

There have not been any other material changes to our foreign currency risk as described in Item 7A of our 2009 Annual Report on Form 10-K.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2010.

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

On March 24, 2010, we agreed to a confidential settlement with Sybase on all outstanding patent litigation between the parties.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 1A.	Risk Factors

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a) None

(b) None.

Item 6.	Exhibits

Exhibit
Numbers	Description

10.30	Amendment to Employment Agreement dated February 1, 2010, by and between the Company and Richard A. Young
10.31	Amendment to Employment Agreement dated February 1, 2010, by and between the Company and Thomas M. Brandt, Jr.
10.32	Amendment to Employment Agreement dated February 1, 2010, by and between the Company and Drew A. Morin
10.33	Amendment to Employment Agreement dated February 1, 2010, by and between the Company and Timothy J. Lorello
31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
31.2	Certification of CFO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May 2009.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé May 5, 2010	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. May 5, 2010	Senior Vice President and Chief Financial Officer (Principal Financial Officer)