Form 10-Q
period 2010-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2010-08-05
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2010

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

Shares outstanding
as of July 31,
Title of Each Class	2010

Class A Common Stock, par value
$0.01 per share	46,956,905
Class B Common Stock, par value
$0.01 per share	6,116,334

Total Common Stock Outstanding	53,073,239

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Statements of Income
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue
Services	$63,429	$34,594	$123,273	$65,218
Systems	29,233	32,542	60,306	72,419

Total revenue	92,662	67,136	183,579	137,637
Direct costs of revenue
Direct cost of services revenue	35,886	18,820	70,218	37,189
Direct cost of systems revenue, including amortization of software development costs of $2,301, $762, $4,607 and $1,322, respectively	23,588	18,266	46,624	45,154

Total direct cost of revenue	59,474	37,086	116,842	82,343
Services gross profit	27,543	15,774	53,055	28,029
Systems gross profit	5,645	14,276	13,682	27,265

Total gross profit	33,188	30,050	66,737	55,294
Operating costs and expenses
Research and development expense	6,571	4,915	15,089	9,789
Sales and marketing expense	5,967	4,172	11,946	8,163
General and administrative expense	9,802	8,398	18,264	15,290
Depreciation and amortization of property and equipment	2,257	1,434	4,233	2,888
Amortization of acquired intangible assets	1,171	122	2,343	159

Total operating costs and expenses	25,768	19,041	51,875	36,289

Income from operations	7,420	11,009	14,862	19,005
Interest expense	(2,237)	(225)	(4,589)	(413)
Amortization of debt discount and debt issuance expenses	(216)	(53)	(376)	(58)
Other income, net	495	105	985	284

Income before income taxes	5,462	10,836	10,882	18,818
Provision for income taxes	(2,367)	(4,230)	(2,777)	(7,345)

Net income	$3,095	$6,606	$8,105	$11,473

Net income per share-basic	$0.06	$0.14	$0.15	$0.25

Net income per share-diluted	$0.06	$0.13	$0.14	$0.22

Weighted average shares outstanding-basic	52,920	46,765	52,788	46,170

Weighted average shares outstanding- diluted	56,124	51,968	66,897	51,557

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$97,035	$61,426
Accounts receivable, net of allowance of $427 in 2010 and $389 in 2009	51,156	65,476
Unbilled receivables	25,923	23,783
Inventory	3,724	9,331
Deferred income taxes	10,228	9,507
Receivable from settlement of patent matter	—	15,700
Income tax refund receivable	—	5,438
Other current assets	7,005	8,945

Total current assets	195,071	199,606
Property and equipment, net of accumulated depreciation and amortization of $51,179 in 2010 and $46,960 in 2009	33,283	20,734
Software development costs, net of accumulated amortization of $14,548 in 2010 and $9,941 in 2009	40,613	45,384
Acquired intangible assets, net of accumulated amortization of $3,868 in 2010 and $1,526 in 2009	30,585	33,975
Goodwill	166,948	164,350
Other assets	7,711	8,176

Total assets	$474,211	$472,225

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$39,768	$52,999
Accrued payroll and related liabilities	12,433	19,265
Deferred revenue	18,860	9,938
Current portion of capital lease obligations and notes payable	45,945	39,731

Total current liabilities	117,006	121,933
Capital lease obligations and notes payable, less current portion	137,591	143,316
Deferred income taxes	13,635	15,435
Other long-term liability	4,297	5,755
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 46,924,565 in 2010 and 46,157,025 in 2009	470	462
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 6,116,334 in 2010 and 6,276,334 in 2009	61	63
Additional paid-in capital	291,517	283,733
Accumulated other comprehensive income	13	12
Accumulated deficit	(90,379)	(98,484)

Total stockholders’ equity	201,682	185,786

Total liabilities and stockholders’ equity	$474,211	$472,225

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income	Deficit	Total

Balance at January 1, 2010	$462	$63	$283,733	$12	$(98,484)	$185,786
Options exercised for the purchase of 512,799 shares of Class A Common Stock	5	—	1,784	—	—	1,789
Issuance of 95,823 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	612	—	—	613
Conversion of 160,000 shares of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Issuance of shares of 15,107 Restricted Class A Common Stock	—	—	17	—	—	17
Stock-based compensation expense	—	—	5,371	—	—	5,371
Foreign currency translation adjustment				1		1
Net income for the six-months ended June 30, 2010	—	—	—	—	8,105	8,105

Balance at June 30, 2010	$470	$61	$291,517	$13	$(90,379)	$201,862

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009

Operating activities:
Net Income	$8,105	$11,473
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization of property and equipment	4,233	2,888
Amortization of acquired intangible assets	2,343	159
Deferred tax provision	2,777	6,695
Stock compensation expense	5,371	2,183
Amortization of software development costs	4,607	1,322
Amortization of deferred financing fees	376	58
Impairment of marketable securities/ investment	225	15
Other non-cash adjustments	884	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	14,280	13,836
Unbilled receivables	(2,084)	2,617
Inventory	5,607	(9,768)
Other current assets	20,947	(732)
Other assets	465	(1,217)
Accounts payable and accrued expenses	(13,377)	(9,253)
Accrued payroll and related liabilities	(6,862)	(5,950)
Other liabilities	(5,146)	—
Deferred revenue	8,922	7,179

Subtotal — Changes in operating assets and liabilities	22,752	(3,288)

Net cash provided by operating activities	51,673	21,498
Investing activities:
Acquisitions, net of cash acquired	—	(15,000)
Purchases of property and equipment, net of cash acquired	(11,075)	(611)
Capitalized software development costs	(2,172)	(634)

Total net cash used in investing activities	(13,247)	(16,245)
Financing activities:
Proceeds from issuance of long-term debt	—	20,000
Payments on long-term debt and capital lease obligations	(5,218)	(8,466)
Proceeds from exercise of employee stock options and sale of stock	2,402	3,250

Total net cash (used in)/provided by financing activities	(2,816)	14,784

Net increase in cash	35,610	20,037
Cash and cash equivalents at the beginning of the period	61,425	38,977

Cash and cash equivalents at the end of the period	$97,035	$59,014

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements
June 30, 2010
(amounts in thousands, except per share amounts)
(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2009 Annual Report on Form 10-K. The terms “TCS”, “we”, “us” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

Use of Estimates.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

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

Deferred Compensation Plan.  During 2009, the Company adopted a non-qualified deferred compensation arrangement to fund certain supplemental executive retirement and deferred income plans. Under the terms of the arrangement, the participants may elect to defer the receipt of a portion of their compensation and each participant directs the manner in which their investments are deemed invested. The funds are held by the Company in a rabbi trust which include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market. The funds are included in Other assets and Other long-term liability on the Consolidated Balance Sheet. Company contributions were made to the plan in 2009, but not in 2010.

Stock-Based Compensation.  We have two stock-based employee compensation plans: our Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) and our Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”). In the past, we have issued restricted stock to directors and certain executives. We record compensation expense for all stock-based compensation plans using the fair value method prescribed by Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 718-10. Our stock compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in Note 3.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Earnings per share.  Basic income per common share is based upon the average number of shares of common stock outstanding during the period. Stock options to purchase approximately 7.8 million shares for the three-months ended June 30, 2010 and 5.9 million shares for the six-months ended June 30, 2010, and approximately 1.8 million shares for both the three- and six-months ended June 30, 2009 were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. Shares issuable upon conversion of convertible debt issued in the fourth quarter of 2009 were included in weighted average diluted shares for the six-months ended June 30, 2010 but were excluded from weighted average diluted shares for the second quarter of 2010 because the effect of their inclusion would have been anti-dilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Numerator:
Net income, basic	$3,095	$6,606	$8,105	$11,473
Adjustment for assumed dilution:
Interest on convertible debt, net of taxes	—	—	1,457	—

Net income, diluted	$3,095	$6,606	$9,562	$11,473

Denominator:
Total basic weighted-average common shares outstanding	52,920	46,765	52,788	46,170
Effect of dilutive stock options based on treasury stock method	3,204	4,714	4,107	4,894
Effect of dilutive warrants based on treasury stock method	—	489	—	493
Effect of dilutive 4.5% convertible debt, based on “if converted” method	—	—	10,002	—

Weighted average diluted shares	56,124	51,968	66,897	51,557

Basic earnings per common share:
Net income per share — basic	$0.06	$0.14	$0.15	$0.25

Diluted earnings per common share:
Net income per share-diluted	$0.06	$0.13	$0.14	$0.22

Income Taxes.  Income tax amounts and balances are accounted for using the asset and liability method of accounting for income taxes as prescribed by ASC 740. Under this method, deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Effective January 1, 2007, the Company began recognizing the benefits of tax positions in the financial statements which are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, based on our judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. At June 30, 2010, we had unrecognized tax benefits totaling approximately $1.7 million. The determination of these unrecognized amounts requires significant

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

judgments and interpretation of complex tax laws. Different judgments or interpretations could result in material changes to the amount of unrecognized tax benefits.

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

During 2009 the Company acquired four businesses. These acquisitions were accounted for using the acquisition method; accordingly, their total estimated purchase prices are allocated to the net tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of the effective dates of the acquisitions. The allocations of purchase price were based upon management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, and such estimates and assumptions are subject to change as the company finalizes the allocation for each of the acquisitions.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the final purchase price allocation of the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Assets:
Accounts receivable, net	$145
Unbilled accounts receivable	1,081
Other current assets	205
Property and equipment	865
Acquired technology and software development costs	3,703
Acquired intangible assets	8,720
Goodwill	12,206

Total assets	$26,925
Liabilities:
Accounts payable and accrued expenses	$1,273
Accrued payroll and related liabilities	325

Total liabilities	$1,598

Fair value of net assets acquired	$25,327

On November 3, 2009, the Company purchased all of the outstanding stock of Solvern Innovations, Inc. (“Solvern”), a communications technology company focused on cyber-security. The Solvern business is reported as part of our government services. Solvern’s purchase consideration included cash, approximately 1 million shares of the Company’s Class A common stock, and contingent consideration based on the business’s gross profit in 2010 and 2011.

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

The total estimated purchase price for the three acquisitions described above was $70 million. Approximately $49 million was preliminarily allocated to goodwill, approximately $0.1 million for other current and long-term assets net of liabilities, and $21 million to acquired definite-lived intangible assets, consisting of the value assigned to customer relationships of $3.7 million for LocationLogic, $7.3 million for Solvern and $2 million for Sidereal and developed technology of $8.7 million classified as capitalized software development costs for LocationLogic.

We also completed the acquisition of Networks in Motion, Inc. (“NIM”) on December 15, 2009. Pursuant to the merger agreement, TCS issued former NIM shareholders approximately $110 million in cash, $40 million in promissory notes, and approximately 2.2 million shares of the Company’s common stock valued at $20 million. The promissory notes bear simple interest at 6% and are due in three installments: $30 million on the 12 month anniversary of the closing, $5 million on the 18 month anniversary of the closing, and $5 million on the 24 month anniversary of the closing, subject to escrow adjustments. Note that for $20 million of the obligation due in December 2010, the Company has the option to settle using common stock, but the Company currently plans to satisfy this debt for cash.

Of the total estimated NIM purchase price of $170 million, approximately $113.9 million was preliminarily allocated to goodwill and $54.5 million to acquired definite-lived intangible assets, consisting

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

of the value assigned to NIM’s customer relationships of $20.1 million, and developed technology of $34.4 million classified as capitalized software development costs and approximately $1.6 million for other current and long-term assets net of liabilities.

During the six-months ending June 30, 2010, we made final adjustments to the preliminary purchase price allocations for LocationLogic, detailed above. We also made adjustments to the preliminary purchase price allocations for the other three acquisitions for a total adjustment to goodwill of $2.0 million, as a result of information not initially available. Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. The measurement period is not to exceed 12 months from the acquisition dates.

The unaudited pro forma financial information for the three and six-months ended June 30, 2009 in the table below summarizes the consolidated results of operations for TCS and NIM (which was assessed as a significant and material acquisition for purposes of unaudited pro forma financial information disclosure), as though NIM was acquired at the beginning of 2009.

The following pro forma information is presented to include the effects of the acquisition of NIM using the acquisition method of accounting and the related TCS Class A common stock and promissory notes issued as part of consideration. The unaudited pro forma financial information is presented to also include the effects of $103.5 million Convertible Notes offering.

The pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of TCS that would have been reported had the acquisition been completed as of the dates presented, and should not be construed as representative of the future consolidated results of operations or financial condition of a consolidated entity.

The following unaudited pro forma financial information is presented below for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the acquisition had taken place at the beginning of 2009.

	Three Months	Six Months
	Ended	Ended
Pro Forma Information	June 30, 2009	June 30, 2009

Revenue	$86,622	$173,366
Net income	$8,592	$13,612

Basic earnings per share	$0.18	$0.28

Diluted earnings per share	$0.15	$0.25

3.	Stock-Based Compensation

We recognize compensation expense net of estimated forfeitures over the requisite service period for grants under our option plan, which is generally the vesting period of 5 years. The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company estimates forfeitures based on historical experience and the expected term of the options granted are derived from historical data on employee exercises. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not paid and does not anticipate paying dividends in the near future.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

We also recognize non-cash stock compensation expense for restricted stock issued to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. We had 42 shares and 30 shares of restricted stock outstanding, respectively, as of June 30, 2010 and June 30, 2009. We expect to record future stock compensation expense of $184 as a result of the restricted stock grants outstanding as of June 30, 2010 that will be recognized over the remaining vesting period in 2010 and 2011.

The material components of our stock compensation expense are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Stock-based compensation:
Stock options granted at fair value	$2,110	$1,149	$5,141	$2,074
Restricted stock	69	40	122	65
Employee stock purchase plan	70	28	108	44

Total stock compensation expense	$2,249	$1,217	$5,371	$2,183

Stock-based compensation is included in our operations in the accompanying Consolidated Statements of Income as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Stock-based compensation:
Direct cost of revenue	$1,415	$784	$3,377	$1,406
Research and development expense	587	284	1,402	509
Sales and marketing expense	136	98	326	176
General and administrative expense	111	51	266	92

Total stock compensation included in operating expenses	$2,249	$1,217	$5,371	$2,183

A summary of our stock option activity and related information for the six-months ended June 30, 2010 is as follows:

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price

Outstanding, beginning of year	14,612	$5.32
Granted	1,818	$8.31
Exercised	(512)	$3.53
Expired	(131)	$6.51
Forfeited	(658)	$8.21

Outstanding, at June 30, 2010	15,129	$5.60

Exercisable, at June 30, 2010	8,286	$4.02

Vested and expected to vest at June 30, 2010	14,037	$5.41

Weighted-average remaining contractual life of options outstanding at June 30, 2010	6.5 years

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Six Months
	June 30,
	2010	2009

Estimated weighted-average grant-date fair value of options granted during the period	$4.58	$4.65

Total fair value of options vested during the period	$5,297	$3,999

Intrinsic value of options exercised during the period	$2,258	$4,786

Exercise prices for options outstanding at June 30, 2010 ranged from $1.07 to $9.86 as follows (all share amounts in thousands):

						Weighted-Average
			Weighted-Average			Remaining
		Weighted-Average	Remaining		Weighted-Average	Contractual Life
		Exercise Prices	Contractual Life	Options	Exercise Prices	of Options
	Options	of Options	of Options	Vested and	of Options Vested	Vested and
Exercise Prices	Outstanding	Outstanding	Outstanding (years)	Exercisable	and Exercisable	Exercisable (years)

$1.07 - $1.84	81	$1.70	2.56	81	$1.70	2.56
$1.92 - $2.99	2,415	$2.47	5.29	2,244	$2.47	5.25
$3.05 - $4.68	4,972	$3.33	5.54	3,858	$3.35	5.01
$4.83 - $7.45	2,229	$6.74	4.77	1,692	$6.73	3.52
$7.95 - $9.86	5,432	$8.66	9.27	411	$8.17	8.35

	15,129			8,286

As of June 30, 2010, the aggregate intrinsic value of options outstanding was $8,266 and the aggregate intrinsic value of options vested and exercisable was $7,016. As of June 30, 2010, we estimate that we will recognize $20,700 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3.7 years, of which we estimate $4,800 will be recognized during the remainder of 2010.

In using the Black-Scholes model to calculate the fair value of our stock options, our assumptions were as follows:

	Six Months Ended June 30,
	2010	2009

Expected life (in years)	5.5	5.5
Risk-free interest rate(%)	2.4%-2.8%	1.65%-1.9%
Volatility(%)	59%-60%	63%-64%
Dividend yield(%)	0%	0%

4.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $3,068 and $5,706 during the three- and six-months ended June 30, 2010, respectively. We acquired $2,530 and $4,579 of property under capital leases during the three- and six-months ended June 30, 2009, respectively.

Interest paid totaled $954 and $2,606 during the three- and six-months ended June 30, 2010, respectively. We paid $225 and $413 in interest for the three- and six-months ended June 30, 2009, respectively.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

Income taxes and estimated state income taxes paid totaled $942 and $2,172 during the three- and six-months ended June 30, 2010 and were $500 and $879 for the three- and six-months ended June 30, 2009, respectively.

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

Level 3:  Observable inputs that reflect the reporting entity’s own assumptions.

Our population of assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follow:

	Fair Value	Fair Value Measurements at
	as of	6/30/2010
	6/30/2010	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$97,035	$97,035	$—	$—
Deferred compensation plan investments	1,005	1,005	—	—

Assets at Fair Value	$98,040	$98,040	$—	$—

Liabilities
Deferred compensation	$858	$858	$—	$—
Contractual acquisition earnouts	6,441	—	—	6,441

Liabilities at Fair Value	$7,299	$858	$—	$6,441

The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. The funds held are all managed by a third party, and include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market. The related Deferred compensation liabilities are valued based on the underlying investment selections held in each participant’s account. The Contractual acquisition earnouts were part of the consideration paid for certain 2009 acquisitions and were initially valued at the acquisition date at $7,753. The fair value of the earnouts is based on probability-weighted payouts under different scenarios, discounted using a discount rate commiserate with the risk.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table provides a summary of the changes in the Company’s Contractual acquisition earnouts measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six-months ended June 30, 2010:

Fair Value
Measurements
Using Significant
Unobservable
Inputs (level 3)

Balance at March 31, 2010	$7,280
Fair value adjustment recognized in earnings	(839)

Balance at June 30, 2010	$6,441

The Company’s long-term debt consists of borrowings under a commercial bank term loan agreement, 4.5% convertible senior notes, and promissory notes payable to sellers of Networks in Motion, Inc. (see Note 11). The long-term debt is currently reported at the borrowed amount outstanding and the fair value of the Company’s long-term debt approximates its carrying amount.

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired. In the first six-months ending June 30, 2010, there were no required fair value measurements for assets and liabilities measured at fair value on a non-recurring basis.

6.	Segment Information

Our two operating segments are the Commercial and Government Segments.

Our Commercial Segment products and services enable wireless carriers to deliver short text messages, location-based information, internet content, and other enhanced communication services to and from wireless phones. Our Commercial Segment also provides E9-1-1 call routing, mobile location-based applications, and inter-carrier text message technology. Customers use our software functionality through connections to and from our network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or message volume. We also provide hosted services under contracts with wireless carrier networks, as well as VoIP service providers.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth results for our reportable segments for the three- and six-months ended June 30, 2010 and 2009, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Three Months Ended June 30,
	2010			2009
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$41,323	$22,106	$63,429	$20,648	$13,946	$34,594
Systems	6,670	22,563	29,233	12,431	20,111	32,542

Total revenue	47,993	44,669	92,662	33,079	34,057	67,136

Direct costs of revenue
Direct cost of services	20,470	15,416	35,886	8,376	10,444	18,820
Direct cost of systems	3,448	20,140	23,588	2,443	15,823	18,266

Total direct costs	23,918	35,556	59,474	10,819	26,267	37,086

Gross profit
Services gross profit	20,853	6,690	27,543	12,272	3,502	15,774
Systems gross profit	3,222	2,423	5,645	9,988	4,288	14,276

Total gross profit	$24,075	$9,113	$33,188	$22,260	$7,790	$30,050

	Six Months Ended June 30,
	2010			2009
	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$80,601	$42,672	$123,273	$38,455	$26,763	$65,218
Systems	15,315	44,991	60,306	20,194	52,225	74,419

Total revenue	95,916	87,663	183,579	58,649	78,988	137,637

Direct costs of revenue
Direct cost of services	39,734	30,484	70,218	16,567	20,622	37,189
Direct cost of systems	6,889	39,735	46,624	4,331	40,823	45,154

Total direct costs	46,623	70,219	116,842	20,898	61,445	82,343

Gross profit
Services gross profit	40,867	12,188	53,055	21,888	6,141	28,029
Systems gross profit	8,426	5,256	13,682	15,863	11,402	27,265

Total gross profit	$49,293	$17,444	$66,737	$37,751	$17,543	$55,294

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Total segment gross profit	$33,188	$30,050	$66,737	$55,294
Research and development expense	(6,571)	(4,915)	(15,089)	(9,789)
Sales and marketing expense	(5,967)	(4,172)	(11,946)	(8,163)
General and administrative expense	(9,802)	(8,398)	(18,264)	(15,290)
Depreciation and amortization of property and equipment	(2,257)	(1,434)	(4,233)	(2,888)
Amortization of acquired intangible assets	(1,171)	(122)	(2,343)	(159)
Interest expense	(2,237)	(225)	(4,589)	(413)
Amortization debt discount and debt issuance expenses	(216)	(53)	(376)	(58)
Other income, net	495	105	985	284

Income before income taxes	5,462	10,836	10,882	18,818
Provision for income taxes	(2,367)	(4,230)	(2,777)	(7,345)

Net income	$3,095	$6,606	$8,105	$11,473

7.	Inventory

Inventory consisted of the following:

	June 30,	Dec. 31,
	2010	2009

Component parts	$2,074	$5,658
Finished goods	1,650	3,673

Total inventory at period end	$3,724	$9,331

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Acquired Intangible Assets and Capitalized Software Development Costs

Our acquired intangible assets and capitalized software development costs of our continuing operations consisted of the following:

	June 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer lists and other	$12,951	$2,040	$10,911	$13,735	$1,151	$12,584
Customer relationships	20,138	1,473	18,665	20,402	113	20,289
Trademarks and patents	1,364	355	1,009	1,364	262	1,102
Software development costs, including acquired technology	55,161	14,548	40,613	55,325	9,941	45,384

Total acquired intangible assets and software dev. costs	$89,614	$18,416	$71,198	$90,826	$11,467	$79,359

Estimated future amortization expense:
Six Months ending December 31, 2010			$7,013
Year ending December 31, 2011			$13,772
Year ending December 31, 2012			$13,608
Year ending December 31, 2013			$13,557
Year ending December 31, 2014			$11,855
Thereafter			$11,393

			$71,198

For the three-month and six-months ended June 30, 2010, we capitalized $1,352 and $2,172, respectively, of software development costs of continuing operations for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized and are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. We believe that these capitalized costs will be recoverable from future gross profits generated by these products. For the three- and six-months ended June 30, 2009 we capitalized $492 and $636 of software development costs.

Preliminary gross carrying amounts have been adjusted during the six-months ended June 30, 2010 as a result of information not initially available. Prior to the end of the measurement period for the finalized purchase price allocation, which is 12 months from the acquisition dates, if information becomes available which would indicate adjustments are required to the purchase price these adjustments will be included in the purchase price allocation retrospectively.

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

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

				% of Total
		% of Total Revenue For		Revenue For
		the Three		the Six
		Months Ended		Months Ended
		June 30,		June 30,
Customer	Segment	2010	2009	2010	2009

Federal Agencies	Government	36%	35%	36%	42%
Customer A	Commercial	28%	28%	29%	24%

		As of June 30, 2010
		Accounts	Unbilled
Customer	Segment	Receivable	Receivables

U.S. Government	Government	27%	49%
Customer A	Commercial	30%	34%

10.	Lines of Credit

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

The Line of Credit includes three sub-facilities: (i) a letter of credit sub-facility pursuant to which the bank may issue letters of credit, (ii) a foreign exchange sub-facility pursuant to which the Company may purchase foreign currency from the bank, and (iii) a cash management sub-facility pursuant to which the bank may provide cash management services (which may include, among others, merchant services, direct deposit of payroll, business credit cards and check cashing services) and in connection therewith make loans and extend credit to the Company. The principal amount outstanding under the Line of Credit accrues interest at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) the bank’s most recently announced “prime rate,” even if it is not the bank’s lowest prime rate. The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly. Our potential borrowings under the Line of Credit are reduced by the amounts of cash management services sublimit which totaled $1,525 at June 30, 2010. As of June 30, 2010 and 2009, there were no borrowings on the line of credit and we had approximately $33,500 and $28,000, respectively, of unused borrowing availability under this line.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Long-term Debt

Long-term debt consisted of the following:

	June 30,	Dec. 31,
	2010	2009

4.5% Convertible notes dated November 16, 2009	$103,500	$103,500
6.0% Promissory note payable to NIM sellers dated December 16, 2009	40,000	40,000
4.5% Note payable to commercial banks dated December 31, 2009	26,667	30,000

Total long-term debt	170,167	173,500
Less: current portion	(41,667)	(36,667)

Non-current portion of long-term debt	$128,500	$136,833

Aggregate maturities of long-term debt at June 30, 2010 are as follows:

2010	$33,333
2011	16,667
2012	6,667
2013	6,667
2014	106,833

Total long-term debt	$170,167

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

On December 31, 2009, we refinanced our June 2009 commercial bank term loan agreement with a $40 million five year term loan (the “Term Loan”) that replaces the Company’s $20 million prior term loan. The company drew $30 million of the term funds available with a maturity date in June 2014, and the remaining $10 million is available to draw no later than September 2010. The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) 0.5% above the banks prime rate (3.25% at June 30, 2010). The principal amount outstanding under the Term Loan is payable in sixty equal installments of principal of $556 beginning on January 29, 2010 and interest is payable on a monthly basis. Funds from the increase in the amount of the Term Loan were used primarily to retire the June 2009 term loan. In June 2009, we financed a $20,000, five year term loan with interest calculated at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) 0.5% above the banks prime rate, which was repayable in monthly installments of $333 plus interest. The additional funds provided in our June 2009 agreement were used primarily to retire our June 2007 five year bank term loan and for the acquisition of substantially of the assets of LocationLogic.

Our bank Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that require (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Borrowers, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of its business or property; to change its business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber its property; to pay dividends or other distributions or enter into material transactions with an affiliate. As of June 30, 2010, we were in compliance with the covenants related to the Loan Agreement and we believe that we will continue to comply with these covenants in the foreseeable future. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

that the bank would not exercise its rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

12.	Capital leases

We lease certain equipment under capital leases. Property and equipment acquired under capital leases totaled $3,068 and $5,706 during the three- and six-months ended June 30, 2010, respectively. We acquired $2,530 and $4,579 of property under capital leases during the three- and six-months ended June 30, 2009, respectively. Capital leases are collateralized by the leased assets. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at June 30, 2010:

2010	$5,099
2011	4,784
2012	3,441
2013	1,668

Total minimum lease payments	14,992
Less: amounts representing interest	(1,623)

Present value of net minimum lease payments (including current portion of $4,278)	$13,369

13.	Income taxes

Our provision for income taxes totaled $2,367 and $2,777 for the three and six-months ended June 30, 2010, respectively, as compared to $4,230 and $7,345 being recorded for the three- and six-months ended June 30, 2009. The expense recorded for the six-month period ended June 30, 2010 is comprised of current year tax expense of $4,528 recorded based on pretax income plus a discrete tax benefit of $1,751 recorded related to Research & Experimentation tax credits. Excluding discrete items, the effective tax rate was approximately 43% for the three-months ended June 30, 2010 and approximately 42% for the six-months ended June 30, 2010. The effective tax rate was approximately 39% for both the three- and six-months ended June 30, 2009.

The significant changes to unrecognized tax benefits during the three- and six-months ended June 30, 2010 apply to the reduction for Research & Experimentation tax credits as a result of the Company completing an in depth analysis during first quarter. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

14.	Commitments and Contingencies

The Company has been notified that some customers will or may seek indemnification under its contractual arrangements with those customers for costs associated with defending lawsuits alleging infringement of certain patents through the use of our products and services in combination with the use of products and services of multiple other vendors. In some cases we have agreed to assume the defense of the case. In others, the Company will continue to negotiate with these customers in good faith because the Company believes its technology does not infringe on the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. The Company cannot currently predict the outcome of these matters and the resolutions could have a material effect on our consolidated results of operations, financial position or cash flows.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and our estimates of the indemnification requests effects on our results of operations; (b) regarding our expectations with regard to the notes hedge transactions; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months and that we currently plan to settle the December 2010 debt obligation with cash; (d) as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (e) that we expect to realize approximately $201.7 million of backlog in the next twelve months, (f) that we believe that capitalized software development costs will be recoverable from future gross profits (g) regarding our belief that we were in compliance with our loan covenants and that we believe that we will continue to comply with these covenants, (h) regarding our expectations with regard to income tax assumptions and assumptions related to future stock compensation expenses, (i) regarding our expectations related to allowances for potential credit losses, and (j) indicating our insurance policies should cover all of the costs of the claims in the IPO laddering class action lawsuit.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified our most critical accounting policies and estimates to be those related to the following:

- Revenue recognition,
- Acquired intangible assets,
- Impairment of goodwill,
- Stock compensation expense,
- Income taxes,
- Business combinations, and
- Legal and other contingencies.

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). See Note 1 to the unaudited interim consolidated financial statements included elsewhere in this Form 10-Q for a list of the standards implemented for the six-months ended June 30, 2010.

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

Results of Operations

The comparability of our operating results in the three- and six-month period ended June 30, 2010 to the three- and six-month period ended June 30, 2009 is affected by our 2009 acquisitions, three of the four acquisitions occurred in the fourth quarter of 2009, so there was no impact on the revenue and costs and expense total in the first six-months of 2009. Our acquisitions did not result in the entry into a new line of business or product category; they added products and services with substantially similar features and functionality to our incumbent business. Where variances in our results of operations for the first six-

months of 2010 compared to the first six-months of 2009 were clearly related to the acquisitions, such as revenue and increases in amortization of intangibles, we describe the effects. Operation of the acquired businesses has been fully integrated into our existing operations.

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments.

Commercial Segment:

	Three Months				Six Months
	Ended June 30,		2010 vs. 2009		Ended June 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%

Services revenue	$41.3	$20.7	$20.6	100%	$80.6	$38.5	$42.1	109%
Systems revenue	6.7	12.4	(5.7)	(46)%	15.3	20.2	(4.9)	(24)%

Commercial segment revenue	48.0	33.1	14.9	45%	95.9	58.7	37.2	63%

Direct cost of services revenue	20.4	8.4	12.0	143%	39.7	16.6	23.1	139%
Direct cost of systems revenue	3.5	2.4	1.1	46%	6.9	4.3	2.6	60%

Commercial segment cost of revenue	23.9	10.8	13.1	121%	46.6	20.9	25.7	123%

Services gross profit	20.9	12.3	8.6	70%	40.9	21.9	19.0	87%
% of revenue	51%	59%			51%	57%
Systems gross profit	3.2	10.0	(6.8)	(68)%	8.4	15.9	(7.5)	(47)%

% of revenue	48%	81%			55%	79%
Commercial segment gross profit(1)	$24.1	$22.3	$1.8	8%	$49.3	$37.8	$11.5	30%

% of revenue	50%	67%			51%	64%

[1]	See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Commercial services revenue increased by approximately 100% for both the three- and six-months ended June 30, 2010 versus the comparable periods of 2009.

Services revenue includes hosted wireless Location Based Service (LBS) applications including turn-by-turn navigation, people-finder, asset tracker and E9-1-1 service for wireless and E9-1-1 for Voice over Internet Protocol (VoIP) service providers, and hosted wireless LBS infrastructure including Position Determining Entity (PDE) service. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Subscriber service revenue is generated by client software applications for wireless subscribers, generally on a per-subscriber per month basis. E9-1-1, PDE, VoIP and hosted LBS service fees are priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Service Answering Points (PSAPs), or the number of customer subscribers. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.

Commercial services revenue in the three- and six-months ended June 30, 2010 was $20.6 million and $42.1 million higher, respectively, than the same periods for 2009 from increased subscriber revenue for LBS applications, more service connection deployments of our E9-1-1 services for cellular and VoIP service providers, and an increase in software maintenance revenue. The NIM and LocationLogic acquisitions contributed additional subscriber applications revenue during the three- and six-months ended June 30, 2010.

The direct cost of commercial services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs, and equipment and software maintenance. The direct costs of maintenance revenue consist primarily of compensation and benefits expense. For the three- and six-months ended June 30, 2010, the direct cost of services revenue was $12.0 million and $23.1 million higher, respectively, than the three- and six-months ended June 30, 2009 primarily due to increase in labor and other direct costs related to the addition of NIM and LocationLogic businesses. We also incurred an increase in labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for E9-1-1 VoIP.

Commercial services gross profit was $20.9 million and $12.3 million for the three-months ended June 30, 2010 and 2009, respectively, based on higher revenue. Commercial services gross profit was $40.9 million for the six-months ended June 30, 2010 compared to $21.9 million for the same period in 2009. Commercial services gross profit for the three- and six-months ended June 30, 2010 was approximately 70% and 87% higher than the three- and six-months ended June 30, 2009, primarily due to the contributions of the LocationLogic and NIM acquisitions. The inclusion of this subscriber application revenue in the 2010 mix brought the gross profit as a percentage of revenue from 59% to 51% in the three-months ended June 30, 2010 and from 57% to 51% in the six-months ended June 30, 2010.

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

Commercial systems revenue for the three- and six-months ended June 30, 2010 was 46% and 24%, respectively, lower than in the comparable periods of 2009, due mainly to lower revenue from high-margin messaging systems, which was partly offset by increased revenue from location-based infrastructure systems.

The direct cost of our commercial systems consists primarily of compensation and benefits, purchased equipment, third-party hardware and software, travel expenses, consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. During the three- and six-months ended June 30, 2010, direct costs of systems included $2.3 million and $4.6 million, respectively, of amortization of software development costs. In the three- and six-months ended June 30, 2009, the composition of the direct cost of our systems was about the same except for $0.8 million and $1.3 million, respectively, of amortization of software development costs. The increase of 46% and 60% in the direct costs of systems in the three- and six-months ended June 30, 2010, respectively, compared to the same periods in 2009, reflects an increase in labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for location-based systems.

Our commercial systems gross profit was $3.2 million and $8.4 million in the three- and six-months ended June 30, 2010, respectively, versus $10.0 million and $15.9 in the comparable periods of 2009. Commercial systems gross profit decreased approximately 68% and 47% for the three- and six-months ended June 30, 2010 compared to the same periods in 2009, down due to less higher-margin license software capacity sales offset partially by higher location systems revenue.

Government Segment:

	Three Months				Six Months
	Ended June 30,		2010 vs. 2009		Ended June 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%

Services revenue	$22.1	$13.9	$8.2	59%	$42.7	$26.7	$16.0	60%
Systems revenue	22.6	20.1	2.5	12%	45.0	52.2	(7.2)	(14)%

Government segment revenue	44.7	34.0	10.7	31%	87.7	78.9	8.8	11%

Direct cost of services revenue	15.4	10.4	5.0	48%	30.5	20.6	9.9	48%
Direct cost of systems revenue	20.2	15.8	4.4	28%	39.7	40.8	(1.1)	(3)%

Government segment cost of revenue	35.6	26.2	9.4	36%	70.2	61.4	8.8	14%

Services gross profit	6.7	3.5	3.2	91%	12.2	6.1	6.1	100%
% of revenue	30%	25%			29%	23%
Systems gross profit	2.4	4.3	(1.9)	(44)%	5.3	11.4	(6.1)	(54)%

% of revenue	11%	21%			12%	22%
Government segment gross profit	9.1	7.8	1.3	17%	17.5	17.5	—	—

% of revenue	20%	23%			20%	22%

[1]	See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue primarily consists of professional communications engineering and field support, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite including resale of satellite airtime. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods. Government services revenue increased $8.2 million or 59% and $16.0 million or 60% for the three- and six-months ended June 30, 2010 compared to the three- and six-months ended June 30, 2009, respectively, as a result of revenue contributions from customer relationships associated with the Solvern and Sidereal operations added to our business during the fourth quarter of 2009, as well as new and expanded-scope contracts for professional services, satellite airtime services using our teleport facilities, and maintenance and field support. Direct cost of government services revenue consists of compensation, benefits and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs increased as a result of the increased volume of services.

Our gross profit from government services increased to $6.7 million and $12.2 in the three- and six-months ended June 30, 2010, respectively, up from $3.5 million and $6.1 million in the three- and six-months ended June 30, 2009, as a result of a higher volume of services, including business arising from the acquisitions of Sidereal and Solvern in November 2009. Government services gross profit was 30% and 25% of revenue for the three-months ended June 30, 2010 and 2009, respectively. Government services gross profit was 29% compared to 23% of revenue for the six-months ended June 30, 2010 and 2009, respectively, reflecting a more favorable mix of contracts.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable satellite-based and line-of-sight communications systems, and integration of those systems into customer networks. These are largely variations on our SwiftLink® products, which are lightweight, secure, deployable communications systems, sold mainly to units of the U.S. Department of Defense, and other federal agencies.

Government systems sales were $22.6 million and $45.0 million in the three- and six-months ended June, 30 2010, compared to $20.1 million and $52.2 for the three- and six-months ended June 30, 2009. The fluctuations in the periods reported reflect changes in sales volume of our SwiftLink® and deployable communication systems due to the timing of government project funding.

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

Our government systems gross profit was $2.4 million or 11% of revenue in the three-months ended June 30, 2010, down from $4.3 million or 21% of revenue in the comparable period of 2009, due mainly to an increase of lower margin equipment pass-through sales. Our government systems gross profit was $5.3 million or 12% of revenue in the six-months ended June 30, 2010, down from $11.4 million or 22% of revenue in the six-months ended June 30, 2009, due mainly to an increase in lower margin equipment pass-through sales and lower sales volume of our SwiftLink® product line.

Revenue Backlog

As of June 30, 2010 and 2009, we had unfilled orders or backlog as follows:

($ in millions)	2010	2009	$	%

Commercial Segment	$261.0	$102.4	$158.6	155%
Government Segment	82.4	62.8	19.6	31%

Total funded contract backlog	$343.4	$165.2	$178.2	108%

Commercial Segment	$261.0	$102.4	$158.6	155%
Government Segment	350.5	303.8	46.7	15%

Total backlog of orders and commitments, including customer options	$611.5	$406.2	$205.3	51%

Expected to be realized within next 12 months	$201.7	$124.2	$77.5	62%

Funded contract backlog on June 30, 2010 was $343.4 million, of which the Company expects to recognize $201.7 million in the next twelve months. Total backlog was $611.5 million at the end of the first half of 2010. Funded contract backlog represents contracts for which fiscal year funding has been appropriated by our customers (mainly federal agencies), and for our hosted services is computed by multiplying the most recent month’s recurring revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables for which budgetary funding may not yet have been approved. Company backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months				Six Months
	Ended				Ended
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%

Research and development expense	$6.6	$4.9	$1.7	35%	$15.1	$9.8	$5.3	54%
% of total revenue	7%	7%			8%	7%

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

The expenses we incur relate mainly to software applications which are being marketed to new and existing customers on a global basis. Throughout the three- and six-months ended June 30, 2010 and 2009, research and development was primarily focused on wireless location-based subscriber and carrier applications, including navigation, people-locator, cellular E9-1-1 and Voice over IP E9-1-1, enhancements to our hosted LBS platform for carrier infrastructure, and enhancements to our text messaging deliverables.

For the three- and six-months ended June 30, 2010, we capitalized $1.4 million and $2.2 million, respectively, of research and development costs for certain software projects in accordance with the above policy versus $0.5 million and $0.6 for the comparable periods in 2009. These costs will be amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, not longer than three years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

Research and development expenses increased 35% and 54% for the three- and six-months ended June 30, 2010 versus the comparable period of 2009 primarily as a result of expenditures to improve location based application software for customers of the acquired NIM and LocationLogic businesses.

Sales and marketing expense:

	Three Months				Six Months
	Ended				Ended
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%

Sales and marketing expense	$6.0	$4.2	$1.8	43%	$11.9	$8.2	$3.7	45%
% of total revenue	6%	6%			6%	6%

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

Sales and marketing expenses increased $1.8 million and $3.7 for the three- and six-months ended June 30, 2010 versus the comparable periods of 2009 due to increases in sales personnel, public relations fees, and variable compensation resulting mainly in support of the expansion enhanced by 2009 acquisitions.

General and administrative expense:

	Three Months				Six Months
	Ended				Ended
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%

General and administrative expense	$9.8	$8.4	$1.4	17%	$18.3	$15.3	$3.0	20%
% of total revenue	11%	13%			10%	11%

General and administrative expense consists primarily of management, finance, legal, human resources and internal information systems functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred.

The $1.4 million and $3.0 million increase in General and Administrative expense for the three- and six-months ended June 30, 2010 compared to the same periods in 2009 was due primarily to the increased costs to support the operations we acquired during 2009, as well as investments for process control enhancement and legal and professional costs associated with intellectual property.

Depreciation and amortization of property and equipment:

	Three Months				Six Months
	Ended				Ended
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%

Depreciation and amortization of property and equipment	$2.3	$1.4	$0.9	64%	$4.2	$2.9	$1.3	45%
Average gross cost of property and equipment during the period	$78.8	$57.5			$75.1	$56.2

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

In the three- and six-months ended June 30, 2010, our depreciable asset base increased primarily as a result of additions to property and equipment including purchases of about $16.8 million in the first half of 2010.

Amortization of acquired intangible assets:

	Three Months				Six Months
	Ended				Ended
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%

Amortization of acquired intangible assets	$1.2	$0.1	$1.1	1100%	$2.3	$0.2	$2.1	1050%

The amortization of acquired non-goodwill intangible assets relates to the 2009 acquisitions of wireless location-based application and infrastructure technology assets acquired from LocationLogic, NIM, and the cyber security assets acquired from Solvern, and the 2004 acquisition of Kivera digital mapping business assets. These assets are being amortized over their useful lives of between five and nineteen years. The expense recognized in the three- and six-months ended June 30, 2010 relates to customer lists, customer relationships, courseware, and patents. The expense recognized in the three- and six-months ended June 30, 2009 relates to the intangible assets, including customer lists and patents, associated with the 2004 Kivera acquisition and a proportion of the May 19, 2009 LocationLogic acquisition.

Interest expense:

	Three Months				Six Months
	Ended				Ended
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%

Interest expense incurred on bank and other notes payable	$0.9	$0.1	$0.8	800%	$1.9	$0.2	$1.7	850%
Interest expense incurred on 4.5% convertible debt financing	1.2	—	1.2	100%	2.3	—	2.3	100%
Interest expense incurred on capital lease obligations	0.2	0.1	0.1	100%	0.4	0.2	0.2	100%
Amortization of deferred financing fees	0.2	0.1	0.1	100%	0.4	0.1	0.3	300%

Total interest and financing expense	$2.5	$0.3	$2.2	733%	$5.0	$0.5	$4.5	900%

Interest expense is incurred under bank and other notes payable, convertible debt financing, and capital lease obligations. Financing expense reflects amortization of deferred up-front financing expenditures at the time of contracting for financing arrangements, which are being amortized over the term of the note or the life of the facility.

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

Interest on the bank term loan is at the bank’s prime rate plus 0.5% per annum with a minimum rate of 4%. Interest on our capital leases is primarily at stated rates averaging about 7%.We have a commercial bank line of credit that has not been used for borrowings, and has therefore generated no interest expense, during the periods reported. Interest on our line of credit borrowing would be at the bank’s prime rate which was 3.25% per annum as of June 30, 2010 with a minimum rate of 4%. In June 2009, we entered into the Third Amended and Restated Loan and Security Agreement with our principal bank. The June 2009 agreement provided for a $30 million revolving line of credit that replaced the Company’s prior $22 million line of credit and a $20 million five year term loan that replaced the Company’s prior $10 million term loan. Further details about our bank facilities are provided under Liquidity and Capital Resources.

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

Our capital lease obligations include interest at various amounts depending on the lease arrangements. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year.

Overall our interest and financing expense was higher in the three- and six-months ended June 30, 2010 as a result of the increase in amounts financed in the fourth quarter of 2009, including the 4.5% convertible debt financing in November 2009. Interest expense on bank and other notes payable increased in the three- and six-months ended June 30, 2010 compared to the same periods in 2009 as a result of the NIM promissory notes and the December 2009 bank term loan. Interest on capital lease financing for the three- and six-months ended June 30, 2010 increased slightly for the three- and six-months ended June 30, 2009 due to additional funding for purchases of property and equipment. The higher 2010 amortization expense reflects the proration of fees to refinance our bank term loan and fees associated with the 4.5% convertible debt financing.

Other income/(expense), net:

Other income/(expense), net includes interest earned on investment accounts and foreign currency translation/transaction gain or loss, which is dependent on fluctuations in exchange rates. The other components of other income/(expense), net typically remain comparable between periods.

Income taxes:

Income tax expense was $2.8 million for the first half of 2010 against pre-tax income of $10.9 million for the first half of 2010, representing an effective tax rate of approximately 26%. The tax provision for the first half of 2010 was lower than would be normally expected as a result of a discrete adjustment to reduce the reserve against our deferred tax asset by about $1.8 million. Absent this adjustment, our effective tax rate for the first half of 2010 would have been approximately 42%. For the first six-months of 2009, we recorded a tax provision of $7.3 million, representing an effective tax rate of about 39%.

Net income:

	Three Months				Six Months
	Ended				Ended
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%

Net income	$3.1	$6.6	$(3.5)	(53)%	$8.1	$11.5	$(3.4)	(30)%

Net income decreased for the three- and six-months ended June 30, 2010 versus the comparable periods of 2009. The Company’s higher revenue and gross profit were offset by an increase in interest expense as a result of our fourth quarter 2009 financing and an increase in operating expenses and depreciation and amortization expenses, primarily as a result of our 2009 acquisitions, and other factors discussed above.

Liquidity and Capital Resources

	Six Months
	Ended
	June 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%

Net cash and cash equivalents provided by/(used in):
Income	$8.1	$11.5	$(3.4)	(30)%
Non-cash charges	18.0	6.6	11.4	173%
Deferred income tax provision	2.8	6.7	(3.9)	(58)%
Net changes in working capital including changes in other assets	22.8	(3.3)	26.1	791%

Operating activities	51.7	21.5	30.2	140%
Acquisition of LocationLogic assets	—	(15.0)	15.0	100%
Purchases of property and equipment	(16.8)	(5.2)	(11.6)	(223)%
Capital purchases funded through leases	5.7	4.6	1.1	24%

Purchases of property and equipment, excluding assets funded by leasing	(11.1)	(0.6)	(10.5)	(1750)%
Capitalized software development costs	(2.2)	(0.6)	(1.6)	(267)%
Proceeds from new borrowings	—	20.0	(20.0)	(100)%
Other financing activities	(2.8)	(5.3)	2.5	47%

Net increase in cash	$35.6	$20.0	$15.6	78%

Days revenue in accounts receivable, including unbilled receivables at quarter-end	75	92

Capital resources:  We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, as well as the capital leases to fund fixed asset purchases.

Sources and uses of cash:  The Company’s cash and cash equivalents balance was approximately $97 million at June 30, 2010, a $38 million increase from $59 million at June 30, 2009.

Operations:  Cash generated by operating activities was $51.7 million for the first half of 2010 as compared to $21.5 million for the first half of 2009. The increased in the first half of 2010 is primarily due to the receipt of $15.7 million cash payment for a 2009 patent-related gain, as well as an increase in deferred revenue due to timing of percentage of completion projects, a decrease in accounts payable relating to the timing of vendor payments, and a decrease in accrued payroll and related liabilities due to the timing of payments.

Investing activities:  Fixed asset additions, excluding assets funded by leasing, were approximately $11.1 million and $0.6 million, for the six-months ended June 30, 2010 and 2009, respectively. Also, investments were made in development of carrier software for resale which had reached the stage of development calling for capitalization, in the amounts approximately $2.2 million and $0.6 million for the six-months ended June 30, 2010 and 2009, respectively. On May 19, 2009, the company completed the transaction to purchase the LocationLogic business for seller proceeds of $25 million consisting of $15 million in cash and approximately 1.4 million of Company shares valued at $10 million.

Financing activities:  Financing activities during the six-months ended June 30, 2010 were limited to scheduled term debt service payments and capital leasing. Fixed assets acquired under capital leases were valued at $5.7 million and $4.6 million during the six-months ended June 30, 2010 and 2009, respectively.

Capital Resources:  We have a $35 million revolving Line of Credit with our principal bank through June 2012 with borrowing available at the bank’s prime rate which was 3.25% per annum at June 30, 2010. Borrowings at any time are limited to an amount based principally on accounts receivable levels and working capital ratio, each as defined in the Line of Credit agreement. The Line of Credit available is also reduced by the amount of cash management services sublimit, which was $1.5 million June 30, 2010. As of June 30, 2010, we had no borrowings outstanding under our bank Line of Credit and had approximately $33.5 million of unused borrowing availability under the line.

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

On November 16, 2009, the Company issued 4.5% Convertible Senior Notes to fund corporate initiatives which included the acquisition of NIM. Holders may convert the Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate will initially be 96.637 shares of our Class A common stock per $1,000 principal amount of the Notes, equivalent to an initial conversion price of approximately $10.348 per share of Class A common stock. At the time of this transaction, while this represented an approximately 30% conversion premium over the closing price of the Company’s Class A common stock on November 10, 2009 of $7.96 per share, the effect of the convertible note hedge and warrant transactions, described below increased the effective conversion premium of the Notes to 60% above the November 10th closing price, to $12.74 per share.

In connection with the sale of the Notes, the Company entered into convertible note hedge transactions with respect to the Class A common stock with certain counterparties. The convertible note hedge transactions cover, subject to adjustments, 10,001,303 shares of Class A common stock. Also, in connection with the sale of the Notes, the Company entered into separate warrant transactions with certain counterparties the Warrant Dealers. The Company sold to the Warrant Dealers, warrants to purchase in the aggregate 10,001,303 shares of Class A common stock, subject to adjustments, at an exercise price of $12.736 per share of Class A common stock. The Company offered and sold the warrants to the Warrant Dealers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The Company used a portion of the gross proceeds of the offering to pay the Company’s cost of the convertible note hedge transactions. The convertible note hedge and the warrant transactions are separate transactions; each entered into by the Company with the counterparties, is not part of the terms of the Notes and will not affect the holders’ rights under the Notes.

On December 15, 2009, we issued $40 million in promissory notes as part of the consideration paid for the acquisition of NIM. The promissory notes bear simple interest at 6% and are due in three installments: $30 million on the 12 month anniversary of the closing, $5 million on the 18 month anniversary of the closing, and $5 million on the 24 month anniversary of the closing, subject to escrow adjustments. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS’s subsidiaries.

On December 31, 2009, we refinanced facilities under our bank Loan Agreement. A $40 million five-year Term Loan replaced the Company’s $20 million prior term loan with the bank. The Company drew $30 million of the funds available. The remaining $10 million is available to draw no later than September 2010. The Term Loan maturity date is June 2014.

Under the Loan Agreement, the Company is obligated to repay all advances or credit extensions made pursuant to the Loan Agreement. The Loan Agreement is secured by substantially all of the Company’s tangible and intangible assets as collateral, except that the collateral does not include any of the Company’s intellectual property. The principal amount outstanding under the Term Loan accrues interest at the greater of (i) 4% per annum, or (ii) a floating per annum rate equal to one-half of one percentage point (0.5%) above the Interest Rate (3.25% at June 30, 2010). The principal amount outstanding under the Term Loan is payable in sixty (60) equal installments of principal beginning on January 29, 2010 and interest is payable on a monthly basis ($0.6 million plus interest per month). As of June 30, 2010, the amount outstanding under the Term Loan was $27 million. Funds from the increase in the amount of the Term Loan were used primarily to retire the June 2009 term loan. In June of 2009, we refinanced the unamortized balance under our June 2007 $10 million five-year note payable loan with a $20 million five-year note.

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

As of June 30, 2010, we were in compliance with the covenants related to the Loan Agreement and we believe that we will continue to comply with these covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

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

Contractual Commitments

As of June 30, 2010, our most significant commitments consisted of purchase obligations, term debt, obligations under capital leases and non-cancelable operating leases. Other long-term debt consists of contingent consideration included as part of the purchase price allocation of certain acquisitions. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of June 30, 2010 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total

Term loan	$7.7	$14.5	$6.8	$—	$29.0
4.5% Convertible debt interest obligation	4.7	9.4	6.9	—	21.0
Promissory notes payable	37.7	5.3	—	—	43.0
Other long-term debt	3.0	3.4	—	—	6.4
Capital lease obligations	5.1	8.2	1.7	—	15.0
Operating leases	4.9	9.1	3.1	1.7	18.8
Purchase obligations	4.7	3.1	—	—	7.8

Total contractual commitments	$67.8	$53.0	$18.5	$1.7	$141.0

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2010 Annual Report on Form 10-K.

Foreign Currency Risk

For the three- and six months ended June 30, 2010, we generated $3.2 million and $6.3 million, respectively, of revenue outside the U.S, mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of June 30, 2010, we had approximately $1.6 million of billed accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During the six-months ended June 30, 2010, our average receivables subject to foreign currency exchange risk was $1.4 million and our average deferred revenue balances subject to foreign currency exchange risk was $0.9 million. We had an average balance of $0.2 million of unbilled receivables denominated in foreign currency during the six-months ended June 30, 2010. We recorded immaterial transaction gains or losses on foreign currency denominated receivables and deferred revenue for the six-months ended June 30, 2010.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2010.

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

Item 1A.	Risk Factors

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

(a) None

(b) None.

Item 6.	Exhibits

Exhibit
Numbers	Description

31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
31.2	Certification of CFO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of August 2010.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ Maurice B. Tosé
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé August 5, 2010	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. August 5, 2010	Senior Vice President and Chief Financial Officer (Principal Financial Officer)