Form 10-Q
period 2010-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2010-11-08
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2010
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

Shares outstanding
as of October 31,
Title of Each Class	2010
Class A Common Stock, par value $0.01 per share	47,180,810
Class B Common Stock, par value $0.01 per share	6,016,334

Total Common Stock Outstanding	53,197,144

INDEX
TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.
Consolidated Statements of Income
(amounts in thousands, except per share data)
(Unaudited)

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Services	$66,195	$39,300	$189,468	$104,518
Systems	36,754	32,309	97,060	104,728

Total revenue	102,949	71,609	286,528	209,246
Direct costs of revenue
Direct cost of services revenue	38,977	21,245	109,195	58,434
Direct cost of systems revenue, including amortization of software development costs of $2,327, $781, $6,934 and $2,103, respectively	27,233	22,153	73,857	67,307

Total direct cost of revenue	66,210	43,398	183,052	125,741
Services gross profit	27,218	18,055	80,273	46,084
Systems gross profit	9,521	10,156	23,203	37,421

Total gross profit	36,739	28,211	103,476	83,505
Operating costs and expenses
Research and development expense	7,523	5,823	22,612	15,612
Sales and marketing expense	5,988	3,579	17,934	11,742
General and administrative expense	10,060	7,665	28,324	22,955
Depreciation and amortization of property and equipment	2,572	1,571	6,805	4,459
Amortization of acquired intangible assets	1,161	222	3,504	381

Total operating costs and expenses	27,304	18,860	79,179	55,149

Income from operations	9,435	9,351	24,297	28,356
Interest expense	(2,299)	(371)	(6,888)	(784)
Amortization of debt discount and debt issuance expenses	(187)	(16)	(563)	(74)
Other income, net	996	43	1,981	327

Income before income taxes	7,945	9,007	18,827	27,825
Provision for income taxes	(3,623)	(3,596)	(6,400)	(10,941)

Net income	$4,322	$5,411	$12,427	$16,884

Net income per share-basic	$0.08	$0.11	$0.23	$0.36

Net income per share-diluted	$0.08	$0.10	$0.22	$0.33

Weighted average shares outstanding-basic	53,127	48,233	52,902	46,865

Weighted average shares outstanding- diluted	64,573	52,862	66,068	51,804

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,176	$61,426
Marketable securities	30,641	—
Accounts receivable, net of allowance of $427 in 2010 and $389 in 2009	62,479	65,476
Unbilled receivables	28,156	23,783
Inventory	8,612	9,331
Deferred income taxes	6,992	9,507
Receivable from settlement of patent matter	—	15,700
Income tax refund receivable	—	5,438
Other current assets	6,090	8,945

Total current assets	225,146	199,606
Property and equipment, net of accumulated depreciation and amortization of $53,743 in 2010 and $46,960 in 2009	36,330	20,734
Software development costs, net of accumulated amortization of $16,875 in 2010 and $9,941 in 2009	40,086	45,384
Acquired intangible assets, net of accumulated amortization of $5,030 in 2010 and $1,526 in 2009	29,424	33,975
Goodwill	168,212	164,350
Other assets	8,120	8,176

Total assets	$507,318	$472,225

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$51,064	$52,999
Accrued payroll and related liabilities	14,550	19,265
Deferred revenue	22,853	9,938
Current portion of capital lease obligations and notes payable	49,185	39,731

Total current liabilities	137,652	121,933

Capital lease obligations and notes payable, less current portion	143,707	143,316
Deferred income taxes	14,075	15,435
Other long-term liability	3,374	5,755
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares - 225,000,000; issued and outstanding shares of 47,156,997 in 2010 and 46,157,025 in 2009	472	462
Class B Common Stock; $0.01 par value:
Authorized shares - 75,000,000; issued and outstanding shares of 6,016,334 in 2010 and 6,276,334 in 2009	60	63
Additional paid-in capital	293,966	283,733
Accumulated other comprehensive income	69	12
Accumulated deficit	(86,057)	(98,484)

Total stockholders’ equity	208,510	185,786

Total liabilities and stockholders’ equity	$507,318	$472,225

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income	Deficit	Total
Balance at January 1, 2010	$462	$63	$283,733	$12	$(98,484)	$185,786
Options exercised for the purchase of 554,108 shares of Class A Common Stock	5	—	1,903	—	—	1,908
Issuance of 185,764 shares of Class A Common Stock under Employee Stock Purchase Plan	2	—	895	—	—	897
Conversion of 260,000 shares of Class B Common Stock to Class A Common Stock	3	(3)	—	—	—	—
Issuance of shares of 15,107 Restricted Class A Common Stock	—	—	17	—	—	17
Stock-based compensation expense	—	—	7,418	—	—	7,418
Net unrealized gain on marketable securities	—	—	—	56	—	56
Foreign currency translation adjustment	—	—	—	1	—	1
Net income for the nine-months ended September 30, 2010	—	—	—	—	12,427	12,427

Balance at September 30, 2010	$472	$60	$293,966	$69	$(86,057)	$208,510

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net Income	$12,427	$16,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,805	4,459
Amortization of acquired intangible assets	3,504	381
Amortization of software development costs	6,934	2,103
Deferred tax provision	6,400	9,987
Stock-based compensation expense	7,418	3,546
Impairment of capitalized software	—	763
Amortization of debt discount and debt issuance expenses	563	74
Impairment of marketable securities	225	15
Amortization of discount on marketable securities	121	—
Other non-cash adjustments	87	37
Changes in operating assets and liabilities:
Accounts receivable, net	2,853	19,390
Unbilled receivables	(4,577)	117
Inventory	719	(6,164)
Other current assets	21,962	54
Other assets	(169)	(2,739)
Accounts payable and accrued expenses	(4,589)	(7,849)
Accrued payroll and related liabilities	(5,601)	(4,844)
Other liabilities	(2,816)	—
Deferred revenue	12,915	5,334

Subtotal — Changes in operating assets and liabilities	20,697	3,299

Net cash provided by operating activities	65,181	41,548
Investing activities:
Purchases of marketable securities	(30,706)	—
Acquisitions, net of cash acquired	—	(15,000)
Purchases of property and equipment	(14,541)	(937)
Capitalized software development costs	(3,973)	(823)

Net cash used in investing activities	(49,220)	(16,760)
Financing activities:
Proceeds from issuance of long-term debt	10,000	20,000
Payments on long-term debt and capital lease obligations	(8,015)	(10,224)
Proceeds from exercise of warrants	—	1,680
Proceeds from exercise of employee stock options and sale of stock	2,805	4,075

Net cash provided by financing activities	4,790	15,531

Net increase in cash	20,751	40,319
Cash and cash equivalents at the beginning of the period	61,425	38,977

Cash and cash equivalents at the end of the period	$82,176	$79,296

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(amounts in thousands, except per share amounts)
(unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
     Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2009 Annual Report on Form 10-K. The terms “TCS”, “we”, “us” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.
     Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
     Marketable Securities. The Company’s marketable securities are classified as available-for-sale. The Company’s primary objectives when investing are to preserve principal, maintain liquidity, and obtain higher yield. The Company’s intent is not specifically to invest and hold securities with longer term maturities. The Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s operating needs within the next twelve months. The securities are carried at fair market value based on quoted market price with net unrealized gains and losses in stockholders’ equity as a component of accumulated other comprehensive income. If the Company determines that a decline in fair value of the marketable securities is other than temporary, a realized loss would be recognized in earnings. Gains or losses on securities sold are based on the specific identification method and are recognized in earnings, see Note 7.
     Goodwill. Goodwill represents the excess of cost over the fair value of assets of acquired businesses. Goodwill is not amortized, but instead is evaluated annually for impairment using a discounted cash flow model and other measurements of fair value such as market comparable transactions, etc. The authoritative guidance for the goodwill impairment model includes a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. In the second step, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, represents the amount of goodwill impairment.
     The Company assesses goodwill for impairment in the fourth quarter of each fiscal year, or sooner should there be an indicator of impairment. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others. As of September 30, 2010, the Company has not identified any indicators of impairment with respect to its goodwill.
     Other Comprehensive Income/(Loss). Comprehensive income/(loss) includes changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income/loss refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from net income. For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments for our foreign subsidiary are included as a component of accumulated other comprehensive income in stockholders’ equity. Also included are any unrealized gains or losses on marketable securities that are classified as available-for-sale.
     Deferred Compensation Plan. During 2009, the Company adopted a non-qualified deferred compensation arrangement to fund certain supplemental executive retirement and deferred income plans. Under the terms of the arrangement, the participants may elect to defer the receipt of a portion of their compensation and each participant directs the manner in which their investments are deemed invested. The funds are held by the Company in a rabbi trust which include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market. Funds of $1.1 million are included in Other assets and funds of $1.0 million are included in Other long-term liability on the Consolidated Balance Sheet. Company contributions were made to the plan in 2009, but not in 2010.
     Stock-Based Compensation. We have two stock-based employee compensation plans: our Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) and our Second Amended and Restated Employee Stock Purchase Plan (the “ESPP”). In the past, we have issued restricted stock to directors and certain executives. We record compensation expense for all stock-based compensation plans using the fair value method prescribed by Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 718-10. Our stock-based compensation expense has been allocated to direct cost of revenue, research and development expense, sales and marketing expense, and general and administrative expense as detailed in Note 3.
     Earnings per share. Basic income per common share is based upon the average number of shares of common stock outstanding during the period. Stock options to purchase approximately 11.1 million shares for the three-months ended September 30, 2010 and 7.8 million shares for the nine-months ended September 30, 2010, and approximately 2.1 million shares for both the three- and nine-months ended September 30, 2009 were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income, basic	$4,322	$5,411	$12,427	$16,884
Adjustment for assumed dilution:
Interest on convertible debt, net of taxes	757	—	2,237	—

Net income, diluted	$5,079	$5,411	$14,664	$16,884

Denominator:
Total basic weighted-average common shares outstanding	53,127	48,233	52,902	46,865
Effect of dilutive stock options based on treasury stock method	1,444	4,629	3,164	4,939
Effect of dilutive 4.5% convertible debt, based on “if converted” method	10,002	—	10,002	—

Weighted average diluted shares	64,573	52,862	66,068	51,804

Basic earnings per common share:
Net income per share — basic	$0.08	$0.11	$0.23	$0.36

Diluted earnings per common share:
Net income per share-diluted	$0.08	$0.10	$0.22	$0.33

     Income Taxes. Income tax amounts and balances are accounted for using the asset and liability method of accounting for income taxes as prescribed by ASC 740. Under this method, deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
     The Company recognizes the benefits of tax positions in the financial statements which are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, based on our judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. At September 30, 2010, we had unrecognized tax benefits totaling approximately $1.7 million. The determination of these unrecognized amounts requires significant judgments and interpretation of complex tax laws. Different judgments or interpretations could result in material changes to the amount of unrecognized tax benefits.
     Recent Accounting Pronouncements.
     In October 2009, the FASB issued Accounting Standards Update (“ASU”) ASU 2009-14 to ASC topic 985, “Certain Revenue Arrangements That Include Software Elements.” that removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 will be applied prospectively for new or materially modified arrangements in fiscal years beginning after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.
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
     In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements”. This update requires additional disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Topic 820, Fair Value Measurements and Disclosures. We implemented the new disclosures and clarifications of existing disclosure requirements under ASU 2010-06 effective with the first quarter of 2010, except for certain disclosure requirements regarding activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010.
     In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which is included in the FASB ASC Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.
2. Acquisitions
     During 2009 the Company acquired four businesses. These acquisitions were accounted for using the acquisition method; accordingly, their total estimated purchase prices were allocated to the net tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of the effective dates of the acquisitions. The allocations of purchase price were based upon management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, and such estimates and assumptions are subject to change as the Company finalizes the allocation for each of the acquisitions.
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
     The following table summarizes the final purchase price allocation of the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Assets:
Accounts receivable, net	$145
Unbilled accounts receivable	1,081
Other current assets	205
Property and equipment	865
Acquired technology and software development costs	3,703
Acquired intangible assets	8,720
Goodwill	12,206

Total assets	26,925
Liabilities:
Accounts payable and accrued expenses	1,273
Accrued payroll and related liabilities	325

Total liabilities	1,598

Fair value of net assets acquired	$25,327

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

     The total estimated purchase price for the three acquisitions described above was $70 million. Approximately $49 million was preliminarily allocated to goodwill, approximately $0.1 million for other current and long-term assets net of liabilities, and $21 million to acquired definite-lived intangible assets, consisting of the value assigned to customer relationships of $3.7 million for LocationLogic, $7.3 million for Solvern and $2.0 million for Sidereal and developed technology of $8.7 million classified as capitalized software development costs for LocationLogic.
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
     Of the total estimated NIM purchase price of $170 million, approximately $113.9 million was preliminarily allocated to goodwill and $54.5 million to acquired definite-lived intangible assets, consisting of the value assigned to NIM’s customer relationships of $20.1 million, and developed technology of $34.4 million classified as capitalized software development costs and approximately $1.6 million for other current and long-term assets, net of liabilities.
     In May 2010, we made final adjustments to the preliminary purchase price allocations for LocationLogic, detailed above. During the nine months ended September 30, 2010, we also made adjustments to goodwill relating to the preliminary purchase price allocations for the other three 2009 acquisitions for $3.5 million. These adjustments were recorded as a result information not initially available and primarily related to 2009 deferred tax asset adjustments and indemnification costs relating to pre-acquisition third-party intellectual claims. Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. The measurement period is not to exceed 12 months from the acquisition dates.
     The unaudited pro forma financial information for the three and nine-months ended September 30, 2009 in the table below summarizes the consolidated results of operations for TCS and NIM (which was assessed as a significant and material acquisition for purposes of unaudited pro forma financial information disclosure), as though NIM was acquired at the beginning of 2009.
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

	Three Months	Nine Months
	ended	ended
	September 30,	September 30,
Pro forma information	2009	2009
Revenue	$93,988	$267,354
Net income	$8,575	$22,186

Basic earnings per share	$0.17	$0.45
Diluted earnings per share	$0.15	$0.40
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
     We also recognize non-cash stock-based compensation expense for restricted stock issued to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. We had 53 shares and 30 shares of restricted stock outstanding, respectively, as of September 30, 2010 and September 30, 2009. We expect to record future stock-based compensation expense of $163 as a result of the restricted stock grants outstanding as of September 30, 2010 that will be recognized over the remaining vesting period in 2010 and 2011.
     The material components of our stock-based compensation expense are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock-based compensation:
Stock options granted at fair value	$1,942	$1,290	$7,083	$3,364
Restricted stock	54	52	176	117
Employee stock purchase plan	51	21	159	65

Total stock-based compensation expense	$2,047	$1,363	$7,418	$3,546

     Stock-based compensation is included in our operations in the accompanying Consolidated Statements of Income as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock-based compensation:
Direct cost of revenue	$1,287	$878	$4,665	$2,284
Research and development expense	534	317	1,936	826
Sales and marketing expense	125	110	451	286
General and administrative expense	101	58	366	150

Total stock-based compensation included in operating expenses	$2,047	$1,363	$7,418	$3,546

     A summary of our stock option activity and related information for the nine-months ended September 30, 2010 is as follows:

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price
Outstanding, beginning of year	14,612	$5.32
Granted	2,557	$7.05
Exercised	(554)	$3.47
Expired	(185)	$6.10
Forfeited	(920)	$8.04

Outstanding, at September 30, 2010	15,510	$5.50

Exercisable, at September 30, 2010	8,320	$4.05

Vested and expected to vest at September 30, 2010	14,409	$5.35

Weighted-average remaining contractual life of options outstanding at September 30, 2010	6.6 years

	Nine Months
	September 30,
	2010	2009
Estimated weighted-average grant-date fair value of options granted during the period	$3.88	$4.56

Total fair value of options vested during the period	$11,212	$4,131

Intrinsic value of options exercised during the period	$2,316	$4,889

     Exercise prices for options outstanding at September 30, 2010 ranged from $1.07 to $9.86 as follows (all share amounts in thousands):

						Weighted-Average
			Weighted-Average			Remaining
		Weighted-Average	Remaining		Weighted-Average	Contractual Life
		Exercise Prices	Contractual Life	Options	Exercise Prices	of Options
	Options	of Options	of Options	Vested and	of Options Vested	Vested and
Exercise Prices	Outstanding	Outstanding	Outstanding (years)	Exercisable	and Exercisable	Exercisable (years)
$1.07 – $1.84	78	$1.70	2.30	78	$1.70	2.30
$1.92 – $2.99	2,372	$2.47	5.05	2,224	$2.47	5.02
$3.05 – $4.68	5,628	$3.41	5.85	3,830	$3.34	4.77
$4.83 – $7.45	2,201	$6.74	4.53	1,784	$6.73	3.62
$7.95 – $9.86	5,231	$8.66	9.01	404	$8.17	8.05

	15,510			8,320

     As of September 30, 2010, the aggregate intrinsic value of options outstanding was $6,486 and the aggregate intrinsic value of options vested and exercisable was $5,564. As of September 30, 2010, we estimate that we will recognize $19,700 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3.5 years, of which we estimate $2,900 will be recognized during the remainder of 2010.
     In using the Black-Scholes model to calculate the fair value of our stock options, our assumptions were as follows:

	Nine Months Ended September 30,
	2010	2009
Expected life (in years)	5.5	5.5
Risk-free interest rate(%)	1.9%-2.8%	1.65%-2.61%
Volatility(%)	59%-60%	63%-64%
Dividend yield(%)	0%	0%
4. Supplemental Disclosure of Cash Flow Information
     Property and equipment acquired under capital leases totaled $2,153 and $7,859 during the three- and nine-months ended September 30, 2010, respectively. We acquired $913 and $5,492 of property under capital leases during the three- and nine-months ended September 30, 2009, respectively.
     Interest paid totaled $598 and $3,204 during the three- and nine-months ended September 30, 2010, respectively. We paid $371 and $784 in interest for the three- and nine-months ended September 30, 2009, respectively.
     Income taxes paid totaled $806 and $2,978 during the three- and nine-months ended September 30, 2010 and were $221 and $1,100 for the three- and nine-months ended September 30, 2009, respectively.
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
Level 3: Observable inputs that reflect the reporting entity’s own assumptions.

     Our population of assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follow:

	Fair Value	Fair Value Measurements at
	as of	9/30/2010
	9/30/2010	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$82,176	$82,176	$—	$—
Marketable securities	30,641	30,641	—	—
Deferred compensation plan investments	1,143	1,143	—	—

Assets at Fair Value	$113,960	$113,960	$—	$—

Liabilities
Deferred compensation	$989	$989	$—	$—
Contractual acquisition earnouts	5,680	—	—	5,680

Liabilities at Fair Value	$6,669	$989	$—	$5,680

     The Company holds marketable securities that are investment grade and are classified as available-for-sale. The securities include corporate bonds, commercial paper, mortgage and asset backed securities that are carried at fair market value based on quoted market price, see Note 7. The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. The funds held are all managed by a third party, and include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market. The related deferred compensation liabilities are valued based on the underlying investment selections held in each participant’s account. The contractual acquisition earnouts were part of the consideration paid for certain 2009 acquisitions and were initially valued at the acquisition date at $7,753. The fair value of the earnouts is based on probability-weighted payouts under different scenarios, discounted using a discount rate commensurate with the risk.
     The following table provides a summary of the changes in the Company’s contractual acquisition earnouts measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three-months ended September 30, 2010:

Fair Value
Measurements
Using Significant
Unobservable
Inputs (level 3)
Balance at January 1, 2010	$7,753
Fair value adjustment recognized in earnings	(2,073)

Balance at September 30, 2010	$5,680

     The Company’s long-term debt consists of borrowings under a commercial bank term loan agreement, 4.5% convertible senior notes, and promissory notes payable to sellers of Networks in Motion, Inc., see Note 12. The long-term debt is currently reported at the borrowed amount outstanding and the fair value of the Company’s long-term debt approximates its carrying amount.
     The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired. In the first nine-months ending September 30, 2010, there were no required fair value measurements for assets and liabilities measured at fair value on a non-recurring basis.
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
     The following table sets forth results for our reportable segments for the three- and nine-months ended September 30, 2010 and 2009, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Three Months Ended September 30,
	2010			2009
	Comm.	Gvmt.	Total	Comm.	Gvmt.	Total
Revenue
Services	$42,990	$23,205	$66,195	$23,619	$15,681	$39,300
Systems	11,615	25,139	36,754	9,512	22,797	32,309

Total revenue	54,605	48,344	102,949	33,131	38,478	71,609

Direct costs of revenue
Direct cost of services	22,872	16,105	38,977	8,770	12,475	21,245
Direct cost of systems	3,685	23,548	27,233	2,543	19,610	22,153

Total direct costs	26,557	39,653	66,210	11,313	32,085	43,398

Gross profit
Services gross profit	20,118	7,100	27,218	14,849	3,206	18,055
Systems gross profit	7,930	1,591	9,521	6,969	3,187	10,156

Total gross profit	$28,048	$8,691	$36,739	$21,818	$6,393	$28,211

	Nine Months Ended September 30,
	2010			2009
	Comm.	Gvmt.	Total	Comm.	Gvmt.	Total
Revenue
Services	$123,591	$65,877	$189,468	$62,074	$42,444	$104,518
Systems	26,930	70,130	97,060	29,706	75,022	104,728

Total revenue	150,521	136,007	268,528	91,780	117,466	209,246

Direct costs of revenue
Direct cost of services	62,606	46,589	109,195	25,337	33,097	58,434
Direct cost of systems	10,574	63,283	73,857	6,874	60,433	67,307

Total direct costs	73,180	109,872	183,052	32,211	93,530	125,741

Gross profit
Services gross profit	60,985	19,288	80,273	36,737	9,347	48,084
Systems gross profit	16,356	6,847	23,203	22,832	14,589	37,421

Total gross profit	$77,341	$26,135	$103,476	$59,569	$23,936	$83,505

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total segment gross profit	$36,739	$28,211	$103,476	$83,505
Research and development expense	(7,523)	(5,823)	(22,612)	(15,612)
Sales and marketing expense	(5,988)	(3,579)	(17,934)	(11,742)
General and administrative expense	(10,060)	(7,665)	(28,324)	(22,955)
Depreciation and amortization of property and equipment	(2,572)	(1,571)	(6,805)	(4,459)
Amortization of acquired intangible assets	(1,161)	(222)	(3,504)	(381)
Interest expense	(2,299)	(371)	(6,888)	(784)
Amortization debt discount and debt issuance expenses	(187)	(16)	(563)	(74)
Other income, net	996	43	1,981	327

Income before income taxes	7,945	9,007	18,827	27,825
Provision for income taxes	(3,623)	(3,596)	(6,400)	(10,941)

Net income	$4,322	$5,411	$12,427	$16,884

7. Marketable Securities
     The Company invests in marketable securities that are investment grade and are classified as available-for-sale. The Company’s primary objectives when investing are to preserve principal, maintain liquidity, and obtain higher yield. The Company’s intent is not specifically to invest and hold securities with longer term maturities. The Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s operating needs within the next twelve months. The securities are carried at fair market value based on quoted market price with net unrealized gains and losses in stockholders’ equity as a component of accumulated other comprehensive income. The Company did not hold any marketable securities as at December 31, 2009.

     If the Company determines that a decline in fair value of the marketable securities is other than temporary, a realized loss would be recognized in earnings. Gains or losses on securities sold are based on the specific identification method and are recognized in earnings.
     The following is a summary of available-for-sale investments, at fair value:

	Adjusted Cost	Gross Unrealized	Gross Unrealized	Estimated
	Basis	Gains	Losses	Fair Value
Corporate bonds	$22,109	$77	$7	$22,179
Mortgage-backed and asset-backed securities	5,224	2	17	5,209
Agency bonds	2,003	1	—	2,004
Commercial paper	1,249	—	—	1,249

Total marketable securities	$30,585	$80	$24	$30,641

     The following table summarizes the amortized cost and estimated fair value of available-for-sale investments by contractual maturity at September 30, 2010.

	Cost	Fair Value
Due within 1 year or less	$7,053	$7,058
Due within 1-2 years	8,042	8,057
Due within 2-3 years	15,490	15,526

	$30,585	$30,641

8. Inventory
     Inventory consisted of the following:

	Sept. 30,	Dec. 31,
	2010	2009
Component parts	$3,436	$5,658
Finished goods	5,176	3,673

Total inventory at period end	$8,612	$9,331

9. Acquired Intangible Assets and Capitalized Software Development Costs
     Our acquired intangible assets and capitalized software development costs of our continuing operations consisted of the following:

	September 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Acquired intangible assets:
Customer lists and other	$12,951	$2,484	$10,467	$13,735	$1,151	$12,584
Customer relationships	20,138	2,148	17,990	20,402	113	20,289
Trademarks and patents	1,364	398	966	1,364	262	1,102
Software development costs, including acquired technology	56,960	16,874	40,086	55,325	9,941	45,384

Total acquired intangible assets and software dev. costs	$91,413	$21,904	$69,509	$90,826	$11,467	$79,359

Estimated future amortization expense:
Three Months ending December 31, 2010	$3,507
Year ending December 31, 2011	13,914
Year ending December 31, 2012	13,750
Year ending December 31, 2013	13,699
Year ending December 31, 2014	11,997
Thereafter	12,642

$69,509

     For the three- and nine-months ended September 30, 2010, we capitalized $1,801 and $3,973, respectively, of software development costs of continuing operations for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized and are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. We believe that these capitalized costs will be recoverable from future cash flows generated by these products. For the three- and nine-months ended September 30, 2009 we capitalized $188 and $823 of software development costs.
     Preliminary gross carrying amounts have been adjusted during the nine-months ended September 30, 2010 as a result of information not initially available. Prior to the end of the measurement period for the finalized purchase price allocation, which is 12 months from the acquisition dates, if information becomes available which would indicate adjustments are required to the purchase price these adjustments will be included in the purchase price allocation retrospectively.
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
     The following tables summarize revenue and accounts receivable concentrations from our significant customers:

				% of Total
		% of Total Revenue For		Revenue For
		the Three		the Nine
		Months Ended		Months Ended
		September 30,		September 30,
Customer	Segment	2010	2009	2010	2009
Federal Agencies	Government	35%	42%	35%	42%
Customer A	Commercial	28%	24%	28%	24%

		As of September 30, 2010
		Accounts	Unbilled
Customer	Segment	Receivable	Receivables
U.S. Government	Government	21%	51%
Customer A	Commercial	38%	26%

11.	Lines of Credit
     We have maintained a line of credit arrangement with our principal bank since 2003. On December 31, 2009, we amended our June 2009 Third Amended and Restated Loan Agreement with our principal bank. The amended agreement increased the line of credit to a $35,000 revolving line of credit (the “Line of Credit,”) from the June 2009 amount of $30,000. The Line of Credit maturity date is June 25, 2012. Our potential borrowings under the Line of Credit are reduced by the amounts of cash management services sublimit which totaled $1,525 at September 30, 2010. As of September 30, 2010 and December 31, 2009, there were no borrowings on the line of credit and we had approximately $33,500 and $33,400, respectively, of unused borrowing availability under this line of credit.
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
12. Long-term Debt
     Long-term debt consisted of the following:

	Sept. 30,	Dec. 31,
	2010	2009
4.5% Convertible notes dated November 16, 2009	$103,500	$103,500
6.0% Promissory note payable to NIM sellers dated December 16, 2009	40,000	40,000
Term loan from commercial bank dated December 31, 2009	25,000	30,000
Term loan from commercial bank dated September 30, 2010	10,000	—

Total long-term debt	178,500	173,500

Less: current portion	(44,333)	(36,667)

Non-current portion of long-term debt	$134,167	$136,833

     Aggregate maturities of long-term debt (including interest) at September 30, 2010 are as follows:

2010	$37,450
2011	25,868
2012	14,848
2013	14,428
2014	112,886

Total long-term debt	$205,480

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
     On December 31, 2009, we refinanced our June 2009 commercial bank term loan agreement with a $40 million five year term loan (the “Term Loan”), with a maturity date of July 2014, that replaces the Company’s $20 million prior term loan. The Company initially drew $30 million of the term funds available on December 31, 2009 and drew the remaining $10 million available balance on September 30, 2010. The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to the rate which is 0.5% plus the greater of (i) 4% per annum, or (ii) the banks prime rate (3.25% at September 30, 2010). The principal amount outstanding under the Term Loan is payable in sixty equal installments of principal of $556 beginning on January 29, 2010 plus an additional forty five equal installments of principal of $222 beginning October 31, 2010. Interest is payable on a monthly basis. Funds from the initial $30 million draw on the Term Loan were used primarily to retire the June 2009 term loan and funds from the additional $10 million drawn in September 2010 were used for general corporate purposes.
     Our bank Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties.

The Loan Agreement also contains subjective covenants that require (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Borrowers, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of its business or property; to change its business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber its property; to pay dividends or other distributions or enter into material transactions with an affiliate. As of September 30, 2010, we were in compliance with the covenants related to the Loan Agreement and we believe that we will continue to comply with these covenants in the foreseeable future. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.
13. Capital leases
     We lease certain equipment under capital leases. Capital leases are collateralized by the leased assets. Amortization of leased assets is included in depreciation and amortization expense.
     Future minimum payments under capital lease obligations consisted of the following at September 30, 2010:

2010	$1,442
2011	5,667
2012	4,841
2013	3,248
2014	787

Total minimum lease payments	15,985
Less: amounts representing interest	(1,593)

Present value of net minimum lease payments (including current portion of $4,852)	$14,392

14. Income taxes
     Our provision for income taxes totaled $3,623 and $6,400 for the three- and nine-months ended September 30, 2010, respectively, as compared to $3,596 and $10,941 being recorded for the three- and nine-months ended September 30, 2009. The expense recorded for the nine-month period ended September 30, 2010 is comprised of current year tax expense of $8,050 recorded based on pretax income plus a discrete tax benefit of $1,650 recorded primarily related to Research & Experimentation tax credits. Excluding discrete items, the effective tax rate was approximately 46% for the three- months ended September 30, 2010 and approximately 34% for the nine-months ended September 30, 2010. The effective tax rate was approximately 39% for both the three- and nine-months ended September 30, 2009.
     The significant changes to unrecognized tax benefits during the three- and nine-months ended September 30, 2010 apply to the reduction for Research & Experimentation tax credits as a result of the Company completing an in-depth analysis during first quarter. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.
15. Commitments and Contingencies
     The Company has been notified that some customers will or may seek indemnification under its contractual arrangements with those customers for costs associated with defending lawsuits alleging infringement of certain patents through the use of our products and services and the use of our products and services in combination with the use of products and services of multiple other vendors. In some cases we have agreed to assume the defense of the case. In others, the Company will continue to negotiate with these customers in good faith because the Company believes its technology does not infringe on the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. The Company cannot currently predict the outcome of these matters and the resolutions could have a material effect on our consolidated results of operations, financial position or cash flows.
     In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. TeleCommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our Class A Common Stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate our Class A Common Stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of our Class A Common Stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act, and that the underwriters violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. On October 5, 2009, the Court approved a settlement of this and approximately 300 similar cases. On January 14, 2010, an Order and Final Judgment was entered. Various notices of appeal of the Court’s October 5, 2009 order were subsequently filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. We intend to continue to defend the lawsuit until the matter is resolved. We have purchased a Directors and Officers insurance policy which we believe should cover any potential liability that may result from these laddering class action claims, but can provide no assurance that any or all of the costs of the litigation will ultimately be covered by the insurance. No reserve has been created for this matter.
     Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and our estimates of the indemnification requests effects on our results of operations; (b) regarding our expectations with regard to the notes hedge transactions; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months and that we currently plan to settle the December 2010 debt obligation with cash; (d) as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (e) that we expect to realize approximately $178.1 million of backlog in the next twelve months, (f) that we believe that capitalized software development costs will be recoverable from future cash flows generated by these products, (g) regarding our belief that we were in compliance with our loan covenants and that we believe that we will continue to comply with these covenants, (h) regarding our expectations with regard to income tax assumptions and assumptions related to future stock-based compensation expenses, (i) regarding our expectations related to allowances for potential credit losses, (j) indicating our insurance policies should cover all of the costs of the claims in the IPO laddering class action lawsuit, and (k) regarding our objectives when investing in marketable securities.
     These forward-looking statements relate to our plans, objectives and expectations for future operations. We base these statements on our beliefs as well as assumptions made using information currently available to us. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Revenues, results of operations, and other matters are difficult to forecast and our actual financial results realized could differ materially from the statements made herein, as a result of the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (ii) conduct our business in foreign countries, (iii) adapt and integrate new technologies into our products, (iv) develop software without any errors or defects, (v) protect our intellectual property rights, (vi) implement our business strategy, (vii) realize backlog, (viii) compete with small business competitors, (ix) effectively manage our counterparty risks, (x) achieve continued revenue growth in the foreseeable future in certain of our business lines, (xi) have sufficient capital resources to fund the Company’s operations, (xii) make estimates, judgments, and assumptions underlying our accounting policies and methods, and (xiii) successfully integrate the assets and personnel obtained in our acquisitions. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.
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
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified our most critical accounting policies and estimates to be those related to the following:
-	Revenue recognition,

-	Acquired intangible assets,

-	Impairment of goodwill,

-	Stock-based compensation expense,

-	Income taxes,

-	Marketable securities,

-	Software development costs,

-	Business combinations, and

-	Legal and other contingencies.
     This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). See Note 1 to the unaudited interim consolidated financial statements included elsewhere in this Form 10-Q for a list of the standards implemented for the nine-months ended September 30, 2010.
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
•	Revenue and gross profit. We derive revenue from the sales of systems and services including recurring monthly service and subscriber fees, maintenance fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems to governmental agencies.

•	Gross profit represents revenue minus direct cost of revenue, including certain non-cash expenses. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, non-cash stock-based compensation, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of systems revenue from our Commercial Segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock-based compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations. Other important sources of our liquidity are our convertible debt agreement, financial institution loan agreement, lease financings secured for the purchase of equipment and potential borrowings under our credit lines.

•	Balance sheet. We view cash, working capital, accounts receivable balances and days revenues outstanding as important indicators of our financial health.
Results of Operations
     The comparability of our operating results in the three- and nine-month period ended September 30, 2010 to the three- and nine-month period ended September 30, 2009 is affected by our 2009 acquisitions, three of the four acquisitions occurred in the fourth quarter of 2009, so there was no impact on the revenue and costs and expense total in the first nine-months of 2009. Our acquisitions did not result in the entry into a new line of business or product category; they added products and services with substantially similar features and functionality to our incumbent business. Where variances in our results of operations for the first nine-months of 2010 compared to the first nine-months of 2009 were clearly related to the acquisitions, such as revenue and increases in amortization of intangibles, we describe the effects. Operation of the acquired businesses has been fully integrated into our existing operations.
Revenue and Cost of Revenue
     The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments.
Commercial Segment:

	Three Months				Nine Months
	Ended September 30,		2010 vs. 2009		Ended September 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%
Services revenue	$43.0	$23.6	$19.4	82%	$123.6	$62.1	$61.5	99%
Systems revenue	11.6	9.5	2.1	22%	26.9	29.7	(2.8)	(9)%

Commercial segment revenue	54.6	33.1	21.5	65%	150.5	91.8	58.7	64%

Direct cost of services revenue	22.9	8.8	14.1	160%	62.6	25.3	37.3	147%
Direct cost of systems revenue	3.7	2.5	1.2	48%	10.6	6.9	3.7	54%

Commercial segment cost of revenue	26.6	11.3	15.3	135%	73.2	32.2	41.0	127%

Services gross profit	20.1	14.8	5.3	36%	61.0	36.8	24.2	66%
% of revenue	47%	63%			49%	59%

Systems gross profit	7.9	7.0	0.9	13%	16.3	22.8	(6.5)	(29)%

% of revenue	68%	74%			61%	77%
Commercial segment gross profit[1]	$28.0	$21.8	$6.2	28%	$77.3	$59.6	$17.7	30%

% of revenue	51%	66%			51%	65%

[1]	See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

Commercial Services Revenue, Cost of Revenue, and Gross Profit:
     Commercial services revenue increased by 82% and 99% for the three- and nine-months ended September 30, 2010, respectively, versus the comparable periods of 2009.
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
     Commercial services revenue in the three- and nine-months ended September 30, 2010 was $19.4 million and $61.5 million higher, respectively, than the same periods for 2009 from increased subscriber revenue for LBS applications, more service connection deployments of our E9-1-1 services for cellular and VoIP service providers, and an increase in software maintenance revenue. The NIM acquisition contributed additional subscriber applications revenue during the three-months ended September 30, 2010. The increase in subscriber applications revenue for the nine-months ended September 30, 2010 was as a result of the NIM and LocationLogic acquisitions.
     The direct cost of commercial services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs, and equipment and software maintenance. The direct costs of maintenance revenue consist primarily of compensation and benefits expense. For the three-months ended September 30, 2010, the direct cost of services revenue was $14.1 million higher than the three-months ended September 30, 2009 primarily due to increase in labor and other direct costs related to the addition of the NIM business. For the nine-months ended September 30, 2010, the direct costs of services revenue as $37.3 million higher than the nine-months ended September 30, 2009 due to increase in labor and other direct costs related to the addition of the LocationLogic and NIM businesses. We also incurred an increase in labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for E9-1-1 VoIP.
     Commercial services gross profit was $20.1 million and $14.8 million for the three-months ended September 30, 2010 and 2009, respectively, based on higher revenue. Commercial services gross profit was $61.0 million for the nine-months ended September 30, 2010 compared to $36.8 million for the same period in 2009. Commercial services gross profit for the three-months ended September 30, 2010 was approximately 36% higher than the three-months ended September 30, 2009 primarily due to the contributions of the NIM acquisition. Commercial services gross profit for the nine-months ended September 30, 2010 was approximately 66% higher than the nine-months ended September 30, 2009 primarily due to the contributions of the LocationLogic and NIM acquisitions. The inclusion of this subscriber application revenue in the 2010 mix brought the gross profit as a percentage of revenue from 63% to 47% in the three-months ended September 30, 2010 and from 59% to 49% in the nine-months ended September 30, 2010.
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
     Commercial systems revenue for the three-ended September 30, 2010 was 22% higher compared to the three-months ended September 30, 2009, due mainly to increased location-based services. Commercial systems revenue for the nine-months ended was 9% lower than in the comparable period of 2009, due mainly to lower revenue from high-margin messaging systems, which was partly offset by increased revenue from location-based infrastructure systems.
     The direct cost of our commercial systems consists primarily of compensation and benefits, purchased equipment, third-party hardware and software, travel expenses, consulting fees as well as the amortization of both acquired and capitalized software development costs for all reported periods. During the three- and nine-months ended September 30, 2010, direct costs of systems included $2.3 million and $6.9 million, respectively, of amortization of software development costs. In the three- and nine-months ended September 30, 2009, the composition of the direct cost of our systems was about the same except for $0.8 million and $2.1 million, respectively, of amortization of software development costs. The increase of 48% and 54% in the direct costs of systems in the three- and nine-months ended September 30, 2010, respectively, compared to the same periods in 2009, reflects an increase in labor and direct costs related to custom development efforts responding to customer requests and deployment requirements for location-based systems.
     Our commercial systems gross profit was $7.9 million and $16.3 million in the three- and nine-months ended September 30, 2010, respectively, versus $7.0 million and $22.8 in the comparable periods of 2009. Commercial systems gross profit increased 13% for the three-months ended September 30, 2010 compared to the same period in 2009, due to higher location systems revenue. Commercial systems gross profit decreased 29% for the nine-months ended September 30, 2010 compared to the same period in 2009, due to less high-margin messaging systems revenue offset partially by increased revenue from location systems.
Government Segment:

	Three Months				Nine Months
	Ended September 30,		2010 vs. 2009		Ended September 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%
Services revenue	$23.2	$15.7	$7.5	48%	$65.9	$42.4	$23.5	55%
Systems revenue	25.1	22.8	2.3	10%	70.1	75.0	(4.9)	(7)%

Government segment revenue	48.3	38.5	9.8	25%	136.0	117.4	18.6	16%

Direct cost of services revenue	16.1	12.5	3.6	29%	46.6	33.1	13.5	41%
Direct cost of systems revenue	23.5	19.6	3.9	20%	63.3	60.4	2.9	5%

Government segment cost of revenue	39.6	32.1	7.5	23%	109.9	93.5	16.4	18%

Services gross profit	7.1	3.2	3.9	122%	19.3	9.3	10.0	108%
% of revenue	31%	20%			29%	22%
Systems gross profit	1.6	3.2	(1.6)	(50)%	6.8	14.6	(7.8)	(53)%

% of revenue	6%	14%			10%	19%
Government segment gross profit[1]	8.7	$6.4	2.3	36%	26.1	$23.9	2.2	10%

% of revenue	18%	17%			19%	20%

[1]	See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements
     On October 6, 2010, the Company announced it was named the sole awardee of a delivery order for our Integrated Communication systems, for the U.S. Marine Corps with a potential value of up to $269 million over the next 12 months. We received initial funding of $12.3 million to deliver our Wireless Point-to-Point Link-Delta Solutions (WPPL-D) and associated field services. This delivery order is managed under the Army’s $5 billion World-Wide Satellite Systems (WWSS) contract vehicle.
Government Services Revenue, Cost of Revenue, and Gross Profit:
     Government services revenue primarily consists of professional communications engineering and field support, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite including resale of satellite airtime. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods. Government services revenue increased $7.5 million or 48% and $23.5 million or 55% for the three- and nine-months ended September 30, 2010 compared to the three- and nine-months ended September 30, 2009, respectively, as a result of revenue contributions from the Solvern and Sidereal operations added to our business during the fourth quarter of 2009, as well as new and expanded-scope contracts for professional services, satellite airtime services using our teleport facilities, and maintenance and field support. Direct cost of government services revenue consists of compensation, benefits and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs increased as a result of the increased volume of services.
     Our gross profit from government services increased to $7.1 million and $19.3 in the three- and nine-months ended September 30, 2010, respectively, up from $3.2 million and $9.3 million in the three- and nine-months ended September 30, 2009, as a result of a higher volume of services, including business arising from the acquisitions of Sidereal and Solvern in November 2009. Government services gross profit was 31% and 20% of revenue for the three-months ended September 30, 2010 and 2009, respectively. Government services gross profit was 29% compared to 22% of revenue for the nine-months ended September 30, 2010 and 2009, respectively, reflecting a more favorable mix of contracts.
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

     Government systems sales were $25.1 million and $70.1 million in the three- and nine-months ended September 30, 2010, compared to $22.8 million and $75.0 for the three- and nine-months ended September 30, 2009. The fluctuations in the periods reported reflect changes in sales volume of our SwiftLink® and deployable communication systems due to the timing of government project funding.
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
     Our government systems gross profit was $1.6 million or 6% of revenue in the three-months ended September 30, 2010, down from $3.2 million or 14% of revenue in the comparable period of 2009, due mainly to an increase of lower margin equipment pass-through sales. Our government systems gross profit was $6.8 million or 10% of revenue in the nine-months ended September 30, 2010, down from $14.6 million or 19% of revenue in the nine-months ended September 30, 2009, due mainly to an increase in lower margin equipment pass-through sales and lower sales volume of our SwiftLink® product line.
Revenue Backlog
     As of September 30, 2010 and 2009, we had unfilled orders or backlog as follows:

	Nine Months
	Ended
	September 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%
Commercial Segment	$228.9	$90.6	$138.3	153%
Government Segment	107.6	109.0	(1.4)	(1%)

Total funded contract backlog	$336.5	$199.6	$136.9	69%

Commercial Segment	$228.9	$90.6	$138.3	153%
Government Segment	646.5	348.3	298.2	86%

Total backlog of orders and commitments, including customer options	$875.4	$438.9	$436.5	100%

Expected to be realized within next 12 months	$178.1	$158.2	$19.9	13%

     Funded contract backlog on September 30, 2010 was $336.5 million, of which the Company expects to recognize $178.1 million in the next twelve months. Total backlog was $875.4 million at September 30, 2010. Funded contract backlog represents contracts for which fiscal year funding has been appropriated by our customers (mainly federal agencies), and for our hosted services is computed by multiplying the most recent month’s recurring revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables for which budgetary funding may not yet have been approved. Company backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.
Operating Expenses
Research and development expense:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%
Research and development expense	$7.5	$5.8	$1.7	29%	$22.6	$15.6	$7.0	45%
% of total revenue	7%	8%			8%	7%
     Our research and development expense consists primarily of compensation, benefits, travel costs, and a proportionate share of facilities and corporate overhead. The costs of developing software products to be sold, leased, or otherwise marketed are expensed prior to establishing technological feasibility. Technological feasibility is established for our software products when a detailed program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products, including software hosted in our network operations centers. These costs primarily include compensation and benefits as well as costs associated with using third-party laboratory and testing resources. We expense such costs as they are incurred, unless technological feasibility has been reached and we believe that the capitalized costs will be recoverable, in which we capitalize and amortize over the product’s expected life.
     The expenses we incur relate mainly to software applications which are being marketed to new and existing customers on a global basis. Throughout the three- and nine-months ended September 30, 2010 and 2009, research and development was primarily focused on wireless location-based subscriber and carrier applications, including navigation, people-locator, cellular E9-1-1 and Voice over IP E9-1-1, enhancements to our hosted LBS platform for carrier infrastructure, and enhancements to our text messaging deliverables.
     For the three- and nine-months ended September 30, 2010, we capitalized $1.8 million and $4.0 million, respectively, of research and development costs for certain software projects in accordance with the above policy versus $0.2 million and $0.8 for the comparable periods in 2009. These costs will be amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, between three and five years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.
     Research and development expenses increased 29% and 45% for the three- and nine-months ended September 30, 2010 versus the comparable period of 2009 primarily as a result of expenditures to improve location based application software for customers of the acquired NIM and LocationLogic businesses.
Sales and marketing expense:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%
Sales and marketing expense	$6.0	$3.6	$2.4	67%	$17.9	$11.7	$6.2	53%
% of total revenue	6%	5%			6%	6%
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
     Sales and marketing expenses increased $2.4 million and $6.2 for the three- and nine-months ended September 30, 2010 versus the comparable periods of 2009 due to increases in sales personnel, public relations fees, and variable compensation resulting mainly in support of the expansion enhanced by 2009 acquisitions.
General and administrative expense:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%
General and administrative expense	$10.1	$7.7	$2.4	31%	$28.3	$23.0	$5.3	23%
% of total revenue	10%	11%			10%	11%
     General and administrative expense consists primarily of management, finance, legal, human resources and internal information systems functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred.
     The $2.4 million and $5.3 million increase in general and administrative expense for the three- and nine-months ended September 30, 2010 compared to the same periods in 2009 was due primarily to the increased costs to support the operations we acquired during 2009, as well as investments for process control and security enhancement and legal and professional costs associated with intellectual property.
Depreciation and amortization of property and equipment:

	Three Months				Nine Months
	Ended September 30,		2010 vs. 2009		Ended September 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%
Depreciation and amortization of property and equipment	$2.6	$1.6	$1.0	63%	$6.8	$4.5	$2.3	51%
Average gross cost of property and equipment during the period	$87.3	$60.1			$78.8	$57.3

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
     Our depreciable asset base increased primarily as a result of additions to property and equipment including purchases of about $22.4 million in the nine-months ended September 30, 2010.
Amortization of acquired intangible assets:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%
Amortization of acquired intangible assets	$1.2	$0.2	$1.0	500%	$3.5	$0.4	$3.1	775%
     The amortization of acquired non-goodwill intangible assets relates to the 2009 acquisitions of wireless location-based application and infrastructure technology assets acquired from LocationLogic and NIM, the cyber security assets acquired from Solvern, and the 2004 acquisition of Kivera digital mapping business assets. These assets are being amortized over their useful lives of between five and nineteen years. The expense recognized in the three- and nine-months ended September 30, 2010 relates to customer lists, customer relationships, courseware, and patents. The expense recognized in the three- and nine-months ended September 30, 2009 relates to the intangible assets, including customer lists and patents, associated with the 2004 Kivera acquisition and a proportion of the May 19, 2009 LocationLogic acquisition.
Interest expense:

	Three Months				Nine Months
	Ended				Ended
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%
Interest expense incurred on bank and other notes payable	$1.0	$0.2	$0.8	400%	$2.9	$0.4	$2.5	625%
Interest expense incurred on 4.5% convertible debt financing	1.1	—	1.1	100%	3.4	—	3.4	100%
Interest expense incurred on capital lease obligations	0.2	0.1	0.1	100%	0.6	0.3	0.3	100%
Amortization of deferred financing fees	0.2	0.1	0.1	100%	0.6	0.1	0.5	500%

Total interest and financing expense	$2.5	$0.4	$2.1	525%	$7.5	$0.8	$6.7	838%
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
     Interest on the bank term loan is at 0.5% plus the greater of (i) 4% per annum, or (ii) the banks prime rate. Interest on our capital leases is primarily at stated rates averaging about 7%.We have a commercial bank line of credit that has not been used for borrowings, and has therefore generated no interest expense, during the periods reported. Interest on our line of credit borrowing would be at the greater of the bank’s prime rate which was 3.25% as of September 30, 2010 or 4% per annum. Further details about our bank facilities are provided under Liquidity and Capital Resources.
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
     Overall our interest and financing expense was higher in the three- and nine-months ended September 30, 2010 as a result of the increase in amounts financed in the fourth quarter of 2009, including the 4.5% convertible debt financing in November 2009. Interest expense on bank and other notes payable increased in the three- and nine-months ended September 30, 2010 compared to the same periods in 2009 as a result of the NIM promissory notes and the December 2009 bank term loan. Interest on capital lease financing for the three- and nine-months ended September 30, 2010 increased slightly for the three- and nine-months ended September 30, 2009 due to additional funding for purchases of property and equipment. The higher 2010 amortization expense reflects the proration of fees to refinance our bank term loan and fees associated with the 4.5% convertible debt financing.
Other income/(expense), net:
     Other income/(expense), net includes interest earned on investment accounts and foreign currency translation/transaction gain or loss, which is dependent on fluctuations in exchange rates. The other components of other income/(expense), net typically remain comparable between periods.
Income taxes:
     Income tax expense was $6.4 million against pre-tax income of $18.8 million for the for the nine-months ended September 30, 2010, representing an effective tax rate of approximately 34%. The tax provision for the nine-month ended September 30, 2010 was lower than would be normally expected as a result of a discrete adjustment to reduce the reserve against our deferred tax asset by about $1.7 million. Absent this adjustment, our effective tax rate for the nine-months ended September 30, 2010 would have been approximately 43%. For the nine-months ended September 30, 2009, we recorded a tax provision of $10.9 million, representing an effective tax rate of about 39%.
Net income:

	Three Months				Nine Months
	Ended September 30,		2010 vs. 2009		Ended September 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%	2010	2009	$	%
Net income	$4.3	$5.4	$(1.1)	(20)%	$12.4	$16.9	$(4.5)	(27)%
     Net income decreased for the three- and nine-months ended September 30, 2010 versus the comparable periods of 2009. The Company’s higher revenue and gross profit were offset by an increase in interest expense as a result of our fourth quarter 2009 financing and an increase in operating expenses and depreciation and amortization expenses, primarily as a result of our 2009 acquisitions, and other factors discussed above.
Liquidity and Capital Resources

	Nine Months
	Ended
	September 30,		2010 vs. 2009
($ in millions)	2010	2009	$	%
Net cash and cash equivalents provided by/(used in):
Income	$12.4	$16.9	$(4.5)	(27)%
Non-cash charges	25.7	11.4	14.3	125%
Deferred income tax provision	6.4	10.0	(3.6)	(36)%
Net changes in working capital including changes in other assets	20.7	3.3	17.4	527%

Operating activities	65.2	41.6	23.6	57%

Purchases of marketable securities, net	(30.7)	—	(30.7)	100%
Acquisition of LocationLogic assets	—	(15.0)	15.0	100%
Purchases of property and equipment	(22.4)	(6.4)	(16.0)	(250)%
Capital purchases funded through leases	7.9	5.5	2.4	44%

Purchases of property and equipment, excluding assets funded by leasing	(14.5)	(0.9)	(13.6)	(1511)%
Capitalized software development costs	(4.0)	(0.8)	(3.2)	(400)%

Proceeds from new borrowings	10.0	20.0	(10.0)	(50)%
Other financing activities	(5.2)	(4.6)	(0.6)	13%

Net increase in cash	$20.8	$40.3	$(19.5)	48%

Days revenue in accounts receivable, including unbilled receivables at quarter-end	79	82

     Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, borrowings as described in the “Financings activities” below, as well as the capital leases to fund fixed asset purchases.
     Sources and uses of cash: The Company’s cash and cash equivalents balance was approximately $82.2 million at September 30, 2010, a $2.9 million increase from $79.3 million at September 30, 2009.
     Operations: Cash generated by operating activities was $65.2 million for the nine-months ended September 30, 2010 as compared to $41.6 million for the nine-months ended September 30, 2009. The increase in the nine-months ended September 30, 2010 is primarily due to the receipt of $15.7 million cash payment for a 2009 patent-related gain, as well as an increase in deferred revenue due to timing of percentage of completion projects, a decrease in accounts payable relating to the timing of vendor payments, and a decrease in accrued payroll and related liabilities due to the timing of payments.
     Investing activities: Fixed asset additions, excluding assets funded by leasing, were approximately $14.5 million and $0.9 million, for the nine-months ended September 30, 2010 and 2009, respectively. Also, investments were made in development of carrier software for resale which had reached the stage of development calling for capitalization, in the amounts approximately $4.0 million and $0.8 million for the nine-months ended September 30, 2010 and 2009, respectively. On May 19, 2009, the company completed the transaction to purchase the LocationLogic business for seller proceeds of $25 million consisting of $15 million in cash and approximately 1.4 million of Company shares valued at $10 million. During the third quarter of 2010, the Company invested $30.7 million in marketable securities that are investment grade and are classified as available-for-sale. The Company’s primary objectives when investing are to preserve principal, maintain liquidity and obtain higher yield.
     Financing activities: Financing activities during the nine-months ended September 30, 2010 included a draw of $10 million of the remaining funds that were available under our $40 million Term Loan agreement with our commercial bank, debt service payments, and capital leasing. Fixed assets purchases funded through capital leases were $7.9 million and $5.5 million during the nine-months ended September 30, 2010 and 2009, respectively.
     Capital Resources: We have a $35 million revolving Line of Credit with our principal bank through June 2012. Borrowings at any time are limited to an amount based principally on accounts receivable levels and working capital ratio, each as defined in the Line of Credit agreement. The Line of Credit available is also reduced by the amount of cash management services sublimit, which was $1.5 million September 30, 2010. As of September 30, 2010, we had no borrowings outstanding under our bank Line of Credit and had approximately $33.5 million of unused borrowing availability under this line of credit.
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
     On December 31, 2009, we refinanced facilities under our bank Loan Agreement. A $40 million five-year Term Loan replaced the Company’s $20 million prior term loan with the bank. On December 31, 2009, the Company initially drew $30 million of the funds available and the remaining $10 million was drawn on September 30, 2010. The Term Loan maturity date is June 2014.
     Under the Loan Agreement, the Company is obligated to repay all advances or credit extensions made pursuant to the Loan Agreement. The Loan Agreement is secured by substantially all of the Company’s tangible and intangible assets as collateral, except that the collateral does not include any of the Company’s intellectual property. The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to one-half of one percentage point (0.5%) plus the greater of (i) 4%, or (ii) the banks prime rate (3.25% at September 30, 2010). The initial draw of $30 million under the Term Loan is payable in sixty equal installments of $0.6 million of principal beginning on January 29, 2010 and the additional $10 million draw is payable in forty five equal installments of $0.2 million of principal beginning on October 31, 2010. Interest is payable on a monthly basis. As of September 30, 2010, the total amount outstanding under the Term Loan was $35 million. Funds from the initial draw of $30 million on the Term Loan were used primarily to retire the June 2009 term loan and funds from the additional $10 million draw in September 2010 were used for general corporate purposes.
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
     As of September 30, 2010, we were in compliance with the covenants related to the Loan Agreement and we believe that we will continue to comply with these covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.
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
Contractual Commitments
     As of September 30, 2010, our most significant commitments consisted of purchase obligations, term debt, obligations under capital leases and non-cancelable operating leases. Other long-term debt consists of contingent consideration included as part of the purchase price allocation of certain acquisitions. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of September 30, 2010 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total
Term loan from commercial bank dated December 31, 2009	$7.7	$14.5	$5.1	$—	$27.3
Term loan from commercial bank dated September 30, 2010	3.1	5.8	2.0	—	10.9
4.5% Convertible debt interest obligation	4.7	9.4	6.9	—	21.0
Promissory notes payable	37.7	5.3	—	—	43.0
Other long-term debt	3.2	2.4	—	—	5.6
Capital lease obligations	5.7	8.8	1.5	—	16.0
Operating leases	5.6	11.6	4.8	2.1	24.1
Purchase obligations	4.7	0.7	—	—	5.4

Total contractual commitments	$72.4	$58.5	$20.3	$2.1	$153.3

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     There have not been any material changes to our interest rate risk as described in Item 7A of our 2010 Annual Report on Form 10-K.
Foreign Currency Risk
     For the three-and -nine months ended September 30, 2010, we generated $3.1 million and $9.3 million, respectively, of revenue outside the U.S, mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of September 30, 2010, we had approximately $0.9 million of billed accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During the nine-months ended September 30, 2010, our average receivables subject to foreign currency exchange risk was $1.4 million and our average deferred revenue balances subject to foreign currency exchange risk was $0.9 million. We had an average balance of $0.2 million of unbilled receivables denominated in foreign currency during the nine-months ended September 30, 2010. We recorded immaterial transaction gains or losses on foreign currency denominated receivables and deferred revenue for the nine-months ended September 30, 2010.
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
     As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2010.
     There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
Item 1. Legal Proceedings
     In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. TeleCommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our Class A Common Stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate our Class A Common Stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of our Class A Common Stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act, and that the underwriters violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. On October 5, 2009, the Court approved a settlement of this and approximately 300 similar cases. On January 14, 2010, an Order and Final Judgment was entered. Various notices of appeal of the Court’s October 5, 2009 order were subsequently filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. We intend to continue to defend the lawsuit until the matter is resolved. We have purchased a Directors and Officers insurance policy which we believe should cover any potential liability that may result from these laddering class action claims, but can provide no assurance that any or all of the costs of the litigation will ultimately be covered by the insurance. No reserve has been created for this matter.
     Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.
Item 1A. Risk Factors
     There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K, except as follows:
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
     If we fail to do any of these, we may suffer losses, our management may be distracted from day-to-day operations and the market price of our Class A common stock may be materially adversely affected. In addition, if we consummate future acquisitions using our equity securities or convertible debt, existing shareholders may be diluted which could have a material adverse effect on the market price of our Class A common stock. At least annually, or more frequently if facts and circumstances warrant, we are required to test goodwill and other intangible assets with indefinite lives to determine if impairment has occurred, including the value of the companies or assets we acquire. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets with indefinite lives and the implied fair value of the goodwill or the fair value of other intangible assets with indefinite lives in the period the determination is made. We cannot accurately predict the amount and timing of any impairment of assets. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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
     Under accounting principles generally accepted in the United States, we review our goodwill and other intangible assets with indefinite lives for impairment when events or changes in circumstances indicate the carrying value of the goodwill and other intangible assets with indefinite lives may not be recoverable. Goodwill is tested for impairment at least annually or more frequently if facts and circumstances warrant. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or other intangible assets with indefinite lives may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets with indefinite lives is determined, negatively impacting our results of operations.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of November 2010.

TELECOMMUNICATION SYSTEMS, INC.
By:	/s/ Maurice B. Tosé
Maurice B. Tosé
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Reporthas been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé	Chairman, President and Chief Executive Officer
Maurice B. Tosé November 8, 2010	(Principal Executive Officer)

/s/ Thomas M. Brandt, Jr.	Senior Vice President and Chief Financial Officer
Thomas M. Brandt, Jr. November 8, 2010	(Principal Financial Officer)