Form 10-K
period 2010-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2011-03-07
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act):  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the Class A Common Stock held by non-affiliates, as reported on the NASDAQ Global Market, was approximately $184,708,977.*

As of February 28, 2011 there were 50,866,566 shares of Class A Common Stock and 5,741,334 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 9, 2011	Part III

* Excludes 2,351,240 shares of Class A Common Stock and 6,116,334 shares of Class B Common Stock deemed to be held by stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2010. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

i

Cautionary Note Concerning Factors That May Affect Future Results

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Annual Report on Form 10-K include, but are not limited to statements that

(i) we intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base;

(ii) we believe that TCS offers the most complete suite of LBS technology to wireless carriers around the world;

(iii) we plan to continue to develop and sell software and engineered systems which we deliver through deployment in customer wireless networks or through hosted and subscription business models;

(iv) wireless growth is expected to continue to increase in all regions of the world for the foreseeable future;

(v) short messaging services users and messages per individual are projected to continue to increase but that the declining rate of growth in the use of text messaging is expected to continue affecting our sales of licenses into 2011;

(vi) we intend to expand our domestic and international carrier base through channels and by expanding our own global sales and field support organizations;

(vii) we are well positioned to provide carrier-branded enhanced services that efficiently use the carriers’ capacity to deliver a user experience that merits incremental service payments and continuous use;

(viii) we are developing relationships with communication infrastructure providers in order to expand our sales channels for our carrier software products and services;

(ix) we will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications;

(x) we will continue to leverage our knowledge of complex call control technologies to unlock valuable information such as user location, device on/off status, and billing and transaction records that reside inside wireless networks;

(xi) we expect the Trident acquisition to enhance our ability to continue to reduce the form factor of deployable communications solutions;

(xii) we plan to continue to provide technology solutions to U.S. government and international customers;

(xiii) we have prepared for competing to participate in U.S. military procurement successors to WWSS that are expected to be awarded in 2011;

(xiv) steep growth in spending to the multi-billion dollar level by U.S. federal agencies on cyber initiatives is expected over the next five years;

(xv) we believe that our expertise in the areas of wireless E9-1-1, location and messaging services, and secure satellite communications can be leveraged to provide the needed wireless infrastructure for the U.S. Departments of Homeland Security and Defense and we are currently pursuing opportunities to provide such products and services;

(xvi) we believe that TCS enjoys a competitive advantage by being able to offer secure teleport, space segment and integration capabilities with deployable systems as a bundled solution;

(xvii) we expect to realize a portion of our backlog in the next twelve months;

(xviii) we expect that we will continue to compete primarily on the basis of functionality, breadth, time to market, ease of integration, price and quality of our products and services, as well as our market experience, reputation and price;

(xix) the WWSS contract vehicle is expected to continue to contribute to significant government systems sales through 2011;

(xx) we believe we have sufficient capital resources to meet our anticipated cash operating expenses, working capital and capital expenditure and debt services needs for the next twelve months;

(xxi) that we believe our capitalized research and development expense will be recoverable from future gross profits generated by the related products;

(xxii) we believe we have invented key features of the location services, wireless text alerts, Short Message Service Center, mobile-originated data and E9-1-1 network services and we believe our intellectual property assets are valuable and will contribute positively to our operational results in 2011 and beyond;

(xxiii) we believe we should not incur any material liabilities from customer indemnification requests;

(xxiv) we have accurately estimated the amount of future non-cash stock compensation;

(xxv) our assumptions and expectations related to income taxes and deferred tax assets are appropriate;

(xxvi) we do not expect that the adoption of new accounting standards to have a material impact on the company’s financial statements;

(xxvii) we believe that we will continue to comply with the covenants related to our loan agreements;

(xxviii) we have limited exposure to financial market risks, including changes in interest rates;

(xxix) we believe that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures; and

(xxx) we believe we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, amounts available under our existing debt capacity, additional borrowings or from the issuance of additional securities.

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

Overview

TeleCommunication Systems, Inc. develops and delivers highly reliable and secure wireless communication technology. For commercial customers our mobile cloud computing services provide wireless applications for navigation, hyper-local search, asset tracking, social applications, and telematics, while TCS infrastructure forms the foundation for E9-1-1 call routing and text messaging. Government customers depend on our professional and engineering services, cyber security expertise, and satellite-based deployable solutions for mission-critical communications.

We are a Maryland corporation founded in 1987 with headquarters at 275 West Street, Annapolis, Maryland 21401. Our web address is www.telecomsys.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. All of our filings with the Securities and Exchange Commission are available through links on our website. The terms “TCS”, “we”, “us” and “our” as used in this Annual Report on Form 10-K refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

We deliver wireless communication technology through two operating segments, Commercial (52% of 2010 revenue) and Government (48% of 2010 revenue). See discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K for additional segment information.

Commercial Segment:  Our commercial services and systems enable wireless carriers to deliver location-based information, internet content, short text messages, and other enhanced communication services to and from wireless phones. Our hosted commercial services include mobile location-based applications including turn-by-turn navigation, E9-1-1 call routing, and inter-carrier text message technology; that is, customers use our software functionality through connections to and from network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or message volume. We provide hosted services under contracts with wireless carrier networks, as well as Voice over Internet Protocol (“VoIP”) service providers. We earn subscriber revenue through wireless applications including our navigation, people finder, and asset tracking applications which are available via many wireless carriers. We earn carrier software-based revenue through the sale of licenses, deployment and customization fees, and maintenance fees, pricing for which is generally based on the volume of capacity purchased from us by the carrier.

Government Segment:  We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink® deployable communication systems which integrate high speed, satellite, and internet protocol technology, with secure Government-approved cryptologic devices. We also own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment,) and provide professional services including field support of our systems and cyber security training to the U.S. Department of Defense and other government and foreign customers. More than 2,500 of our deployable communication systems are in use for security, defense, and law enforcement activities around the world. In 2006, we were named one of six prime contractors on the U.S. Army’s Worldwide Satellite Systems (“WWSS”) contract vehicle, with a ceiling value of up to $5 billion in procurements through 2011.

Our intellectual property portfolio includes 136 issued patents and more than 300 pending applications worldwide as of the end of 2010. We monetize this portfolio primarily via incorporation of our inventions in our deliverables, and also engage in licensing of the technology.

An important element to our corporate strategy is to acquire or make investments in other companies, services and technologies. On January 31, 2011, we completed the purchase of privately-held Trident Space and Defense, LLC, (“Trident”) a leading provider of engineering and electronics solutions for global space and defense markets. Consideration for the acquisition included payment in cash and three million shares of TCS

Class A common stock. In 2009, we completed four acquisitions which provided enhancements to our products and services enhancing our position as specialists in highly reliable, secure mobile communications technology. We intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base.

SwiftLink®, Xypoint®, AtlasBook®, Gokivo® and Enabling Convergent Technologies®, are trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Annual Report on Form 10-K also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.

I. Commercial Segment:

We provide software, related systems, hosted services, maintenance, and customization services to wireless carriers, VoIP service providers, and users of electronic map and related location-based technology, based on our portfolio of patented intellectual property.

A.	Commercial Product and Service Offerings

1. Commercial Services. We operate network operation centers at several locations that host software for which customers make recurring monthly usage payments, usually based on a measure of the volume of usage. Our hosted services include wireless and VoIP E9-1-1, and commercial location-based applications. The hosted aspect of our service delivery is sometimes called cloud computing. Through wireless carriers, we sell subscriptions to services using our client software applications such as navigation, traffic, and points of interest, as a “white label” vendor to the carriers. Our primary commercial product offerings include:

a. Customer subscriptions through wireless carriers to application-based services such as Turn-by-Turn Navigation, People-Finder, and Asset-Tracking. We provide wireless subscriber applications that use location-based technology, for which subscribers pay recurring monthly fees. We also offer real-time downloadable mobile applications that deliver easy access to maps, directions, points-of-interest directories, film and event information, traffic conditions, speed camera alerts and weather information.

b. Hosted Location-Based Service (LBS) Infrastructure, including E9-1-1. Our E9-1-1 service bureau works with wireless carriers and local emergency services in compliance with the Federal Communication Commission requirements. When a wireless subscriber covered by this service makes a 9-1-1 call from his or her wireless phone, the software (1) identifies the call as an emergency call, (2) accesses the handset’s location information from the wireless network, (3) routes the call to the appropriate public safety jurisdiction, (4) translates the information into a dispatcher-friendly format, and (5) transmits the data to the local emergency service call center. As of December 31, 2010, we are under contract to provide E9-1-1 services to more than 40 customers including wireless carriers and VoIP service providers.

c. Software and System Maintenance. For our installed base of systems in use by customers (see system descriptions below), we provide ongoing operational support, including administration of system components, system optimization, and configuration management. Maintenance services include tracking customer support issues, trouble shooting, and developing and installing maintenance releases. We typically provide maintenance services for an annual or quarterly fee paid in advance, which is generally priced based on the cumulative license fees we have billed for the systems being supported.

d. Professional Services and Solutions for Telematics. We provide custom software development and professional services to customers engaged in telematics, which is the use of Global Positioning System technology, electronic maps and related data integrated with computers and mobile communications technology in automotive navigation systems. Customers include Denso Corporation, Mercedes-Benz, and ATX Group for Hyundai Motors America and services include points-of-interest applications, and compilation and maintenance of geographic information databases used in vehicle navigation systems for products including Toyota, Lexus, and others.

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

a. Xypoint® Location Platform (XLP) for Mobile Location-based Services: Our Xypoint Location Platform infrastructure system interacts with wireless networks to extract the precise location (the “X/Y” coordinates) of a user’s device. In order to determine a user’s location with sufficient precision for U.S. public safety compliance and for commercial location-based applications, our technology interacts with networks that have incorporated Assisted GPS systems that use Global Positioning System (“GPS”) chips in user handsets. Our XLP can also work with network triangulation software which some carriers have added to cell towers and switches in the network. We have been a leader in developing the location platform standard called Secure User Plane for Location (“SUPL”) and have incorporated the technology in our products. Our platform also provides privacy controls so that the wireless device user controls access to the user’s location information, and exposes location application programming interfaces (“APIs”) to location-based services applications.

For our LBS applications, the user device’s “X/Y” information is extracted from networks and used for E9-1-1 call routing, navigation directions, identification of points of interest locations near the user (such as gas stations, restaurants, or hotels), and locating other network subscribers near the user’s current position. We provide high volume software applications that allow wireless carriers to deliver optimized travel directions, generate device-appropriate maps, and search for nearby points of interest when location-sensitive events take place such as “traffic on my route.” We believe that our company offers the most complete suite of LBS technology to wireless carriers around the world.

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

B.	Commercial Market Opportunities and Strategy

We plan to continue to develop and sell software and engineered systems which we deliver through deployment in customer wireless networks or through hosted and subscription business models. Our development investment is focused on the delivery of location information, short messages, corporate network and internet data, and other enhanced data-communication services to and from wireless devices. Our engineers design solutions to optimize the balance of functionality between the device and the hosted network components, or “cloud.” The following trends are driving demand for our products and services:

Improving Wireless Device Functionality. Manufacturers continue to increase the functionality of mobile devices including phones and personal digital assistants through higher resolution, color screens, and increased computing capability for sophisticated applications. These devices enable the user to take advantage of the high-speed data networks for Internet and data usage. Broad adoption of location-based services has required, among other things, handsets incorporating components for interoperation with GPS satellites and with LBS network components that we have developed and provide. A growing number of handheld wireless devices contain GPS chipsets which interoperate with our network platforms and applications. Proliferation of improved handheld devices has increased the size of the market for our technology.

Cellular Network Improvements to Next Generation Capabilities. Mobile operators are deploying high-speed data networks based on third and fourth generation technologies that, in many cases, equal or surpass data rates that are typically available for residential wireline users. The deployments of these high-

speed wireless data networks have made it possible to “wireless-enable” many services that previously required a wireline connection. Our location-based technology and applications incorporating map graphics take advantage of these network enhancements.

Growth in Wireless and VoIP Subscribers. The worldwide use of wireless communications continues to grow, driven by expanded wireless network coverage, upgraded high-speed digital networks, more affordable service plans, and higher quality and less expensive wireless devices. Wireless growth is expected to continue to increase in all regions of the world for the foreseeable future. Driving this growth is the replacement of landline connections with wireless connections. Some households are now using cellular phones exclusively, including young adult households and those in developing countries where wireless may be the only available communications. VoIP service offers cost advantages over previous wireline service.

The FCC’s E9-1-1 Mandates. A key to enhancing personal safety through a cell phone is the availability of E9-1-1 wireless capabilities. We are one of the two leading providers of E9-1-1 service to wireless and VoIP service providers in the U.S. In 1996, the Federal Communications Commission (FCC) mandated the adoption of E9-1-1 technology by wireless carriers, and in 2005, the FCC ordered providers of interconnected VoIP service to provide E9-1-1 services to all of their customers as a standard feature of the service. We are actively pursuing next generation E9-1-1 business and are working toward deploying solutions in three states.

Growing Use of Commercial Location-Based Wireless Services. A driver of wireless communication subscriber revenue growth is the delivery of timely, highly specialized, interactive and location-specific information. Technology incorporated in a growing number of networks and handsets now enables determination of the handset’s location with sufficient precision to allow useful applications beyond E9-1-1. Wireless users benefit from the ability to receive highly customized location-specific information in response to their queries or via targeted opt-in content delivered to the wireless device. Enterprises benefit from wireless location technology for routing and tracking their mobile field forces. Our Xypoint® Location Platform (“XLP”) systems enable device location determination for carriers including Verizon Wireless, MetroPCS in the U.S., Bell Mobility in Canada, Centennial in Puerto Rico, Iusacell in Mexico, Tata Teleservices in India, and Hutchison Whampoa’s “3‘tm networks in Europe and the Pacific.

Growing Use of Short Messaging and Internet Applications. The number of short messaging services (“SMS”) users and messages per individual are projected to continue to increase. Mobile operators in the United States are experiencing rapid SMS traffic growth, according to statistics from mobile operators. Significant growth in the SMS traffic coupled with our share of the market ensures that Company will benefit from expanding application of SMS technology in new areas such as Machine-to-Machine (“M2M”) messaging. We provide solutions for mobile operators to receive and route e-mail and SMS messages through our Short Message Service Center and Wireless Intelligent Gateway systems.

The key elements of our Commercial Segment strategy are to:

•	Offer to carriers the complete LBS solution continuum, with the expertise to enable infrastructure, middleware and application functionality. Mobile operators have made large capital investments in infrastructure for wireless data and location determination technologies, and are motivated to grow subscriber use of services that enhance subscriber loyalty and average revenue per user. Also, higher data consumption by end users has led operators to upgrade to enable a widening array of value-added services. We are well positioned to provide carrier-branded enhanced services that efficiently use the carriers’ capacity to deliver a user experience that merits incremental service payments and continuous use.

•	Expand Our Sales and Marketing Channel Relationships. We are developing relationships with communication infrastructure providers in order to expand our sales channels for our carrier software products and services. We have historically leveraged our strategic relationships with original equipment manufacturers to market our Commercial Segment products to wireless carriers worldwide. Our relationships include Huawei, Alcatel-Lucent, and Qualcomm.

•	Grow Our Wireless Carrier and VoIP Customer Base. We serve or are under contract with about 60 wireless carrier networks and VoIP service providers in 15 countries. We intend to expand our domestic and international carrier base through channels and by expanding our own global sales and field support organizations. We will continue to develop network software for wireless carriers and cable operators that operate on all major types of networks.

•	Develop and Enhance Our Technology. We will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications. Our company’s technology reflects more than $220 million invested in R&D over the last 16 years to develop proprietary wireless location based services. We also have research and development relationships with wireless handset manufacturers, wireless carriers, and content and electronic commerce providers. Our Xypoint platform architecture efficiently integrates our presence, location, call control and messaging technology, resulting in reduced costs, increased reliability, more efficient deployments, compatibility with our existing products and a migration path to third-generation services.

•	Leverage Our Expertise in Accessing Information Stored Inside Wireless Networks. We will continue to leverage our knowledge of complex call control technology, including Signaling System 7 and Internet Protocol standards, to unlock valuable information such as user location, device on/off status, and billing and transaction records that reside inside wireless networks and are difficult to retrieve and utilize.

•	Pursue Select Acquisitions. We intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base.

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

1. Government Services. We enter into fee-for-service contracts under which revenue is generated based on contract labor billing rates or based on fixed fees for deliverables. These services, typically under multi-year contracts or contract vehicles, include:

a. Integrated Logistics Support (“ILS”) Services. We offer field and maintenance support of wireless deployable communication systems including our SwiftLink systems, as well as other vendors’ systems. This includes basic and extended maintenance services, training, depot support, product resets, and documentation.

b. Cyber Security and Other Information Technology Training and Professional Services. We provide cyber security training, secure network communication and encryption engineering, project management, information assurance, program and business management and enterprise modernization. We design, install, and operate data networks that integrate computing and communications, including systems that provide communications via both satellite and terrestrial links. We can provide complete network installation services from cabling infrastructure to complex communications system components. We also provide ongoing network operation and management support services including telecom expense management under multi-year contracts with government customers.

c. Secure Satellite Teleport Data Landing and Transmission Services. We own and operate a high-speed satellite communications teleport in Manassas, Virginia that is connected to the public switched telephone network, and operate two facilities in Europe for government customers. These facilities provide transport services for Internet Protocol (“IP”)-based media content consisting of VoIP, Internet, video and messaging data using Very Small Aperture Terminal (“VSAT”) satellite technology as part of our communication solutions for our customers. We provide end-to-end connectivity between users of our deployed SwiftLink systems in remote locations back to our Teleports and eventually onto customers’ back-office desktops and cell phones. We purchase space segment and resell it to customers using our facilities. With the January 31, 2011 acquisition of Trident Space and Defense, TCS maintains two base stations in the Pacific.

2. Government Systems. Our SwiftLink product line is a series of ruggedized, secure communication systems, which can be rapidly deployed in remote areas for wireless satellite-based or point-to-point communications where other means of reliable communication may not be available. SwiftLink products provide secure voice, video and data communications for multiple personnel. Since 2006 we have made large volume shipments of systems under the US Army’s Worldwide Satellite Systems contract vehicle, including a SwiftLink variation called “SNAP” (Secure / nonsecure access point) and Wireless Point-to-Point Link (“WPPL”) systems. All of our SwiftLink systems can be deployed by a single person in less than ten minutes, creating critical communication channels from any location around the world. Uses include critical communications for DoD warfighters and command headquarters, emergency response, news reporting, public safety, drilling and mining operations, field surveys and other activities that require remote capabilities for video and data transmission. Revenue from integration work which typically accompanies customer purchases of our secure deployable systems is reported together with the system sales revenue. Our deployable VSAT multi-band terminals provide access to a wide array of commercial and military satellites that make broadband capabilities available on a global basis. In addition, our deployable broadband wireless systems provide extensions of secure wireless communications services for up to 30 miles from a SwiftLink point of presence.

Our January 31, 2011 acquisition of Trident Space and Defense adds engineering depth to our solutions team. The Trident organization is proficient in development of electronic components and solid state drives for aerospace applications, which we expect to enhance TCS’s ability to continue to reduce the form factor of deployable communications solutions.

B.	Government Market Opportunities and Strategy

We plan to continue to provide technology solutions to U.S. government and international customers. The following trends are driving demand for our products and services:

Expanding Need for Secure, Deployable, Wireless Communication Solutions. TCS has sold its SwiftLink deployable communication system kits to federal government customers for about a decade. The U.S. Army awarded the 2006-11 Worldwide Satellite Communication Systems (“WWSS”) 5-year procurement contract vehicle to six prime contractors including TeleCommunication Systems, Inc. with a ceiling value of up to $5 billion in procurements. WWSS procurement encompasses systems like our SwiftLink family of deliverables, and we have generated significant revenue under WWSS. We are continuing to enhance our deployable communication systems product line to take advantage of the evolving environment, including the benefits of Very Small Aperture Terminal satellite communications architectures deployable in multiple aperture man pack where desirable and the use of Inmarsat Broadband Global Area Network enhancements to our satellite services. TCS has prepared for competing to participate in U.S. military procurement successors to WWSS that are expected to be awarded in 2011.

Growing Need for Cyber Security. Escalating focus by government agencies to protect their online assets has brought the importance of cyber security and associated solutions to the fore. By acquiring Solvern in late 2009, we have contract vehicles for the government’s surging demand for information technology cyber security training, cyber technical solutions, and related procurement support. Steep growth in spending to the multi-billion dollar level by U.S. federal agencies on cyber initiatives is expected over the next five years. The expertise and processes developed for Government Segment could be adapted to meet the online security needs of commercial clients. We are proficient in recruiting and developing cyber professionals and our Art of Exploitation training is based on intellectual property developed by the company to support cyber security initiatives. The training covers a clear set of leading cyber methodologies to produce a certified cyber scientist.

Government Outsourcing of Network and Telecom Technical Functions. Federal agencies, as well as state and local governments, are increasingly contracting with specialist teams for functions such as network management, and for long-term projects such as software development and systems integration. Since the founding of our Company, we have built relationships with federal agencies, as well as the State of Maryland and the City of Baltimore. Since early 2004, we have made it a management priority to aggressively expand our base of long-term service contract engagements. We made strategic acquisitions during 2009, added experienced sales personnel, and enhanced our relationships with systems integrators and specialist vendors to expand our penetration of the government service market.

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

Application of Commercially Proven Technology to Government Solutions. Government customers increasingly are using commercial carrier networks. Procurement officers have expressed a preference for solutions that incorporate proven commercial technology, rather than reliance on government research and development funding. Our portfolio of software, patented intellectual property, and teams of wireless and encryption specialists’ positions us to tap into this opportunity.

Our Government Segment strategy is to be a leading secure wireless communications solution vendor, by building scale and a continuum of related technical capabilities. Our company has a solid foundation as a provider of deployable, tactical systems and related field support and maintenance, operator of fixed teleports, and reseller of space segment. Related extensions of these core competencies include high growth professional service areas such as cyber-security contract work. We intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base.

Customers

Commercial Segment. Our principal commercial customers are wireless telecommunications carriers in the United States and around the world, either directly or through our channel partners. We provide licensed software-based systems, and hosted applications to carrier subscribers around the world. Our wireless carrier customers include Verizon Wireless, AT&T Mobility, T-Mobile, Sprint, MetroPCS, Cricket Communications, Telus and the Hutchison Whampoa “3” brand networks. Customers for our VoIP E9-1-1 services include Comcast and Level 3. We provide electronic map technology solutions to telematics vendors including Denso Corporation, Mercedes-Benz and ATX Group for Hyundai Motors America. Our sales efforts target wireless, wireline and VoIP service providers around the world.

Government Segment. Our government customers include major units of the U.S. Departments of Defense, Justice, Homeland Security, and State, the General Services Administration, and the City of Baltimore. In the aggregate, U.S. federal government entities accounted for 36% of total 2010 revenue. Customers also include international space agencies.

Backlog

As of December 31, 2010 and 2009, we had unfilled orders, or funded contract and total backlog, as follows:

	December 31,		2010 vs. 2009
($ in millions)	2010	2009	$	%

Commercial Segment	$241.5	$240.5	$1.0	NM
Government Segment	80.8	98.0	(17.2)	(18)%

Total funded contract backlog	$322.3	$338.5	$(16.2)	(5)%

Commercial Segment	$241.5	$240.6	0.9	NM
Government Segment	899.1	390.2	508.9	130%

Total backlog of orders and commitments, including customer options	$1,140.6	$630.8	$509.8	81%

Expected to be realized within next 12 months	$179.3	$216.1	$(36.8)	(17)%

(NM = Not meaningful)

Funded contract backlog represents contracts for which fiscal year funding has been appropriated by the company’s customers (mainly federal agencies), and for hosted services (mainly for wireless carriers), backlog for which is computed by multiplying the most recent month’s contract or subscription revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved. Company backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed. Some of the company’s backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue. As of February 28, 2011, the Congress has not approved the President’s fiscal year 2011 budget request. Consequently, the U.S. government, including the Department of Defense, is operating under a continuing resolution, which funds the pentagon at fiscal year 2010 funding levels through early March 2011, and which could affect funding of some unfunded TCS government backlog.

Acquisitions

On January 31, 2011, we acquired Trident Space & Defense LLC, a leading provider of engineering and electronics solutions for global space and defense markets. Consideration for the acquisition included the payment of cash and three million shares of TCS Class A Common Stock.

On December 15, 2009, we acquired all of the outstanding stock of Networks In Motion, Inc., a provider of wireless navigation solutions for GPS-enabled mobile phones. NIM has over 3.5 million subscribers and provides turn-by-turn navigation to carriers and their customers in 38 countries and in 10 languages. The acquisition accelerates the Company’s position in enabling mobile operators, offering enhanced location-based data services and strengthens our position with market-leading navigation technology, and adds an internationally recognized navigation application to our global LBS application. Capabilities of TCS’ Location-Based Services (LBS) assets combined with those of LocationLogic and NIM create a compelling comprehensive suite of location based technology offerings. NIM delivers Tier 1 location based wireless applications, with market-leading navigation technology that shares the 99.999% reliability standard of other TCS solutions. NIM was acquired for a purchase price of $170 million, consisting of $110 million cash, $20 million, or approximately 2.2 million shares, paid in the Company’s Class A Common Stock, and $40 million in promissory notes. The promissory notes bear simple annual interest of 6% and are due in three installments; $30 million on the 12 month anniversary of the closing, $5 million on the 18 month anniversary of the closing, and $5 million on the 24 month anniversary of the closing, subject to escrow adjustments. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS’s subsidiaries.

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

Sales and Marketing

We sell our products and services through our direct sales force and through indirect channels. Our direct sales and marketing force consists of approximately 75 professionals in the U.S., Europe, Latin America, and Asia. We also leverage our relationships with original equipment manufacturers (OEMs) to market our commercial systems. These indirect sales relationships include Huawei, Alcatel Lucent and Qualcomm. During the indirect sales process, as well as during installation and maintenance, we maintain extensive direct contact with prospective carrier customers.

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

Competition

The markets for our products and services are competitive. The adoption of industry standards may make it easier for new market entrants to compete with us. We expect that we will continue to compete primarily on the basis of the functionality, breadth, time to market, ease of integration, price, and quality of our products and services, as well as our market experience, reputation, and price. The market and competitive conditions are continually developing. Our software-based deliverables compete with alternatives provided by other companies.

It is difficult to present a meaningful comparison between our competitors and us because there is a large variation in revenue generated by different customers, different products and services, as well as the different combinations of products and services offered by our competitors. We cannot, therefore, quantify our relative competitive position.

Our current and potential competitors include:

•	Commercial Segment. Intrado Inc. division of West Corporation; Motorola Inc.; Ericsson LM Telephone Co.; Openwave Systems Inc.; Acision; Comverse Technology Inc; TeleNav, Inc.; Motricity, Inc.; and Nokia Corporation.

•	Government Segment. General Dynamics Corp.; CACI International Inc.; Globecomm Systems, Inc.; Computer Sciences Corporation; Rockwell Collins, Inc.; and ViaSat Inc.

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

Research and Development

Our success depends on a number of factors, which include, among other items, our ability to identify and respond to emerging technological trends in our target markets, to develop and maintain competitive products, to enhance our existing products by adding features and functionality that differentiate the products from those of our competitors, and to bring products to market on a timely basis and at competitive prices. As of December 31, 2010, our overall staff included more than 680 professionals with technical expertise in wireless network, client software development and satellite-based communication technology. Since 1996, we have made substantial investments in wireless technology research and development, most of which has been devoted to the development of carrier and enterprise network software products and services. We are primarily focusing our current research and development investments in cellular location-based and electronic map technology, including E9-1-1 technology.

We support existing telecommunications standards and promote new standards in order to expand the market for wireless data. We actively participate in wireless standards-setting organizations including the Open Mobile Alliance, and we are represented on the Board of Directors for the E9-1-1 Institute. In 1996, we co-founded the Intelligent Network Forum, an organization dedicated to expanding the role of intelligent networks in telecommunications. As part of our strategy to expand the role of short messaging, we co-founded the Short Message Peer-to-Peer Forum in 1999. For the years ended December 31, 2010, 2009, and 2008, our research and development expense was $30.1 million, $22.4 million, and $16.2 million, respectively.

Certain of our government customers contract with us from time to time to conduct research on telecommunications software, equipment and systems.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, service mark, and trade secret laws and restrictions to establish and protect certain proprietary rights in our products and services.

As of the end of 2010, we held 136 issued patents relating to wireless text messaging, inter-carrier messaging, number portability, GPS ephemeris data, emergency public safety data routing, and electronic commerce. We have filed more than 300 additional patent applications for certain apparatus and processes we believe we have invented to enable key features of the location services, wireless text alerts, Short Message Service Center, mobile-originated data and E9-1-1 network software. There is no assurance that our patent applications will result in a patent being issued by the U.S. Patent and Trademark Office or other patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. Additionally, foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed.

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

Employees

As of December 31, 2010, we had 1,205 employees, of which 1,189 were full-time and 16 were part-time. We believe relations with our employees are good. None of our employees is represented by a union.

Geographical Information

During 2010, 2009, and 2008, total revenue generated from products and services of our continuing operations in the U.S. were $376.3 million, $290.7 million, and $211.5 million, respectively, and total revenue generated from products and services outside of the U.S. were $12.5 million, $9.4 million, and $8.6 million, respectively. As of December 31, 2010, 2009, and 2008, essentially all of the long-lived assets of our operations were located in the U.S.

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

Risks Related to Our Business

If wireless carriers do not continue to provide our location-based wireless applications and text messaging to their subscribers, our business could be harmed.

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

Additionally, competitors could begin offering location-based technology that have functionality similar to ours for free. For example, Google offers free voice guided, turn-by-turn navigation as part of its Google Maps product for mobile devices based certain Android operating system platforms and Nokia Corporation or Nokia provides a download for its latest version of Ovi Maps on its smartphones which also provides turn-by-turn navigation functions. Microsoft also provides a free turn-by-turn navigation solution with its current Windows Mobile operating system via their Bing for Mobile application. Competition from these free offerings may reduce our revenue and harm our business. If our wireless carrier partners can offer these location-based services to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our subscription fees or pursue other business strategies that may not prove successful for us and have a material adverse effect on our business, financial position, results of operations or cash flows.

Network failures, disruptions or capacity constraints in our third party data center facilities or in our servers could affect the performance of the products and services of our wireless applications and E9-1-1 business and harm our reputation and our revenue.

The products and services of our wireless applications business are provided through a combination of our servers, which we house at third party data centers, and the networks of our wireless carrier partners. The operations of our wireless applications business rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. We use third party data center facilities in locations such as Phoenix, Arizona and Irvine and San Francisco, California to support certain operations such as our E9-1-1 operations and for disaster recovery purposes. Depending on the growth rate in the number of our end users and their usage of the services of our wireless applications business, if we do not timely complete and open additional data centers, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure data center space with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new wireless carrier partners, increases in the number of our end users or increases in data traffic.

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

We have made several recent acquisitions and intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base. Any acquisitions, strategic alliances or investments we may pursue in the future will have a continuing, significant impact on our business, financial condition and operating results. The value of the companies or assets that we acquire or invest in may be less than the amount we paid if there is a decline of their position in the respective markets they serve or a decline in general of the markets they serve. If we fail to properly evaluate and execute acquisitions and investments, our business and prospects may be seriously harmed. Acquisitions involve numerous risks, including:

•	properly evaluate the technology;

•	accurately forecasting the financial impact of the transaction, including accounting charges and transaction expenses;

•	integrating and retaining personnel;

•	retaining and cross-selling to acquired customers;

•	combining potentially different corporate cultures;

•	the potential of significant goodwill and intangibles write-offs in the future in the event that an acquisition or investment does not meet expectations; and

•	effectively integrating products and services, and research and development, sales and marketing and support operations.

If we fail to do any of these, we may suffer losses, our management may be distracted from day-to-day operations and the market price of our Class A common stock may be materially adversely affected. In addition, if we consummate future acquisitions using our equity securities or convertible notes, existing shareholders may be diluted which could have a material adverse effect on the market price of our Class A common stock.

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

A significant portion of our revenue is derived from subscription fees that we receive from our wireless carrier partners for end users who subscribe to our service on a standalone basis or in a bundle with other services. To date, a relatively small number of end users have subscribed for our services in connection with their wireless plans compared to the total number of mobile phone users. The near term success of our of our wireless applications business depends heavily on achieving significantly increased subscriber adoption of the products and services of our wireless applications business either through stand alone subscriptions to our services or as part of bundles from our existing wireless carrier partners. The success of our wireless applications business also depends on achieving widespread deployment of the products and services of our wireless applications business by attracting and retaining additional wireless carrier partners. The use of the products and services of our wireless applications business will depend on the pricing and quality of those services, subscriber demand for those services, which may vary by market, as well as the level of subscriber turnover experienced by our wireless carrier partners. If subscriber turnover increases more than we anticipate, our financial results could be adversely affected.

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

Several of our wireless carrier partners sell unlimited data service plans, which include the products and services of our wireless applications business. As a result, end users do not have to pay a separate monthly fee to use the services provided by our wireless applications business. If our wireless carrier partners were to eliminate the services provided by our wireless applications business from their unlimited data service plans, we could lose end users as they would be required to pay a separate monthly fee to continue to use the services provided by our wireless applications business. In addition, we could be required to change our fee structure to retain end users, which could negatively affect our gross margins. Our wireless carrier partners may also seek to reduce the monthly fees per subscriber that they pay us if their subscribers do not use the services provided by our wireless applications business as often as the wireless carriers expect or for any other reason in order to reduce their costs. Our wireless carrier partners may also decide to raise prices, impose usage caps or discontinue unlimited data service plans, which could cause our end users who receive the services provided by our wireless applications business through those plans to move to a less expensive plan that does not include those services or terminate their relationship with the wireless carrier. If imposed, these pricing changes or usage restrictions could make the products and services of our wireless applications business less attractive and could result in current end users abandoning those products and services. If end user turnover increased, the number of our end users and our revenue would decrease and our business would be harmed. We are also required to give certain customers most favored customer pricing on specified products and in certain markets. In some circumstances this may require us to reduce the price per end user under certain contracts.

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

Although historically wireless carriers controlled provisioning and access to the applications that could be used on mobile phones connected to their networks, in recent years consumers have been able to download and provision applications from individual provider websites and to select from a menu of applications through the Apple iTunes App Store, the Blackberry App World, the Android Market, and other application aggregators. In addition, applications from other LBS providers may be preloaded on mobile devices by OEMs or offered by OEMs directly. Increased competition from providers of location-based services which do not rely on a wireless carrier may result in fewer wireless carrier subscribers electing to purchase their wireless carrier’s branded location-based services, which could harm our business and revenue. In addition, these location-based services may be offered for free or on a onetime fee basis, which could force us to reduce monthly subscription fees or migrate to a onetime fee model to remain competitive. We may also lose end users or face erosion in our average revenue per user if these competitors deliver their products without charge to the consumer by generating revenue from advertising or as part of other applications or services.

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

Our business strategy is based on the assumption that the market demand, the number of customers, the amount of information they want to receive and the number of products and services we offer will all increase. We must continue to develop and expand our systems and operations to accommodate this growth. The expansion and adaptation of our systems operations requires substantial financial, operational and management resources. We experience variations in our Government systems revenues and while we increase our production capabilities to satisfy the increased demand, our ability to meet production schedules for increasing demand could adversely impact our product quality and reliability. Any failure on our part to develop and maintain our wireless data services and government system production lines as we experience rapid growth could significantly reduce demand for our services and materially adversely affect our revenue. Also, if we incorrectly predict the market areas that will grow significantly, we could expend significant resources that could have been expended on other areas that do show significant growth.

Changes in the U.S. and global market conditions that are beyond our control may have a material adverse effect on us.

The U.S. and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects, including the current disruption in global financial markets. Possible effects of these economic events include those relating to business disruptions caused by suppliers or subcontractors, impairment of goodwill and other long-lived assets and reduced access to capital and credit markets. We depend on the U.S. Government for a significant portion of our revenues. There is no assurance that historical budgets will be sustained at current levels. In addition, competing demands for federal funds could pressure all areas of spending, which could further impact the U.S. Government budget. Although governments worldwide, including the U.S. Government, have initiated sweeping economic plans, we are unable to predict the impact, severity, and duration of these economic events, which could have a material effect on our business, financial position, results of operations or cash flows.

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

The largest customers for our product and service offerings in terms of revenue generated have been the U.S. Government, Verizon Wireless, AT&T Mobility, MetroPCS, and Hutchison 3G. For the years ended December 31, 2010 and 2009, each of Verizon Wireless and the U.S. Government accounted for 10% or more of our total revenue. For the year ended December 31, 2010, the largest customers for our Commercial Segment was Verizon Wireless and the largest customers for our Government Segment were various U.S. Government agencies. Our wireless applications business is substantially dependent on Verizon Wireless. In addition, we expect to generate a significant portion of our total revenue from Verizon Wireless and these other customers for the foreseeable future. If these customers reduce their expenditures for marketing services for which we provide technology, change their plans to eliminate our services, price our products and services at a level that makes them less attractive, or offer and promote competing products and services, in lieu of, or to a greater degree than, our products and services, our revenue would be materially reduced and our business, operating results and financial condition would be materially and adversely affected.

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

We believe our revenue will increasingly include business in foreign countries, and we will be subject to the social, political and economic risks of conducting business in foreign countries. Our international business may pose different risks than our business in the U.S. In some countries there is increased chance for economic, legal or political changes. Government customers in newly formed free-market economies typically have procurement procedures that are less mature, which can complicate the contracting process. In this context, our international business may be sensitive to changes in a foreign government’s leadership, national priorities and budgets. International transactions can involve increased financial and legal risks arising from foreign exchange-rate variability and differing legal systems. In addition, some international government customers may require contractors to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award. The contracts may include penalties if we fail to meet the offset requirements. Other risks include:

•	our inability to adapt our products and services to local business practices, customs and mobile user preferences;

•	the costs of adapting our product and service offerings for foreign markets;

•	our inability to locate qualified local employees, partners and suppliers;

•	reduced protection of intellectual property rights;

•	changes in regulatory requirements could restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the International Emergency Economic Powers Act or similar legislation;

•	the potential burdens of complying with a variety of U.S. and foreign laws, trade standards, treaties and regulatory requirements, including export restrictions, tariffs, tax laws, the regulation of wireless communications and the Internet and uncertainty regarding liability for information retrieved and replicated in foreign countries;

•	general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relations; and

•	unpredictable fluctuations in currency exchange rates.

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

As of December 31, 2010, our estimated contract backlog totaled approximately $1.14 billion, of which approximately $322.3 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change, the program could be canceled, a contract could be reduced, modified or terminated early, or an option that we had assumed would be exercised not being exercised. Further, while many of our federal government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. There are two primary risks associated with this process. First, the process may be delayed or disrupted. Changes in Congressional schedules due to elections or other legislative priorities, negotiations for program funding levels or unforeseen world events can interrupt the funding for a contract. Second, future revenues under existing multi-year contracts are conditioned on the continuing availability of Congressional appropriations. Approximately 25% of our funded contract backlog consisted of orders from the Government Segment. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract value will be recognized as revenue.

We derive a significant portion of our revenue from sales to various agencies of the U.S. Government which has special rights unlike other customers and exposes us to additional risks that could have a material adverse effect on us.

Sales to various agencies of the U.S. Government accounted for approximately 36% of our total revenue for the fiscal year ended December 31, 2010, all of which was attributable to our Government Segment. Our ability to earn revenue from sales to the U.S. Government can be affected by numerous factors outside of our control, including:

•	TCS’s inclusion as an authorized vendor for the U.S. Army’s Worldwide Satellite Systems (“WWSS”) contract vehicle has enabled TCS to secure funded contract awards for federal customers totaling about $340 million in 2006 through 2010. The WWSS contract vehicle is scheduled to expire in August 2011. If the contract vehicle is not extended, or TCS is not selected as a vendor under one or more successor contracts, future revenues could be adversely affected.

•	A decrease in U.S. Government defense spending or changes in spending allocation could result in one or more of our contracts being reduced, delayed or terminated.

•	The U.S. Government may terminate the contracts it has with us. All of the contracts we have with the U.S. Government are, by their terms, subject to termination by the U.S. Government either for its convenience or in the event of a default by us. In the event of termination of a contract by the U.S. Government, we may have little or no recourse.

•	Our contracts with the U.S. Government may be terminated due to Congress failing to appropriate funds. Our U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year.

•	The U.S. Government may audit and review our costs and performance on their contracts, as well as our accounting and general practices. The costs and prices under these contracts may be subject to adjustment based upon the results of any audits. Future audits that result in the increase in our costs may adversely affect our business, financial position, results of operations or cash flows.

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

The successful execution of our business strategy is contingent upon wireless network operators launching and maintaining mobile location services, our ability to maintain a technically skilled development and engineering team, our ability to create new network software products and adapt our existing products to rapidly changing technologies, industry standards and customer needs. As a result of the complexities inherent in our product offerings, new technologies may require long development and testing periods. Additionally, new products may not achieve market acceptance or our competitors could develop alternative technologies that gain broader market acceptance than our products. If we are unable to develop and introduce technologically advanced products that respond to evolving industry standards and customer needs, or if we are unable to complete the development and introduction of these products on a timely and cost effective basis, it could have a material adverse effect on our business, financial position, results of operations or cash flows or could result in our technology becoming obsolete.

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

The Federal Communication Commission, or FCC, has mandated that certain location information be provided to operators when they receive an E9-1-1 call. Carriers’ obligations to provide E9-1-1 services are subject to request by public safety organizations. Technical failures, greater regulation by federal, state or foreign governments or regulatory authorities, time delays or the significant costs associated with developing or installing improved location technology could slow down or stop the deployment of our mobile location products. If deployment of improved location technology is delayed, stopped or never occurs, market acceptance of our products and services may be adversely affected. The extent and timing of the deployment of our products and services is dependent both on public safety requests for such service and wireless carrier’s ability to certify the accuracy of and deploy the precise location technology. Because we will rely on some third-party location technology instead of developing all of the technology ourselves, we have little or no influence over its improvement. If the technology never becomes precise enough to satisfy wireless users’ needs or the FCC’s requirements, we may not be able to increase or sustain demand for our products and services, if at all.

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

Our operations are subject to government regulations, and failure to comply with them will harm our business.

We are subject to various federal laws and regulations, which may have negative effects on our business. We operate FCC licensed teleports in Manassas, Virginia and Republic of Kiribati subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. We cannot guarantee that the FCC will grant renewals when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our teleports. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our teleports. In addition, prior to a third party acquisition of us, we would need to seek approval from the FCC to transfer the radio transmission licenses we have obtained to the third party upon the consummation of the acquisition. However, we cannot assure you that the FCC will permit the transfer of these licenses. These approvals may make it more difficult for a third party to acquire us.

In addition, regulatory schemes in countries in which we may seek to provide our satellite-delivered services may impose impediments on our operations. We cannot assure you that the present regulatory environment in any of those countries will not be changed in a manner that may have a material adverse impact on our business. Either we or our local partners typically must obtain authorization from each country in which we provide our satellite-delivered services. The regulatory schemes in each country are different, and thus there may be instances of noncompliance of which we are not aware. We cannot assure you that our licenses and approvals are or will remain sufficient in the view of foreign regulatory authorities, or that necessary licenses and approvals will be granted on a timely basis in all jurisdictions in which we wish to offer our services and products or that restrictions applicable thereto will not be unduly burdensome.

The sale of our products outside the U.S. is subject to compliance with the United States Export Administration Regulations and, in certain circumstances, with the International Traffic in Arms Regulations. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products into and implement our services in some countries, the products must satisfy the technical requirements of that particular country. If we were unable to comply with such requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, results of operations and financial condition.

We may, in the future, be required to seek FCC or other government approval if foreign ownership of our stock exceeds certain specified criteria. Failure to comply with these policies could result in an order to divest the offending foreign ownership, fines, denial of license renewal and/or license revocation proceedings against the licensee by the FCC, or denial of certain contracts from other U.S. Government agencies.

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

Because the market for most mobile content delivery and mobile location products is undergoing rapid changes, our future success is uncertain.

The market for mobile content delivery and mobile location products and services is undergoing rapid changes and its potential is uncertain. In order to be successful, we need wireless network operators to launch and maintain mobile location services utilizing our products, and need corporate enterprises and individuals to purchase and use our mobile content delivery and mobile location products and services. We cannot be sure that wireless carriers or enterprises will accept our products or that a sufficient number of wireless users will ultimately utilize our products.

If the satellite communications industry fails to continue to develop or new technology makes it obsolete, our business and financial condition will be harmed.

As a result of the Trident acquisition, our business will be dependent on the continued success and development of satellite communications technology, which competes with terrestrial communications transport technologies like terrestrial microwave, coaxial cable and fiber optic communications systems. Fiber optic communications systems have penetrated areas in which we have traditionally provided services. If the satellite communications industry fails to continue to develop, or if any technological development significantly improves the cost or efficiency of competing terrestrial systems relative to satellite systems, then our business and financial condition would be materially harmed.

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

The market price for our Class A common stock has varied between a high of $10.55 on January 20, 2010, and a low of $2.96 on August 12, 2010 in the twelve month period ended December 31, 2010. This volatility may affect the price at which you could sell the Class A common stock and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

A significant percentage of our common stock is beneficially owned by our President, Chief Executive Officer and Chairman of the Board, and he can exert significant influence over us.

We have two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock generally have the same rights as holders of Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have three votes per share. As of December 31, 2010, Maurice B. Tosé, our President, Chief Executive Officer and Chairman of the Board, beneficially owned 5,741,334 shares of our Class B common stock and 2,783,544 shares of our Class A common stock. Therefore, as of that date, in the aggregate, Mr. Tosé beneficially owned shares representing approximately 31% of our total voting power, assuming no conversion or exercise of issued and outstanding convertible or exchangeable securities held by our other shareholders or holders of the notes. Accordingly, on this basis, Mr. Tosé can exert significant influence over us through his ability to influence the outcome of elections of directors, amend our charter and by-laws and take other actions requiring shareholder action, including mergers, going private transactions and other extraordinary transactions. Mr. Tosé may also able to deter or prevent a change of control regardless of whether holders of Class A common stock might benefit financially from such a transaction.

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

Our quarterly revenue and operating results are difficult to predict and are likely to fluctuate from quarter-to-quarter. For example, 2010 systems revenue was higher in the first and third quarters than in the second and fourth quarters. 2009 systems revenues were significantly higher in the first and fourth quarters than in the middle quarters. We generally derive a significant portion of wireless carrier systems revenue in our Commercial Segment from initial license fees. The initial license fees that we receive in a particular quarter may vary significantly. As systems projects begin and end, quarterly results may vary. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our Class A common stock. Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the market price of our stock may fall.

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

As of December 31, 2010, we had outstanding approximately 47.7 million shares of our Class A common stock and options to purchase approximately 15.4 million shares of our Class A common stock (approximately 10.4 million of which have a strike price below $7.45 and an additional 5.0 million of which have a strike price above $7.45). In the future, we may sell additional shares of our Class A common stock to raise capital. In addition, a substantial number of shares of our Class A common stock is reserved for issuance upon the exercise of stock options and upon conversion of the Convertible Notes. Our Class A common stock may also be issued upon conversion of our Class B common stock, which is convertible into our Class A common stock on a one-for-one basis. As of December 31, 2010, we had 5.7 million shares of Class B common stock outstanding. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our Class A common stock. The issuance and sale of substantial amounts of Class A common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Convertible Notes and the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Our principal executive office is located in Annapolis, Maryland, as well as portions of our Commercial and Government Segments, and includes a satellite operations center. Our office in Seattle, Washington is used primarily for servicing and hosting our wireless and VoIP E9-1-1 public safety support services. The design and development of our software based systems and applications are located in Annapolis, Maryland and also in our Oakland and Aliso Viejo, California, Calgary, Alberta, and Tianjin, China offices. Our Government Segment manufacturing facility is located Tampa, Florida. In addition to our leased locations listed below, we also lease a hosting facility in Phoenix, Arizona, which is utilized by our Commercial Segment. We also own a 7-acre teleport facility in Manassas, Virginia for teleport services for our Government Segment customers.

The following table lists our most significant leased facilities at December 31, 2010:

Location:	Size:	Lease Expiration:

Annapolis, Maryland	52,000 square feet	March 2011 and April 2013
Seattle, Washington	57,000 square feet	September 2017
Tampa, Florida	45,600 square feet	December 2014
Hanover, Maryland	36,000 square feet	August 2017
Aliso Viejo, California	29,000 square feet	June 2013
Oakland, California	11,000 square feet	August 2012
Manassas, Virginia	10,000 square feet	February 2013
Suwanee, Georgia	9,500 square feet	April 2013

Item 3.	Legal Proceedings

In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. TeleCommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our Class A Common Stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate our Class A Common Stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of our Class A Common Stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act, and that the underwriters violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. On October 5, 2009, the Court approved a settlement of this and approximately 300 similar cases. On January 14, 2010, an Order and Final Judgment was entered. Various notices of appeal of the Court’s October 5, 2009 order were subsequently filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. We intend to continue to defend the lawsuit until the matter is resolved. We have purchased a Directors and Officers insurance policy which we believe should cover any potential liability that may result from these laddering class action claims, but can provide no assurance that any or all of the costs of the litigation will ultimately be covered by the insurance. No reserve has been recorded for this matter.

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

Our Class A Common Stock has been traded on the NASDAQ Global Market under the symbol “TSYS” since our initial public offering on August 8, 2000. The following table sets forth, for the periods indicated, the high and low closing prices for our Class A Common Stock as reported on the NASDAQ Global Market:

	High	Low

2011
First Quarter 2011 (through February 28, 2011)	$5.12	$4.01
2010
First Quarter 2010	$10.55	$7.07
Second Quarter 2010	$8.14	$4.14
Third Quarter 2010	$4.90	$2.96
Fourth Quarter 2010	$6.04	$3.60
2009
First Quarter 2009	$10.00	$6.86
Second Quarter 2009	$10.25	$6.38
Third Quarter 2009	$9.03	$6.46
Fourth Quarter 2009	$9.93	$7.75

There are approximately 12,000 shareholders of our Class A Common Stock and as of February 28, 2011, approximately 270 were holders of record. As of February 28, 2011, there were 8 holders of record of our Class B Common Stock.

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s Class A Common Stock with the cumulative total return of the Nasdaq Global Market U.S. Index and a mobile data index prepared by the Company of the following relevant publicly traded companies in the commercial and government sectors in which we operate: Openwave Systems, Inc.; Comtech Telecommunications Corp.; General Dynamics Corp., LM Ericsson Telephone Company, Comverse Technology Inc.; Globecomm Systems Inc.; NCI Inc.; NeuStar, Inc.; TeleNav, Inc.; Motricity, Inc.; and ViaSat Inc. (the “New Peer Group”)

The composition of the Mobile Data Index has been changed from last year (the “Old Peer Group”) as follows: (1) Sybase, Inc. and Syniverse Holdings, Inc. both have recapitalized to become privately held and no longer provide the data necessary for inclusion; and (2) TeleNav, Inc. and Motricity, Inc. were added to the remaining companies to comprise the “New Peer Group” because their navigation and mobile data systems and services lines have become more comparable to our Commercial Segment businesses. The data for the Old Peer Group and the New peer Group overlap on the graph below.

The information provided is from January 1, 2005 through December 31, 2010.

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

The table that follows presents portions of our consolidated financial statements. You should read the following selected financial data together with our audited Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the more complete financial information included elsewhere in this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2010, 2009, and 2008 and the balance sheet data as of December 31, 2010 and 2009 from our consolidated financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm, and which are included in Item 15 of this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007, and 2006, from our audited financial statements which are not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except share and per share data)

Statement of Operations Data:
Revenue
Services	$262.3	$151.9	$101.4	$88.1	$88.4
Systems	126.5	148.2	118.8	56.1	36.6

Total revenue	388.8	300.1	220.2	144.2	124.9

Direct cost of services revenue	152.2	84.1	61.6	52.2	52.5
Direct cost of systems revenue	98.6	102.1	77.3	37.9	17.9

Total direct cost of revenue	250.8	186.2	138.9	90.1	70.4

Services gross profit	110.1	67.8	39.8	35.9	35.8
Systems gross profit	27.9	46.1	41.5	18.2	18.7

Total gross profit	138.0	113.9	81.3	54.1	54.5

Research and development expense	30.1	22.3	16.2	13.1	12.6
Sales and marketing expense	23.9	16.0	13.7	11.9	11.7
General and administrative expense	37.2	35.4	28.2	19.3	17.0
Depreciation and amortization of property and equipment	9.7	6.0	5.9	6.2	8.0
Amortization of goodwill and other intangible assets	4.7	0.9	0.1	0.1	0.1

Total operating costs and expenses	105.6	80.6	64.2	50.6	49.3
Patent related gains, net of expenses	—	15.7	8.1	—	—

Income from operations	32.4	49.0	25.2	3.5	5.2
Interest expense	(9.2)	(1.8)	(0.9)	(1.8)	(1.8)
Amortization of debt discount and debt issuance expenses, including $2,458 write-off in 2007	(0.8)	(0.4)	(0.2)	(3.2)	(1.4)
Other income, net	1.6	0.3	0.2	0.5	—

Income/(loss) from continuing operations before income taxes	24.0	47.1	24.3	(1.0)	2.0
(Provision)/benefit for income taxes	(8.1)	(18.8)	33.3	—	—

Income/(loss) from continuing operations	15.9	28.3	57.6	(1.0)	2.0
Loss from discontinued operations	—	—	—	(0.3)	(23.7)

Net income/(loss)	$15.9	$28.3	$57.6	$(1.3)	$(21.7)

Income/(loss) from continuing operations per share	$0.30	$0.59	$1.34	$(0.02)	$0.05
Loss from discontinued operations per share	—	—	—	(0.01)	(0.60)

Net income/(loss) per share — basic	$0.30	$0.59	$1.34	$(0.03)	$(0.55)

Income/(loss) from continuing operations per share(1)	$0.28	$0.53	$1.23	$(0.02)	$0.05
Loss from discontinued operations per share	—	—	—	(0.01)	(0.59)

Net income/(loss) per share — diluted	$0.28	$0.53	$1.23	$(0.03)	$(0.54)

Basic shares used in computation (in thousands)	53,008	47,623	43,063	41,453	39,430
Diluted shares used in computation (in thousands)	56,032	53,946	46,644	41,453	40,166

(1)	Shares issuable via the convertible notes are included if diluted, in which case tax-effected interest expense on the debt is excluded from the determination of Net income per share — diluted, see Note 3 presented in the Notes to Consolidated Financial Statements.

	As of December 31,
	2010	2009	2008	2007	2006
	(In millions)

Balance Sheet Data:
Cash and cash equivalents	$45.2	$61.4	$39.0	$16.0	$10.4
Working capital	89.6	77.7	79.1	35.0	25.4
Total assets	462.8	472.2	182.0	82.1	83.6
Capital leases and long-term debt (including current portion)	160.5	183.0	11.8	16.1	17.6
Total liabilities	247.3	286.4	67.7	38.2	48.6
Total stockholders’ equity	215.5	185.8	114.3	44.0	35.1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition. The Company records revenue from multiple element arrangements under the guidance provided by the Accounting Standard Codification (“ASC”). These standards state that at the time of entering into each customer agreement or arrangement, each element is identified and the revenue, cost of revenue, and gross profit for each deliverable is recorded and presented separately as either systems or services. Sales of products and product related solutions to customers are classified as systems revenue within the Company’s Statement of Income. These typically are integrated solutions that may include licenses, hardware and labor to deliver the product and/or solution per the customer’s specifications. Services revenue includes the elements of the contract typically related to maintenance or other recurring services performed over an extended period. Each of the services and systems captions represents more than 10 percent of the Company’s total revenue. There is no other category of revenue described in Rule 5-03 of Regulation S-X in which the Company is currently engaged. The Company considered Rule 5-03 of Regulation S-X as it relates to the labor portion of systems revenue, and will continue to periodically assess the materiality of the labor portion of systems revenue and classify the amount as services if significant.

We sell communications systems incorporating our licensed software for enhanced services, including location-based services and text messaging, to wireless carriers. These systems are designed to incorporate our licensed software. If significant customization is not required, the Company recognizes revenue for all delivered elements of a software sale at the point when all four criteria of revenue recognition are met and, the Company has vendor-specific objective evidence (“VSOE”) of fair value for all identified undelivered elements. Systems revenue typically contains multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among elements based on VSOE of the fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue to the delivered elements. Software licenses are generally perpetual licenses for a specified volume of usage, along with the purchase of annual maintenance at a specified rate. We recognize license fee revenue when each of the following has occurred: (1) evidence of an arrangement is in place; (2) we have delivered the software; (3) the fee is fixed or determinable; and (4) collection of the fee is probable.

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

Acquired Intangible Assets. The acquired intangible assets are amortized over their useful lives of between five and nineteen years, based on the straight-line method. We evaluate acquired intangible assets when events or changes in circumstances indicate that the carrying values of such assets might not be recoverable. Our review of factors present and the resulting appropriate carrying value of our acquired intangible assets are subject to judgments and estimates by management. Future events such as a significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired. There were no impairment charges in 2010.

Impairment of Goodwill. The Company performs an annual analysis of our goodwill for impairment. The analysis of goodwill includes, among other factors, estimating future cash flows to be received from the assets. At December 31, 2010, goodwill was $159.1 million and we determined that the fair value of our reporting units exceeded their carrying value, such that we did not believe any reporting units were at significant risk of failing our impairment test. Material differences in our assumptions and valuations in the future could result in a future impairment loss.

Stock Compensation Expense. We use the fair value recognition provisions provided by the ASC for stock compensation. Under the fair value recognition provisions, we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of expected volatility of the market price of our stock and the expected term of the stock award. We have determined that historical volatility is the best predictor of expected volatility and the expected term of our awards was determined taking into consideration the vesting period of the award, the contractual term and our historical experience of employee stock option exercise behavior. We review our valuation assumptions at each grant date and, as a result, we could change our assumptions used to value employee stock-based awards granted in future periods. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. If our actual forfeiture rate were materially different from our estimate, the stock-based compensation expense would be different from what we have recorded in the current period. Our employee stock-based compensation costs are recognized over the vesting period of the award and are recorded using the straight-line method.

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

Costs are capitalized when technological feasibility has been established. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. Costs that are capitalized include direct labor and other direct costs. In 2010, 2009, and 2008, we capitalized $5.7 million, $1.0 million, and $0.5 million, respectively, of software development costs for software projects.

These costs are amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, between three and five years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. Our policies to determine when to capitalize software development costs and how much to amortize in a given period require us to make subjective estimates and judgments. If our software products do not achieve the level of market acceptance that we expect and our future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods. The amortization of capitalized software development costs is recorded as a cost of revenue.

The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project and the project completes the preliminary project stage. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use.

Income Taxes. We use the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting basis and the tax basis of assets and liabilities. We also recognize deferred tax assets for tax net operating loss carryforwards. The deferred tax assets and liabilities are measured using the enacted tax rates and laws expected to be in effect when such amounts are projected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income in the tax jurisdictions in which the deferred tax assets are located. When appropriate, we recognize a valuation allowance to reduce such deferred tax assets to amounts more likely than not to be realized. The calculation of deferred tax assets (including valuation allowances) and liabilities requires management to apply significant judgment related to such factors as the application of complex tax laws and the changes in such laws. We have also considered our future operating results, which require assumptions such as future market penetration levels, forecasted revenues and the mix of earnings in the jurisdictions in which we operate, in determining the need for a valuation allowance. Changes in our assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in material amounts of additional tax expense or benefit in the period of change.

The Company recognizes the benefits of tax positions in the financial statements, if such positions are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, based on our judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. At December 31, 2010, we had unrecognized tax benefits totaling approximately $3.0 million. The determination of these unrecognized amounts requires significant judgments and interpretation of complex tax laws. Different judgments or interpretations could result in material changes to the amount of unrecognized tax benefits.

Business Combinations. During 2009 the Company acquired four businesses. Pursuant to ASC 805 for Business Combinations, the business combinations were each accounted for under the “acquisition method.” Accordingly, the total estimated purchase prices were allocated to the net tangible and intangible assets acquired in connection with each acquisition, based on their estimated fair values as of the effective date of the acquisition. The preliminary allocation of the purchase prices on each of the acquisitions were based upon management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed and such estimates and assumptions are subject to change (generally one year from their acquisition date). The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets and deferred revenue obligations assumed.

Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the managements of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from application subscriptions, software license sales, support agreements, consulting contracts and acquired developed technologies and patents;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company’s trade name and trademarks as well as assumptions about the period of time the acquired trade name and trademarks will continue to be used in the combined company’s product portfolio; and

•	discount rates

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

Overview

Our wireless communication technology business is reported using two business segments: (i) our Commercial Segment, which consists principally of enhanced communication technology for wireless networks, principally based on location-based services including our E9-1-1 application and other applications, and text messaging and (ii) our Government Segment, which designs, develops, deploys, supports and maintains secure and highly reliable information processing and communication solutions, mainly to government agencies.

Recent Acquisitions

Opportunistic acquisitions are part of our long-term corporate strategy. We pursue specific targets that complement our portfolio of existing products and services. Our aim is to explore business combinations through exclusivity rather than participation in auction processes, which we believe enables favorable pricing and expedited execution. We believe we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, amounts available under our existing debt capacity, additional borrowings or from the issuance of additional securities. We evaluate the financial impact of any potential acquisition and associated financing with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

On January 31, 2011, we acquired privately-held Trident Space & Defense, LLC, a leading provider of engineering and electronics solutions for global space and defense markets, located in Torrance, California. Consideration for the acquisition includes the payment of cash and three million shares of TCS Class A common stock. Trident will bring significant advantages to TCS and expand the overall market reach of the combined entities. The majority of Trident’s business is from international customers which we expect to help TCS grow in those markets and move Trident’s solutions into the U.S. military and space markets. Trident also adds engineering and design depth.

No acquisitions were made in 2010 or 2008. During 2009, our company completed four acquisitions, the details of which are described in the Business Section and in Financial Statement Footnote 2 of this report on Form 10-K. The 2009 acquisitions were:

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

Indicators of Our Financial and Operating Performance

Our management monitors and analyzes a number of performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

•	Revenue and gross profit. We derive revenue from the sales of systems and services including recurring monthly service and subscriber fees, maintenance fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing and communication systems and components for governmental agencies.

•	Gross profit represents revenue minus direct cost of revenue, including certain non-cash expenses. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, amortization of software development costs, non-cash stock based compensation, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of software development costs, including acquired technology, is associated with the recognition of revenue from our Commercial Segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as non-cash stock compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations. Other important sources of our liquidity are our capacity to borrow, including our bank credit and term loan facility and through other markets; lease financings for the purchase of equipment; and access to the public equity market.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenue outstanding as important indicators of our financial health.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in 2010 to 2009 and 2009 to 2008 is affected by our 2009 acquisitions. Because the most significant acquisition activity occurred in the mid to late fourth quarter of 2009, the impact of acquisitions on 2009 revenue and cost and expense totals was small. Where changes in our results of operations from fiscal 2010 compared to 2009 and 2009 compared to 2008 are clearly related to the acquisitions, such as revenue and increases in amortization of intangibles, we quantify the effects in the discussion that follows. Operation of the acquired businesses has been fully integrated into our existing operations during 2010. Our acquisitions did not result in our entry into a new line of business or product category; they added products and services with features and functionality similar to our previous operations.

Revenue and Cost of Revenue

The following discussion addresses the revenue, cost of revenue, and gross profit from our company’s two business segments.

Commercial Segment

			2010 vs. 2009			2009 vs. 2008
($ in millions)	2010	2009	$	%	2008	$	%

Services revenue	$169.0	$89.7	$79.3	88%	$64.4	$25.3	39%
Systems revenue	32.7	37.6	(4.9)	(13%)	37.4	0.2	1%

Total Commercial Segment revenue	201.7	127.3	74.4	58%	101.8	25.5	25%

Direct cost of services	85.7	35.3	50.4	143%	32.4	2.9	9%
Direct cost of systems	14.4	10.6	3.8	36%	8.9	1.7	19%

Total Commercial Segment cost of revenue	100.1	45.9	54.2	118%	41.3	4.6	11%

Services gross profit	83.3	54.4	28.9	53%	32.0	22.4	70%
Systems gross profit	18.3	27.0	(8.7)	(32%)	28.5	(1.5)	(5%)

Total Commercial Segment gross profit(1)	$101.6	$81.4	$20.2	25%	$60.5	$20.9	35%

Segment gross profit as a percent of revenue	50%	64%			59%

(1)	See discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

Commercial Services Revenue and Cost of Revenue:

Services revenue includes hosted Location Based Service (“LBS”) applications including turn-by-turn navigation, people-finder, asset tracker and E9-1-1 service for wireless and E9-1-1 for Voice over Internet Protocol (“VoIP”) service providers, and hosted wireless LBS infrastructure. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Subscriber service revenue is generated by client software applications for wireless subscribers, generally on a per-subscriber per month basis. Hosted LBS service and E9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Service Answering Points (“PSAPs”), or the number of customer subscribers or sessions using our technology. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.

Commercial services revenue increased $79.3 million or 88% over 2009 from increased subscriber revenue for LBS applications, as a result of the LocationLogic and NIM acquisitions in 2009, additional service connection deployments of our E9-1-1 services for cellular and VoIP service providers, and an increase in software maintenance revenue. Approximately $83 million of 2010 subscriber services revenue may be ascribed to the businesses acquired during 2009. Our commercial services revenue increased $25.3 million or 39% in 2009 from 2008 from increased subscriber revenue for LBS applications, more service connection deployments of our E9-1-1 services for cellular and VoIP service providers, and an increase in software maintenance revenue. Approximately $13 million of 2009 subscriber services revenue may be ascribed to the LocationLogic and NIM businesses.

The direct cost of our services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs, and equipment and software maintenance. Direct costs of services revenue increased 143% for 2010 over 2009 and 9% for 2009 over 2008, primarily due to increases in labor and other direct costs related to addition of the acquired businesses, and custom development work responding to customer requests and deployment requirements for VoIP E9-1-1 technology. The direct cost of services includes amortization of capitalized software development costs of $6.7 million and $0.3 million in 2010 and 2009, respectively. The direct costs of services for 2008 did not include any amortization of capitalized software development costs.

Commercial services gross profit for the year ended December 31, 2010 was $83.3 million, 53% higher than in 2009 as a result of higher revenue, improved operating efficiencies, and the full year inclusion of the 2009 acquisitions. Commercial services gross profit for the year ended December 31, 2009 was 70% higher than in 2008 as a result of higher revenue, improved operating efficiencies and the partial year inclusion of the 2009 acquisitions.

Commercial Systems Revenue and Cost of Revenue:

We sell communication systems to wireless carriers incorporating our licensed software for non-voice carrier services, mainly for location-based services and text messaging. Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue.

Commercial systems revenue in 2010 was $32.7 million compared to $37.6 million in 2009. Commercial systems revenue decreased primarily due to lower sales of text messaging software licenses, partly offset by higher revenue from sales of location-based infrastructure systems. The rate of growth in the use of text messaging declined in 2010, affecting our sales of new licenses and is expected to continue into 2011. Commercial systems revenue in 2009 was 1% higher than in 2008 due to higher sales of text messaging software licenses and location platform systems, partly offset by reduced equipment-component revenue for a customer hardware refresh in 2008 with no comparable project in 2009.

The direct cost of commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, and consulting fees as well as the amortization of acquired and capitalized software development costs. The direct cost of commercial systems increased 36% in 2010 compared to 2009, reflecting an increase in labor and direct costs for customer-requested custom messaging and location-based system development projects. The direct cost of commercial systems increased 19% in 2009 compared to 2008 primarily due to costs of location platform systems projects. The direct cost of the license component of systems is normally very low, and the gross profit very high since much of the software development cost was expensed in prior periods, so that changes in the license component of the systems revenue mix significantly affects the average gross margin in a period. The direct cost of systems includes amortization of capitalized software development costs of $2.6 million, $2.8 million, and $2.1 million, respectively, in 2010, 2009, and 2008.

Our commercial systems gross profit was $18.3 million in 2010, down 32% or $8.7 million from 2009, as messaging license sales declined and were a lower portion of the year’s revenue mix. Our commercial systems gross profit was $27.0 million in 2009, a 5% or $1.5 million decrease from 2008.

Government Segment

			2010 vs. 2009				2009 vs. 2008
($ in millions)	2010	2009	$	%		2008	$	%

Services revenue	$93.3	$62.2	$31.1	50%		$36.9	$25.3	69%
Systems revenue	93.8	110.6	(16.8)	(15%	)	81.4	29.2	36%

Total Government Segment revenue	187.1	172.8	14.3	8%		118.3	54.5	46%

Direct cost of services	66.5	48.8	17.7	36%		29.2	19.6	67%
Direct cost of systems	84.2	91.5	(7.3)	8%		68.3	23.2	34%

Total Government Segment cost of revenue	150.7	140.3	10.4	7%		97.5	42.8	44%

Services gross profit	26.8	13.4	13.4	100%		7.7	5.7	74%
Systems gross profit	9.6	19.1	(9.5)	50%		13.1	6.0	46%

Total Government Segment gross profit(1)	$36.4	$32.5	$3.9	12%		$20.8	$11.7	56%

Segment gross profit as a percent of revenue	19%	19%				18%

(1)	See discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

For 2010, Government Segment revenue increased 8%, reflecting an increase in services and a decline in systems revenue. Government Segment revenue in 2009 and 2008 increased 46% and 72%, respectively, reflecting increases in both services and systems volume. Since 2006 we have been one of six vendors selected by the U.S. Army to provide secure satellite services and systems under a five-year Worldwide Satellite Systems (WWSS) contract vehicle, with a maximum value of up to $5 billion for the six vendors. The WWSS contract vehicle is expected to continue to contribute significant government systems sales through 2011. The Company’s Government Segment has been awarded participation as a prime or sub-contractor to provide similar wireless technology under several other contract vehicles.

Government Services Revenue and Cost of Revenue:

Government services revenue primarily consists of professional communications engineering and field support, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite including resale of satellite airtime. System maintenance fees are collected in advance and recognized ratably over the maintenance periods. Government services revenue increased to $93.3 million in 2010 from $62.2 million in 2009 and $36.9 million in 2008. These increases were generated as a result of the revenue contributions from the Solvern and Sidereal acquisitions in late 2009, as well as by new and expanded-scope contracts for satellite airtime services using our teleport facilities, and field support.

Direct cost of government service revenue consists of compensation, benefits and travel incurred in delivering these services, as well as satellite space segment purchased for resale. These costs increased as a result of the increased volume of service in all three years.

Our gross profit from government services increased to $26.8 million in 2010 from $13.4 million in 2009 and $7.7 million in 2008. Higher gross profit in 2010 was realized from volume increases in professional services, including from businesses acquired in late 2009, as well as higher teleport usage, and maintenance on the installed base of systems. Gross profit in 2009 increased over 2008 as a result of higher revenue for maintenance and satellite services with improved utilization of our facilities and satellite airtime.

Government Systems Revenue and Cost of Revenue:

We generate government systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable satellite-based and line-of-sight deployable systems, and integration of these systems into customer networks. These are largely variations on our SwiftLink products, which are lightweight, secure, deployable communication kits, sold mainly to units of the U.S. Departments of Defense and other federal agencies. Government systems sales decreased to $93.8 million in 2010 from $110.6 million in 2009, reflecting changes in sales volume of our SwiftLink           and deployable communications systems due to lower volume of sales due to federal budget pressures on defense vendors and the timing of government project funding. Government systems sales increased to $110.6 million in 2009 from $81.4 million in 2008 this increase is primarily due to volume from the fulfillment of task orders under the WWSS 5-year contract vehicle, for which TCS was one of six awardees in 2006.

The cost of our government systems revenue consists of purchased system components, compensation and benefits, the costs of third-party contractors, and travel. These costs have varied over the three years presented as a direct result of changes in volume. These equipment and third-party costs are variable for our various types of products, and margins may fluctuate between periods based on pricing and product mix.

Our government systems gross profit was $9.6 million in 2010, down from $19.1 million in 2009 due to lower volume and a proportion of lower margin equipment pass-through sales. The increase in gross profit in 2009 to $19.1 from $13.1 in 2008 is primarily due to higher sales volume under the WWSS procurement vehicle.

Operating Expenses

Research and Development Expense:

			2010 vs. 2009			2009 vs. 2008
($ in millions)	2010	2009	$	%	2008	$	%

Research and development expense	$30.1	$22.3	$7.8	35%	$16.2	$6.1	38%
Percent of revenue	8%	7%			7%

Our research and development expense consists of compensation, benefits, and a proportionate share of facilities and corporate overhead. The costs of developing software products are expensed prior to establishing technological feasibility. Technological feasibility is established for our software products when a detailed program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products including software hosted in network operations centers. These costs primarily include compensation and benefits as well as costs associated with using third-party laboratory and testing resources. We expense such costs as they are incurred unless technological feasibility has been reached, and we believe that capitalized costs will be recoverable, in which case we capitalize and amortize them over the product’s expected life.

We incur R&D expense for software applications which are being marketed to new and existing customers on a global basis. Throughout 2010, 2009, and 2008, research and development was primarily focused on wireless location-based infrastructure, middleware, and applications (including navigation, people and asset-locator, and cellular E9-1-1) VoIP E9-1-1, text messaging deliverables, and highly reliable tactical communication solutions. Management continually assesses our spending on research and development to ensure resources are focused on technology that is expected to achieve the highest level of success.

Research and development expense increased 35% in 2010 from 2009, primarily as a result of expenditures to improve location-based application software for VoIP and Wireless E9-1-1, and application businesses acquired in 2009. Research and development expense increased 38% in 2009 from 2008, primarily as a result of increased software development labor costs for continued work on location-based products (including those of businesses acquired in 2009), electronic map applications, VoIP and wireless E9-1-1, text messaging, and deployable satcom technology.

Our research and development expenditures and acquisitions have yielded a portfolio of more than 130 patents, and more than 300 patent applications are pending, primarily for wireless messaging and location technology. We believe that the intellectual property represented by these patents is a valuable asset that will contribute positively to our results of operations in 2011 and beyond.

Sales and Marketing Expense:

			2010 vs. 2009			2009 vs. 2008
($ in millions)	2010	2009	$	%	2008	$	%

Sales and marketing expense	$23.9	$16.0	$7.9	49%	$13.7	$2.3	17%
Percent of revenue	6%	5%			6%

Our sales and marketing expense includes fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements, and participation in industry conferences including our annual SwiftLink Users Forum. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. government, primarily through direct sales professionals. Sales and marketing costs increased 49%, 17% and 15% in 2010, 2009 and 2008, respectively, as a result of adding additional sales personnel, increased variable compensation, broader trade event visibility, and support of business acquired in 2009.

General and Administrative Expense:

			2010 vs. 2009			2009 vs. 2008
($ in millions)	2010	2009	$	%	2008	$	%

General and administrative expense	$37.2	$35.4	$1.8	5%	$28.2	$7.2	26%
Percent of revenue	10%	12%			13%

General and administrative (G&A) expense consists primarily of management, finance, legal, human resources and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The increase in 2010 and 2009 includes increased costs to support our 2009 acquired businesses, as well as investments for process control, legal and professional costs associated with protection and monetization of intellectual property, offset by lower expenses for variable compensation based mainly on profit and growth performance metrics. Approximately $3 million of fees and expenses were incurred during the fourth quarter of 2009 in connection with closing the NIM acquisition.

Depreciation and Amortization of Property and Equipment:

			2010 vs. 2009			2009 vs. 2008
($ in millions)	2010	2009	$	%	2008	$	%

Depreciation and amortization of property and equipment	$9.7	$6.0	$3.7	62%	$5.9	$0.1	2%
Average gross cost of property and equipment	$81.9	$60.7	$21.2	35%	$50.4	$10.3	20%

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements, as well as amortization of capitalized software developed for internal use, including for hosted applications. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets, generally range from five years for furniture, fixtures, and leasehold improvements to three to four years for most other types of assets including computers, software, telephone equipment and vehicles. Our depreciable asset base increased in 2010 primarily as a result of additions to property and equipment including purchases of about $28 million. In 2009, our depreciable asset base increased primarily as a result of property and equipment acquired with our four acquisitions during 2009, and organic capital spending of about $10 million.

Amortization of Acquired Intangible Assets:

			2010 vs. 2009			2009 vs. 2008
($ in millions)	2010	2009	$	%	2008	$	%

Amortization of acquired intangible assets	$4.7	$0.9	$3.8	422%	$0.1	$0.8	800%

The amortization of acquired non-goodwill intangible assets relates to the 2009 acquisitions of wireless location-based application and infrastructure technology assets acquired from LocationLogic and NIM, and the cyber security assets acquired from Solvern, and Kivera digital mapping business assets acquired in 2004. These assets are being amortized over their useful lives of between five and nineteen years. The expense recognized in 2010 represents a full year of amortization of customer lists, customer relationships, coursework, and patents acquired during 2009, while the 2009 expense is includes partial year of such expense. The expense recognized in 2008 arose only from the 2004 Kivera acquisition, including customer lists and patents.

Patent-Related Gains, Net of Expenses:

			2010 vs. 2009			2009 vs. 2008
($ in millions)	2010	2009	$	%	2008	$	%

Patent-related gains, net of expenses	$—	$15.7	$(15.7)	(100%)	$8.1	$7.6	94%

In December 2009, the company reached a settlement of patent litigation under which Sybase paid TCS $23 million in January 2010 to license its patents related to cell phone carrier messaging technology. TCS incurred $7.3 million in legal and other expenses related to the settlement, yielding a net of $15.7 million to TCS. In June 2008, the company sold a wireless e-mail-related patent for net proceeds of $8.1 million, after legal fees and other costs, concluding litigation involving the patent.

Interest Expense:

			2010 vs. 2009			2009 vs. 2008
($ in millions)	2010	2009	$	%	2008	$	%

Interest expense incurred on bank and acquisition notes payable	$4.0	$0.7	$3.3	471%	$0.7	$—	NM
Interest expense incurred on 4.5% convertible notes financing	4.6	0.6	4.0	667%	—	0.6	100%
Interest expense incurred on capital lease obligations	0.8	0.4	0.4	100%	0.3	0.1	33%
Amortization of deferred financing fees	0.8	0.4	0.4	100%	0.2	0.2	100%
Less: capitalized interest	(0.2)	(0.1)	(0.1)	100%	(0.1)	—	NM

Total Interest and Financing Expense	$10.0	$2.0	$8.0	400%	$1.1	$0.9	82%

Interest expense is incurred under notes payable, convertible notes financing, and capital lease obligations and financing expense reflects amortization of deferred up-front financing expenditures at the time of contracting for financing arrangements, which are being amortized over the term of the note or the life of the facility. Overall our interest and financing expense increased in 2010 and 2009 as a result of the net increase in amount financed.

Interest on the bank term loan is at 0.5% plus the greater of (i) 4% per annum, or (ii) the bank’s prime rate, or an effective rate of 4.5% in 2010. Interest on our capital leases is primarily at stated rates averaging about 7%.We have a commercial bank line of credit that has not been used for borrowings, and has therefore generated no interest expense during the three years 2008-10. Interest on our line of credit borrowing would be at the greater of (i) 4% per annum, or (ii) the bank’s prime rate. Further details of our bank facility are provided under Liquidity and Capital Resources.

Our capital lease obligations include interest at various amounts depending on the lease arrangement. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year, and the interest under those leases, has remained relatively constant since 2007. The interest cost of capital lease financings increased over period reported due to additional funding.

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

On December 15, 2009, we issued $40 million in promissory notes as part of the consideration paid for the acquisition of NIM. The promissory notes bear simple interest at 6%, to be paid in three installments: $30 million paid December 15, 2010, $5 million due on June 15, 2011, and $5 million on December 15, 2011, subject to escrow adjustments. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS and subsidiaries.

Other Income, Net

			2010 vs. 2009			2009 vs. 2008
($ in millions)	2010	2009	$	%	2008	$	%

Foreign currency translation/ transaction (loss)/gain	$—	$—	$—	NM	$0.1	$(0.1)	(100%)
Miscellaneous other (expense)/ income	1.6	0.3	1.3	433%	0.1	0.2	200%

Total other income, net	$1.6	$0.3	1.3	433%	$0.2	0.1	50%

Other Income, net, includes adjustments to the estimated payments under earn-out arrangements that were part of two 2009 acquisitions, as well as interest income earned and realized gains on investment accounts and foreign currency translation/transaction gain or loss, which is dependent on fluctuation in exchange rates. We record the effects of foreign currency translation on our cash, receivables and deferred revenues that are stated in currencies other than U.S dollars.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Upon the adoption of ASC 740 on January 1, 2007, the estimated value of the Company’s uncertain tax positions was a liability of $2.7 million resulting from unrecognized net tax benefits which did not include interest and penalties and increased to $3.0 million as of December 31, 2010. The Company recorded the estimated value of its uncertain tax position by reducing the value of certain tax attributes. The Company would classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for 2010 and the consolidated balance sheet at December 31, 2010. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. and various state jurisdictions and with the 2009 acquisitions, expects to file income tax returns in several foreign jurisdictions. As of December 31, 2010, open tax years in the federal and some state jurisdictions date back to 1999, due to the taxing authorities’ ability to adjust operating loss carry forwards.

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

Deferred tax assets consist primarily of net operating loss and tax credit carryforwards as well as deductible temporary differences. Prior to 2008, the Company provided a full tax valuation allowance for federal and state deferred tax assets based on management’s evaluation that the Company’s ability to realize such assets did not meet the criteria of “more likely than not”. The Company has continuously evaluated additional facts representing positive and negative evidence in the determination of its ability to realize the deferred tax assets. In 2008, management has determined, as the result of cumulative income and anticipated future taxable income, that it was more likely than not that these deferred tax assets will be realized in the future. Accordingly, the Company determined that it was appropriate to reverse the deferred tax asset valuation, resulting in a benefit to deferred tax expense of $33.3 million for 2008.

Net Income

			2010 vs. 2009			2009 vs. 2008
($ in millions)	2010	2009	$	%	2008	$	%

Net income	$15.9	$28.3	$(12.4)	(44%)	$57.6	$(29.3)	(51%)

The impact on 2010 net income from Company’s higher revenue and gross profit was offset by the absence of the effect the 2009 one-time gain of $15.7 million net from the sale of a patent, by an increase in interest expense as a result of 2009 borrowings, and by an increase in operating expenses and depreciation and amortization expenses, primarily as a result of the 2009 acquisitions. Net income in 2009 was lower than for 2008, as the absence of the $33 million effect of the 2008 reversal of the deferred tax asset valuation allowance, and recording of a 2009 tax provision, all not offsetting the effect of higher 2009 revenue and operating profit.

Liquidity and Capital Resources

The following table summarizes our comparative statements of cash flow:

($ in millions)	2010	2009	2008

Net cash and cash equivalents provided by (used in):
Net income	$15.9	$28.3	$57.6
Add back non-cash charges	34.9	15.8	12.8
Deferred tax provision (benefit)	7.3	16.5	(34.0)
Net changes in working capital	15.3	(6.3)	(10.4)

Net operating activities	73.4	54.3	26.0
Investing activities:
Purchases of marketable securities, net	(36.7)	—	—
Acquisitions, net of cash acquired	—	(148.2)	—
Purchases of property and equipment	(28.3)	(10.1)	(7.0)
Capital purchases funded through leases	9.0	7.6	3.3

Purchases of property and equipment, excluding assets funded by leasing	(19.3)	(2.5)	(3.7)
Capitalized software development costs	(5.7)	(1.0)	(0.5)

Net investing activities	(61.7)	(151.7)	(4.2)
Financing activities:
Proceeds from issuance of convertible notes financing	—	103.5	—
Proceeds from bank and other borrowings	10.0	50.0	—
Payments on long-term debt and capital lease obligations	(41.6)	(30.0)	(7.7)
Purchase of call options	—	(23.8)	—
Sale of common stock warrants	—	12.9	—
Proceeds from exercise of warrants	—	1.7	2.5
Proceeds from exercise of employee options	3.7	5.5	6.4

Net financing activities	(27.9)	119.8	1.2
Net change in cash and cash equivalents	$(16.2)	$22.4	$23.0

Days revenue outstanding in accounts receivable including unbilled receivables	74	88	95

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, borrowings as described in the “Financing activities” below, as well as capital leases to fund fixed asset purchases.

Sources and uses of cash: The Company’s cash and cash equivalents balance was approximately $45.2 million at December 31, 2010, a $16.2 million decrease from $61.4 million at December 31, 2009.

Operating activities: Cash generated by operations increased to $73.4 million in 2010 from $54.3 million in 2009. Cash from operations for 2010 included the receipt of $15.7 million cash payment for a 2009 patent-related gain, and a reduction in working capital. The net reduction in working capital was comprised of an increase in deferred revenue due to timing of percentage of completion projects, a decrease in accounts receivable due to improvement in days revenue outstanding, offset by an increase in unbilled receivables and a decreased in accounts payable relating to the timing of vendor and customer payments under business agreement terms, and a decrease in accrued payroll and related liabilities due to the timing of payments. Cash from operating profits during 2010, 2009 and 2008 has been largely sheltered from income taxes due to the use of loss carry-forwards generated in prior years.

Investing activities: During the year ended 2010, the Company invested $36.7 million in marketable securities that are investment grade and are classified as available-for-sale, and management considers them to be substantially the same as cash equivalents. The Company’s primary objectives when investing are to preserve principal, maintain liquidity, and obtain higher yield. During 2009, cash of $148.2 million, net of cash acquired, was used for the completion of the acquisitions of LocationLogic, Solvern, Sidereal and NIM. Fixed asset additions not funded with capital lease financing in 2010, 2009, and 2008 were $19.3, $2.5, and $3.7 million, respectively. Investments made in the development of carrier software for resale which had reached the stage of development calling for capitalization increased by approximately $4.7 million in 2010 and $0.5 million in 2009, reflecting the scope and mix of software projects.

Financing activities: Financing activities for 2010 included the planned draw of $10 million remaining funds that were available under our $40 million 2009 Term Loan agreement with our commercial banks and capital leasing, offset by debt service payments. The Company paid $30 million in cash to settle the December 2010 installment of the obligation due to the sellers of NIM. Fixed asset purchases funded through capital leases were $9.0 million, $7.6 million and $3.3 million, respectively, for 2010, 2009, and 2008.

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

On December 15, 2009, we issued $40 million in promissory notes as part of the consideration paid for the acquisition of NIM. The promissory notes bear simple interest at 6% and are due in three installments: $30 million paid in December 2010, $5 million on the 18 month anniversary of the closing, and $5 million on the 24 month anniversary of the closing, subject to escrow adjustments. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS’s subsidiaries. As described above, the Company settled the first installment of $30 million in cash in December 2010.

On December 31, 2009, we increased our revolving line of credit (the “Line of Credit”) to $35 million from $30 million with our banks and extended the maturity date to June 2012 from June 2010. Availability under the Line of Credit is reduced by the amount of cash management services sublimit, which was $1.5 million at December 31, 2010. As of December 31, 2010, we had no borrowings outstanding under our bank Line of Credit and had approximately $33 million of unused borrowing availability under the line. Also on December 31, 2009, we refinanced facilities under our June 2009 commercial bank Revolving Credit and Term Loan agreement (the “Loan Agreement”). A $40 million five year term loan (the “Term Loan”) replaced the Company’s $20 million prior term loan with the bank. The company drew $30 million of the funds available. The remaining $10 million available was drawn September 2010. The term loan maturity date is June 2014.

The Line of Credit includes three sub-facilities: (i) a letter of credit sub-facility pursuant to which the bank may issue letters of credit, (ii) a foreign exchange sub-facility pursuant to which the Company may purchase foreign currency from the bank, and (iii) a cash management sub-facility pursuant to which the bank may provide cash management services (which may include, among others, merchant services, direct deposit of payroll, business credit cards and check cashing services) and in connection therewith make loans and extend credit to the Company. The principal amount outstanding under the Line of Credit accrues interest at a floating rate per annum equal to the rate which is the greater of (i) 4% per annum, or (ii) the bank’s most recently announced “prime rate,” even if it is not the Interest Rate. The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly. Our potential borrowings under the Line of Credit are reduced by the amounts of cash management services sublimit which totaled $1.5 million at December 31, 2010. As of December 31, 2010 there were no borrowings on our Line of Credit.

Under the Loan Agreement, the Company is obligated to repay all advances or credit extensions made pursuant to the Loan Agreement. The Loan Agreement is secured by substantially all of the Company’s tangible and intangible assets as collateral, except that the collateral does not include any of the Company’s intellectual property. The principal amount outstanding under the Term Loan accrues interest at a floating rate per annum equal to one-half of one percentage point (0.5%) plus the greater of (i) 4%, or (ii) the bank’s prime rate (3.25% at December 31, 2010). The initial draw of $30 million under the Term Loan is payable in sixty equal installments of $0.6 million of principal beginning on January 29, 2010 and the additional $10 million draw is payable in forty five equal installments of $0.2 million of principal which began on October 31, 2010. Interest is payable on a monthly basis. As of December 31, 2010, the total amount outstanding under the Term Loan was $32.7 million. Funds from the initial draw of $30 million on the Term Loan were used primarily to retire the June 2009 term loan and funds from the additional $10 million draw in September 2010 were used for general corporate purposes.

The bank Loan Agreement contains customary representations and warranties and events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that requires (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Company, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of their business or property; to change their business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber their property; to pay dividends or other distributions or enter into material transactions with an affiliate of the Company.

As of December 31, 2010, we were in compliance with the covenants related to the Loan Agreement and we believe that we will continue to comply with loan covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any standby letters of credit outstanding. For 2009 and 2008, we had standby letters of credit totaling approximately $1.6 million and $2.3 million, respectively, in support of processing credit card payments from our customers, as collateral with a vendor, and security for office space.

Contractual Commitments

As of December 31, 2010, our most significant commitments consisted of term debt and capital lease principal and interest, non-cancelable operating leases, and purchase obligations. Other long-term debt consists of contingent consideration included as part of the purchase price allocation of certain acquisitions, see Note 2 of the Consolidated Financial Statements. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of December 31, 2010 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total

Term loan from commercial bank	$10.6	$20.0	$4.7	$—	$35.3
4.5% Convertible notes obligation	4.7	9.3	108.2	—	122.2
Promissory notes payable	10.6	—	—	—	10.6
Other long-term debt	3.4	2.8	—	—	6.2
Capital lease obligations	6.0	8.7	1.1	—	15.8
Operating leases	5.5	9.2	6.5	4.2	25.4
Purchase obligations	7.8	1.4	—	—	9.2

Total contractual commitments	$48.6	51.4	$120.5	$4.2	$224.7

The preceding table does not reflect unrecognized tax benefits including interest as of year ended 2010 of $3.0 million as the Company is unable to estimate the timing of related future payments. The Company does anticipate the total amounts of unrecognized tax benefits to significantly increase in the next twelve months, see Note 16 to the Consolidated Financial Statements.

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

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. As discussed above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we have a $35 million line of credit. A hypothetical 100 basis point adverse movement (increase) in the prime rate would have increased our interest expense for the year ended December 31, 2010 by approximately $0.4 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

At December 31, 2010, we had cash and cash equivalents and marketable securities of $45.2 million and $36.3 million, respectively. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. Marketable securities consisted of corporate bonds, commercial paper, mortgage and asset backed securities, see Note 5. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have decreased our net income for 2010 by approximately $0.9 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

For the year ended December 31, 2010, we generated $12.5 million of revenue outside the U.S. A majority of our transactions generated outside the U.S. are denominated in U.S. dollars and a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of December 31, 2010, we had approximately $0.8 million of billed and $0.2 million unbilled accounts receivable that would expose us to foreign currency exchange risk. During 2010, our average receivables and deferred revenue subject to foreign currency exchange risk were $1.3 million and $0.8 million, respectively. We recorded an immaterial amount of transaction income on foreign currency denominated receivables and deferred revenue for the year ended December 31, 2010.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010, that are materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On December 31, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), as administrative agent and collateral agent, on behalf of several banks and other financial institutions that are parties to the Loan Agreement. On March 4, 2011, the Company and SVB modified the covenants in the Loan Agreement requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio. The Company was in compliance with the covenants under the Loan Agreement both before and after the modification of the covenants.

On March 4, 2011, Richard A. Kozak notified TeleCommunication Systems, Inc. (“TCS”) of his decision not to stand for re-election to the Board of Directors of TCS (the “Board”) effective immediately prior to the TCS 2011 annual meeting of stockholders. Mr. Kozak’s retirement from the Board is not due to any disagreement with TCS or the Board.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
TeleCommunication Systems, Inc. and subsidiaries

We have audited TeleCommunication Systems Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TeleCommunication Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TeleCommunication Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TeleCommunication Systems, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of TeleCommunication Systems, Inc. and subsidiaries and our report dated March 7, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
March 7, 2011

Part III

Item 10.	Directors , Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the information captioned “Board of Directors” and “Security Ownership of Certain Beneficial Owners and Management” to be included in the Company’s definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders, to be held on June 9, 2011 (the “Proxy Statement”).

The Company’s Code of Ethics and Whistleblower Procedures may be found at http://www1.telecomsys.com/investor_info/corp_governance.cfm.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TeleCommunication Systems, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of TeleCommunication Systems, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audit also included the financial statement schedule at Exhibit 12.1. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleCommunication Systems, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TeleCommunication System Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2011 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP

Baltimore, Maryland
March 7, 2011

TeleCommunication Systems, Inc.

Consolidated Balance Sheets
(amounts in thousands, except share data)

	December 31,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$45,220	$61,426
Marketable securities	36,307	—
Accounts receivable, net of allowance of $447 in 2010 and $389 in 2009	52,073	65,476
Unbilled receivables	32,358	23,783
Inventory	5,440	9,331
Deferred income tax assets	8,179	9,507
Receivable from settlement of patent matter	—	15,700
Income tax refund receivable	—	5,438
Other current assets	8,961	8,945

Total current assets	188,538	199,606
Property and equipment, net of accumulated depreciation and
amortization of $56,696 in 2010 and $46,960 in 2009	39,337	20,734
Software development costs, net of accumulated amortization of
$19,241 in 2010 and $9,941 in 2009	39,427	45,384
Acquired intangible assets, net of accumulated amortization of
$6,190 in 2010 and $1,526 in 2009	28,264	33,975
Goodwill	159,143	164,350
Other assets	8,100	8,176

Total assets	$462,809	$472,225

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$42,833	$52,999
Accrued payroll and related liabilities	13,570	19,265
Deferred revenue	18,063	9,938
Current portion of capital lease obligations and notes payable	24,519	39,731

Total current liabilities	98,985	121,933
Capital lease obligations and notes payable, less current portion	135,981	143,316
Non-current deferred income tax liabilities	8,382	15,435
Other long-term liabilities	3,916	5,755
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding
shares of 47,749,762 in 2010 and 46,157,025 in 2009	478	462
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares
of 5,741,334 in 2010 and 6,276,334 in 2009	57	63
Additional paid-in capital	297,585	283,733
Accumulated other comprehensive income	30	12
Accumulated deficit	(82,605)	(98,484)

Total stockholders’ equity	215,545	185,786

Total liabilities and stockholders’ equity	$462,809	$472,225

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Income
(amounts in thousands, except share and per share data)
(Unaudited)

	Year Ended December 31,
	2010	2009	2008

Revenue
Services	$262,279	$151,944	$101,359
Systems	126,524	148,143	118,783

Total revenue	388,803	300,087	220,142
Direct costs of revenue
Direct cost of services revenue	152,227	84,122	61,594
Direct cost of systems revenue	98,613	102,111	77,291

Total direct cost of revenue	250,840	186,233	138,885

Services gross profit	110,052	67,822	39,765
Systems gross profit	27,911	46,032	41,492

Total gross profit	137,963	113,854	81,257
Operating costs and expenses
Research and development expense	30,074	22,351	16,161
Sales and marketing expense	23,880	15,967	13,715
General and administrative expense	37,175	35,387	28,238
Depreciation and amortization of property and equipment	9,758	6,035	5,865
Amortization of acquired intangible assets	4,664	870	147

Total operating costs and expenses	105,551	80,610	64,126
Patent-related gains, net of expenses	—	15,700	8,060

Income from operations	32,412	48,944	25,191
Interest expense	(9,225)	(1,794)	(922)
Amortization of deferred financing fees	(750)	(401)	(180)
Other income, net	1,589	315	222

Income before income taxes	24,026	47,064	24,311
(Provision)/benefit for income taxes	(8,147)	(18,795)	33,257

Net income	$15,879	$28,269	$57,568

Net income per share-basic	$0.30	$0.59	$1.34

Net income per share-diluted	$0.28	$0.53	$1.23

Weighted average shares outstanding-basic	53,008	47,623	43,063
Weighted average shares outstanding- diluted	56,032	53,946	46,644

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income (Loss)	Deficit	Total

Balance at January 1, 2008	$349	$74	$227,987	$(125)	$(184,321)	$43,964
Options exercised for the purchase of 1,927,284 shares of Class A Common Stock	19	—	5,853	—	—	5,872
Issuance of 134,000 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	451	—	—	452
Exercise of warrants to purchase 1,050,000 shares of Class A Common Stock	11	—	2,510	—	—	2,521
Conversion of 425,000 shares of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options	—	—	3,758	—	—	3,758
Unrealized loss on securities and other	—	—	—	137	—	137
Net income for 2008	—	—	—	—	57,568	57,568

Balance at December 31, 2008	$385	$69	$240,559	$12	$(126,753)	$114,272
Options exercised for the purchase of 1,361,674 shares of Class A Common Stock	14	—	4,952	—	—	4,966
Issuance of 88,096 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	578	—	—	579
Exercise of warrants to purchase 700,002 shares of Class A Common Stock	7	—	1,673	—	—	1,680
Issuance of 1,393,715 shares of Class A Common Stock in connection with the acquisition of the assets of LocationLogic LLC	14	—	10,313	—	—	10,327
Issuance of 1,008,603 shares of Class A Common Stock in connection with the acquisition of Solvern Innovations, Inc.	10	—	9,098	—	—	9,108
Issuance of 244,200 shares of Class A Common Stock in connection with the acquisition of the assets of Sidereal Solutions, Inc.	2	—	1,963	—	—	1,965
Issuance of 2,236,258 shares of Class A Common Stock in connection with the acquisition of Networks In Motion, Inc	22	—	19,545	—	—	19,567
Purchase of call spread options	—	—	(23,775)	—	—	(23,775)
Sale of common stock warrants	—	—	12,959	—	—	12,959
Conversion of 600,000 shares of Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—
Issuance of Restricted Class A Common Stock	1	—	9	—	—	10
Stock compensation expense for issuance of Class A Common Stock options for continuing operations	—	—	5,859	—	—	5,859
Net income for 2009	—	—	—	—	28,269	28,269

Balance at December 31, 2009	$462	$63	$283,733	$12	$(98,484)	$185,786
Options exercised for the purchase of 722,368 shares of Class A Common Stock	7	—	2,379	—	—	2,386
Issuance of 308,790 shares of Class A Common Stock under Employee Stock Purchase Plan	3	—	1,274	—	—	1,277
Issuance of 26,579 Restricted Class A Common Stock	—	—	27	—	—	27
Conversion of 535,000 shares of Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—
Stock compensation expense for issuance of Class A Common Stock options	—	—	10,172	—	—	10,172
Net unrealized gain on securities and other	—	—	—	18	—	18
Net income for 2010	—	—	—	—	15,879	15,879

Balance at December 31, 2010	$478	$57	$297,585	$30	$(82,605)	$215,545

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Year Ended December 31
Operating activities:	2010	2009	2008

Net Income	$15,879	$28,269	$57,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,758	6,035	5,865
Amortization of acquired intangible assets	4,664	870	147
Amortization of software development costs	9,303	3,069	2,090
Deferred tax provision (benefit)	7,291	16,496	(34,045)
Stock-based compensation expense	10,172	5,859	3,758
Amortization of deferred financing fees	750	401	181
Impairment of marketable securities, capitalized software and other assets	225	811	802
Amortization of investment premiums and accretion of discounts, net	361	—	—
Other non-cash adjustments	(311)	(23)	(40)
Changes in operating assets and liabilities:
Accounts receivable, net	13,472	9,623	(41,403)
Unbilled receivables	(8,790)	2,681	(6,568)
Inventory	3,891	(6,616)	2,658
Other current assets	19,093	(18,222)	958
Other assets	(149)	(6,986)	187
Accounts payable and accrued expenses	(12,665)	7,914	21,886
Accrued payroll and related liabilities	(6,351)	(2,065)	12,328
Other liabilities	(1,345)	1,003	—
Deferred revenue	8,125	5,144	(336)

Subtotal — Changes in operating assets and liabilities	15,281	(7,524)	(10,290)

Net cash provided by operating activities	73,373	54,263	26,036
Investing activities:
Purchases of marketable securities	(38,850)	—	—
Proceeds from sale and maturity of marketable securities	2,199	—	—
Acquisitions, net of cash acquired	—	(148,239)	—
Purchases of property and equipment	(19,329)	(2,494)	(3,703)
Capitalized software development costs	(5,683)	(981)	(461)

Net cash used in investing activities	(61,663)	(151,714)	(4,164)
Financing activities:
Proceeds from issuance of convertible debt offering	—	103,500	—
Proceeds from issuance of long-term debt	10,000	50,000	—
Payments on long-term debt and capital lease obligations	(41,579)	(30,002)	(7,695)
Purchase of call options	—	(23,775)	—
Sale of common stock warrants	—	12,959	—
Proceeds from exercise of warrants	—	1,673	2,521
Proceeds from exercise of employee stock options and sale of stock	3,663	5,545	6,324

Net cash (used in)/provided by financing activities	(27,916)	119,900	1,150

Net (decrease)/increase in cash	(16,206)	22,449	23,022
Cash and cash equivalents at the beginning of the period	61,426	38,977	15,955

Cash and cash equivalents at the end of the period	$45,220	$61,426	$38,977

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

Description of Business

TeleCommunication Systems, Inc. develops and applies high-availability and secure mobile communications technology. We manage our business in two segments, Commercial and Government:

Commercial Segment.  Our commercial services and systems enable wireless carriers to deliver location-based information, internet content, short text messages, and other enhanced communication services to and from wireless phones. Our hosted commercial services include mobile location-based applications including turn-by-turn navigation, E9-1-1 call routing, and inter-carrier text message technology; that is, customers use our software functionality through connections to and from network operations centers, paying us monthly based on the number of subscribers, cell sites, or call center circuits, or message volume. We provide hosted services under contracts with more than 40 wireless carrier networks and VoIP service providers. We also earn subscriber revenue through wireless applications including our navigation, people finder, and asset tracking applications which are available via many wireless carriers. We earn carrier software-based systems revenue through the sale of licenses, deployment and customization fees, and maintenance fees, pricing for which is generally based on the volume of capacity purchased from us by the carrier.

Government Segment.  We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink® deployable communication systems which integrate high speed, satellite, and internet protocol technology, with secure Government-approved cryptologic devices. We also own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment,) and provide professional services including field support of our systems and cyber security training to the U.S. Department of Defense and other government and foreign customers. More than 2,500 of our deployable communication systems are in use for security, defense, and law enforcement activities around the world. In 2006, we were named one of six prime contractors on the U.S. Army’s WWSS contract vehicle, with a ceiling value of up to $5 billion in procurements through 2011.

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

Marketable Securities. The Company’s marketable securities are classified as available-for-sale. The Company’s primary objectives when investing are to preserve principal, maintain liquidity, and obtain higher yield. The Company’s intent is not specifically to invest and hold securities with longer term maturities. The Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s operating needs within the next twelve months. The securities are carried at fair market value based on quoted market price with net unrealized gains and losses in stockholders’ equity as a component of accumulated other comprehensive income. If the Company determines that a decline in fair value of the marketable securities is other than temporary, a realized loss would be recognized in earnings. Gains or losses on securities sold are based on the specific identification method and are recognized in earnings. We recorded immaterial net gains on the sale and maturity of marketable securities for the year ended December 31, 2010 in Other income, net.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Allowances for Doubtful Accounts Receivable. Substantially all of our accounts receivable are trade receivables generated in the ordinary course of our business. We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of significant past-due receivables and by establishing provisions for estimated losses by analyzing current and historical bad debt trends. Changes to our allowance for doubtful accounts are recorded as a component of general and administrative expenses in our accompanying Consolidated Statements of Income. Our credit and collection policies and the financial strength of our customers are critical to us in maintaining a relatively small amount of write-offs of receivables. We generally do not require collateral from or enter netting agreements with our customers. Receivables that are ultimately deemed uncollectible are charged-off as a reduction of receivables and the allowance for doubtful accounts.

Inventory. We maintain inventory of component parts and finished product for our Government deployable communications systems. Inventory is stated at the lower of cost or market value. Cost is based on the weighted average method. The cost basis for finished units includes manufacturing cost.

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

The Company assesses goodwill for impairment in the fourth quarter of each year, or sooner should there be an indicator of impairment. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others. As of December 31, 2010, the Company completed its annual assessment for goodwill impairment and determined that goodwill was not impaired.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Costs are capitalized when technological feasibility has been established. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. Costs that are capitalized include direct labor and other direct costs. These costs are amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, between three and five years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. Our policies to determine when to capitalize software development costs and how much to amortize in a given period require us to make subjective estimates and judgments. If our software products do not achieve the level of market acceptance that we expect and our future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods. The amortization of capitalized software development costs was recorded as a cost of revenue. The direct costs of services and systems included amortization of capitalized software developments costs of $6,741 and $2,562 in 2010, respectively, and $306 and $2,763 in 2009, respectively. In 2008, the amortization of capitalized software development costs of $2,090 were included in the direct costs of systems.

Acquired technology is amortized over the product’s estimated useful life based on the valuation procedures performed at the time of the acquisition. Amortization is calculated using the straight-line method or the revenue curve method, whichever is greater.

The Company capitalizes all costs related to software developed or obtained for internal use when management commits to funding the project and the project completes the preliminary project stage. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use.

Acquired Intangible Assets. Our acquired intangible assets have useful lives of 5 to 19 years. We are amortizing these assets using the straight-line method. Other than the 2009 acquisitions described in Note 2, we did not incur costs to renew or extend the term of acquired intangible assets during the year ended December 31, 2010.

Impairment of Long-Lived Assets. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable.

If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows that we expect to generate from these assets. If the assets are impaired, we recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair value of the assets using the appropriate valuation technique of market, income or cost approach. Assets to be disposed of are reported at the lower of carrying values or fair values, less estimated costs of disposal.

Deferred Compensation Plan. During 2009, the Company adopted a non-qualified deferred compensation arrangement to fund certain supplemental executive retirement and deferred income plans. Under the terms of the arrangement, the participants may elect to defer the receipt of a portion of their compensation and each participant directs the manner in which their investments are deemed invested. The funds are held by the Company in a rabbi trust which include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market, and are classified as trading securities. The funds are included in Other assets and the deferred compensation liability is included in Other long-term liability on the Consolidated Balance Sheets.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Other Comprehensive Income/(Loss). Comprehensive income/(loss) includes changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income/(loss) refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income, but excluded from net income. For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments for our foreign subsidiaries are included as a component of accumulated other comprehensive income/(loss) in stockholders’ equity. Also included are any unrealized gains or losses on marketable securities that are classified as available-for-sale.

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

Systems Revenue. We design, develop, and deploy communications systems. These systems may include packaged software licenses. Systems typically contain multiple elements, which may include the product license, installation, integration, and hardware. The total arrangement fee is allocated among each element based on vendor-specific objective evidence of the fair value of each of the elements. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of evidence of fair value of a delivered element, revenue is allocated first to the undelivered elements based on fair value and the residual revenue is allocated to the delivered elements. The software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. All fees are recognized as revenue when four criteria are met. These four criteria are (i) evidence of an arrangement (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) the fee is probable of collection. Software license fees billed and not recognized as revenue are included in deferred revenue. Systems containing software licenses include a 90-day warranty for defects. We have not incurred significant warranty costs on any software product to date, and no costs are currently accrued upon recording the related revenue.

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

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense totaled $124, $54, and $1, for the years ended December 31, 2010, 2009, and 2008, respectively.

Capitalized Interest. Total interest incurred, including amortization of deferred financing fees, was $10,178, $2,216, and $1,120 for the years ended December 31, 2010, 2009, and 2008, respectively. Approximately $203, $21, and $18 of total interest incurred was capitalized as a component of software development costs during the year ended December 31, 2010, 2009, and 2008 respectively.

Stock-Based Compensation. We have two stock-based employee compensation plans, which are described more fully in Note 18. Both the incentive stock option plan and the employee stock purchase plan, are considered equity plans. The fair value of stock option grants are estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the requisite service period of the options, which is generally three to five years. The employee stock purchase plan gives all employees an opportunity to purchase shares of our Class A common stock at a discount of 15% of the fair market value.

Research and Development Expense. We incur research and development costs which are primarily comprised of compensation and travel expenses related to our engineers engaged in the development and enhancement of new and existing software products. All costs are expensed as incurred.

Income Taxes. Income tax amounts and balances are accounted for using the asset and liability method of accounting for income taxes as prescribed by ASC 740. Under this method, deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company recognizes the benefits of tax positions in the financial statements if such positions are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, based on the Company’s judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. At December 31, 2010, we had unrecognized tax benefits totaling approximately $3.0 million. The determination of these unrecognized amounts requires significant judgments and interpretation of complex tax laws. Different judgments or interpretations could result in material changes to the amount of unrecognized tax benefits.

Fair Value of Financial Instruments. The Company’s major categories of financial assets and liabilities subject to fair value measurements include cash and cash equivalents and marketable securities that are held as available-for-sale. Both categories use observable inputs only and are measured using a market approach based on quoted prices, see Note 15.

Recent Accounting Pronouncements. In October 2009, the FASB issued Accounting ASU 2009-14 to ASC topic 985, “Certain Revenue Arrangements That Include Software Elements” that removes tangible

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 will be applied prospectively for new or materially modified arrangements in fiscal years beginning after June 15, 2010 and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13 to ASC topic 605 “Revenue Recognition — Multiple Deliverable Revenue Arrangements.” This update addresses how to determine whether an arrangement involving multiple deliverables contains one or more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This update also established a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor — specified or third-party evidence is available. ASU 2009-13 may be applied retrospectively or prospectively for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-6 to ASC topic 850 “Improving Disclosures about Fair Value Measurements Accounting Standards Updates.” The updated guidance requires new disclosures about inputs and valuation techniques used in recurring and non-recurring fair value measurements and about significant transfers between the three levels of fair value measurements. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009 and were adopted by the Company in the second quarter of fiscal year 2010. The accounting update did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other “When to perform Step 2 of the Goodwill Value Measurements.” The updated guidance requires that for any reporting unit with a zero or negative carrying amount, an entity is required to perform Step 2 of the goodwill impairment test if it more than likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether adverse qualitative factors indicate that an impairment may exist. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect adoption to have a material impact on its consolidated results of operation and financial condition.

2.	Acquisitions

During 2009 the Company acquired four businesses. These acquisitions were accounted for using acquisition method; accordingly, their total estimated purchase prices are allocated to the net tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of the effective date of the acquisition. The preliminary allocations of purchase price were based upon management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, and such estimates and assumptions have been finalized and reported in the following tables. For income tax purposes, amortization of goodwill of $20.7 million arising from the 2009 acquisitions is expected to be deductible.

On May 19, 2009, the Company acquired substantially all the assets of LocationLogic, LLC (LocationLogic), formerly Autodesk, Inc’s location services business. The LocationLogic business is reported as part of TCS’s commercial services segment. The purchase price of the LocationLogic’s assets was $25 million, comprised of $15 million cash and $10 million, or approximately 1.4 million shares, in the Company’s Class A common stock. The acquisition was financed from a combination of available funds from operations and borrowings against the Company’s term debt facility.

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

The final fair value allocation of consideration for LocationLogic, Solvern and Sidereal (in thousands) is presented in aggregate:

Cash and cash equivalents	$137
Accounts receivable	3,956
Prepaid expenses and other current assets	205
Property and equipment	1,024
Capitalized software development costs	8,720
Other intangibles — customer list and other	12,346
Other assets	1,621
Accounts payable	(1,335)
Other accrued liabilities	(1,859)
Deferred tax liability, net	(3,078)

Total net assets	21,737
Goodwill	48,895

Total purchase price	$70,632

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired at the time of acquisition. The weighted average amortization period for the Other intangibles — customer list and other is approximately 6 years.

We completed the acquisition of Networks in Motion, Inc. (NIM) on December 15, 2009. The acquisition was made pursuant to an Agreement and Plan of Merger dated November 25, 2009 (the “Merger Agreement”.)

Under the terms of the Merger Agreement, (i) an aggregate amount in cash equal to $110 million, plus or minus customary working capital and excess cash adjustments; (ii) 2,236,258 shares of Class A common stock, par value $0.01 per share, of the Company; (iii) an aggregate of $20 million principal amount payable in promissory notes of the Company, which mature on the one-year anniversary of the closing date of the acquisition; and (iv) an aggregate of $20 million principal amount payable in promissory notes of the Company, $10 million of which matures on the one-year anniversary of the closing date of the acquisition, $5 million of which matures on the date which is eighteen months following the closing date of the acquisition and $5 million of which matures on the second anniversary of the closing date of the acquisition. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS’s subsidiaries.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The final allocation of fair value of consideration for NIM at acquisition date (in thousands) is:

Cash and cash equivalents	$1,691
Accounts receivable	12,864
Prepaid expenses and other current assets	7,621
Property and equipment	3,293
Capitalized software development costs	34,405
Other intangibles — customer relationships	20,138
Other assets	147
Accounts payable	(3,647)
Other accrued liabilities	(5,973)
Deferred revenue	(445)
Deferred tax liability, net	(7,465)

Total net assets	62,629
Goodwill	108,434

Total purchase price	$171,063

The value assigned to NIM’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of the acquisition date, taking into consideration estimated future attrition. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net of capital charges for other tangible and intangible assets that contribute to the projected cash flow from those customers. The projected revenues were based on assumed revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue. Net capital charges for assets that contribute to projected customer cash flow were based on the estimated fair value of those assets. A discount rate of 18% was deemed appropriate for valuing the existing customer base and was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital and the risk of other tangible and intangible assets. TCS is amortizing the value of NIM’s customer relationships using a straight-line basis over seven and half years. Amortization of customer relationships is not deductible for tax purposes.

The value assigned to NIM’s acquired technology was determined by discounting the estimated future cash flows to existing and new customer sales projections. The existing technology discounted cash flows were determined by discounting a royalty charge for the use of NIM’s technology sold to existing customers. The valuation of existing technology was then added to the present value of the new technology intangible, which was based on a discounted value on the projection of future sales. The revenue projections used to value the developed technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by NIM and its competitors. A discount rate of 18% was deemed appropriate for valuing developed technology and was based on the risks associated with the respective cash flows, taking into consideration the Company’s weighted average cost of capital. TCS is amortizing the developed technology on a straight-line basis or on the revenue curve method, whichever is greater, over the product’s estimated useful life between three and five years and is included as part of cost of services revenue. Amortization of developed technology is not deductible for tax purposes.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

NIM’s acquired intangibles and useful lives are summarized in the following table:

	As of
	December 15, 2009	Useful lives

Definite-lived intangible amortization (in thousands)
Capitalized software development costs	$34,405	5.0 years
Customer relationships	20,138	7.5 years

Total	$54,543

Of the total purchase price, approximately $108.4 million is allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired at the time of acquisition.

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

	Pro Forma Year	Pro Forma Year
	Ended December 31, 2009	Ended December 31, 2008

Pro forma information (in thousands, except share and per share data)
Revenue	$369,413	$261,680
Net income	$30,855	$57,312
Weighted average common share outstanding	49,762	45,299
Diluted weighted average share outstanding	64,853	58,882
Basic earnings per share	$0.62	$1.27

Diluted earnings per share	$0.52	$1.02

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

3.	Income Per Share

Basic income per share is based upon the average number of shares of common stock outstanding during the period. Stock options to purchase approximately 6.0 million, 2.0 million and 2.6 million shares were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive for the years ended 2010, 2009, and 2008, respectively.

For the year ended December 31, 2010, 10 million shares related to the 4.5% convertible notes issued in 2009 were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. Concurrent with the issuance of the convertible notes the Company entered into convertible note hedge and warrant transactions. If the Company’s share price is greater than $12.74 per share for any period presented, the warrants would be dilutive to the Company’s earnings per share. If the Company’s share price is greater than $10.35 than the note hedge would be anti-dilutive to the Company’s earnings. For the year ended December 31, 2010, the Company’s share price was less than the warrant exercise price of $12.74 therefore no value was assigned as anti-dilutive in the table below.

These potentially dilutive securities consist of stock options, restricted stock, and warrants as discussed in Notes 1 and 18, using the treasury-stock method and from convertible notes as discussed in Note 12, using the “if converted” method.

The following table summarizes the computations of basic and diluted earnings per share for the years ended December 31:

	2010	2009	2008

Numerator:
Net income, basic	$15,879	$28,269	$57,568
Adjustment for assumed dilution:
Interest on convertible notes, net of taxes	—	380	—

Net income, diluted	$15,879	$28,649	$57,568

Denominator:
Total basic weighted-average common shares outstanding	53,008	47,623	43,063
Net effect of dilutive stock options based on treasury stock method	3,024	4,797	3,195
Net effect of dilutive warrants based on treasury stock method	—	292	386
Net effect of dilutive 4.5% convertible notes	—	1,234	—

Adjusted weighted average diluted shares	56,032	53,946	46,644

Net income per share — basic	$0.30	$0.59	$1.34

Net income per share-diluted	$0.28	$0.53	$1.23

4.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $9,031, $7,566, and $3,343 during the years ended December 31, 2010, 2009, and 2008, respectively.

Interest paid totaled $8,627, $1,138, and $922 during the years ended December 31, 2010, 2009, and 2008, respectively.

Income taxes and estimated state income taxes paid totaled $3,137, $1,366 and $559 during the years ended December 31, 2010, 2009, and 2008, respectively.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

5.	Marketable Securities

The following is a summary of available-for-sale marketable securities at December 31, 2010:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value

Corporate bonds	$25,578	$46	$(25)	$25,599
Mortgage-backed and asset-backed securities	4,962	5	(5)	4,962
Agency bonds	5,000	1	(5)	4,996
Commercial paper	750	—	—	750

Total marketable securities	$36,290	$52	$(35)	$36,307

The following table summarizes the original cost and estimated fair value of available-for-sale marketable securities by contractual maturity at December 31, 2010:

	Original
	Cost	Fair Value

Due within 1 year or less	$12,086	$12,000
Due within 1-2 years	17,562	17,368
Due within 2-3 years	6,997	6,939

	$36,645	$36,307

6.	Unbilled Receivables

Unbilled receivables consist of the excess of revenue earned in accordance with generally accepted accounting principles over the amounts billed at contract milestones. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

7.	Inventory

Inventory consisted of the following at December 31:

	2010	2009

Component parts	$2,564	$5,658
Finished goods	2,876	3,673

Total inventory	$5,440	$9,331

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

8.	Property and Equipment

Property and equipment consisted of the following at December 31:

	2010	2009

Computer equipment	$53,365	$39,995
Computer software	34,539	20,721
Furniture and fixtures	3,217	2,695
Leasehold improvements	3,805	3,176
Land	1,000	1,000
Vehicles	107	107

Total property and equipment at cost at year end	96,033	67,694
Less: accumulated depreciation and amortization	(56,696)	(46,960)

Net property and equipment	$39,337	$20,734

9.	Acquired Intangible Assets and Capitalized Software Development Costs

Our acquired intangible assets and capitalized software development costs consisted of the following:

	December 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Customer lists and other	$12,952	$2,928	$10,024	$13,735	$1,151	$12,584
Customer relationships	20,138	2,818	17,320	20,402	113	20,289
Trademarks and patents	1,364	444	920	1,364	262	1,102
Software development costs, including acquired technology	58,668	19,241	39,427	55,325	9,941	45,384

Total acquired intangible assets and software dev. costs	$93,122	$25,431	$67,691	$90,826	$11,467	$79,359

Estimated future amortization expense:
Year ending December 31, 2011	$14,177
Year ending December 31, 2012	$13,956
Year ending December 31, 2013	$13,939
Year ending December 31, 2014	$11,945
Year ending December 31, 2015	$4,276
Thereafter	$9,398

$67,691

The weighted average amortization period for customer list and other is 7.6 years, customer relationships is 7.5 years, trademarks and patents is 11.3 years, and acquired technology included in software development costs is 5 years.

For 2010, 2009, and 2008 we capitalized $5,681, $982, and $461, respectively, of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. Accordingly, these costs have been capitalized and are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Preliminary gross carrying amounts of acquired intangibles have been adjusted during the year ended December 31, 2010 as a result of information not initially available when recording the initial purchase accounting, but in no instance later than 12 months from the acquisition date.

We routinely update our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets. During the third quarter of 2009, the Company wrote off $763 after determining certain capitalized software developments costs were not recoverable based on decreased projected revenues and sales pipeline. This expense is recorded within research and development on the Consolidated Statements of Income.

10.	Accounts Payable and Accrued Expenses

Our accounts payable and accrued expenses consisted of the following at December 31:

	2010	2009

Accounts payable	$17,912	$26,620
Accrued expenses	24,921	26,379

Total accounts payable and accrued expenses	$42,833	$52,999

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

The Line of Credit includes three sub-facilities: (i) a letter of credit sub-facility pursuant to which the bank may issue letters of credit, (ii) a foreign exchange sub-facility pursuant to which the Company may purchase foreign currency from the bank, and (iii) a cash management sub-facility pursuant to which the bank may provide cash management services (which may include, among others, merchant services, direct deposit of payroll, business credit cards and check cashing services) and in connection therewith make loans and extend credit to the Company. The principal amount outstanding under the Line of Credit accrues interest at a floating rate per annum equal to the rate which is the greater of (i) 4% per annum, or (ii) the bank’s most recently announced “prime rate,” even if it is not the bank’s lowest prime rate. The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly. Our potential borrowings under the Line of Credit are reduced by the amounts of cash management services sublimit which totaled $1,525 at December 31, 2010. As of December 31, 2010 and 2009, there were no borrowings on the line of credit and we had approximately $32,900 and $33,400, respectively, of unused borrowing availability under this line.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

12.	Long-Term Debt

Long-term debt consisted of the following at December 31:

	2010	2009

4.5% Convertible notes dated November 16, 2009	$103,500	$103,500
Promissory note payable to NIM sellers dated December 16, 2009	10,000	40,000
Term loan from commercial bank dated December 31, 2009	23,333	30,000
Term loan from commercial bank dated September 30, 2010	9,333	—

Total long-term debt	146,166	173,500
Less: current portion	(19,333)	(36,667)

Non-current portion of long-term debt	$126,833	$136,833

Aggregate maturities of long-term debt (including interest) at December 31, 2010 are as follows:

2011	$25,868
2012	14,848
2013	14,428
2014	112,886

Total long-term debt	$168,030

During 2009, the Company entered into multiple financing agreements to fund corporate initiatives.

On November 10, 2009, the Company sold $103,500,000 aggregate principal amount of 4.5% Convertible Senior Notes (the “Notes”) due 2014. The Notes are not registered and were offered under Rule 144A of the Securities Act of 1933. Concurrent with the issuance of the Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that are expected to reduce the potential dilution associated with the conversion of the Notes. Holders may convert the Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate will initially be 96.637 shares of Class A common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions, described below, is an increase in the effective conversion premium of the Notes to 60% above the November 10th closing price, to $12.74 per share.

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

On December 15, 2009, the Company issued $40 million in promissory notes as part of the consideration paid for the acquisition of NIM. The promissory notes bear simple interest at 6% and are due in three installments: $30 million paid in December 2010, $5 million on the 18 month anniversary of the closing, and $5 million on the 24 month anniversary of the closing, subject to escrow adjustments. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS’s subsidiaries.

On December 31, 2009, we refinanced our June 2009 commercial bank term loan agreement with a $40 million five year term loan (the “Term Loan”) that replaces the Company’s $20 million prior term loan. The Company initially drew $30 million of the term funds available with a maturity date in June 2014, and drew the remaining $10 million September 30, 2010. The principal amount outstanding under the Term Loan accrues interest at a floating rate per annum equal to the rate which is 0.5% plus the greater of (i) 4% per annum, or (ii) the banks prime rate (3.25% at December 31, 2010). The principal amount outstanding under the Term Loan is payable in sixty equal installments of principal of $0.6 million beginning on January 29, 2010 plus an additional forty five equal installments of principal of $0.2 million beginning October 31, 2010. Interest is payable on a monthly basis. Funds from the initial $30 million draw on the Term Loan were used primarily to retire the June 2009 term loan and funds from the additional $10 million drawn in September 2010 were used for general corporate purposes.

In June 2009, we financed a $20 million, five year term loan with interest calculated at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) 0.5% above the banks prime rate. The loan was repayable in monthly installments of $0.3 million plus interest. Funds provided in our June 2009 agreement were used primarily to retire our June 2007 five year bank term loan and for the acquisition of substantially all of the assets of LocationLogic.

Our bank Loan Agreement contains customary representations and warranties and events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that require (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the borrowers, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of its business or property; to change its business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber its property; to pay dividends or other distributions or enter into material transactions with an affiliate. As of December 31, 2010, we were in compliance with the covenants related to the Loan Agreement and we believe that we will continue to comply with our loan covenants in the foreseeable future. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

13.	Capital Leases

We lease certain equipment under capital leases. Property and equipment included the following amounts for capital leases at December 31:

	2010	2009

Computer equipment	$17,356	$10,356
Computer software	3,277	2,636
Furniture and fixtures	98	95
Leasehold improvements	33	33

Total equipment under capital lease at cost	20,764	13,120
Less: accumulated amortization	(6,928)	(3,934)

Net property and equipment under capital leases	$13,836	$9,186

Capital leases are collateralized by the leased assets. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout or the current fair market value capped at 18.5% of the original purchase price. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at December 31, 2010:

2011	$5,986
2012	5,160
2013	3,568
2014	1,075

Total minimum lease payments	15,789
Less: amounts representing interest	(1,455)

Present value of net minimum lease payments (including current portion of $5,186)	$14,334

14.	Common Stock

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Our assets and liabilities subject to recurring fair value measurements are summarized by measurement hierarchy as follows:

	Fair Value	Fair Value Measurements at
	as of	12/31/2010
	12/31/2010	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$45,220	$45,220	$—	$—
Corporate bonds	25,599	25,599
Mortgage-backed and asset-backed securities	4,962	4,962
Agency bonds	4,996	4,996
Commercial paper	750	750	—	—

Marketable securities	36,307	36,307	—	—
Deferred compensation plan investments	1,280	1,280	—	—

Assets at Fair Value	$82,807	$82,807	$—	$—

Liabilities:
Deferred compensation	$1,095	$1,095	$—	$—
Contractual acquisition earnouts	6,174	—	—	6,174

Liabilities at Fair Value	$7,269	$1,095	$—	$6,174

	Fair Value	Fair Value Measurements at
	as of	12/31/2009
	12/31/2009	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$61,426	$61,426	$—	$—
Deferred compensation plan investments	2,434	2,434	—	—

Assets at Fair Value	$63,860	$63,860	$—	$—

Liabilities
Deferred compensation	$2,554	$2,554	$—	$—
Contractual acquisition earnouts	7,753	—	—	7,753

Liabilities at Fair Value	$10,307	$2,554	$—	$7,753

The Company holds marketable securities that are investment grade and are classified as available-for-sale. The securities include corporate bonds, commercial paper, mortgage and asset backed securities that are carried at fair market value based on quoted market prices, see Note 5. The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. The funds held are all managed by a third party, and include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market. The related deferred compensation liabilities are valued based on the underlying investment selections held in each participant’s account. The contractual acquisition earnouts were part of the consideration paid for certain 2009 acquisitions. The fair value of the earnouts is based on probability-weighted payouts under different scenarios, discounted using a discount rate commensurate with the risk.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The following table provides a summary of the changes in the Company’s contractual acquisition earnouts measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2010:

Fair Value Measurements
Using Significant
Unobservable Inputs (level 3)

Balance at January 1, 2010	$7,753
Fair value adjustment recognized in earnings	(1,579)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at December 31, 2010	$6,174

The Company’s long-term debt consists of borrowings under a commercial bank term loan agreement, 4.5% convertible senior notes, and promissory notes payable to sellers of Networks in Motion, Inc., see Note 12. The long-term debt is currently reported at the borrowed amount outstanding and the fair value of the Company’s long-term debt approximates its carrying amount.

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be impaired. For the year ended December 31, 2010, there were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis.

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

The provision for income taxes consisted of the following at December 31:

	2010	2009	2008

Current:
Federal	$317	$1,242	$636
State	539	1,057	152

Total current	856	2,299	788
Deferred:
Federal	6,795	15,004	(29,938)
State	496	1,492	(4,107)

Total deferred	7,291	16,496	(34,045)

Total provision (benefit) for income taxes from continuing operations	$8,147	$18,795	$(33,257)

Prior to 2008, the Company recorded a full valuation allowance against its deferred tax assets due to uncertainty surrounding the realization of the benefits of such assets. For 2008, based on historical taxable income from continuing operations and projections for future taxable income, the Company determined that it is more likely than not that its deferred tax assets are expected to be realized, and reversed the valuation allowance. The reversal of the valuation allowance and other adjustments to the deferred tax assets resulted in the recognition of income tax benefits of $33,257 in 2008, $29,302 for federal and $3,955 for state.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

Significant components of our deferred tax assets and liabilities at December 31 were related to:

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$4,797	$10,488
Research and development tax credit carryforwards, net	6,721	1,880
Stock-based compensation expense	3,554	2,360
Depreciation and amortization	—	219
Reserves and accrued expenses	2,653	2,296
Alternative minimum tax credit	1,903	1,687
Deferred revenue	2,496	1,343
Deferred compensation	1,704	—
Other	412	91

Total deferred tax assets	24,240	20,364

Deferred tax liabilities:
Identifiable intangibles accounting	(15,776)	(22,069)
Capitalized software development costs	(5,253)	(2,845)
Cash to accrual adjustment	—	(676)
Depreciation and amortization	(2,613)	—
Other	(103)	(4)

Total deferred tax liabilities	(23,745)	(25,594)

Net deferred tax asset	495	(5,230)
Valuation allowance for net deferred tax asset	(698)	(698)

Net deferred tax liability in the consolidated balance sheets	$(203)	$(5,928)

At December 31, 2010, we had U.S. federal net operating loss carryforwards for income tax purposes of approximately $9.1 million plus $15.1 million of net operating losses from the excess tax benefits related to stock-based compensation deductions which will increase additional paid-in capital once the benefit is realized through a reduction of income taxes payable. Of the total $24.2 million approximately $10.8 million relates to net operating losses acquired in the Xypoint acquisition in 2001. The net operating loss carryforwards acquired in connection with the purchase of Xypoint in 2001 will begin to expire in 2018. The remaining net operating loss carryforwards will expire from 2019 through 2027.

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

The remaining U.S. federal net operating loss carryforwards may become subject to limitations under the Internal Revenue Code as well. We have state net operating loss carryforwards available which expire through 2027, utilization of which will be limited in a manner similar to the federal net operating loss carryforwards. At December 31, 2010, the Company had federal alternative minimum tax credit carryforwards of approximately $1.9 million, which are available to offset future regular federal taxes. Research and development credits of approximately $10.8 million will begin to expire in 2011.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The reconciliations of the reported income tax provision (benefit) to the amount that would result by applying the U.S. federal statutory rate of 35% to the income or loss from continuing operations for the year ended December 31, 2010 and 2009, and 34% in 2008 are as follows:

	2010	2009	2008

Income tax at statutory rate	$8,409	$16,472	$8,266
Change in valuation allowances	—	—	(45,053)
Write-down of tax attributes	—	—	874
Non deductible items	403	673	1,612
Non deductible stock compensation expense	2,025	681	473
Research and development tax credit	(2,161)	(395)	(230)
Change in tax rates on deferred assets/liabilities	—	96	(53)
State income taxes	748	1,261	1,066
Original issue discount amortization	(1,377)	(208)	—
Other	100	215	(212)

Income tax provision (benefit) as reported	$8,147	$18,795	$(33,257)

The Company adopted the provisions of ASC 740-20 effective January 1, 2007 and recorded a liability of $2.7 million resulting from unrecognized net tax benefits, which did not include interest and penalties, and increased it to $3.0 million as of December 31, 2010. It is reasonably possible that these unrecognized deferred tax benefits will be recognized in the next twelve months through the tax provision. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company recorded the estimated value of its uncertain tax positions by reducing the value of certain tax attributes.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (excluding interest, penalties and related tax carry forwards):

Total

Balance at December 31, 2007
Gross increases related to prior year tax positions	$2,736
Gross decreases related to prior year tax positions	—
Gross increases related to current year tax positions	—
Settlements/lapse in statute of limitation	—

Balance at December 31, 2009	$2,736
Gross increases related to prior year tax positions	—
Gross decreases related to prior year tax positions	—
Gross increases related to current year tax positions	534
Settlements/lapse in statute of limitation	—

Balance at December 31, 2009	$3,270
Gross increases related to prior year tax positions	—
Gross decreases related to prior year tax positions	(460)
Gross increases related to current year tax positions	170
Settlements/lapse in statute of limitation	—

Balance at December 31, 2010	$2,980

If the Company’s positions are sustained by the taxing authority in favor of the Company, approximately, $3.0 million (excluding interest and penalties) of uncertain tax position benefits would favorably impact the Company’s effective tax rate. The Company’s policy is to classify any interest and penalties accrued on any

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for the year ended December 31, 2010.

The Company files income tax returns in the U.S. and various state jurisdictions and with the acquisitions in 2009, expects to file income tax returns in several foreign jurisdictions. As of December 31, 2010, open tax years in the federal and some state jurisdictions date back to 1996, due to the taxing authorities’ ability to adjust operating loss carryforwards.

17.	Employee Benefit Plan

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the provisions of the plan, the Company may contribute a discretionary match. The plan may also contribute a non-elective contribution determined by the Company. For 2010, the Company matched 40% of employee deferrals. The Company contribution was $2,497, $1,646, and $798 for the years ended December 31, 2010, 2009, and 2008 respectively.

18.	Stock-based Compensation Plans

We maintain two stock-based compensation plans: a stock incentive plan, and an employee stock purchase plan.

Stock Incentive Plan. We maintain a stock incentive plan that is administered by our Compensation Committee of our Board of Directors. Options granted under the plan vest over periods ranging from one to five years and expire ten years from the date of grant. Under the plans, the Company may grant certain employees, directors and consultants options to purchase common stock, stock appreciation rights and restricted stock units. Options are rights to purchase common stock of the Company at the fair market value on the date of the grant. Stock appreciation rights are equity settled share-based compensation arrangements whereby the number of shares that will ultimately be issued is based upon the appreciation of the Company’s common stock and the number of awards granted to an individual. Restricted stock units are equity settled share-based compensation arrangements of a number of share of the Company’s common stock. Restricted stock unit holders do not have voting rights until the restrictions lapse.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

A summary of our stock option activity and related information consisted of the following for the years ended December 31 (all share amounts in thousands):

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	14,612	$5.32	11,676	$3.77	11,144	$3.69
Granted	3,057	6.53	4,768	8.71	3,056	3.57
Exercised	(722)	3.34	(1,362)	3.65	(1,927)	3.04
Expired	(249)	6.39	(26)	3.28	(70)	4.64
Forfeited	(1,252)	7.89	(444)	6.01	(527)	3.41

Outstanding, end of year	15,446	$5.42	14,612	$5.32	11,676	$3.77

Exercisable, at end of year	8,730	$4.40	6,986	$3.94	6,308	$4.12

Vested and expected to vest, at end of year	14,412	$5.31	13,181	$5.07	9,992	$3.84

Estimated weighted-average grant- date fair value of options granted during the year	$3.58		$4.86		$2.07

Weighted-average remaining contractual life of options outstanding at end of year	6.4 years		6.9 years		6.5 years

Total fair value of options vested during the year	$12,484		$4,465		$3,964

Intrinsic value of options exercised during the year	$2,659		$6,838		$7,084

Exercise prices for options outstanding at December 31, 2010 ranged from $1.07 to $9.86 as follows (all share amounts in thousands):

						Weighted-Average
			Weighted-Average			Remaining
		Weighted-Average	Remaining		Weighted-Average	Contractual Life
		Exercise Prices	Contractual Life	Options	Exercise Prices	of Options
	Options	of Options	of Options	Vested and	of Options Vested	Vested and
Exercise Prices	Outstanding	Outstanding	Outstanding (years)	Exercisable	and Exercisable	Exercisable (years)

$1.07 — $1.84	70	$1.68	2.01	70	$1.68	2.01
$1.92 — $2.99	2,309	$2.47	4.80	2,177	$2.47	4.77
$3.05 — $4.68	5,926	$3.44	5.94	3,735	$3.35	4.56
$4.83 — $7.45	2,171	$6.74	4.22	1,814	$6.73	3.43
$7.95 — $9.86	4,970	$8.64	8.75	934	$8.76	8.46

Total end of year	15,446			8,730

As of December 31, 2010, the aggregate intrinsic value of options outstanding was $12,587 and the aggregate intrinsic value of options vested and exercisable was $9,935. As of December 31, 2010, we estimate that we will recognize $20,675 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3.4 years.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

In calculating the fair value of our stock options using Black-Scholes for the years ended December 31, 2010, 2009, and 2008, respectively, our assumptions were as follows:

	For The Years Ended December 31,
	2010	2009	2008

Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate(%)	1.4%-2.8%	1.65%-2.61%	2.65%-3.33%
Volatility(%)	59%-60%	60%-64%	60%-67%
Dividend yield(%)	0%	0%	0%

For the years ended December 31, 2010, 2009, and 2008, the Company granted a total of 53,157, 30,213, and 20,556 of restricted shares of Class A Common Stock to directors and certain key executives. The restrictions expired at the end of one year for directors and expire in annual increments over three years for executives conditional on continued employment. The fair value of the restricted stock on the date of issuance is recognized as non-cash stock based compensation expense over the period over which the restrictions expire. We recognized $222, $155, and $105 of non-cash stock compensation expense related to these grants for the years ended December 31, 2010, 2009, and 2008, respectively. We expect to record future stock compensation expense of $117 as a result of these restricted stock grants that will be recognized over the remaining vesting period.

Employee Stock Purchase Plan. We have an employee stock purchase plan (the Plan) that gives all employees an opportunity to purchase shares of our Class A Common Stock. The Plan allows for the purchase of 2,384,932 shares of our Class A Common Stock at a discount of 15% of the fair market value. The discount of 15% is calculated based on the average daily share price on either the first or the last day of each quarterly enrollment period, whichever date is more favorable to the employee. Option periods are three months in duration. As of December 31, 2010, 1,489,355 shares of Class A Common Stock have been issued under the Plan. Compensation expense relating to the Employee Stock Purchase Plan was $225 for the year ended December 31, 2010 and was immaterial for the years ended December 31, 2009 and 2008.

As of December 31, 2010, our total shares of Class A Common Stock reserved for future issuance is comprised of:

(In thousands)

Stock incentive plan	9,087
Outstanding stock options	15,446
Convertible notes (see Note 12)	10,002
Note warrant hedge (see Note 12)	10,002
For B to A conversion	5,741
Employee stock purchase plan	896

Total shares restricted for future use	51,174

As of December 31, 2010, the composition of non-cash stock based compensation expense was as follows:

	2010	2009	2008

Direct costs of revenue	$6,397	$3,773	$2,494
Research and development expense	2,655	1,366	822
Sales and marketing expense	618	472	272
General and administrative expense	502	248	170

Total non-cash stock compensation expense	$10,172	$5,859	$3,758

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

19.	Operating Leases

We lease certain office space and equipment under non-cancelable operating leases that expire on various dates through 2017. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2010:

2011	$5,476
2012	4,956
2013	4,234
2014	3,629
2015	2,878
Beyond	4,250

$25,423

Our leases include our offices in Annapolis, Maryland under a lease expiring in March 2011, a second facility in Annapolis under a lease expiring in April 2013, a facility in Seattle, Washington under a lease expiring in September 2017, a facility in Oakland, California under a lease expiring August 2012, and we lease a production facility in Tampa, Florida under a lease expiring in December 2014. The Annapolis facilities are utilized for executive and administrative offices, as well as portions of our Commercial and Government Segments. The Seattle and Oakland facilities are utilized by our Commercial Segment and the Tampa facility is utilized by our Government Segment. As a result of our 2009 acquisitions, we lease office space in Aliso Viejo, California under a lease expiring in June 2013, offices in Tianjin, China under a lease expiring January, 2014, a facility in Calgary, Alberta, Canada under a lease expiring March 2014, a facility just outside of Atlanta, Georgia under a lease expiring April 2013 and an office space at the University of Maryland under a lease that expires March of 2011. During the year ended December 31, 2010, we entered into a lease agreement for a facility in Hanover, Maryland which will be used for additional hosted services used by our Commercial Segment. Future payments on all of our leases are estimated based on future payments including the minimum future rent escalations, if any, stipulated in the respective agreements.

Rent expense was $5,760, $3,938, and $4,079 for the years ended December 31, 2010, 2009, and 2008, respectively.

20.	Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenue, accounts receivable, and unbilled receivables from continuing operations are summarized in the following tables.

		% of Total Revenues For The Year Ended
		December 31,
Customer	Segment	2010	2009	2008

U.S. Government agencies and departments	Government	36%	44%	42%
Verizon Wireless (various divisions, directly and through channel)	Commercial	27%	22%	22%

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

	As of December 31, 2010		As of December 31, 2009
	Accounts	Unbilled	Accounts	Unbilled
Customer	Receivable	Receivables	Receivable	Receivables

U.S. Government agencies and departments	23%	61%	42%	43%
Verizon Wireless (various divisions, directly and through channel)	16%	17%	13%	14%

As of December 31, 2010, our total exposure to credit risk was $45,845 based on the amount due to us by the above customers. As of December 31, 2009, our exposure to such risks was $49,456. We did not experience significant losses from amounts due to us by any customers for the year ended December 31, 2010 or 2009.

21.	Business and Geographic Segment Information

Our two reporting segments are the Commercial Segment and the Government Segment.

Our commercial services and systems enable wireless carriers to deliver location-based information, internet content, short text messages, and other enhanced communication services to and from wireless phones. Our hosted commercial services include mobile location-based applications including turn-by-turn navigation, E9-1-1 call routing, and inter-carrier text message technology; that is, customers use our software functionality through connections to and from network operations centers, paying us monthly based on the number of subscribers, cell sites, or call center circuits, or message volume. We provide hosted services under contracts with more than 40 wireless carrier networks and VoIP service providers. We also earn subscriber revenue through wireless applications including our navigation, people finder, and asset tracking applications which are available via many wireless carriers. We earn carrier software-based systems revenue through the sale of licenses, deployment and customization fees, and maintenance fees, pricing for which is generally based on the volume of capacity purchased from us by the carrier.

We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink® deployable communication systems which integrate high speed, satellite, and internet protocol technology, with secure Government-approved cryptologic devices. We also own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment,) and provide professional services including field support of our systems and cyber security training to the U.S. Department of Defense and other government and foreign customers.

Management evaluates segment performance based on gross profit. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.

For the years ended December 31, 2010, 2009, and 2008, respectively, our revenue include approximately $12,503, $9,387, and $8,598 of revenue generated from customers outside of the United States.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

The following table sets forth results for our reportable segments as of December 31, 2010. All revenues reported below are from external customers. A reconciliation of segment gross profit to net loss for the respective periods is also included below:

	Year Ended December 31,
	2010			2009			2008
	Comm.	Gvmt	Total	Comm.	Gvmt	Total	Comm.	Gvmt	Total

Revenue
Services	$168,977	$93,302	$262,279	$89,715	$62,229	$151,944	$64,441	$36,918	$101,359
Systems	32,688	93,836	126,524	37,554	110,589	148,143	37,429	81,354	118,783

Total revenue	201,665	187,138	388,803	127,269	172,818	300,087	101,870	118,272	220,142

Direct costs of revenue
Direct cost of services	85,711	66,516	152,227	35,318	48,804	84,122	32,402	29,192	61,594
Direct cost of systems	14,406	84,207	98,613	10,608	91,503	102,111	8,993	68,298	77,291

Total Direct Costs	100,117	150,723	250,840	45,926	140,307	186,233	41,395	97,490	138,885

Gross profit
Services gross profit	83,266	26,786	110,052	54,397	13,425	67,822	32,039	7,726	39,765
Systems gross profit	18,282	9,629	27,911	26,946	19,086	46,032	28,436	13,056	41,492

Total Gross Profit	$101,548	$36,415	$137,963	$81,343	$32,511	$113,854	$60,475	$20,782	$81,257

	2010	2009	2008

Total segment gross profit	$137,963	$113,854	$81,257
Research and development expense	(30,074)	(22,351)	(16,161)
Sales and marketing expense	(23,880)	(15,967)	(13,715)
General and administrative expense	(37,175)	(35,387)	(28,238)
Depreciation and amortization of property and equipment	(9,758)	(6,035)	(5,865)
Amortization of acquired intangible assets	(4,664)	(870)	(147)
Interest expense	(9,225)	(1,794)	(922)
Amortization of debt issuance expenses	(750)	(401)	(180)
Patent-related gains, net of expenses	—	15,700	8,060
(Provision)/benefit for income taxes	(8,147)	(18,795)	33,257
Other income, net	1,589	315	222

Net income	$15,879	$28,269	$57,568

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

22.	Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009. The quarterly information has not been audited, but in our opinion, includes all normal recurring adjustments, which are, in the opinion of the Management, necessary for fair statement of the results of the interim periods.

	2010
	Three Months Ended
	(unaudited)
	March 31		June 30	September 30		December 31

Revenue	$90,917		$92,662	$102,949		$102,275

Gross profit	$33,549		$33,188	$36,739		$34,487

Net income	$5,010		$3,095	$4,322		$3,452

Earnings per share — basic	$0.10		$0.06	$0.08		$0.06

Earnings per share — diluted	$0.08	(1)	0.06	0.08	(1)	0.06

(1)	Shares issuable via the convertible notes are included if dilutive, in which case tax-effected interest expense on the debt is excluded from the determination of earnings per share — diluted, for March 31 and September 30 the shares issuable via the convertible notes were dilutive and the tax-effected interest expense of $0.7 and $0.8, respectively, was included in determining earnings per share.

	2009
	Three Months Ended
	(unaudited)
	March 31	June 30	September 30	December 31

Revenue	$70,501	$67,136	$71,609	$90,841

Gross profit	$25,244	$30,050	$28,211	$30,349

Income/(loss) from continuing operations	$4,867	$6,606	$5,411	$11,385

Earnings per share — basic	$0.11	$0.14	$0.11	$0.23

Earnings per share — diluted	$0.10	$0.13	$0.10	$0.20	(1)

(1)	Shares issuable via the convertible notes are included if dilutive, in which case tax-effected interest expense on the debt is excluded from the determination of earnings per share — diluted, for December 31 the shares issuable via the convertible notes were dilutive and the tax-effected interest expense of $0.4 was included in determining earnings per share.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)
(amounts in thousands, except share and per share data)

23.	Commitments and Contingencies

Our purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings and other long-term liabilities consists of contingent consideration included as part of the purchase price allocation of certain acquisitions, see Note 2. As of December 31, 2010 our total commitments from purchase obligations and other long-term liabilities consisted of the following:

	Within 12	1-3	3-5	More than
	Months	Years	Years	5 Years	Total

Purchase obligations	$7,824	$1,442	—	—	$9,266
Other long-term liabilities	3,353	2,821	—	—	6,174

Total contractual commitments	$11,177	$4,263	$—	$—	$15,440

The Company has been notified that some customers will or may seek indemnification under its contractual arrangements with those customers for costs associated with defending lawsuits alleging infringement of certain patents through the use of our products and services and the use of our products and services in combination with products and services of multiple other vendors. In some cases we have agreed to assume the defense of the case. In others, the Company will continue to negotiate with these customers in good faith because the Company believes its technology does not infringe the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. The Company cannot currently predict the outcome of these matters and the resolutions could have a material effect on our consolidated results of operations, financial position or cash flows.

In November 2001, a shareholder class action lawsuit was filed against us, certain of our current officers and a director, and several investment banks that were the underwriters of our initial public offering (the “Underwriters”): Highstein v. TeleCommunication Systems, Inc., et al., United States District Court for the Southern District of New York, Civil Action No. 01-CV-9500. The plaintiffs seek an unspecified amount of damages. The lawsuit purports to be a class action suit filed on behalf of purchasers of our Class A Common Stock during the period August 8, 2000 through December 6, 2000. The plaintiffs allege that the Underwriters agreed to allocate our Class A Common Stock offered for sale in our initial public offering to certain purchasers in exchange for excessive and undisclosed commissions and agreements by those purchasers to make additional purchases of our Class A Common Stock in the aftermarket at pre-determined prices. The plaintiffs allege that all of the defendants violated Sections 11, 12 and 15 of the Securities Act, and that the underwriters violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The claims against us of violation of Rule 10b-5 have been dismissed with the plaintiffs having the right to re-plead. On October 5, 2009, the Court approved a settlement of this and approximately 300 similar cases. On January 14, 2010, an Order and Final Judgment was entered. Various notices of appeal of the Court’s October 5, 2009 order were subsequently filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. We intend to continue to defend the lawsuit until the matter is resolved. We have purchased a Directors and Officers insurance policy which we believe should cover any potential liability that may result from these laddering class action claims, but can provide no assurance that any or all of the costs of the litigation will ultimately be covered by the insurance. No reserve has been recorded for this matter.

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

25.	Subsequent Event

Effective January 31, 2011, the Company completed the acquisition of privately-held Trident Space & Defense, LLC, a leading provider of engineering and electronics solutions for global space and defense markets. Consideration for the acquisition includes the payment of cash and three million shares of TCS Class A common stock.

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

Name	Title	Date

/s/ Maurice B. Tosé Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 7, 2011

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer) and Director	March 7, 2011

/s/ James M. Bethmann James M. Bethmann	Director	March 7, 2011

/s/ Clyde A. Heintzelman Clyde A. Heintzelman	Director	March 7, 2011

/s/ Jan C. Huly Jan C. Huly	Director	March 7, 2011

/s/ A. Reza Jafari A. Reza Jafari	Director	March 7, 2011

/s/ Jon B. Kutler Jon B. Kutler	Director	March 7, 2011

/s/ Richard A. Kozak Richard A. Kozak	Director	March 7, 2011

/s/ Weldon H. Latham Weldon H. Latham	Director	March 7, 2011

/s/ Richard A. Young Richard A. Young	Executive Vice President, Chief Operating Officer and Director	March 7, 2011

EXHIBIT INDEX

Exhibit
Numbers		Description

4.1		Amended and Restated Articles of Incorporation. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.2		Second Amended and Restated Bylaws. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
4.3		Form of Class A Common Stock certificate. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))
4.4		Indenture dated as of November 16, 2009, by and between the Company and The Bank of New York Mellon Trust Company, as Trustee (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.1		West Garrett Office Building Full service Lease Agreement dated October 1, 1997 by and between the Company and West Garrett Joint Venture. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))
10	.2†	Form of Indemnification Agreement. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))
10	.3†	Fourth Amended and Restated 1997 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2004 Annual Meeting of stockholders as filed with the SEC on June 17, 2004 (No. 000-30821))
10	.4†	First Amended and Restated Employee Stock Purchase Plan. (Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-136072))
10	.5†	401(k) and Profit Sharing Plan of the Company dated January 1, 1999. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51656))
10.6		Deed of Lease by and between Annapolis Partner, LLC and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.7†	Form of Incentive Stock Option Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)
10	.8†	Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)
10	.9†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.10		Fifth Amended and Restated 1997 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2007 Annual Meeting of stockholders as filed with the SEC on April 30, 2007 (No. 000-30821))
10	.11†	Employment Agreement dated February 1, 2010, by and between the Company and Richard A. Young (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)
10	.12†	Employment Agreement dated February 1, 2010, by and between the Company and Thomas M. Brandt, Jr. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)
10	.13†	Employment Agreement dated February 1, 2010, by and between the Company and Drew A. Morin (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)
10	.14†	Employment Agreement dated February 1, 2010, by and between the Company and Timothy J. Lorello (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)
10.15		Loan and Security Agreement by and between the Company and its principal subsidiaries, Longhorn Acquisition, LLC, Solvern Innovations, Inc., Quasar Acquisition, LLC, and Networks in Motion, Inc., and Silicon Valley Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 7, 2010)
10.16		Agreement and Plan of Merger dated November 25, 2009 by and among the Company, Networks in Motion, Inc., Olympus Merger Sub Inc., and G. Bradford Jones, as Stockholders’ Representative (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 15, 2009)

Exhibit
Numbers	Description

10.17	Form of Twelve Month Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2009)
10.18	Form of Indemnification Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2009)
10.19	Purchase Agreement dated as of November 10, 2009, by and among the Company and Oppenheimer & Co. Inc. and Raymond James & Associates, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.20	Convertible Bond Hedging Transaction Confirmation dated November 10, 2010, by and between the Company and Deutsche Bank AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.21	Convertible Bond Hedging Transaction Confirmation dated November 10, 2009, by and between the Company and Société Générale (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.22	Convertible Bond Hedging Transaction Confirmation dated November 10, 2009, by and between the Company and Royal Bank of Canada (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.23	Confirmation of Warrants dated November 10, 2009, by and between the Company and Deutsche Bank AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.24	Confirmation of Warrants dated November 10, 2009, by and between the Company and Société Générale (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.25	Confirmation of Warrants dated November 10, 2009, by and between the Company and Royal Bank of Canada (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.26	Convertible Bond Hedging Transaction Confirmation dated November 11, 2009, by and between the Company and Deutsche Bank AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.27	Convertible Bond Hedging Transaction Confirmation dated November 11, 2009, by and between the Company and Société Générale (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.28	Confirmation of Warrants dated November 11, 2009, by and between the Company and Deutsche Bank AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.29	Confirmation of Warrants dated November 11, 2009, by and between the Company and Société Générale (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)
10.30	Joinder, Assumption and First Amendment to Loan and Security Agreement dated March 4, 2011.
12.1	Supplemental Financial Statement Schedule II
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
31.2	Certification of CFO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract, compensatory plans or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.