Form 10-Q
period 2011-03-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2011-05-03
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2011
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

Shares outstanding
as of April 30,
Title of Each Class	2011
Class A Common Stock, par value $0.01 per share	51,118,734
Class B Common Stock, par value $0.01 per share	5,591,334

Total Common Stock Outstanding	56,710,068

INDEX
TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,394	$45,220
Marketable securities	38,315	36,307
Accounts receivable, net of allowance of $442 in 2011 and $447 in 2010	63,491	52,073
Unbilled receivables	23,401	32,358
Inventory	5,764	5,440
Deferred income tax assets	6,737	8,179
Deferred project costs and other current assets	16,364	8,961

Total current assets	170,466	188,538

Property and equipment, net of accumulated depreciation and amortization of $60,014 in 2011 and 56,696 in 2010	42,684	39,337
Software development costs, net of accumulated amortization of $21,792 in 2011 and $19,241 in 2010	37,854	39,427
Acquired intangible assets, net of accumulated amortization of $7,516 in 2011 and $6,190 in 2010	36,032	28,264
Goodwill	176,495	159,143
Other assets	13,093	8,100

Total assets	$476,624	$462,809

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$33,026	$42,833
Accrued payroll and related liabilities	13,544	13,570
Deferred revenue	21,666	18,063
Current portion of note payable and capital lease obligations	24,818	24,519

Total current liabilities	93,054	98,985

Notes payable and captial lease obligations, less current portion	133,147	135,981
Non-current deferred income tax liabilities	7,741	8,382
Other liabilities	9,735	3,916

Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares - 225,000,000; issued and outstanding shares of 51,060,884 in 2011 and 47,749,762 in 2010	511	478
Class B Common Stock; $0.01 par value:
Authorized shares - 75,000,000; issued and outstanding shares of 5,591,334 in 2011 and 5,741,334 in 2010	56	57
Additional paid-in capital	312,913	297,585
Accumulated other comprehensive income	13	30
Accumulated deficit	(80,546)	(82,605)

Total stockholders’ equity	232,947	215,545

Total liabilities and stockholders’ equity	$476,624	$462,809

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Consolidated Statements of Income
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue
Services	$74,802	$59,844
Systems	15,564	31,073

Total revenue	90,366	90,917
Direct costs of revenue
Direct cost of services revenue	41,707	34,332
Direct cost of systems revenue	12,065	23,036

Total direct cost of revenue	53,772	57,368

Services gross profit	33,095	25,512
Systems gross profit	3,499	8,037

Total gross profit	36,594	33,549
Operating expenses
Research and development expense	8,543	8,518
Sales and marketing expense	7,350	5,979
General and administrative expense	10,566	8,462
Depreciation and amortization of property and equipment	3,099	1,976
Amortization of acquired intangible assets	1,325	1,172

Total operating expenses	30,883	26,107
Income from operations	5,711	7,442
Interest expense	(1,920)	(2,352)
Amortization of deferred financing fees	(187)	(160)
Other income, net	35	490

Income before income taxes	3,639	5,420
Provision for income taxes	(1,580)	(410)

Net income	$2,059	$5,010

Net income per share-basic	$0.04	$0.10

Net income per share-diluted	$0.04	$0.08

Weighted average shares outstanding-basic	55,530	52,654
Weighted average shares outstanding-diluted	57,837	67,245
See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income/(Loss)	Deficit	Total
Balance at January 1, 2011	$478	$57	$297,585	$30	$(82,605)	$215,545
Issuance of 3,000,000 shares of Class A Common Stock in connection with the acquisition of Trident Space & Defense, LLC	30	—	12,240	—	—	12,270
Options exercised for the purchase of 96,454 shares of Class A Common Stock	1	—	282	—	—	283
Issuance of 64,569 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	225	—	—	226
Conversion of 150,000 shares of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—
Stock based compensation expense	—	—	2,581	—	—	2,581
Net unrealized loss on securities and other	—	—	—	(17)	—	(17)
Net income for the three-months ended March 31, 2011	—	—	—	—	2,059	2,059

Balance at March 31, 2011	$511	$56	$312,913	$13	$(80,546)	$232,947

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating activities:
Net Income	$2,059	$5,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,099	1,976
Amortization of capitalized software development costs	2,551	2,306
Stock based compensation expense	2,581	3,122
Deferred tax provision	1,579	410
Amortization of acquired intangible assets	1,325	1,172
Amortization of deferred financing fees	187	160
Other non-cash adjustments	1,698	1,282
Changes in operating assets and liabilities:
Accounts receivable, net	(9,018)	(2,503)
Unbilled receivables	8,957	(4,766)
Inventory	(324)	(3,851)
Deferred project costs and other current assets	(1,647)	21,655
Other assets	234	1,359
Accounts payable and accrued expenses	(11,110)	(7,048)
Accrued payroll and related liabilities	(642)	(8,428)
Deferred revenue	1,415	11,342
Other liabilities	(550)	(3,573)

Subtotal — Changes in operating assets and liabilities	(12,687)	4,187

Net cash provided by operating activities	2,393	19,625
Investing activities:
Acquisitions, net of cash acquired	(16,376)	—
Earnout payment related to 2009 acquisition	(3,213)	—
Purchases of marketable securities	(9,952)	—
Proceeds from sale and maturity of marketable securities	7,683	—
Purchases of property and equipment	(5,268)	(2,724)
Capitalized software development costs	(978)	(821)

Net cash used in investing activities	(28,104)	(3,545)
Financing activities:
Payments on long-term debt and capital lease obligations	(3,624)	(2,552)
Proceeds from exercise of employee stock options and sale of stock	509	1,462

Net cash used in financing activities	(3,115)	(1,090)

Net (decrease)/increase in cash	(28,826)	14,990
Cash and cash equivalents at the beginning of the period	45,220	61,425

Cash and cash equivalents at the end of the period	$16,394	$76,415

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements
March 31, 2011
(amounts in thousands, except share and per share amounts)
(unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
     Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2010 Annual Report on Form 10-K. The terms “TCS”, “Company”, “we”, “us” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.
     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
     Revenue Recognition. Effective January 1, 2011, the Company adopted the Accounting Standards Update (“ASU”) 2009-14 (ASC topic 985) “Certain Revenue Arrangements That Include Software Elements” and the ASU 2009-13 (ASC topic 605) “Revenue Recognition — Multiple Deliverable Revenue Arrangements” on a prospective basis for any contract entered into or significantly modified after January 1, 2011. The adoption of which did not have a material impact on the Financial Statements.
     The Company recognizes revenue when all of the following criteria are met (i) persuasive evidence of an arrangement exists (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) the fee is probable of collection.
     Revenue is generated from our two segments as described below:
     Services Revenue. Revenue from hosted and subscriber services consists of monthly recurring service fees and is recognized in the month earned. Maintenance fees are generally collected in advance and recognized ratably over the maintenance period, which is typically annual.
     We also recognize services revenue from the design, development, deployment, and maintenance of information processing and communication systems primarily for government enterprises. These services are provided under time and materials contracts, cost plus fee contracts, or fixed price contracts. Revenue is recognized under time and materials contracts and cost plus fee contracts as billable costs are incurred. Fixed-price service contracts are accounted for using the proportional performance method. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones.
     Systems Revenue. We also design, develop, and deploy custom communications products and systems. Custom systems typically contain multiple elements, which may include hardware, installation, integration, and product licenses, which are either incidental or provide essential functionality.
     We allocate the fees in a multi-element systems to each element based on the relative fair value of each element, using vendor-specific objective evidence (“VSOE”) of the fair value of each of the elements, if available. VSOE is generally determined based on the price charged when an element is sold separately. In the absence of VSOE of fair value, the fee is allocated among each element based on third-party evidence (“TPE”) of fair value, which is determined based on competitor pricing for similar deliverables when sold separately. When the Company is unable to establish fair value using VSOE or TPE, the Company uses estimated selling price (“ESP”) to allocate value to each element. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold separately. The Company determines ESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices.
     Fees from the development and implementation of custom systems are generally performed under time and materials and fixed fee contracts. Revenue is recognized under time and materials contracts and cost plus fee contracts as billable costs are incurred. Fixed-price product delivery contracts are accounted for using the percentage-of-completion or proportional performance method, measured either by total costs incurred as a percentage of total estimated costs at the completion of the contract, or direct labor costs incurred compared to estimated total direct labor costs for projects for which third-party hardware represents a significant portion of the total estimated costs. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones. Any estimated losses under long-term contracts are recognized in their entirety at the date that it becomes probable of occurring. Revenue from hardware sales to our monthly subscriber customers is recognized as systems revenue. The Company also has contracts and purchase orders where revenue is recognized at the time products or services are delivered, or when the product is shipped and the risk of the loss is transferred to the buyer, net of discounts.
     Software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. All fees are recognized as revenue when the four criteria described above are met. In accordance with the amended guidance, for multiple element arrangements that contain only software and software-related elements, we allocate the fees to each element based on the VSOE of fair value of each element. Systems containing software licenses include a 90-day warranty for defects. We have not incurred significant warranty costs on any software product to date, and no costs are currently accrued upon recording the related revenue.
     When a customer is billed or we receive payment and we have not met all of the criteria for revenue recognition, the billed or paid amount is recorded as deferred revenue on the Company’s consolidated balance sheet. As the revenue recognition criteria are met, the deferred amounts are recognized as revenue. We defer direct project costs incurred in certain situations as dictated by authoritative accounting literature. The Company classifies deferred revenue and deferred project costs on the consolidated balance sheet as either current or long-term depending on the expected product delivery dates or service coverage periods. Long-term deferred revenue is included in other liabilities and long-term deferred project costs are included in other assets on the Company’s consolidated balance sheet.
     Under our contracts with the U.S. government for both systems and services, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.
     Earnings per share. Basic income per common share is based upon the average number of shares of common stock outstanding during the period. At March 31, 2011 and 2010, stock options to purchase approximately 6.8 million and 5.5 million shares, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. At March 31, 2011, 10 million shares of common stock issuable upon the conversion of the Company’s convertible notes were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.
     The following table summarizes the computations of basic and diluted earnings per share for the quarters ended March 31(in thousands):

	2011	2010
Numerator:
Net income, basic	$2,059	$5,010
Adjustment for assumed dilution:
Interest on convertible notes, net of taxes, for if-converted method	—	671

Net income, diluted	$2,059	$5,681

Denominator:
Total basic weighted-average common shares outstanding	55,530	52,654
Effect of dilutive stock options based on treasury stock method	2,307	4,589
Effect of dilutive warrants based on treasury stock method	—	—
Effect of dilutive 4.5% convertible notes, based on “if converted” method	—	10,002

Weighted average diluted shares	57,837	67,245

Basic earnings per common share:

Net income per share — basic	$0.04	$0.10

Diluted earnings per common share:
Net income per share-diluted	$0.04	$0.08

     Comprehensive Income. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are included as a component of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale.
     The following table summarizes components of total comprehensive income for the quarters ended March 31:

	2011	2010
Net income	$2,059	$5,010
Other comprehensive income:
Change in foreign currency translation	(1)	1
Change in unrealized gains/(loss) on marketable securities	(16)	—

Total comprehensive income	$2,042	$5,011

     Recent Accounting Pronouncements.
     There have been no significant developments in recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2010 Annual Report on form 10-K.
2. Acquisitions
     Effective January 31, 2011, the Company completed the acquisition of the outstanding units of Trident Space & Defense, LLC (“Trident”), in accordance with the Purchase and Sale Agreement (the “Purchase Agreement”). The Trident acquisition was accounted for using the acquisition method; accordingly, the total purchase price was allocated to the acquired assets and assumed liabilities based on management preliminary valuation of the fair values as of January 31, 2011. Trident’s operating results are reflected in the Company’s consolidated financial statements and are integrated into the Government Segment.
     The purchase price was $29,770, comprised of $17,500 paid in cash and 3.0 million shares in the Company’s Class A Common Stock valued at $12,270. The acquisition cash came from funds available from operations. The total purchase price has been allocated based on the estimated fair value of the acquired tangible and intangible assets and assumed liabilities, with the excess of the purchase price over the assets acquired and liabilities assumed being allocated to goodwill. The weighted average amortization period for the Other intangibles — customer list and other is approximately 9.6 years. The valuation has resulted in the recognition of $17,352 of goodwill, which will be deductible for tax purposes.
     Trident is headquartered in Torrance, CA and is a leading provider of engineering and electronics solutions for global space and defense markets. Trident is expected to improve the Company’s international sales growth, and provide additional leverage into the U.S. military and space markets. Substantially all of the Trident revenue is derived from the sale of high reliability component parts to the aerospace, military and industrial markets.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Assets:
Cash	$1,124
Accounts receivable	2,400
Other current assets	5,755
Deferred income taxes	779
Property and equipment	89
Acquired intangible assets	9,094
Other long-term assets	5,413
Accounts payable and accrued expenses	(3,063)
Accrued payroll and related liabilities	(616)
Deferred revenue	(2,188)
Other liabilities	(6,369)

Total net assets	12,418
Goodwill	17,352

Net assets acquired	$29,770

     The Consolidated Balance Sheets as of March 31, 2011 reflects this preliminary allocation. The Company is currently completing its analysis of the fair value of the identifiable intangible assets, as well a consideration of the deferred taxes acquired in the acquisition. The Company’s analysis will be finalized in a timely manner, not to exceed 12 months from the acquisition date. The Trident operations have been included in our consolidated results of operations since the acquisition date of January 31, 2011. The pro forma statement of operations information is omitted because the acquisition of substantially all of the assets of Trident did not have a significant impact on our results of operations or income per share attributable to common stockholders for the period ended March 31, 2011.
3. Stock Based Compensation
     The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock. We recognize compensation expense net of estimated stock option forfeitures over the requisite service period, which is generally the vesting period of 5 years. The Company estimates forfeitures based on historical experience, and the expected term of the options granted is derived from historical data on employee exercises. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not paid and does not anticipate paying dividends in the near future.
     We also recognize stock based compensation expense for restricted stock issued to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. We had 603 thousand shares and 15 thousand shares of restricted stock outstanding, respectively, as of March 31, 2011 and March 31, 2010. There was $2,395 of unrecognized stock based compensation as a result of the restricted stock grants outstanding as of March 31, 2011 that will be recognized over the remaining vesting period from 2011 through 2014.
     The material components of our stock based compensation expense are as follows:

	Three Months
	Ended March 31,
	2011	2010
Stock based compensation:
Stock options	$2,299	$3,031
Restricted stock	198	53
Employee stock purchase plan	84	38

Total stock based compensation	$2,581	$3,122

     Stock based compensation is included in our operations in the accompanying Consolidated Statements of Income as follows:

	Three Months
	Ended
	March 31,
	2011	2010
Stock based compensation included in expenses:
Direct cost of revenue	$1,722	$1,963
Research and development expense	503	815
Sales and marketing expense	135	190
General and administrative expense	221	154

Total stock based compensation included in expenses:	$2,581	$3,122

     A summary of our stock option activity and related information for the three-months ended March 31, 2011 is as follows:

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price
Outstanding, beginning of year	15,446	$5.42
Granted	2,202	$4.43
Exercised	(96)	$2.89
Expired	(220)	$7.28
Forfeited	(480)	$6.61

Outstanding, at March 31, 2011	16,852	$5.25

Exercisable, at March 31, 2011	9,869	$4.52

Vested and expected to vest at March 31, 2011	15,557	$5.17

Weighted-average remaining contractual life of options outstanding at March 31, 2011	6.6 years

	Three Months March 31,
	2011	2010
Estimated weighted-average grant-date fair value of options granted during the period	$2.45	$4.70

Total fair value of options vested during the period	$4,686	$4,490

Intrinsic value of options exercised during the period	$132	$1,684

     Exercise prices for options outstanding at March 31, 2011 ranged from $1.07 to $9.86 as follows (all share amounts in thousands):

						Weighted-Average
			Weighted-Average			Remaining
		Weighted-Average	Remaining		Weighted-Average	Contractual Life
		Exercise Prices	Contractual Life	Options	Exercise Prices	of Options
	Options	of Options	of Options	Vested and	of Options Vested	Vested and
Exercise Prices	Outstanding	Outstanding	Outstanding (years)	Exercisable	and Exercisable	Exercisable (years)
$1.07 — $1.84	69	$1.68	1.76	69	$1.68	1.76
$1.92 — $2.99	2,255	$2.47	4.56	2,227	$2.47	4.55
$3.05 — $4.68	7,509	$3.64	6.61	4,344	$3.32	4.66
$4.76 — $7.20	2,284	$6.43	4.96	1,634	$6.73	3.39
$7.45 — $9.86	4,735	$8.62	8.46	1,595	$8.49	8.13

	16,852			9,869

     As of March 31, 2011, the aggregate intrinsic value of options outstanding was $8,037 and the aggregate intrinsic value of options vested and exercisable was $7,446. As of March 31, 2011, we estimate that we will recognize $22,034 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3.5 years, of which we estimate $6,400 will be recognized during the remainder of 2011.
     In using the Black-Scholes model to calculate the fair value of our stock options, our assumptions were as follows:

	Three Months Ended March 31,
	2011	2010
Expected life (in years)	5.5	5.5
Risk-free interest rate (%)	2.2%-2.5%	2.4%-2.8%
Volatility (%)	61%	60%
Dividend yield (%)	0%	0%
4. Supplemental Disclosure of Cash Flow Information
     Property and equipment acquired under capital leases totaled $1,089 and $2,638 during the three-months ended March 31, 2011 and 2010, respectively.
     Interest paid totaled $642 and $540 during the three-months ended March 31, 2011 and 2010, respectively.
     Income taxes and estimated state income taxes refunded totaled $196 during the three-months ended March 31, 2011 and income taxes and estimated state income taxes paid totaled $1,229 during the three-months ended March 31, 2010.
5. Marketable Securities
     The following is a summary of available-for-sale marketable securities at March 31, 2011:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value
Corporate bonds	$25,906	$51	$(27)	$25,930
Mortgage-backed and asset-backed securities	4,810	4	(16)	4,798
Agency bonds	4,500	—	(13)	4,487
Government bonds	2,249	1	—	2,250
Commercial paper	850	—	—	850

Total marketable securities	$38,315	$56	$(56)	$38,315

     The following table summarizes the original cost and estimated fair value of available-for-sale marketable securities by contractual maturity at March 31, 2011:

	Original
	Cost	Fair Value
Due within 1 year or less	$14,852	$14,652
Due within 1-2 years	17,579	17,324
Due within 2-3 years	6,412	6,339

	$38,843	$38,315

6. Fair Value Measurements
     Our population of assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements at
	as of	3/31/2011
	3/31/2011	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$16,394	$16,394	$—	$—
Corporate bonds	25,930	25,930
Mortgage-backed and asset-backed securities	4,798	4,798
Agency bonds	4,487	4,487
Government bonds	2,250	2,250
Commercial paper	850	850	—	—

Marketable securities	38,315	38,315	—	—
Deferred compensation plan investments	670	670	—	—

Assets at fair value	$55,379	$55,375	$—	$—

Liabilities:
Contractual acquisition earnouts	$3,162	$—	$—	$3,162
Deferred compensation	394	394	—	—

Liabilities at fair value	$3,556	$394	$—	$3,162

	Fair Value	Fair Value Measurements at
	as of	3/31/2010
	3/31/2010	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$76,415	$76,415	$—	$—
Deferred compensation plan investments	1,118	1,118	—	—

Assets at fair value	$77,533	$77,533	$—	$—

Liabilities
Contractual acquisition earnouts	$7,280	$—	$—	$7,280
Deferred compensation	931	931	—	—

Liabilities at fair value	$8,211	$931	$—	$7,280

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
     The Company holds marketable securities that are investment grade and are classified as available-for-sale. The securities include corporate bonds, commercial paper, government bonds, mortgage and asset backed securities that are carried at fair market value based on quoted market prices, see Note 5. The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. The funds held are all managed by a third party, and include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market. The related deferred compensation liabilities are valued based on the underlying investment selections held in each participant’s account. The contractual acquisition earnouts were part of the consideration paid for certain 2009 acquisitions. The fair value of the earnouts is based on probability-weighted payouts under different scenarios, discounted using a discount rate commensurate with the risk.
     The following table provides a summary of the changes in the Company’s contractual acquisition earnouts measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three-months ended March 31, 2011:

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Balance at January 1, 2011	$6,174
Fair value adjustment recognized in earnings	201
Purchases, issuances, and settlements, net	(3,213)
Transfers in and/or out of Level 3	—

Balance at March 31, 2011	$3,162

     The Company’s long-term debt consists of borrowings under a commercial bank term loan agreement, a 4.5% convertible senior notes, and promissory notes, see Note 12. The long-term debt is currently reported at the borrowed amount outstanding and the fair value of the Company’s long-term debt approximates its carrying amount.
     The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired. In the first quarter of 2011, there were no required fair value impairments for assets and liabilities measured at fair value on a non-recurring basis.
7. Segment Information
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
     We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink® deployable communication systems which integrate high speed, satellite and other wireless, and internet protocol technology, with secure Government-approved cryptologic devices. We also own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment,) and provide professional services including field support of our systems and cyber security training to the U.S. Department of Defense and other government and foreign customers.
     Management evaluates segment performance based on gross profit. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.
     The following table sets forth results for our reportable segments for the three-months ended March 31, 2011 and 2010, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net income for the respective periods is also included below:

	Three Months Ended March 31,
	2011			2010
	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$44,227	$30,575	$74,802	$39,278	$20,566	$59,844
Systems	4,747	10,817	15,564	8,645	22,428	31,073

Total revenue	48,974	41,392	90,366	47,923	42,994	90,917

Direct costs of revenue
Direct cost of services	19,859	21,848	41,707	19,264	15,068	34,332
Direct cost of systems	3,164	8,901	12,065	3,441	19,595	23,036

Total direct costs of revenue	23,023	30,749	53,772	22,705	34,663	57,368

Gross profit
Services gross profit	24,368	8,727	33,095	20,014	5,498	25,512
Systems gross profit	1,583	1,916	3,499	5,204	2,833	8,037

Total gross profit	$25,951	$10,643	$36,594	$25,218	$8,331	$33,549

	Three Months Ended
	March 31,
	2011	2010
Total segment gross profit	$36,594	$33,549
Research and development expense	(8,543)	(8,518)
Sales and marketing expense	(7,350)	(5,979)
General and administrative expense	(10,566)	(8,462)
Depreciation and amortization of property and equipment	(3,099)	(1,976)
Amortization of acquired intangible assets	(1,325)	(1,172)
Interest expense	(1,920)	(2,352)
Amortization of deferred finance fees	(187)	(160)
Other income, net	35	490

Income before income taxes	3,639	5,420
Provision for income taxes	(1,580)	(410)

Net income	$2,059	$5,010

8. Inventory
     Inventory consisted of the following:

	Mar. 31,	Dec. 31,
	2011	2010
Component parts	$1,904	$2,564
Finished goods	3,860	2,876

Total inventory	$5,764	$5,440

9. Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill
     Our acquired intangible assets and capitalized software development costs consisted of the following:

	March 31, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Acquired intangible assets:
Customer lists and other	$22,046	$3,537	$18,509	$12,952	$2,928	$10,024
Customer relationships	20,138	3,489	16,649	20,138	2,818	17,320
Trademarks and patents	1,364	490	874	1,364	444	920
Software development costs, including acquired technology	59,646	21,792	37,854	58,668	19,241	39,427

Total acquired intangible assets and software dev. costs	$103,194	$29,308	$73,886	$93,122	$25,431	$67,691

Estimated future amortization expense:
Nine-months ending December 31, 2011						$10,783
Year ending December 31, 2012						$14,265
Year ending December 31, 2013						$14,248
Year ending December 31, 2014						$12,257
Year ending December 31, 2015						$4,585
Thereafter						$17,748

						$73,886

     For the three-months ended March 31, 2011 and 2010, we capitalized $978 and $821, respectively, of software development costs for certain software projects after the point of technological feasibility had been reached but before the software was available for general release. Accordingly, these costs have been capitalized and are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.
     We routinely update our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.
     The changes in the carrying amount of goodwill are as follows:

	Commercial	Government
	Segment	Segment	Total
Balance as of December 31, 2010	$122,454	$36,689	$159,143
Goodwill from acquisitions	—	17,352	17,352

Balance as of March 31, 2011	$122,454	$54,041	$176,495

     The gross carrying amounts increased in the first quarter of 2011 due to the preliminary Trident purchase price allocation. Prior to the end of the measurement period for the final purchase price allocation, which is not to exceed 12 months from the respective acquisition dates, if information becomes available which would indicate adjustments are required to the purchase price these adjustments will be included in the purchase price allocation retrospectively.
10. Concentrations of Credit Risk and Major Customers
     The financial instruments that potentially subject us to significant concentrations of credit risk are accounts receivable and unbilled receivables. Accounts receivable are generally due within thirty days and no collateral is required. We maintain allowances for potential credit losses and historically such losses have been within our expectations.
     The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total Revenue For the Three
		Months Ended
		March 31,
Customer	Segment	2011	2010
U.S. Government	Government	23%	36%
Customer A	Commercial	21%	29%
Customer B	Commercial	12%	< 10%

		As of March 31, 2011
		Accounts	Unbilled
Customer	Segment	Receivable	Receivables
U.S. Government	Government	28%	31%
Customer A	Commercial	21%	32%
Customer B	Commercial	< 10%	11%
Customer C	Commercial	< 10%	10%
11. Lines of Credit
     We have maintained a line of credit arrangement with our principal bank since 2003. Our present Loan Agreement with our principal bank provides for a $35,000 revolving line of credit (the “Line of Credit.”) available through June 25, 2012. Our potential borrowings under the Line of Credit are reduced by a cash management services sublimit which totaled $1,525 at March 31, 2011.
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
     As of March 31, 2011 and December 31, 2010, there were no borrowings on the line of credit and we had approximately $33,500 and $32,900, respectively, of unused borrowing availability under this line of credit.
12. Long-term Debt
     Long-term debt consisted of the following:

	Mar. 31,	Dec. 31,
	2011	2010
4.5% Convertible notes dated November 16, 2009	$103,500	$103,500
Promissory note payable to NIM sellers dated December 16, 2009	10,000	10,000
Term loan from commercial bank dated December 31, 2009	21,667	23,333
Term loan from commercial bank dated September 30, 2010	8,666	9,333

Total long-term debt	143,833	146,166
Less: current portion	(19,333)	(19,333)

Non-current portion of long-term debt	$124,500	$126,833

     Aggregate maturities of long-term debt (including interest) at March 31, 2011 are as follows:

2011	$25,763
2012	14,743
2013	14,324
2014	110,508

Total long-term debt	$165,338

     During 2009, the Company entered into several financing agreements to fund corporate initiatives.
     On November 10, 2009, the Company sold $103.5 million aggregate principal amount of 4.5% Convertible Senior Notes (the “Notes”) due 2014. The Notes are not registered and were offered under Rule 144A of the Securities Act of 1933, as amended. Concurrent with the issuance of the Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that are expected to reduce the potential dilution associated with the conversion of the Notes. Holders may convert the Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate will initially be 96.637 shares of Class A common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions, described below, is an increase in the effective conversion premium of the Notes to $12.74 per share.
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
     Interest on the Notes is payable semiannually on November 1 and May 1 of each year, beginning May 1, 2010. The notes will mature and convert on November 1, 2014, unless previously converted in accordance with their terms. The notes are TCS’s senior unsecured obligations and rank equally with all of its present and future senior unsecured debt and senior to any future subordinated debt. The notes are structurally subordinate to all present and future debt and other obligations of TCS’s subsidiaries and will be effectively subordinate to all of TCS’s present and future secured debt to the extent of the collateral securing that debt. The notes are not redeemable by TCS prior to the maturity date.
     On December 15, 2009, the Company issued $40 million in promissory notes as part of the consideration paid for the acquisition of Networks In Motion. The promissory notes bear simple interest at 6% and are due in three installments: $30 million was paid in December 2010, $5 million is due in June 2011 and $5 million is due in December 2011. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS’s subsidiaries.
     On December 31, 2009, we refinanced our June 2009 commercial bank term loan agreement with a $40 million five year term loan (the “Term Loan”), which matures July 2014. The Company initially drew $30 million of the term funds available on December 31, 2009 and drew the remaining $10 million available balance on September 30, 2010. The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to the rate which is 0.5% plus the greater of (i) 4% per annum, or (ii) the bank’s prime rate (3.25% at March 31, 2011). The principal amount outstanding under the Term Loan is payable in sixty equal installments of principal of $556 beginning on January 29, 2010 plus an additional forty five equal installments of principal of $222 beginning October 31, 2010. Interest is payable on a monthly basis. Funds from the initial $30 million draw on the Term Loan were used primarily to retire the June 2009 term loan and funds from the additional $10 million drawn in September 2010 were used for general corporate purposes.
     Our bank Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that require (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Borrowers, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of its business or property; to change its business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber its property; to pay dividends or other distributions or enter into material transactions with an affiliate. On March 4, 2011, the Loan Agreement covenants requiring a minimum adjusted quick ratio and a fixed charge coverage ratio where modified. As of March 31, 2011, we were in compliance with the covenants related to the Loan Agreement, and we believe that we will continue to comply with these covenants in the foreseeable future. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.
13. Capital leases
     We lease certain equipment under capital leases. Capital leases are collateralized by the leased assets. Amortization of leased assets is included in depreciation and amortization expense.
     Future minimum payments under capital lease obligations consisted of the following at March 31, 2011:

2011	$4,715
2012	5,460
2013	3,867
2014	1,375
2015	46

Total minimum lease payments	15,463
Less: amounts representing interest	(1,331)

Present value of net minimum lease payments (including current portion of $5,485)	$14,132

14. Income taxes
     The provision for income taxes for the three-months ended March 31, 2011 totaled $1,580 and $410 for the three-months ended March 31, 2010. The effective tax rate was approximately 43.4% for the three-months ended March 31, 2011. The expense recorded for the three-months ended March 31, 2010 is comprised of tax expense of $2,161 based on pretax income plus a discrete tax benefit of $1,751 related to Research & Experimentation tax credits.
     We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.
15. Commitments and Contingencies
     Our purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings, and contractual acquisition earnouts consist of consideration included as part of the purchase price allocation of certain acquisitions. As of March 31, 2011, our total commitments from purchase obligations and other long-term liabilities consisted of the following:

	Within 12	1-3	3-5	More than
	Months	Years	Years	5 Years	Total
Purchase obligations	$7,410	$948	$7	$—	$8,365
Contractual acquisition earnouts	3,162	—	—	—	3,162

Total contractual commitments	$10,572	$948	$7	$—	$11,527

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that indemnification claims should not have a material effect on our results of operations; (b) regarding our expectations with regard to the notes hedge transactions; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months, (d) as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (e) that we expect to realize approximately $177.5 million of backlog in the next twelve months, (f) that we believe that capitalized software development costs will be recoverable from future gross profits (g) regarding our belief that we were in compliance with our loan covenants and that we believe that we will continue to comply with these covenants, (h) regarding our expectations with regard to income tax assumptions and future stock based compensation expenses, (i) indicating our insurance policies should cover all of the costs of the claims in the IPO laddering class action lawsuit, (j) that we believe the Trident acquisition will help expand our market reach, and (k) that we believe our Intellectual property represented by patents is a valuable asset which will contribute positively to our results of operations.
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
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified our most critical accounting policies and estimates to be those related to the following:
-	Revenue recognition,

-	Acquired intangible assets,

-	Impairment of goodwill,

-	Stock based compensation expense,

-	Marketable securities,

-	Software development costs,

-	Income taxes,

-	Business combinations, and

-	Legal and other contingencies.
     This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). See Note 1 to the unaudited interim consolidated financial statements included elsewhere in this Form 10-Q for a list of the standards implemented for the three months ended March 31, 2011.
Overview
     Our business is reported using two business segments: (i) the Commercial Segment, which consists principally of communication technology for wireless networks based on location-based services, including our E9-1-1 application and other applications for wireless carriers and Voice Over IP service providers, and text messaging and (ii) the Government Segment, which consists principally of engineering, deployment and field support of secure communication solutions and components, mainly satellite-based, and related services, including cyber-security training and related services, to government agencies.
2011 Acquisition
     On January 31, 2011, the Company acquired privately-held Trident Space & Defense, LLC, a leading provider of engineering and electronics solutions for global space and defense markets, located in Torrance, California. Total consideration for the acquisition was $29.8 million including, $17.5 million paid in cash and $12.3 million or approximately three million shares of our Class A common stock. Substantially all of the Trident revenue stream is from the supply of highly reliable electronic parts, materials, radiation tolerant components, products and services for areospace, military and industrial markets. Trident adds engineering and design depth to our government solution operations. The Company believes Trident will help expand the overall market reach of the combined entities. Most of Trident’s business is from international customers to which the Company intends to sell other products and services, and the Company expects to sell Trident’s solutions to the U.S. military and space markets. The newly acquired business operations are included in our Government Segment.
     This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations. You should read this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with Item 1A “Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K as well as the unaudited interim consolidated financial statements and the notes thereto located elsewhere in this Form 10-Q.
     Indicators of Our Financial and Operating Performance
     Our management monitors and analyzes a number of performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:
•	Revenue and gross profit. We derive revenue from the sales of systems and services including recurring monthly service and subscriber fees, maintenance fees, software licenses and related service fees for the design, development, and deployment of software and communication systems, and products and services derived from the delivery of information processing, communication systems and components for governmental agencies.

•	Gross profit represents revenue minus direct cost of revenue, including certain non-cash expenses. The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, network operation center and co-location facility operating expenses, amortization of capitalized software development costs, stock-based compensation, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of capitalized software development costs, including acquired technology, is associated with the recognition of revenue from our Commercial Segment.

•	Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, facility costs, marketing and sales-related expenses, and travel costs as well as certain non-cash expenses such as stock based compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

•	Liquidity and cash flows. The primary driver of our cash flows is the results of our operations. Other important sources of our liquidity are our capacity to borrow, through our bank credit and term loan facility and other markets; lease financing for the purchase of equipment; and access to the public equity market.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenue outstanding as important indicators of our financial health.
Results of Operations
     The comparability of our operating results in the first quarter of 2011 to the first quarter of 2010 is affected by our 2011 acquisition of Trident which occurred on January 31, 2011. Where changes in our results of operations from the first quarter of 2011 compared to the first quarter of 2010 are clearly related to this acquisition, such as revenue and increases in amortization of intangibles, we quantify the effects. This acquisition did not result in our entry into a new line of business or product category since it added products and services similar to those provided by our Government Segment.
Revenue and Cost of Revenue
     The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments:
Commercial Segment:

	Three Months
	Ended March 31,		2011 vs. 2010
($ in millions)	2011	2010	$	%
Services revenue	$44.2	$39.3	$4.9	12%
Systems revenue	4.8	8.6	(3.8)	(44)%

Commercial Segment revenue	49.0	47.9	1.1	2%

Direct cost of services revenue	19.8	19.3	0.5	3%
Direct cost of systems revenue	3.2	3.4	(0.2)	(6)%

Commercial Segment cost of revenue	23.0	22.7	0.3	1%

Services gross profit	24.4	20.0	4.4	22%
Systems gross profit	1.6	5.2	(3.6)	(69)%

Commercial Segment gross profit(1)	$26.0	$25.2	$0.8	3%

Segment gross profit as a percent of revenue	53%	53%

[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements.
Commercial Services Revenue, Cost of Revenue, and Gross Profit:
     Our commercial services revenue includes hosted Location Based Service (“LBS”) applications including turn-by-turn navigation, people-finder, asset tracker and E9-1-1 service for wireless and for Voice over Internet Protocol (“VoIP”) service providers, and hosted wireless LBS infrastructure. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Subscriber service revenue is generated by software applications for wireless subscribers, generally on a per-subscriber per month basis. Hosted LBS service and E9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Service Answering Points, or the number of customer subscribers or sessions using our technology. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.
     Commercial services revenue in the first quarter of 2011 was $44.2 million, up $4.9 million from the first quarter of 2010 from increased sales of LBS, including navigation, maintenance and E9-1-1 services revenue as well as an increase in subscriber applications revenue.

     The direct cost of our commercial services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs for network operation centers and co-location facilities, and equipment and software maintenance. For the three-months ended March 31, 2011, the direct cost of commercial services revenue increased 5% compared to the first quarter of 2010, reflecting an increase in labor and direct costs related to custom development efforts responding to customer requests, and deployment requirements for wireless and VoIP E-9-1-1. The direct cost of services includes amortization of capitalized software development costs of $1.7 million and $1.6 million in the three-months ended March 31, 2011 and 2010, respectively.
     Commercial services gross profit was $24.4 million and $20.0 million for the three-months ended March 31, 2011 and 2010, respectively, based on higher revenue. Commercial services gross profit was approximately 53% of revenue for the first quarters of both 2010 and 2011.
Commercial Systems Revenue, Cost of Revenue, and Gross Profit:
     We sell communication systems to wireless carriers incorporating our licensed software mainly for LBS and text messaging. Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks during the relevant period. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement, and we receive additional revenue.
     Commercial systems revenue was $4.8 million for the three-months ended March 31, 2011 compared to $8.6 million during the three-months ended March 31, 2010. The decrease is primarily due to lower sales of text messaging software licenses for incremental capacity, partly offset by higher revenue from sales of location-based infrastructure systems. The rate of growth in the use of text messaging has declined, affecting our sales of new licenses, and no messaging license sales are expected in the balance of 2011.
     The direct cost of commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, consulting fees as well as the amortization of acquired and capitalized software development costs. The direct cost of commercial systems decreased 6% in the first three months of 2011 compared to 2010, reflecting cost savings in labor and direct costs for customer-requested custom messaging and location-based system development projects. The direct cost of the license component of systems is normally very low, and the gross profit very high since much of the software development costs were expensed in prior periods, so that changes in the license component of the systems revenue mix significantly affects the average gross margin in a period. The direct cost of systems includes amortization of capitalized software development costs of $0.9 million and $0.7 million for the three-months ended March 31, 2011 and 2010, respectively.
     Our commercial systems gross profit was $1.6 million in the three-months ended March 31, 2011 versus $5.2 million in the comparable period of 2010. Commercial systems gross profit was approximately 33% and 60% of revenue for the three-months ended March 31, 2011 and 2010, respectively, down due to less high-margin license revenue, partially offset by higher location systems gross profit in the 2011 first quarter.

Government Segment:

	Three Months
	Ended March 31,		2011 vs. 2010
($ in millions)	2011	2010	$	%
Services revenue	$30.6	$20.6	$10.0	49%
Systems revenue	10.8	22.4	(11.6)	(52)%

Government Segment revenue	41.4	43.0	(1.6)	(4)%

Direct cost of services revenue	21.9	15.1	6.8	45%
Direct cost of systems revenue	8.9	19.6	(10.7)	(55)%

Government Segment cost of revenue	30.8	34.7	(3.9)	(11)%

Services gross profit	8.7	5.5	3.2	58%
Systems gross profit	1.9	2.8	(0.9)	(32)%

Government Segment gross profit(1)	$10.6	$8.3	$2.3	28%

Segment gross profit as a percent of revenue	26%	19%

[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements.
Government Services Revenue, Cost of Revenue, and Gross Profit:
     Government services revenue primarily consists of professional communications engineering and field support, cyber-security training, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite including resale of satellite airtime. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods. Government services revenue increased 49% for the three-months ended March 31, 2011 compared to the three-months ended March 31, 2010 as a result of new and expanded-scope contracts for professional services, satellite airtime services using our teleport facilities, and maintenance and field support.
     Direct cost of government services revenue consists of compensation, benefits and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs increased as a result of the increased volume of services.
     Our gross profit from government services increased to $8.7 million in the first quarter of 2011 from $5.5 million in the first quarter of 2010, as a result of a higher volume. Government services gross profit was 28% and 27% of revenue first quarter of 2011 and 2010, respectively.
Government Systems Revenue, Cost of Revenue, and Gross Profit:
     We generate government systems revenue from the design, procurement, assembly and deployment of information processing components and communication systems, mainly deployable satellite-based and line-of-sight deployable systems, and integration of these systems into customer networks. These are largely variations on our SwiftLink products, which are lightweight, secure, deployable communication kits, sold mainly to units of the U.S. Department of Defense and other federal agencies. Government systems sales decreased to $10.8 million in the first quarter of 2011 compared to $22.4 million in the first quarter of 2010, reflecting lower sales volume of deployable communications systems in part due to the timing of government project funding. This was partly offset by sales of highly reliable electronic parts and materials resulting from the Trident acquisition.
     The cost of our government systems revenue consists of purchased system components, compensation and benefits, the costs of third-party contractors, and travel. These costs have varied over the periods presented as a direct result of changes in volume. These equipment and third-party costs are variable for our different products, so that margins fluctuate between periods based on pricing and product mix.
     Our government systems gross profit was $1.9 million in the first quarter of 2011, down from $2.8 million in the comparable period of 2010, due mainly to lower volume. First quarter 2011 government systems gross profit was 18% of revenue versus 13% in the first quarter of 2010, reflecting a mix that included more lower margin pass-through sales in the first quarter of 2010.

Revenue Backlog
     As of March 31, 2011 and 2010, we had unfilled orders or backlog as follows:

	Three Months
	Ended March 31,		2011 vs. 2010
($ in millions)	2011	2010	$	%
Commercial Segment	$224.3	$227.7	$(3.4)	(1)%
Government Segment	83.8	73.4	10.4	14%

Total funded contract backlog	$308.1	$301.1	$7.0	2%

Commercial Segment	$224.3	$227.7	$(3.4)	(1)%
Government Segment	896.7	358.4	538.3	150%

Total backlog of orders and commitments, including customer options	$1,121.0	$586.1	$534.9	91%

Expected to be realized within next 12 months	$177.5	$197.8	$(20.3)	(10)%

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
Operating Expenses
Research and development expense:

	Three Months
	Ended
	March 31,		2011 vs. 2010
($ in millions)	2011	2010	$	%
Research and development expense	$8.5	$8.5	—	—
Percent of total revenue	9%	9%
     Our research and development (“R&D”) expense consists of compensation, benefits, and a proportionate share of facilities and corporate overhead. The costs of developing software products are expensed prior to establishing technological feasibility. Technological feasibility is established for our software products when a detailed program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products including software hosted in network operations centers. These costs primarily include compensation and benefits as well as costs associated with using third-party laboratory and testing resources. We expense such costs as they are incurred unless technological feasibility has been reached, and we believe that capitalized costs will be recoverable, in which case we capitalize and amortize them over the product’s expected life.
     We incur R&D expense for software applications which are being marketed to new and existing customers on a global basis. During the three-months ended March 31, 2011 and 2010, our research and development efforts were primarily focused on wireless location-based infrastructure, middleware, and applications (including navigation, people and asset-locator, and cellular E9-1-1) VoIP E9-1-1, text messaging deliverables, and highly reliable tactical communication solutions. Management continually assesses our spending on research and development to ensure resources are focused on technology that is expected to achieve the highest level of success.
     In addition to company deliverables, our research and development expenditures and acquisitions have yielded a portfolio of more than 160 patents, and more than 300 patent applications are pending, primarily for wireless location technology. We believe that the intellectual property represented by these patents is a valuable asset that will contribute positively to our results of operations.

Sales and marketing expense:

	Three Months
	Ended
	March 31,		2011 vs. 2010
($ in millions)	2011	2010	$	%
Sales and marketing expense	$7.4	$6.0	$1.4	23%
Percent of total revenue	8%	7%
     Our sales and marketing expense includes fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements, and participation in industry conferences including our annual SwiftLink Users Forum. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. government, primarily through direct sales professionals. Sales and marketing costs increased 23% in the first three-months of 2011 compared to the same period in 2010 reflecting the expenditures for higher key trade event visibility and additional sales personnel.
General and administrative expense:

	Three Months
	Ended
	March 31,		2011 vs. 2010
($ in millions)	2011	2010	$	%
General and administrative expense	$10.6	$8.5	$2.1	25%
Percent of total revenue	12%	9%
     General and administrative expense consists primarily of management, finance, legal, human resources and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The $2.1 million or 25% increase in the first quarter of 2011 compared to the first quarter of 2010 was due to the incremental costs associated with the acquisition of the Trident operations, as well as investments for process control, legal and professional costs associated with protection and monetization of intellectual property.
Depreciation and amortization of property and equipment:

	Three Months
	Ended
	March 31,		2011 vs. 2010
($ in millions)	2011	2010	$	%
Depreciation and amortization of property and equipment	$3.1	$2.0	$1.1	55%
Average gross cost of property and equipment during the period	$99.4	$70.4
     Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, teleport, network operations, and secure training facilities, software, furniture and fixtures, and leasehold improvements, as well as amortization of capitalized software developed for internal use, including for hosted applications. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets, generally range from five years for furniture, fixtures, and leasehold improvements to three to five years for most other types of assets, including computers, software, telephone equipment and vehicles. Our depreciable asset base increased in the first quarter of 2011 primarily as a result of additions to property and equipment of about $6.4 million.
Amortization of acquired intangible assets:

	Three Months
	Ended
	March 31		2011 vs. 2010
($ in millions)	2011	2010	$	%
Amortization of acquired intangible assets	$1.3	$1.1	$0.2	18%
     The amortization of acquired intangible assets relates to our 2011 acquisition of the Trident business, the 2009 LocationLogic, Networks in Motion, Solvern and Sidereal acquisitions and the 2004 Kivera acquisition. These assets are being amortized over their estimated useful lives of between five and nineteen years. The expense recognized in the three-months ended March 31, 2011 and 2010 relates to customer lists, customer relationships, courseware, and patents.

Interest expense:

	Three Months
	Ended
	March 31		2011 vs. 2010
($ in millions)	2011	2010	$	%
Interest expense incurred on bank and other notes payable	$0.5	$1.1	$(0.6)	(55)%
Interest expense incurred on 4.5% convertible notes financing	1.2	1.1	0.1	9%
Interest expense incurred on capital lease obligations	0.2	0.1	0.1	100%
Amortization of deferred financing fees	0.2	0.2	—	—

Total interest and financing expense	$2.1	$2.5	$(0.4)	(16)%
     Interest expense is incurred on bank and other notes payable, convertible notes financing, and capital lease obligations. Financing expense reflects amortization of deferred up-front fees at the time of contracting for financing arrangements, which are being amortized over the term of the debt or the life of the facility.
     Interest on the bank term loan is at 0.5% plus the greater of (i) 4% per annum, or (ii) the bank’s prime rate, or an effective rate of 4.5% for the three-months ended March 31, 2011. Interest on our capital leases is primarily at stated rates averaging about 7% per annum. We have a commercial bank line of credit that has not been used for borrowings, and has therefore generated no interest expense during the reported periods. Interest on our line of credit borrowing would be at the greater of (i) 4% per annum, or (ii) the bank’s prime rate. Further details of our bank facility are provided under “Liquidity and Capital Resources”.
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
     On December 15, 2009, we issued $40 million in promissory notes as part of the consideration paid for the acquisition of Networks In Motion (“NIM”). The NIM promissory notes bear simple interest at 6%, to be paid in three installments: $30 million paid December 15, 2010, $5 million due on June 15, 2011, and $5 million due on December 15, 2011, subject to escrow adjustments. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS and subsidiaries.
     Our capital lease obligations include interest at various amounts depending on the lease arrangement. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year. The interest cost of capital lease obligations increased in the first quarter of 2011 over the first quarter of 2010 due to additional capital lease financings.
     Our interest and financing expense was lower in the first quarter of 2011 as a result of the lower average borrowing balance due mainly to the $30 million NIM promissory note payment made on December 15, 2010. Interest on bank term loan and capital lease financing for the first quarter of 2011 was about the same as for the first quarter of 2010. Amortization expense in both periods reflects proration of the 2009 bank term loan and convertible notes financing fees.
Other income/(expense), net:
     Other Income, net, includes adjustments to the estimated payments under earn-out arrangements that were part of the consideration for two 2009 acquisitions, as well as interest income earned and realized gains on investment accounts and foreign currency translation/transaction gain or loss, which is dependent on fluctuation in exchange rates. Other income, net also includes the effects of foreign currency revaluation on our cash, receivables and deferred revenues that are stated in currencies other than U.S dollars.
Income taxes:
     In the first quarter of 2011, we recorded a tax provision of $1.6 million, representing an effective tax rate of about 43%. Income tax expense was $0.4 million for the first quarter of 2010 against pre-tax income of $5.4 million for the first quarter of 2010, representing an effective tax rate of approximately 8%. The first quarter 2010 tax provision was lower than would be normally expected as a result of a discrete adjustment to a deferred tax asset reserve which resulted in a reduction of the reserve against our deferred tax asset by about $1.8 million.

Net income:

	Three Months
	Ended
	March 31,		2011 vs. 2010
($ in millions)	2011	2010	$	%
Net income	$2.1	$5.0	$(2.9)	(58)%
     First quarter 2011 net income was lower than for the first quarter of 2010 primarily due to, higher noncash charges and selling, general and administrative expenses mainly related to acquisition, partly off-set by higher gross profit.
Liquidity and Capital Resources

	Three Months
	Ended
	March 31,		2011 vs. 2010
($ in millions)	2011	2010	$	%
Net cash and cash equivalents provided by/(used in):
Operating activities:
Net Income	$2.1	$5.0	$(2.9)	(58)%
Non-cash charges	11.4	10.0	1.4	14%
Deferred income tax provision	1.6	0.4	1.2	NM
Net changes in working capital including changes in other assets	(12.7)	4.2	(16.9)	NM

Net operating activities	2.4	19.6	(17.2)	(88)%
Investing activities:
Acquisition, net of cash acquired	(16.4)	—	(16.4)	NM
Purchases of marketable securities, net	(2.2)	—	(2.2)	NM
Earnout payment related to 2009 acquisition	(3.2)	—	(3.2)	NM
Purchases of property and equipment	(6.4)	(5.3)	(1.1)	(21)%
Capital purchases funded through leases	1.1	2.6	(1.5)	(58)%

Purchases of property and equipment, net of assets funded through leases	(5.3)	(2.7)	(2.6)	(96)%
Capitalized software development costs	(1.0)	(0.8)	(0.2)	(25)%

Net investing activities	(28.1)	(3.5)	(24.6)	NM
Financing activities:
Payments on long-term debt and capital leases	(3.6)	(2.6)	(1.0)	(38)%
Other financing activities	0.5	1.5	(1.0)	(67)%

Net financing activities	(3.1)	(1.1)	(2.0)	NM
Net change in cash and cash equivalents	$(28.8)	$15.0	$(43.8)	NM

Days revenue outstanding in accounts receivable including unbilled receivables	87	96

(NM = not meaningful)
     Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by operations, debt and capital leases, and issuance of public equity.
     Sources and uses of cash: At March 31, 2011, the Company’s cash and cash equivalents balance was $16.4 million and when added to marketable securities, our total liquid funds were $54.7 million. At the beginning of the quarter, cash and equivalents were $45.2 million, and when marketable securities were added, the total was $81.5 million.
     Operations: Cash of $2.4 million was provided by operations was during the first quarter of 2011, compared to $19.6 million cash generated by operations in the first quarter of 2010. In the first quarter of 2010, profit from operations was higher and working capital declined as a result of collection of a $15.7 million 2009 year-end patent settlement receivable, resulting in unusually high cash from operations. The first quarter 2011 increase in working capital over the year end 2010 level was comprised of increased accounts receivable due to a seasonal increase in the days revenue outstanding, offset by a decline in unbilled receivables and a decrease in accounts payable due to the timing of vendor payments and customer payment terms under business agreement terms.
     Investing activities: On January 31, 2011, the Company completed the purchase of Trident for $17.5 million in cash, including $1.1 million of cash acquired, and approximately 3.0 million shares of Company Class A common stock valued at $12.3 million. Also, during the first quarter of 2011 the Company made a $3.2 million earnout payment related to a 2009 acquisition. First quarter of 2011 fixed asset additions, including software for internal use and excluding assets funded by leasing, was $6.4 million compared to $5.3 million in 2010. Also, first quarter investments in development of carrier software for resale which had reached the stage of development calling for capitalization, were $1.0 million in 2011 and $0.8 million in 2010. A net $2.3 million of Company cash was invested in marketable securities for a slightly higher expected investment return during the first quarter of 2011.
     Financing activities: Financing activities during the first quarter of 2011 were limited to scheduled term debt service payments and capital leasing. Fixed assets acquired under capital leases were valued at $1.1 million and $2.6 million during the three-months ended March 31, 2011 and 2010, respectively.
     Capital resources: We have a $35 million bank revolving Line of Credit facility through June 2012, with revolving credit borrowing available at the bank’s prime rate, which was 3.25% per annum at March 31, 2011. Borrowings at any time are limited to an amount based principally on the accounts receivable levels and working capital ratio, each as defined in the Line of Credit agreement. The Line of Credit available is also reduced by the amount of letters of credit outstanding and a cash management services sublimit, which was $1.5 million March 31, 2011. As of March 31, 2011, we had no borrowings outstanding under our bank Line of Credit and had approximately $33.5 million of unused borrowing availability under the line.
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
     The current bank Loan Agreement is secured by substantially all of the Company’s tangible and intangible assets. The principal amount outstanding under the Term Loan accrues interest at the greater of (i) 4% per annum, or (ii) a floating per annum rate equal to one-half of one percentage point (0.5%) above the Interest Rate (3.25% at March 31, 2010). The principal amount outstanding under the Term Loan is payable in sixty equal installments of principal of $0.6 million beginning on January 29, 2010 plus an additional forty five equal installments of principal of $0.2 million beginning October 31, 2010. Interest is payable on a monthly basis. Funds from the initial $30 million draw on the Term Loan were used primarily to retire a June 2009 term loan and funds from the additional $10 million drawn in September 2010 were used for general corporate purposes.
     The Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that requires (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Company, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of their business or property; to change their business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber their property; to pay dividends or other distributions or enter into material transactions with an affiliate of the Company. On March 4, 2011, the Loan Agreements covenants requiring a minimum adjusted quick ratio and a fixed charge coverage ratio were modified. As of March 31, 2011, we were in compliance with the covenants related to the Loan Agreement, and we believe that we will continue to comply with these covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to modify our financing arrangements, but there can be no assurance that lenders would not exercise their rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.
     The Company’s convertible note financing and seller debt arrangements entered into in 2009 are described in detail in Note 12 to financial statements. During 2011, the two final $5 million payments to the sellers of Networks in Motion are due in mid-June and mid-December.
     We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have a bank line of credit arrangement through June 2012, and borrowing capacity available to us under a capital lease facility. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.
Contractual Commitments
     As of March 31, 2011, our most significant commitments consisted of purchase obligations, term debt, obligations under capital leases and non-cancelable operating leases. Contractual acquisition earnouts consist of contingent consideration included as part of the purchase price of certain acquisitions. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of March 31, 2011 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total
Term loan from commercial bank	$10.5	$19.7	$2.4	$—	$32.6
4.5% Convertible notes obligation	4.7	9.3	108.1	—	122.1
Promissory notes payable	10.6	—	—	—	10.6
Contractual acquisition earnouts	3.2	—	—	—	3.2
Capital lease obligations	6.3	8.4	0.8	—	15.5
Operating leases	7.0	13.3	5.2	1.2	26.7
Purchase obligations	7.4	0.9	0.1	—	8.4

Total contractual commitments	$49.7	$51.6	$116.6	$1.2	$219.1

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     There have not been any material changes to our interest rate risk as described in Item 7A of our 2010 Annual Report on Form 10-K.
Foreign Currency Risk
     For the three-months ended March 31, 2011, we generated $8.7 million of revenue outside the U.S, mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of March 31, 2011, we had approximately $4.4 million of billed accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During the first quarter of 2011, our average receivables subject to foreign currency exchange risk was $1.2 million and our average deferred revenue balances subject to foreign currency exchange risk was $0.3 million. We had an average balance of $0.2 million of unbilled receivables denominated in foreign currency during the first quarter of 2011. We recorded immaterial transaction gains or losses on foreign currency denominated receivables and deferred revenue for the three-months ended March 31, 2011.
     There have not been any other material changes to our foreign currency risk as described in Item 7A of our 2010 Annual Report on Form 10-K.
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

     As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2011.
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
Item 1A. Risk Factors
     There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of May 2011.

TELECOMMUNICATION SYSTEMS, INC.
By:	/s/ Maurice B. Tosé
Maurice B. Tosé
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé Maurice B. Tosé May 3, 2011	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Thomas M. Brandt, Jr. Thomas M. Brandt, Jr. May 3, 2011	Senior Vice President and Chief Financial Officer (Principal Financial Officer)