Form 10-Q
period 2011-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2011-08-04
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2011
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

Shares outstanding
as of July 31,
Title of Each Class	2011
Class A Common Stock, par value $0.01 per share	51,511,632
Class B Common Stock, par value $0.01 per share	5,571,923

Total Common Stock Outstanding	57,083,555

INDEX
TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,342	$45,220
Marketable securities	37,061	36,307
Accounts receivable, net of allowance of $391 in 2011 and $447 in 2010	59,578	52,073
Unbilled receivables	22,746	32,358
Inventory	6,583	5,440
Deferred income tax assets	4,488	8,179
Deferred project costs and other current assets	14,276	8,961

Total current assets	170,074	188,538

Property and equipment, net of accumulated depreciation and amortization of $62,566 in 2011 and $56,696 in 2010	46,518	39,337
Software development costs, net of accumulated amortization of $24,452 in 2011 and $19,241 in 2010	35,635	39,427
Acquired intangible assets, net of accumulated amortization of $8,918 in 2011 and $6,190 in 2010	34,483	28,264
Goodwill	176,477	159,143
Other assets	12,458	8,100

Total assets	$475,645	$462,809

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$37,057	$42,833
Accrued payroll and related liabilities	13,251	13,570
Deferred revenue	22,786	18,063
Current portion of notes payable and capital lease obligations	19,961	24,519

Total current liabilities	93,055	98,985

Notes payable and capital lease obligations, less current portion	130,414	135,981
Deferred income tax liabilities	7,741	8,382
Other liabilities	6,609	3,916

Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares - 225,000,000; issued and outstanding shares of 51,478,267 in 2011 and 47,749,762 in 2010	515	478
Class B Common Stock; $0.01 par value:
Authorized shares - 75,000,000; issued and outstanding shares of 5,571,923 in 2011 and 5,741,334 in 2010	56	57
Additional paid-in capital	315,636	297,585
Accumulated other comprehensive income	102	30
Accumulated deficit	(78,483)	(82,605)

Total stockholders’ equity	237,826	215,545

Total liabilities and stockholders’ equity	$475,645	$462,809

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Consolidated Statements of Income
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Services	$75,993	$63,429	$150,795	$123,273
Systems	24,686	29,233	40,250	60,306

Total revenue	100,679	92,662	191,045	183,579
Direct costs of revenue
Direct cost of services revenue	40,597	35,886	82,304	70,218
Direct cost of systems revenue	22,009	23,588	34,074	46,624

Total direct cost of revenue	62,606	59,474	116,378	116,842

Services gross profit	35,396	27,543	68,491	53,055
Systems gross profit	2,677	5,645	6,176	13,682

Total gross profit	38,073	33,188	74,667	66,737
Operating expenses
Research and development expense	9,633	6,571	18,176	15,089
Sales and marketing expense	6,932	5,967	14,282	11,946
General and administrative expense	11,421	9,802	21,987	18,264
Depreciation and amortization of property and equipment	2,552	2,257	5,651	4,233
Amortization of acquired intangible assets	1,402	1,171	2,727	2,343

Total operating expenses	31,940	25,768	62,823	51,875
Income from operations	6,133	7,420	11,844	14,862
Interest expense	(1,882)	(2,237)	(3,802)	(4,589)
Amortization of deferred financing fees	(237)	(216)	(424)	(376)
Other income (expense), net	(161)	495	(126)	985

Income before income taxes	3,853	5,462	7,492	10,882
Provision for income taxes	(1,790)	(2,367)	(3,370)	(2,777)

Net income	$2,063	$3,095	$4,122	$8,105

Net income per share-basic	$0.04	$0.06	$0.07	$0.15

Net income per share-diluted	$0.03	$0.06	$0.07	$0.14

Weighted average shares outstanding-basic	56,891	52,920	56,214	52,788
Weighted average shares outstanding-diluted	59,263	56,124	58,554	66,897
See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Consolidated Statement of Stockholders’ Equity
(amounts in thousands, except share data)
(unaudited)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income	Deficit	Total
Balance at January 1, 2011	$478	$57	$297,585	$30	$(82,605)	$215,545
Issuance of 3,000,000 shares of Class A Common Stock in connection with the acquisition of Trident Space & Defense, LLC	30	—	12,240	—	—	12,270
Options exercised for the purchase of 390,565 shares of Class A Common Stock	4	—	614	—	—	618
Issuance of 138,685 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	491	—	—	492
Conversion of 169,411 shares of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—
Issuance of 29,745 Class A Common Stock for vested restricted stock	1	—	—	—	—	1
Stock-based compensation expense	—	—	4,706	—	—	4,706
Net unrealized gain on securities and other				72		72
Net income for the six-months ended June 30, 2011	—	—	—	—	4,122	4,122

Balance at June 30, 2011	$515	$56	$315,636	$102	$(78,483)	$237,826

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net Income	$4,122	$8,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,651	4,233
Amortization of capitalized software development costs	5,211	4,607
Stock based compensation expense	4,706	5,371
Deferred tax provision	3,828	2,777
Amortization of acquired intangible assets	2,727	2,343
Amortization of investment premiums and accretion of discounts, net	488	—
Impairment of marketable securities	—	225
Amortization of deferred financing fees	424	376
Other non-cash adjustments	1,218	884
Changes in operating assets and liabilities:
Accounts receivable, net	(5,105)	14,280
Unbilled receivables	9,612	(2,084)
Inventory	(1,143)	5,607
Deferred project costs and other current assets	322	20,947
Other assets	632	465
Accounts payable and accrued expenses	(6,939)	(13,377)
Accrued payroll and related liabilities	(935)	(6,862)
Deferred revenue	2,535	(5,146)
Other liabilities	(3,676)	8,922

Subtotal — Changes in operating assets and liabilities	(4,697)	22,752

Net cash provided by operating activities	23,678	51,673
Investing activities:
Acquisitions, net of cash acquired	(16,066)	—
Earnout payment related to 2009 acquisition	(3,213)	—
Purchases of marketable securities	(16,324)	—
Proceeds from sale and maturity of marketable securities	15,154	—
Purchases of property and equipment	(10,478)	(11,075)
Capitalized software development costs	(1,410)	(2,172)

Net cash used in investing activities	(32,337)	(13,247)
Financing activities:
Payments on notes payable and capital lease obligations	(12,329)	(5,218)
Proceeds from exercise of employee stock options and sale of stock	1,110	2,402

Net cash used in financing activities	(11,219)	(2,816)

Net (decrease) increase in cash	(19,878)	35,610
Cash and cash equivalents at the beginning of the period	45,220	61,425

Cash and cash equivalents at the end of the period	$25,342	$97,035

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(amounts in thousands, except per share amounts)
(unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
     Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2010 Annual Report on Form 10-K. The terms “TCS”, “Company”, “we”, “us” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.
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
     The Company assesses goodwill for impairment in the fourth quarter of each fiscal year, or sooner should there be an indicator of impairment. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others. As of June 30, 2011, the Company has not identified any indicators of impairment with respect to its goodwill.
     Revenue Recognition. Effective January 1, 2011, the Company adopted the Accounting Standards Update (“ASU”) 2009-14 (ASC topic 985) “Certain Revenue Arrangements That Include Software Elements” and the ASU 2009-13 (ASC topic 605) “Revenue Recognition — Multiple Deliverable Revenue Arrangements” on a prospective basis for any contract entered into or significantly modified after January 1, 2011, the adoption of which did not have a material impact on the financial statements. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) the fee is probable of collection.
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

     We allocate the fees in a multi-element arrangement to each element based on the relative fair value of each element, using vendor-specific objective evidence (“VSOE”) of the fair value of each of the elements, if available. VSOE is generally determined based on the price charged when an element is sold separately. In the absence of VSOE of fair value, the fee is allocated among each element based on third-party evidence (“TPE”) of fair value, which is determined based on competitor pricing for similar deliverables when sold separately. When the Company is unable to establish fair value using VSOE or TPE, the Company uses estimated selling price (“ESP”) to allocate value to each element. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold separately. The Company determines ESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices.
     Fees from the development and implementation of custom systems are generally performed under time and materials and fixed fee contracts. Revenue is recognized under time and materials contracts and cost plus fee contracts as billable costs are incurred. Fixed-price product delivery contracts are accounted for using the percentage-of-completion or proportional performance method, measured either by total costs incurred as a percentage of total estimated costs at the completion of the contract, or direct labor costs incurred compared to estimated total direct labor costs for projects for which third-party hardware represents a significant portion of the total estimated costs. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones. Any estimated losses under long-term contracts are recognized in their entirety at the date that it becomes probable of occurring. Revenue from hardware sales to monthly subscriber customers is recognized as systems revenue. The Company also has contracts and purchase orders where revenue is recognized at the time products or services are delivered, or when the product is shipped and the risk of the loss is transferred to the buyer, net of discounts.
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
     Earnings per share. Basic net income per common share is based upon the average number of shares of common stock outstanding during the period. Stock options and restricted stock of approximately 5.8 million shares and 6.7 million shares, respectively, for the three- and six-months ended June 30, 2011 and 7.8 million shares and 5.9 million shares, respectively, for the three- and six-months ended June 30, 2010 were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. Shares issuable upon conversion of convertible debt issued in the fourth quarter of 2009 were included in weighted average diluted shares for the six-months ended June 30, 2010 but were excluded from weighted average diluted shares for the six-months ended June 30, 2011 and for the three-months ended June 30, 2011 and 2010 because the effect of their inclusion would have been anti-dilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income, basic	$2,063	$3,095	$4,211	$8,105
Adjustment for assumed dilution:
Interest on convertible debt, net of taxes	—	—	—	1,457

Net income, diluted	$2,063	$3,095	$4,211	$9,562

Denominator:
Total basic weighted-average common shares outstanding	56,891	52,920	56,214	52,788
Effect of dilutive stock options and restricted stock based on treasury stock method	2,372	3,204	2,340	4,107
Effect of dilutive 4.5% convertible debt, based on “if converted” method	—	—	—	10,002

Weighted average diluted shares	59,263	56,124	58,554	66,897

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings per common share:

Net income per share — basic	$0.04	$0.06	$0.07	$0.15

Diluted earnings per common share:
Net income per share-diluted	$0.03	$0.06	$0.07	$0.14

     Comprehensive Income. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are included as a component of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale.
     The following table summarizes components of total comprehensive income are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$2,063	$3,095	$4,122	$8,105
Other comprehensive income:
Change in foreign currency translation	—	—	(1)	1
Change in unrealized gains (loss) on marketable securities	88	—	72	—

Total comprehensive income	$2,151	$3,095	$4,193	$8,106

     Recent Accounting Pronouncements.
     In June 2011, the Financial Accounting Standards Board issued ASU 2011-5 Topic 220 “Comprehensive Income.” This guidance updates the presentation of comprehensive income and eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, and early adoption is permitted. This guidance is not expected to have a material impact on our results of operations, cash flows or financial position. It will however change the Company’s financial statement presentation.
2. Acquisition
     Effective January 31, 2011, the Company completed the acquisition of the outstanding units of Trident Space & Defense, LLC (“Trident”), in accordance with the Purchase and Sale Agreement (the “Purchase Agreement”). The Trident acquisition was accounted for using the acquisition method; accordingly, the total purchase price was allocated to the acquired assets and assumed liabilities based on management’s preliminary determination of the fair values as of January 31, 2011. Trident’s operating results are reflected in the Company’s consolidated financial statements and are included in the Government Segment.
     The purchase price was $29,460, comprised of $17,190 paid in cash and 3.0 million shares in the Company’s Class A Common Stock valued at $12,270. The total purchase price was allocated based on the estimated fair value of the acquired tangible and intangible assets and assumed liabilities, with the excess of the purchase price over the assets acquired and liabilities assumed being allocated to goodwill. The weighted average amortization period for the Acquired intangible assets is approximately 9.6 years. The valuation has resulted in the recognition of $17,334 of goodwill, which will be deductible for tax purposes.
     Trident is headquartered in Torrance, CA and is a leading provider of engineering and electronics solutions for global space and defense markets. Trident is expected to improve the Company’s product engineering depth, access to international sales opportunities, and provide additional leverage into the U.S. military and space markets. Substantially all of the Trident revenue is derived from the sale of high reliability component parts to the aerospace, military and industrial markets.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Assets:
Cash	$1,124
Accounts receivable	2,400
Other current assets	5,637
Deferred income taxes	779
Property and equipment	89
Acquired intangible assets	8,947
Other long-term assets	5,413
Accounts payable and accrued expenses	(3,070)
Accrued payroll and related liabilities	(616)
Deferred revenue	(2,208)
Other liabilities	(6,369)

Total net assets	12,126
Goodwill	17,334

Net assets acquired	$29,460

     The Consolidated Balance Sheets as of June 30, 2011 reflects this preliminary allocation. The Company is currently completing its analysis of the fair value of the identifiable intangible assets, as well a consideration of the deferred taxes acquired in the acquisition. The Company’s analysis will be finalized in a timely manner, not to exceed 12 months from the acquisition date. The Trident operations have been included in our consolidated results of operations since the acquisition date of January 31, 2011. The pro forma statement of operations information is omitted because the acquisition of substantially all of the assets of Trident did not have a significant impact on our results of operations or income per share attributable to common stockholders for the period ended June 30, 2011.
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
     We also recognize stock compensation expense for restricted stock issued to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. We had 627 thousand shares and 42 thousand shares of restricted stock outstanding, respectively, as of June 30, 2011 and June 30, 2010. As a result of the restricted stock grants outstanding as of June 30, 2011, we expect to record future stock compensation expense of $528 during 2011 and $1,845 over the remaining vesting periods of the shares ending in the second quarter of 2014.
     The material components of our stock compensation expense are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Stock-based compensation:
Stock options	$1,781	$2,110	$4,080	$5,141
Restricted stock	289	69	486	122
Employee stock purchase plan	55	70	140	108

Total stock compensation expense	$2,125	$2,249	$4,706	$5,371

     Stock-based compensation is included in our operations in the accompanying Consolidated Statements of Income as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock-based compensation:
Direct cost of revenue	$1,426	$1,415	$3,148	$3,377
Research and development expense	410	587	913	1,402
Sales and marketing expense	109	136	244	326
General and administrative expense	180	111	401	266

Total stock compensation included in operating expenses	$2,125	$2,249	$4,706	$5,371

     A summary of our stock option activity and related information for the six-months ended June 30, 2011 is as follows:

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price
Outstanding, beginning of the period	15,446	$5.42
Granted	2,921	$4.36
Exercised, including 181 exercised through a net share settlement transaction	(390)	$3.05
Expired	(367)	$7.24
Forfeited	(1,424)	$5.10

Outstanding, at June 30, 2011	16,186	$5.28

		Weighted
		Average
	Number of	Exercise
(Share amounts in thousands)	Options	Price
Exercisable, at June 30, 2011	8,990	$4.64

Vested and expected to vest at June 30, 2011	14,924	$5.22

Weighted-average remaining contractual life of options outstanding at June 30, 2011	6.8 years

	Six Months June 30,
	2011	2010
Estimated weighted-average grant-date fair value of options granted during the period	$2.42	$4.58

Total fair value of options vested during the period	$5,231	$5,297

Intrinsic value of options exercised during the period	$631	$2,258

4. Supplemental Disclosure of Cash Flow Information
     Property and equipment acquired under capital leases totaled $1,115 and $2,203 during the three- and six-months ended June 30, 2011, respectively. We acquired $3,068 and $5,706 of property under capital leases during the three- and six-months ended June 30, 2010, respectively.
     Interest paid totaled $2,468 and $3,110 during the three- and six-months ended June 30, 2011, respectively. We paid $954 and $2,606 in interest for the three- and six-months ended June 30, 2010, respectively.
     Income taxes paid totaled $116 during the three-months ended June, 30, 2011 and income taxes refunded netted to $80 during the six-months ended June 30, 2011. Income taxes paid totaled $942 and $2,172 for the three- and six-months ended June 30, 2010, respectively.
5. Marketable Securities
     The following is a summary of available-for-sale marketable securities at June 30, 2011:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Estimated
	Basis	Gains	Losses	Fair Value
Corporate bonds	$25,495	$99	$(8)	$25,586
Mortgage-backed and asset-backed securities	4,478	5	(17)	4,466
Agency bonds	5,502	3	(2)	5,503
Government bonds	1,498	8	—	1,506

Total marketable securities	$36,973	$115	$(27)	$37,061

     The following table summarizes the original cost and estimated fair value of available-for-sale marketable securities by contractual maturity at June 30, 2011:

	Original
	Cost	Fair Value
Due within 1 year or less	$15,309	$15,114
Due within 1-2 years	16,450	16,145
Due within 2-3 years	5,900	5,802

	$37,659	$37,061

6. Fair Value Measurements
     Our population of assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements at
	as of	6/30/2011
	6/30/2011	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$25,342	$25,342	$—	$—
Corporate bonds	25,586	25,586	—	—
Mortgage-backed and asset-backed securities	4,466	4,466	—	—
Agency bonds	5,503	5,503	—	—
Government bonds	1,506	1,506	—	—

Marketable securities	37,061	37,061	—	—
Deferred compensation plan investments	654	654	—	—

Assets at fair value	$63,057	$63,057	$—	$—

	Fair Value	Fair Value Measurements at
	as of	6/30/2011
	6/30/2011	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Liabilities:
Contractual acquisition earnouts	$3,444	$—	$—	$3,444
Deferred compensation	423	423	—	—

Liabilities at fair value	$3,867	$423	$—	$3,444

	Fair Value	Fair Value Measurements at
	as of	6/30/2010
	6/30/2010	Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$97,035	$97,035	$—	$—
Deferred compensation plan investments	1,005	1,005	—	—

Assets at Fair Value	$98,040	$98,040	$—	$—

Liabilities
Deferred compensation	$858	$858	$—	$—
Contractual acquisition earnouts	6,441	—	—	6,441

Liabilities at Fair Value	$7,299	$858	$—	$6,441

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
     The Company holds marketable securities that are investment grade and are classified as available-for-sale. The securities include corporate bonds, government bonds, agency bonds, mortgage and asset backed securities that are carried at fair market value based on quoted market prices, see Note 5. The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. The funds held are all managed by a third party, and include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market. The related deferred compensation liabilities are valued based on the underlying investment selections in each participant’s account. The contractual acquisition earnouts were part of the consideration paid for certain 2009 acquisitions. The fair value of the earnouts is based on probability-weighted payouts under different scenarios, discounted using a discount rate commensurate with the risk.
     The following table provides a summary of the changes in the Company’s contractual acquisition earnouts measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six-months ended June 30, 2011:

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Balance at January 1, 2011	$6,174
Fair value adjustment recognized in earnings	483
Purchases, issuances, and settlements, net	(3,213)
Transfers in and/or out of Level 3	—

Balance at June 30, 2011	$3,444

     The Company’s long-term debt consists of borrowings under a commercial bank term loan agreement, a 4.5% convertible senior notes, and promissory notes, see Note 12. The long-term debt is currently reported at the borrowed amount outstanding and the fair value of the Company’s long-term debt approximates its carrying amount.
     The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired. In the first six months of 2011, there were no impairments.

7. Segment Information
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
     The following table sets forth results for our reportable segments for the three- and six-months ended June 30, 2011 and 2010, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net income for the respective periods is also included below:

	Three Months Ended June 30,
	2011			2010
	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$43,820	$32,173	$75,993	$41,323	$22,106	$63,429
Systems	3,773	20,913	24,686	6,670	22,563	29,233

Total revenue	47,593	53,086	100,679	47,993	44,669	92,662

Direct costs of revenue
Direct cost of services	19,364	21,233	40,597	20,470	15,416	35,886
Direct cost of systems	3,616	18,393	22,009	3,448	20,140	23,588

Total direct costs	22,980	39,626	62,606	23,918	35,556	59,474

Gross profit
Services gross profit	24,456	10,940	35,396	20,853	6,690	27,543
Systems gross profit	157	2,520	2,677	3,222	2,423	5,645

Total gross profit	$24,613	$13,460	$38,073	$24,075	$9,113	$33,188

	Six Months Ended June 30,
	2011			2010
	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$88,047	$62,748	$150,795	$80,601	$42,672	$123,273
Systems	8,520	31,730	40,250	15,315	44,991	60,306

Total revenue	96,567	94,478	191,045	95,916	87,663	183,579

Direct costs of revenue
Direct cost of services	39,223	43,081	82,304	39,734	30,484	70,218
Direct cost of systems	6,780	27,294	34,074	6,889	39,735	46,624

Total direct costs	46,003	70,375	116,378	46,623	70,219	116,842

Gross profit
Services gross profit	48,824	19,667	68,491	40,867	12,188	53,055
Systems gross profit	1,740	4,436	6,176	8,426	5,256	13,682

Total gross profit	$50,564	$24,103	$74,667	$49,293	$17,444	$66,737

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total segment gross profit	$38,073	$33,188	$74,667	$66,737
Research and development expense	(9,633)	(6,571)	(18,176)	(15,089)
Sales and marketing expense	(6,932)	(5,967)	(14,282)	(11,946)
General and administrative expense	(11,421)	(9,802)	(21,987)	(18,264)
Depreciation and amortization of property and equipment	(2,552)	(2,257)	(5,651)	(4,233)
Amortization of acquired intangible assets	(1,402)	(1,171)	(2,727)	(2,343)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest expense	(1,882)	(2,237)	(3,802)	(4,589)
Amortization debt discount and debt issuance expenses	(237)	(216)	(424)	(376)
Other income (expense), net	(161)	495	(126)	985

Income before income taxes	3,853	5,462	7,492	10,882
Provision for income taxes	(1,790)	(2,367)	(3,370)	(2,777)

Net income	$2,063	$3,095	$4,122	$8,105

8. Inventory
     Inventory consisted of the following:

	June 30,	Dec. 31,
	2011	2010
Component parts	$3,975	$2,564
Finished goods	2,608	2,876

Total inventory at period end	$6,583	$5,440

9. Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill
     Our acquired intangible assets and capitalized software development costs of consisted of the following:

	June 30, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Acquired intangible assets:
Customer lists and other	$21,899	$4,222	$17,677	$12,952	$2,928	$10,024
Customer relationships	20,138	4,160	15,978	20,138	2,818	17,320
Trademarks and patents	1,364	536	828	1,364	444	920
Software development costs, including acquired technology	60,087	24,452	35,635	58,668	19,241	39,427

Total acquired intangible assets and software dev. costs	$103,488	$33,370	$70,118	$93,122	$25,431	$67,691

Estimated future amortization expense:
Six Months ending December 31, 2011						$7,138
Year ending December 31, 2012						$14,174
Year ending December 31, 2013						$14,157
Year ending December 31, 2014						$12,166
Year ending December 31, 2015						$4,494
Thereafter						$17,989

						$70,118

     For the three- and six-months ended June 30, 2011, we capitalized $442 and $1,420, respectively, of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. For the three- and six-months ended June 30, 2010, we capitalized $1,352 and $2,172, respectively, of software development costs. These costs are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. We believe that these capitalized costs will be recoverable from future gross profits generated by the selected products and services.
     We routinely update our estimates of the recoverability of the software that has been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.
     The changes in the carrying amount of goodwill are as follows:

	Commercial	Government
	Segment	Segment	Total
Balance as of December 31, 2010	$122,454	$36,689	$159,143
Goodwill from acquisition	—	17,334	17,334

Balance as of June 30, 2011	$122,454	$54,023	$176,477

     The gross carrying amounts increased in the six-months ended June 30, 2011 due to the preliminary Trident purchase price allocation and adjustments. Prior to the end of the measurement period for the final purchase price allocation, which is not to exceed 12 months from the respective acquisition date, if information becomes available which would indicate adjustments are required to the purchase price these adjustments will be included in the purchase price allocation retrospectively.

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
     The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total Revenue For the Three		% of Total Revenue For the Six
		Months Ended		Months Ended
		June 30,		June 30,
Customer	Segment	2011	2010	2011	2010
U.S. Government agencies and departments	Government	31%	36%	27%	36%
Customer A	Commercial	19%	28%	20%	29%
Customer B	Commercial	11%	< 10%	11%	< 10%

		As of June 30, 2011
		Accounts	Unbilled
Customer	Segment	Receivable	Receivables
U.S. Government agencies and departments	Government	17%	29%
Customer A	Commercial	20%	26%
Customer B	Commercial	7%	10%
11. Lines of Credit
     We have maintained a line of credit arrangement with our principal bank since 2003. Our present Loan Agreement with our principal bank provides for a $35,000 revolving line of credit (the “Line of Credit.”) available through June 25, 2012. Our potential borrowings under the Line of Credit are reduced by a cash management services sublimit which totaled $1,525 at June 30, 2011.
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
     As of June 30, 2011 and December 31, 2010, there were no borrowings on the line of credit and we had approximately $33,500 and $32,900, respectively, of unused borrowing availability under this line of credit.
12. Long-term Debt
     Long-term debt consisted of the following:

	June 30,	Dec. 31,
	2011	2010
4.5% Convertible notes	$103,500	$103,500
Promissory note payable to NIM sellers	5,000	10,000
Term loan from commercial bank	19,999	23,333
Term loan from commercial bank	8,002	9,333

Total long-term debt	136,501	146,166
Less: current portion	(14,334)	(19,333)

Non-current portion of long-term debt	$122,167	$126,833

     Aggregate maturities of long-term debt (including interest) at June 30, 2011 are as follows:

2011	$12,882
2012	14,848
2013	14,428
2014	112,885

Total long-term debt	$155,043

     On November 10, 2009, the Company sold $103,500 aggregate principal amount of 4.5% Convertible Senior Notes (the “Notes”) due 2014. The Notes are not registered and were offered under Rule 144A of the Securities Act of 1933, as amended. Concurrent with the issuance of the Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that are expected to reduce the potential dilution associated with the conversion of the Notes. Holders may convert the Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate will initially be 96.637 shares of Class A common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions, described below, is an increase in the effective conversion premium of the Notes to $12.74 per share.
     The convertible note hedge transactions cover, subject to adjustments, 10,001,303 shares of Class A common stock. Also, in connection with the sale of the Notes, the Company entered into separate warrant transactions with certain counterparties (collectively, the “Warrant Dealers”). The Company sold to the Warrant Dealers the warrants to purchase in the aggregate 10,001,303 shares of Class A common stock, subject to adjustments, at an exercise price of $12.74 per share of Class A common stock. The Company offered and sold the warrants to the Warrant Dealers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The convertible note hedge and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, which are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. The cost of the convertible note hedge transactions to the Company was approximately $23,800, and has been accounted for as an equity transaction in accordance with ASC 815-40, Contracts in Entity’s own Equity. The Company received proceeds of approximately $13,000 related to the sale of the warrants, which has also been classified as equity as the warrants meet the classification criteria under ASC 815-40-25, in which the warrants and the convertible note hedge transactions require settlements in shares and provide the Company with the choice of a net cash or common shares settlement. As the convertible note hedge and warrants are indexed to our common stock, we recognized them in Additional paid-in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.
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
     On December 15, 2009, the Company issued $40,000 in promissory notes as part of the consideration paid for the acquisition of Networks In Motion, of which $5,000 is outstanding and due in December 2011. The promissory notes bear simple interest at 6%. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS’s subsidiaries.
     We have a $40,000 five year commercial bank term loan (the “Term Loan”), which matures July 2014. The Company initially drew $30,000 of the term funds available on December 31, 2009 and drew the remaining $10,000 available balance on September 30, 2010. The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to the rate which is 0.5% plus the greater of (i) 4% per annum, or (ii) the bank’s prime rate (3.25% at June 30, 2011). The principal amount outstanding under the Term Loan is payable in sixty equal monthly installments of principal of $556 beginning on January 2010 through June 2014 plus an additional forty five equal monthly installments of principal of $222 beginning October 2010 through June 2014. Interest is payable on a monthly basis.
     Our bank Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that require (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Borrowers, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of its business or property; to change its business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber its property; to pay dividends or other distributions or enter into material transactions with an affiliate. On March 4, 2011, the Loan Agreement covenants requiring a minimum adjusted quick ratio and a fixed charge coverage ratio where modified. As of June 30, 2011, we were in compliance with the covenants related to the Loan Agreement, and we believe that we will continue to comply with these covenants in the foreseeable future. If our performance does not result in compliance with any of these restrictive covenants, we would seek to further modify our financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

13. Capital leases
     We lease certain equipment under capital leases. Capital leases are collateralized by the leased assets. Amortization of leased assets is included in depreciation and amortization expense.
     Future minimum payments under capital lease obligations consisted of the following at June 30, 2011:

2011	$3,296
2012	5,766
2013	4,173
2014	1,680
2014	174

Total minimum lease payments	15,089
Less: amounts representing interest	(1,214)

Present value of net minimum lease payments (including current portion of $5,627)	$13,875

14. Income taxes
     Our provision for income taxes totaled $1,790 and $3,370 for the three- and six-months ended June 30, 2011, respectively, as compared to $2,367 and $2,777 being recorded for the three- and six-months ended June 30, 2010. The expense recorded for the six-month period ended June 30, 2011 is comprised of current year tax expense of $3,226 recorded based on estimated annual pretax income plus a discrete tax expense of $144 recorded related to unrecognized tax benefits.
     We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.
15. Commitments and Contingencies
     Our purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings, and contractual acquisition earnouts consist of consideration included as part of the purchase price allocation of certain acquisitions. As of June 30, 2011, our total commitments from purchase obligations and other long-term liabilities consisted of the following:

	Within 12	1-3	3-5	More than
	Months	Years	Years	5 Years	Total
Purchase obligations	$16,870	$1,331	$7	$—	$18,208
Contractual acquisition earnouts	3,444	—	—	—	3,444

Total contractual commitments	$20,314	$1,331	$7	$—	$21,652

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that indemnification claims should not have a material effect on our results of operations; (b) regarding our expectations with regard to the notes hedge transactions; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months, (d) as to the sufficiency of our capital resources to meet our anticipated working capital and capital expenditures for at least the next twelve months, (e) that we expect to realize approximately $277.5 million of backlog in the next twelve months, (f) that we believe that capitalized software development costs will be recoverable from future gross profits (g) regarding our belief that we were in compliance with our loan covenants and that we believe that we will continue to comply with these covenants, (h) regarding our expectations with regard to income tax assumptions and future stock based compensation expenses, (i) indicating our insurance policies should cover all of the costs of the claims in the IPO laddering class action lawsuit, (j) that we believe the Trident acquisition will help expand our market reach, and (k) that our backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed, (l) that we believe our intellectual property represented by patents is a valuable asset which will contribute positively to our results of operations, (m) that the failure to expand the federal government debt ceiling in the future may result in customer directed stoppage of work on existing contracts, or in delayed payments for work performed on existing contracts, and (n) that a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others may indicate an impairment of our goodwill.
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
     We have identified our most critical accounting policies and estimates to be those related to the following:
-	Revenue recognition,
-	Acquired intangible assets,
-	Impairment of goodwill,
-	Stock compensation expense,
-	Marketable securities,
-	Capitalized software development costs,
-	Income taxes,
-	Business combinations, and
-	Legal and other contingencies.
     This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). See Note 1 to the unaudited interim consolidated financial statements included elsewhere in this Form 10-Q for a list of the standards implemented for the six-months ended June 30, 2011.
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
2011 Acquisition
     On January 31, 2011, the Company acquired privately-held Trident Space & Defense, LLC, a leading provider of engineering and electronics solutions for global space and defense markets, located in Torrance, California. Total consideration for the acquisition was $29.5 million including, $17.2 million paid in cash and $12.3 million or approximately three million shares of our Class A common stock. Substantially all of the Trident revenue stream is from the supply of highly reliable electronic parts, materials, radiation tolerant components, products and services for aerospace, military and industrial markets. Trident adds engineering and design depth to our government solution operations. The Company believes Trident will help expand the overall market reach of the combined entities. Most of Trident’s business is from international customers to which the Company intends to sell other products and services, and the Company expects to sell Trident’s solutions to the U.S. military and space markets. The newly acquired business operations are included in our Government Segment.
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
Results of Operations
     The comparability of our operating results in the three- and six-month period ended June 30, 2011 to the three- and six-month period ended June 30, 2010 is affected by acquisition of Trident which completed on January 31, 2011. Where changes in our results of operations from the three- and six-months ended June 30, 2011 compared to the three- and six-months ended June 30, 2010 are clearly related to this acquisition, such as revenue and increases in amortization of intangibles, we quantify the effects. This acquisition did not result in our entry into a new line of business or product category since it added products and services similar to those provided by our Government Segment.
Revenue and Cost of Revenue
     The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments.
Commercial Segment:

	Three Months				Six Months
	Ended June 30,		2011 vs. 2010		Ended June 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
Services revenue	$43.8	$41.3	$2.5	6%	$88.1	$80.6	$7.5	9%
Systems revenue	3.8	6.7	(2.9)	(43)%	8.5	15.3	(6.8)	(44)%

Commercial segment revenue	47.6	48.0	(0.4)	(1)%	96.6	95.9	0.7	1%

Direct cost of services revenue	19.4	20.4	(1.0)	(5)%	39.2	39.7	(0.5)	(1)%
Direct cost of systems revenue	3.6	3.5	0.1	3%	6.8	6.9	(0.1)	(1)%

Commercial segment cost of revenue	23.0	23.9	(0.9)	(4)%	46.0	46.6	(0.6)	(1)%

Services gross profit	24.4	20.9	3.5	17%	48.9	40.9	8.0	20%
% of revenue	56%	51%			56%	51%
Systems gross profit	0.2	3.2	(3.0)	(94)%	1.7	8.4	(6.7)	(80)%

% of revenue	5%	48%			20%	55%
Commercial segment gross profit(1)	$24.6	$24.1	$0.5	2%	$50.6	$49.3	$1.3	3%

% of revenue	52%	50%			52%	51%

[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements.
Commercial Services Revenue, Cost of Revenue, and Gross Profit:
     Our commercial services revenue includes hosted wireless Location Based Service (“LBS”) applications including turn-by-turn navigation, people-finder, asset tracker and E9-1-1 service for wireless and Voice over Internet Protocol (“VoIP”) service providers, and hosted wireless LBS infrastructure including Position Determining Entity (“PDE”) service. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Subscriber service revenue is generated by client software applications for wireless subscribers, generally on a per-subscriber per month basis. Hosted LBS service and E9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Service Answering Points, or the number of customer subscribers or sessions using our technology. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.
     Commercial services revenue in the three- and six-months ended June 30, 2011 increased $2.5 million, or 6%, and $7.5 million, or 9%, respectively, compared to the same periods in 2010 due to increased sales of both wireless and VoIP E9-1-1 services, an increase in LBS subscriber application revenue, and an increase in software maintenance revenue.
     The direct cost of commercial services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs for network operation centers and co-location facilities, and equipment and software maintenance. The direct cost of services also includes amortization of capitalized software development costs of $1.7 million for both the three-months ended June 30, 2011 and June 30, 2010. For the three-months ended June 30, 2011, the direct cost of services revenue decreased $1.0 million, or 5%, from 2010, due mainly to savings in labor and other direct costs. Amortization of capitalized software development costs were $3.5 million and $3.3 million, respectively, for the six-months ended June 30, 2011 and 2010. For the six-months ended June 30, 2011 the direct cost of services revenue decreased $0.5 million, or 1%, compared to the same period in 2010 due to savings in labor and other direct costs, such as licensed content.
     Commercial services gross profit for the three- and six-months ended June 30, 2011 increased $3.5 million, or 17%, and $8.0 million, or 20%, respectively, compared to the same periods in 2010 due to increased revenue, favorable mix, and cost control.
Commercial Systems Revenue, Cost of Revenue, and Gross Profit:
     We sell communications systems to wireless carriers incorporating our licensed software for enhanced services mainly for LBS and text messaging. Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks during the relevant period. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue.
     Commercial systems revenue for the three- and six-months ended June 30, 2011 decreased $2.9 million, or 43% and $6.8 million, or 44%, respectively, compared to the same periods of 2010. The decrease is primarily due to lower sales of text messaging software licenses for incremental customer volume capacity and, to a lesser extent, lower sales of location-based infrastructure systems. The rate of growth in customer use of text messaging has declined, affecting our sales of new licenses, and no text messaging license sales for incremental customer capacity needs are expected for the remainder of 2011.
     The direct cost of our commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, consulting fees as well as the amortization of acquired and capitalized software development. The direct costs of systems revenue for the three- and six-months ended June 30, 2011 were relatively flat compared to the same periods in 2010. The direct cost of the license component of systems revenue is normally very low, and the gross profit very high since much of the software development costs were expensed in prior periods, so that changes in the license component of the systems revenue mix significantly affects the average gross margin in a period. During the three- and six-months ended June 30, 2011, direct costs of systems revenue included $0.9 million and $1.8 million, respectively, of amortization of software development costs. Comparatively, in the three- and six-months ended June 30, 2010, direct cost of systems revenue included $0.7 million and $1.3 million, respectively, of amortization of software development costs.
     Our commercial systems gross profit for the three-months ended June 30, 2011 decreased to $0.2 million, or 5% of commercial systems revenue, compared to $3.2 million, or 48% of commercial systems revenue, for the three-months ended June 30, 2010. Commercial systems gross profit for the six-months ended June 30, 2011 was $1.7 million, or 20% of commercial systems revenue compared to $8.4 million, or 55% of revenue in the comparable periods of 2010. Commercial systems gross profit decreased $3.0 million and $6.7 million for the three- and six-months ended June 30, 2011 compared to the same periods in 2010, mainly due to lower high-margin text messaging license software capacity sales.

Government Segment:

	Three Months				Six Months
	Ended June 30,		2011 vs. 2010		Ended June 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
Services revenue	$32.2	$22.1	$10.1	46%	$62.7	$42.7	$20.0	47%
Systems revenue	20.9	22.6	(1.7)	(8)%	31.7	45.0	(13.3)	(30)%

Government segment revenue	53.1	44.7	8.4	19%	94.4	87.7	6.7	8%

Direct cost of services revenue	21.2	15.4	5.8	38%	43.0	30.5	12.5	41%
Direct cost of systems revenue	18.4	20.2	(1.8)	(9)%	27.3	39.7	(12.4)	(31)%

Government segment cost of revenue	39.6	35.6	4.0	11%	70.3	70.2	0.1	NM

Services gross profit	11.0	6.7	4.3	64%	19.7	12.2	7.5	61%
% of revenue	34%	30%			31%	29%
Systems gross profit	2.5	2.4	0.1	4%	4.4	5.3	(0.9)	(17)%

% of revenue	12%	11%			14%	12%
Government segment gross profit	13.5	9.1	4.4	48%	24.1	17.5	6.6	38%

% of revenue	25%	20%			26%	20%

(NM = not meaningful)

[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements
Government Services Revenue, Cost of Revenue, and Gross Profit:
     Government services revenue primarily consists of professional communications engineering and field support, cyber-security training, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite including resale of satellite airtime. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods. Government services revenue increased $10.1 million, or 46% and $20.0 million, or 47% for the three- and six-months ended June 30, 2011 compared to the same periods in 2010 as a result of new and expanded-scope contracts for field support and maintenance, professional services, and satellite airtime services using our teleport facilities.
     Direct cost of government services revenue consists of compensation, benefits and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs increased as a result of the increased volume of services.
     Our gross profit from government services increased to $11.0 million and $19.7 in the three- and six-months ended June 30, 2011, respectively, compared to $6.7 million and $12.2 million in the three- and six-months ended June 30, 2010, respectively, as a result of a higher volume of services. Government services gross margin was 34% and 30% of revenue for the three-months ended June 30, 2011 and 2010, respectively. Government services gross margin was 31% compared to 29% of revenue for the six-months ended June 30, 2011 and 2010, respectively.
Government Systems Revenue, Cost of Revenue, and Gross Profit:
     We generate government systems revenue from the design, procurement, assembly and deployment of information processing components and communication systems, mainly deployable satellite-based and line-of-sight communications systems, and integration of those systems into customer networks. These are largely variations on our SwiftLink® products, which are lightweight, secure, deployable communications systems, sold mainly to units of the U.S. Department of Defense, and other federal agencies. Government systems sales decreased $1.7 million, or 8%, and $13.3 million, or 30%, in the three- and six-months ended June, 30 2011, compared to same periods in 2010 due to lower sales volume of our SwiftLink® and deployable communication systems resulting from the timing of government project funding offset by sales of our highly reliable electronic parts and materials resulting from the Trident acquisition.
     The cost of our government systems revenue consists of costs related to purchased system components, compensation and benefits, the costs of third-party contractors, and travel. These costs have decreased as a direct result of the changes in volume. These equipment and third-party costs are variable for our various types of products, and margins may fluctuate between periods based on pricing and product mixes.
     Our government systems gross profit was $2.5 million, or 12% of government systems revenue in the three-months ended June 30, 2011, generally flat compared to $2.4 million, or 11% of revenue in the comparable period of 2010. Our government systems gross profit was $4.4 million, or 14% of government systems revenue in the six-months ended June 30, 2011, was down from $5.3 million, or 12% of government systems revenue in the six-months ended June 30, 2010, due in part to federal government budget process issues leading to funding delays, and to the mix of sales between our SwiftLink® product line, lower margin equipment pass-throughs, and highly reliable electronic components sold by our Trident acquisition.

Revenue Backlog
     As of June 30, 2011 and 2010, we had unfilled orders or backlog as follows:

($ in millions)	2011	2010	$	%
Commercial Segment	$277.5	$261.0	$16.5	6%
Government Segment	156.3	82.4	73.9	90%

Total funded contract backlog	$433.8	$343.4	$90.4	26%

Commercial Segment	$277.5	$261.0	$16.5	6%
Government Segment	947.4	350.5	596.9	170%

Total backlog of orders and commitments, including customer options	$1,224.9	$611.5	$613.4	100%

Expected to be realized within next 12 months	$277.5	$201.7	$75.8	38%

     Funded contract backlog represents contracts for which fiscal year funding has been appropriated by the company’s customers (mainly federal agencies), and for hosted services (mainly for wireless carriers), backlog for which is computed by multiplying the most recent month’s contract or subscription revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved. Company backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed. Some of the company’s backlog could be canceled for causes such as late delivery, poor performance and other factors. For example, the third quarter 2011 termination of the Military Sealift Command contract as a result of a protest will result in a $315 million reduction in the Customer Options and Total Backlog amounts above, if conclusion of the process so indicates when backlog is next reported. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.
Operating Expenses
Research and development expense:

	Three Months				Six Months
	Ended				Ended
	June 30,		2011 vs. 2010		June 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
Research and development expense	$9.6	$6.6	$3.0	45%	$18.2	$15.1	$3.1	21%
% of total revenue	10%	7%			10%	8%
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
     We incur R&D expense for software applications which are being marketed to new and existing customers on a global basis. During the three- and six-months ended June 30, 2011 and 2010, research and development was primarily focused on wireless location-based infrastructure, middleware, and applications including navigation, people-locator, cellular E9-1-1 and Voice over IP E9-1-1, text messaging deliverables and highly reliable tactical communication solutions. Management continually assess our spending on R&D to ensure resources are focused on technology that is expected to achieve the highest level of success.
     In addition to company deliverables, our research and development expenditures and acquisitions have yielded a portfolio of more than 170 patents, and more than 300 patent applications are pending, primarily for wireless location technology. We believe that the intellectual property represented by these patents is a valuable asset that will contribute positively to our results of operations.
     Research and development expenses increased $3.0 million and $3.1 million for the three- and six-months ended June 30, 2011 versus the comparable period of 2010 primarily mainly due to expenditures to improve location-based application and infrastructure software for customers, as well as telematics, messaging and secure, highly reliable tactical communication solutions.

Sales and marketing expense:

	Three Months				Six Months
	Ended				Ended
	June 30,		2011 vs. 2010		June 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
Sales and marketing expense	$6.9	$6.0	$0.9	15%	$14.3	$11.9	$2.4	20%
% of total revenue	7%	6%			7%	6%
     Our sales and marketing expenses include fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences including our annual SwiftLink Users Forum. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. Government primarily through direct sales professionals. Sales and marketing expenses increased $0.9 million and $2.4 for the three- and six-months ended June 30, 2011 versus the comparable periods of 2010 due to increases in sales personnel, higher costs of key trade event visibility, and variable compensation accruals.
General and administrative expense:

	Three Months				Six Months
	Ended				Ended
	June 30,		2011 vs. 2010		June 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
General and administrative expense	$11.4	$9.8	$1.6	16%	$22.0	$18.3	$3.7	20%
% of total revenue	11%	11%			12%	10%
     General and administrative expense consists primarily of management, finance, legal, human resources and internal information systems functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The $1.6 million and $3.7 million increase in General and Administrative expense for the three- and six-months ended June 30, 2011 compared to the same periods in 2010 was due the incremental costs associated with the acquisition of the Trident operations, as well as investments in process control, and legal and professional costs associated with the protection and monetization of intellectual property.
Depreciation and amortization of property and equipment:

	Three Months				Six Months
	Ended June 30,		2011 vs. 2010		Ended June 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
Depreciation and amortization of property and equipment	$2.6	$2.3	$0.3	13%	$5.7	$4.2	$1.5	36%
Average gross cost of property and equipment during the period	$105.9	$78.8			$102.6	$75.1
     Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements, as well as amortization of capitalized software developed for internal use, including hosted applications. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets, generally range from five years for furniture, fixtures, and leasehold improvements to three to seven years for other types of assets including computers, software, and telephone equipment. Depreciation expense generally increased year-over-year as a result of cumulative capital expenditures made over time. Our depreciable asset base increased as a result of additions to property and equipment including new purchases of $12.6 million in the first half of 2011.
Amortization of acquired intangible assets:

	Three Months				Six Months
	Ended				Ended
	June 30,		2011 vs. 2010		June 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
Amortization of acquired intangible assets	$1.4	$1.2	$0.2	17%	$2.7	$2.3	$0.4	17%
     The amortization of acquired intangible assets relates to our 2011 acquisition of the Trident operations, the 2009 LocationLogic, Networks In Motion, Solvern, and Sidereal acquisitions and the 2004 Kivera acquisition, and the expense increase results from the 2011 transaction. These assets are being amortized over their estimated useful lives of between five and nineteen years. The expense recognized in the three- and six-months ended June 30, 2011 and 2010 relates to customer lists, customer relationships, courseware, and patents.

Interest expense:

	Three Months				Six Months
	Ended				Ended
	June 30,		2011 vs. 2010		June 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
Interest expense incurred on bank and other notes payable	$0.4	$0.9	$(0.5)	(56)%	$1.0	$1.9	$(0.9)	(47)%
Interest expense incurred on 4.5% convertible note financing	1.2	1.2	—	—	2.3	2.3	—	—
Interest expense incurred on capital lease obligations	0.3	0.2	0.1	50%	0.5	0.4	0.1	25%
Amortization of deferred financing fees	0.2	0.2	—	—	0.4	0.4	—	—

Total interest and financing expense	$2.1	$2.5	$(0.4)	(16)%	$4.2	$5.0	$(0.8)	(16)%
     Interest expense is incurred under bank and other notes payable, convertible note financing, and capital lease obligations. Financing expense reflects amortization of deferred up-front financing expenditures at the time of contracting for financing arrangements, which are being amortized over the term of the note or the life of the facility.
     Interest on the bank term loan is at 0.5% plus the greater of (i) 4% per annum, or (ii) the bank’s prime rate, or an effective rate of 4.5% for the six-months ended June 30, 2011. Interest on our capital leases is primarily at stated rates averaging about 7% per annum. We have a commercial bank line of credit that has not been used for borrowings since 2007, and has therefore generated no interest expense during the reported periods. Interest on our line of credit borrowing would be at the greater of (i) 4% per annum, or (ii) the bank’s prime rate. Further details of our bank facility are provided under “Liquidity and Capital Resources”.
     In November 2009, the Company issued $103.5 million aggregate principal amount of 4.5% Convertible Senior Notes due 2014. Interest on the notes is payable semiannually on November 1 and May 1 of each year, beginning May 1, 2010. The notes will mature on November 1, 2014, unless previously converted in accordance with their terms. The notes are TCS’s senior unsecured obligations and will rank equally with all of its present and future senior unsecured debt and senior to any future subordinated debt. The notes are structurally subordinate to all present and future debt and other obligations of TCS’s subsidiaries and will be effectively subordinate to all of TCS’s present and future secured debt to the extent of the collateral securing that debt. The notes are not redeemable by TCS prior to the maturity date.
     In December 2009, we issued $40 million in promissory notes as part of the consideration paid for the acquisition of Networks In Motion (“NIM”). The NIM promissory notes bear simple interest at 6%, to be paid in three installments: $30 million paid December 15, 2010, $5 million paid on June 15, 2011, and $5 million due on December 15, 2011, subject to escrow adjustments. The promissory notes are effectively subordinated to TCS’s secured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS and subsidiaries.
     Our capital lease obligations include interest at various amounts depending on the lease arrangement. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year.
     Overall our interest and financing expense was lower in the three- and six-months ended June 30, 2011 as a result of a lower average borrowing balance due mainly to the $30 million NIM promissory note payment made on December 15, 2010. Interest on the bank term loan also decreased due to lower average borrowing balance. Interest on capital lease financing for the three- and six-months ended June 30, 2011 increased slightly over the three- and six-months ended June 30, 2010 due to additional funding for purchases of property and equipment. Amortization expense in all reported periods reflects the proration of fees to refinance our bank term loan and fees associated with the 4.5% convertible debt financing.
Other income (expenses), net:
     Other income (expenses), net, includes adjustments to the estimated payments under earnout arrangements that were part of the consideration for two 2009 acquisitions, as well as interest income earned and realized gains on investment accounts and foreign currency translation/transaction gain or loss, which is dependent on fluctuation in exchange rates. Other income, net also includes the effects of foreign currency revaluation on our cash, receivables and deferred revenues that are stated in currencies other than U.S dollars.
Income taxes:
     Income tax expense was $3.4 million for the first half of 2011 against pre-tax income of $7.5 million for the first half of 2011, representing an effective tax rate of approximately 45%. For the first six-months of 2010, we recorded a tax provision of $2.8 million, representing an effective tax rate of about 26%. The tax provision for the first six-months of 2010 was lower than would be normally expected as a result of a discrete adjustment to a deferred tax asset reserve which resulted in a reduction of the reserve against our deferred tax asset by about $1.8 million.

Net income:

	Three Months				Six Months
	Ended June 30,		2011 vs. 2010		Ended June 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
Net income	$2.1	$3.1	$(1.0)	(32)%	$4.1	$8.1	$(4.0)	(49)%
     Net income was lower than in the prior year periods for the three- and six-months ended June 30, 2011. The Company’s higher revenue and gross profit were offset by an increase in noncash charges, R&D, and selling, general and administrative expenses primarily related to our 2011 acquisition, and other factors discussed above.
Liquidity and Capital Resources

	Six Months
	Ended
	June 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%
Net cash and cash equivalents provided by/(used in):
Operating activities:
Net Income	$4.1	$8.1	$(4.0)	(49)%
Non-cash charges	20.4	18.0	2.4	13%
Deferred income tax provision	3.8	2.8	1.0	36%
Net changes in working capital including changes in other assets	(4.7)	22.8	(27.5)	NM

Net operating activities	23.6	51.7	(28.1)	(54)%
Investing activities:
Acquisition, net of cash acquired	(16.1)	—	(16.1)	NM
Purchases of marketable securities, net	(1.2)	—	(1.2)	NM
Earnout payment related to 2009 acquisition	(3.2)	—	(3.2)	NM
Purchases of property and equipment	(12.6)	(16.8)	4.2	25%
Capital purchases funded through leases	2.2	5.7	(3.5)	(61)%

Purchases of property and equipment, net of assets funded through leases	(10.4)	(11.1)	0.7	6%
Capitalized software development costs	(1.4)	(2.2)	0.8	36%

Net investing activities	(32.3)	(13.2)	(19.1)	NM
Financing activities:
Payments on long-term debt and capital leases	(12.3)	(5.2)	(7.1)	NM
Other financing activities	1.1	2.4	(1.3)	(54)%

Net financing activities	(11.2)	(2.8)	(8.4)	NM
Net change in cash and cash equivalents	$(19.9)	$35.6	$(55.5)	NM

Days revenue outstanding in accounts receivable including unbilled receivables	74	75
     Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, debt and capital leases, and issuance of public equity.
     Sources and uses of cash: The Company’s cash and cash equivalents balance was approximately $25.3 million at June 30, 2011, a $71.7 million decrease from $97.0 million at June 30, 2010.
     Operations: Cash generated by operating activities was $23.6 million for the first half of 2011 as compared to $51.7 million for the first half of 2010. In the first half of 2010, profit from operations was higher and working capital declined as a result of the collection of a $15.7 million 2009 year-end patent settlement receivable, resulting in unusually high cash from operations. The first half of 2011 increase in working capital over the year end 2010 level was comprised of increased accounts receivable due mainly to the first quarter Trident acquisition, offset by a decline in unbilled receivables and a decreased in accounts payable due to the timing of vendor payments and customer payment terms under business agreement terms.
     Investing activities: On January 31, 2011, the company completed the transaction to purchase the Trident operations for seller proceeds of $17.2 million in cash, including $1.1 million of cash acquired, and approximately 3.0 million of Company shares valued at $12.3 million. Also, during the first quarter of 2011 the Company made a $3.2 million earnout payment related to a 2009 acquisition. Fixed asset additions, excluding assets funded by leasing, were approximately $12.6 million and $16.8 million, for the six-months ended June 30, 2011 and 2010, respectively. Also, investments were made in development of software for resale which had reached the stage of development calling for capitalization, in the amounts of $1.4 million and $2.2 million for the six-months ended June 30, 2011 and 2010, respectively.

     Financing activities: Financing activities during the six-months ended June 30, 2011 were limited to scheduled term debt service payments, including the $5.0 million installment of the Note payable to Networks In Motion which was paid in June 2011 and capital lease activity. Fixed assets acquired under capital leases were valued at $2.2 million and $5.7 million during the six-months ended June 30, 2011 and 2010, respectively.
     Capital Resources: We have a $35 million revolving Line of Credit with our principal bank through June 2012 with borrowing available at the bank’s prime rate which was 3.25% per annum at June 30, 2011. Borrowings at any time are limited to an amount based principally on accounts receivable levels and working capital ratio, each as defined in the Line of Credit agreement. The Line of Credit available is also reduced by the amount of cash management services sublimit, which was $1.5 million June 30, 2011. As of June 30, 2011, we had no borrowings outstanding under our bank Line of Credit and had approximately $33.5 million of unused borrowing availability under the line.
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
     The current bank Loan Agreement is secured by substantially all of the Company’s tangible and intangible assets. The principal amount outstanding under the Term Loan accrues interest at the greater of (i) 4% per annum, or (ii) a floating per annum rate equal to one-half of one percentage point (0.5%) above the Interest Rate (3.25% at June 30, 2011). The principal amount outstanding under the Term Loan is payable in sixty equal monthly installments of principal of $0.6 million beginning on January 2010 through June 2014 plus an additional forty five equal monthly installments of principal of $0.2 million beginning October 2010 through June 2014. Interest is payable on a monthly basis. Funds from the initial $30 million draw on the Term Loan were used primarily to retire a June 2009 term loan and funds from the additional $10 million drawn in September 2010 were used for general corporate purposes.
     The Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that requires (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Company, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of their business or property; to change their business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber their property; to pay dividends or other distributions or enter into material transactions with an affiliate of the Company. On March 4, 2011, the Loan Agreements covenants requiring a minimum adjusted quick ratio and a fixed charge coverage ratio were modified. As of June 30, 2011, we were in compliance with the covenants related to the Loan Agreement, and we believe that we will continue to comply with these covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to modify our financing arrangements, but there can be no assurance that lenders would not exercise their rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.
     The Company’s convertible note financing and seller debt arrangements entered into in 2009 are described in detail in Note 12 to financial statements. The Company paid the June 2011 installment of $5.0 million to the sellers of Networks In Motion and the final $5 million payments is due mid-December 2011.
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
     The failure to expand the federal government debt ceiling in the future may result in customer directed stoppage of work on existing contracts, or in delayed payments for work performed on existing contracts. The impact of either of these events would be reduced revenues and operating income, and/or delayed receipt of contract receivables and reduced cash flow.

Contractual Commitments
     As of June 30, 2011, our most significant commitments consisted of term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. Contractual acquisition earnouts consist of contingent consideration included as part of the purchase price of certain acquisitions. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of June 30, 2011 our commitments consisted of the following:

	Within 12	1-3	3-5	More than
($ in millions)	Months	Years	Years	5 Years	Total
4.5% Convertible notes obligation	$4.7	$9.3	$105.8	$—	$119.8
Term loan	10.4	19.5	—	—	29.9
Operating leases	6.6	12.9	5.1	0.5	25.1
Purchase obligations	16.9	1.3	—	—	18.2
Capital lease obligations	6.3	8.1	0.7	—	15.1
Promissory notes payable	5.3	—	—	—	5.3
Contractual acquisition earnouts	3.4	—	—	—	3.4

Total contractual commitments	$53.6	$51.1	$111.6	$0.5	$216.8

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     There have not been any material changes to our interest rate risk as described in Item 7A of our 2010 Annual Report on Form 10-K.
Foreign Currency Risk
     For the three- and six-months ended June 30, 2011, we generated $8.9 million and $17.6 million, respectively, of revenue outside the U.S, mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of June 30, 2011, we had approximately $1.5 million of billed accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During the six-months ended June 30, 2011, our average receivables subject to foreign currency exchange risk was $1.4 million and our average deferred revenue balances subject to foreign currency exchange risk was $0.4 million. We had an average balance of $0.2 million of unbilled receivables denominated in foreign currency during the six-months ended June 30, 2011. We recorded immaterial transaction gains or losses on foreign currency denominated receivables and deferred revenue for the six-months ended June 30, 2011.
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
     As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2011.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of August 2011.

TELECOMMUNICATION SYSTEMS, INC.
By:	/s/ Maurice B. Tosé
Maurice B. Tosé
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Maurice B. Tosé	Chairman, President and Chief Executive Officer

Maurice B. Tosé August 4, 2011	(Principal Executive Officer)

/s/ Thomas M. Brandt, Jr.	Senior Vice President and Chief Financial Officer

Thomas M. Brandt, Jr. August 4, 2011	(Principal Financial Officer)