Form 10-Q
period 2011-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2011-11-04
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares outstanding as of October 31, 2011
Class A Common Stock, par value $0.01 per share	51,723,310
Class B Common Stock, par value $0.01 per share	5,497,769

Total Common Stock Outstanding	57,221,079

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,425	$45,220
Marketable securities	33,757	36,307
Accounts receivable, net of allowance of $391 in 2011 and $447 in 2010	51,383	52,073
Unbilled receivables	42,244	32,358
Inventory	7,323	5,440
Deferred income tax assets	3,103	8,179
Deferred project costs and other current assets	17,060	8,961

Total current assets	173,295	188,538
Property and equipment, net of accumulated depreciation and amortization of $65,938 in 2011 and $56,696 in 2010	50,140	39,337
Software development costs, net of accumulated amortization of $27,226 in 2011 and $19,241 in 2010	33,509	39,427
Acquired intangible assets, net of accumulated amortization of $10,322 in 2011 and $6,190 in 2010	33,079	28,264
Goodwill	176,477	159,143
Other assets	11,984	8,100

Total assets	$478,484	$462,809

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$46,929	$42,833
Accrued payroll and related liabilities	9,561	13,570
Deferred revenue	17,279	18,063
Current portion of notes payable and capital lease obligations	20,138	24,519

Total current liabilities	93,907	98,985
Notes payable and capital lease obligations, less current portion	127,935	135,981
Deferred income tax liabilities	7,741	8,382
Other liabilities	6,596	3,916
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares - 225,000,000; issued and outstanding shares of 51,713,916 in 2011 and 47,749,762 in 2010	518	478
Class B Common Stock; $0.01 par value:
Authorized shares - 75,000,000; issued and outstanding shares of 5,497,769 in 2011 and 5,741,334 in 2010	55	57
Additional paid-in capital	318,368	297,585
Accumulated other comprehensive income	6	30
Accumulated deficit	(76,642)	(82,605)

Total stockholders’ equity	242,305	215,545

Total liabilities and stockholders’ equity	$478,484	$462,809

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Income

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Services	$74,181	$66,195	$224,976	$189,468
Systems	38,439	36,754	78,689	97,060

Total revenue	112,620	102,949	303,665	286,528
Direct costs of revenue
Direct cost of services revenue	42,800	38,977	125,104	109,195
Direct cost of systems revenue	32,514	27,233	66,588	73,857

Total direct cost of revenue	75,314	66,210	191,692	183,052

Services gross profit	31,381	27,218	99,872	80,273
Systems gross profit	5,925	9,521	12,101	23,203

Total gross profit	37,306	36,739	111,973	103,476
Operating expenses
Research and development expense	8,610	7,523	26,786	22,612
Sales and marketing expense	7,292	5,988	21,574	17,934
General and administrative expense	11,570	10,060	33,557	28,324
Depreciation and amortization of property and equipment	3,147	2,572	8,798	6,805
Amortization of acquired intangible assets	1,404	1,161	4,131	3,504

Total operating expenses	32,023	27,304	94,846	79,179
Income from operations	5,283	9,435	17,127	24,297
Interest expense	(1,763)	(2,299)	(5,565)	(6,888)
Amortization of deferred financing fees	(187)	(187)	(611)	(563)
Other income (expense), net	(107)	996	(233)	1,981

Income before income taxes	3,226	7,945	10,718	18,827
Provision for income taxes	(1,385)	(3,623)	(4,755)	(6,400)

Net income	$1,841	$4,322	$5,963	$12,427

Net income per share-basic	$0.03	$0.08	$0.11	$0.23

Net income per share-diluted	$0.03	$0.08	$0.10	$0.22

Weighted average shares outstanding-basic	57,153	53,127	56,530	52,902
Weighted average shares outstanding-diluted	59,199	64,573	58,772	66,068

TeleCommunication Systems, Inc.

Consolidated Statement of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at January 1, 2011	$478	$57	$297,585	$30	$(82,605)	$215,545
Issuance of 3,000,000 shares of Class A Common Stock in connection with the acquisition of Trident Space & Defense, LLC	30	—	12,240	—	—	12,270
Options exercised for the purchase of 467,102 shares of Class A Common Stock	5	—	818	—	—	823
Issuance of 223,643 shares of Class A Common Stock under Employee Stock Purchase Plan	2	—	815	—	—	817
Conversion of 243,565 shares of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Issuance of 29,745 shares of Class A Common Stock for vested restricted stock	1	—	—	—	—	1
Stock-based compensation expense	—	—	6,910	—	—	6,910
Net unrealized loss on securities and other				(24)		(24)
Net income	—	—	—	—	5,963	5,963

Balance at September 30, 2011	$518	$55	$318,368	$6	$(76,642)	$242,305

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$5,963	$12,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,798	6,805
Amortization of capitalized software development costs	7,985	6,934
Stock based compensation expense	6,910	7,418
Deferred tax provision	5,213	6,400
Amortization of acquired intangible assets	4,131	3,504
Amortization of investment premiums and accretion of discounts, net	728	121
Impairment of marketable securities	—	225
Amortization of deferred financing fees	611	563
Other non-cash adjustments	2,614	87
Changes in operating assets and liabilities:
Accounts receivable, net	3,035	2,853
Unbilled receivables	(9,886)	(4,577)
Inventory	(1,883)	719
Deferred project costs and other current assets	(2,462)	21,962
Other assets	919	(169)
Accounts payable and accrued expenses	1,535	(4,589)
Accrued payroll and related liabilities	(4,625)	(5,601)
Deferred revenue	(2,972)	(2,816)
Other liabilities	(3,689)	12,915

Subtotal - Changes in operating assets and liabilities	(20,028)	20,697

Net cash provided by operating activities	22,925	65,181
Investing activities:
Acquisitions, net of cash acquired	(16,066)	—
Earnout payment related to 2009 acquisition	(3,213)	—
Purchases of marketable securities	(22,387)	(30,706)
Proceeds from sale and maturity of marketable securities	24,189	—
Purchases of property and equipment	(15,692)	(14,541)
Capitalized software development costs	(2,051)	(3,973)

Net cash used in investing activities	(35,220)	(49,220)
Financing activities:
Payments on notes payable and capital lease obligations	(16,140)	(8,015)
Proceeds from issuance of long-term debt	—	10,000
Proceeds from exercise of employee stock options and sale of stock	1,640	2,805

Net cash (used in) provided by financing activities	(14,500)	4,790

Net (decrease) increase in cash	(26,795)	20,751
Cash and cash equivalents at the beginning of the period	45,220	61,425

Cash and cash equivalents at the end of the period	$18,425	$82,176

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(amounts in thousands, except per share amounts)

(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2010 Annual Report on Form 10-K. The terms “TCS”, “Company”, “we”, “us” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

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

The Company assesses goodwill for impairment in the fourth quarter of each fiscal year, or sooner should there be an indicator of impairment. The Company periodically analyzes whether any such indicators of impairment exist. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. There is also a degree of uncertainty associated with these judgments, estimates and key assumptions and we may subsequently change our conclusion and be required to record a significant non-cash charge in our financial statements during the period in which any impairment is determined, negatively impacting our results of operations. As of September 30, 2011, the Company has not identified any indicators of impairment with respect to its goodwill.

Revenue Recognition. Effective January 1, 2011, the Company adopted the Accounting Standards Update (“ASU”) 2009-14 (ASC topic 985) “Certain Revenue Arrangements That Include Software Elements” and the ASU 2009-13 (ASC topic 605) “Revenue Recognition — Multiple Deliverable Revenue Arrangements” on a prospective basis for any contract entered into or significantly modified after January 1, 2011, the adoption of which did not have a material impact on the financial statements. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) the fee is probable of collection.

Revenue is generated from our two business segments as described below:

Services Revenue. Revenue from hosted and subscriber services consists of monthly recurring service fees and is recognized in the month earned. Maintenance fees are generally collected in advance and recognized ratably over the maintenance period. Services revenue for consulting, training and the design, development, deployment, field support and maintenance of communication systems primarily for government enterprises is generated under time and materials contracts, cost plus fee contracts, or fixed price contracts. Revenue is recognized under time and materials contracts and cost plus fee contracts as billable costs are incurred. Fixed-price service contracts are accounted for using the proportional performance method. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones.

Systems Revenue. We also design, develop, and deploy custom communications products and systems. Custom systems typically contain multiple elements, which may include hardware, installation, integration, and product licenses, which are either incidental or provide essential functionality.

We allocate the fees in a multi-element arrangement to each element based on the relative fair value of each element, using vendor-specific objective evidence (“VSOE”) of the fair value of each of the elements, if available. VSOE is generally determined based on the price charged when an element is sold separately. In the absence of VSOE of fair value, the fee is allocated among each element based on third-party evidence (“TPE”) of fair value, which is determined based on competitor pricing for similar deliverables when sold separately. When the Company is unable to establish fair value using VSOE or TPE, the Company uses estimated selling price (“ESP”) to allocate value to each element. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold separately. The Company determines ESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape, and pricing practices.

Fees from the development and implementation of custom systems are generally performed under time and materials and fixed fee contracts. Revenue is recognized under time and materials contracts and cost plus fee contracts as billable costs are incurred. Fixed-price product delivery contracts are accounted for using the percentage-of-completion or proportional performance method, measured either by total costs incurred as a percentage of total estimated costs at the completion of the contract, or direct labor costs incurred compared to estimated total direct labor costs for projects for which third-party hardware represents a significant portion of the total estimated costs. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones. Any estimated losses under long-term contracts are recognized in their entirety at the date that it becomes probable of occurring. Revenue from hardware sales to monthly subscriber customers is recognized as systems revenue. The Company has contracts and purchase orders where revenue is recognized at the time products or services are delivered, or when the product is shipped and the risk of the loss is transferred to the buyer, net of discounts.

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

Earnings per share. Basic net income per common share is based upon the average number of shares of common stock outstanding during the period. Stock options and restricted stock of approximately 8.6 million shares and 8.5 million shares, respectively, for the three- and nine-months ended September 30, 2011 and 11.1 million shares and 7.8 million shares, respectively, for the three- and nine-months ended September 30, 2010 were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. Shares issuable upon conversion of convertible debt were excluded in weighted average diluted shares for the three- and nine-months ended September 30, 2011 because the effect of their inclusion would have been anti-dilutive, but were included in weighted average diluted shares for the three- and nine-months ended September 30, 2010 as they were dilutive during 2010. A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income, basic	$1,841	$4,322	$5,963	$12,427
Adjustment for assumed dilution:
Interest on convertible debt, net of taxes	—	757	—	2,237

Net income, diluted	$1,841	$5,079	$5,963	$14,664

Denominator:
Total basic weighted-average common shares outstanding	57,153	53,127	56,530	52,902
Effect of dilutive stock options and restricted stock based on treasury stock method	2,046	1,444	2,242	3,164
Effect of dilutive 4.5% convertible debt, based on “if converted” method	—	10,002	—	10,002

Weighted average diluted shares	59,199	64,573	58,772	66,068

Basic earnings per common share:
Net income per share-basic	$0.03	$0.08	$0.11	$0.23

Diluted earnings per common share:
Net income per share-diluted	$0.03	$0.08	$0.10	$0.22

Comprehensive Income. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are included as a component of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale.

The following table summarizes components of total comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$1,841	$4,322	$5,963	$12,427
Other comprehensive income:
Change in foreign currency translation	2	—	1	1
Change in unrealized gains (loss) on marketable securities	(98)	55	(25)	56

Total comprehensive income	$1,745	$4,377	$5,939	$12,484

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

Trident is headquartered in Torrance, CA and is a leading provider of engineering and electronics solutions for global space and defense markets. Trident is expected to improve the Company’s product engineering depth, access to international sales opportunities, and provide additional leverage into the U.S. military and space markets. Substantially all of the Trident revenue stream is derived from the sale of high reliability component parts to the aerospace, military and industrial markets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Assets:
Cash	$1,124
Accounts receivable	2,400
Other current assets	5,637
Deferred tax assets	779

Property and equipment	89
Acquired intangible assets	8,947
Other long-term assets	5,413
Accounts payable and accrued expenses	(3,070)
Accrued payroll and related liabilities	(616)
Deferred revenue	(2,208)
Other liabilities	(6,369)

Total net assets	12,126
Goodwill	17,334

Net assets acquired	$29,460

The Consolidated Balance Sheets as of September 30, 2011 reflects this preliminary allocation. The Company is currently completing its analysis of the fair value of the identifiable intangible assets, as well a consideration of the deferred tax assets acquired in the acquisition. The Company’s analysis will be finalized in a timely manner, not to exceed 12 months from the acquisition date. The Trident operations have been included in the consolidated results of operations since the acquisition date of January 31, 2011. The pro forma statement of operations information is omitted because the acquisition of substantially all of the assets of Trident did not have a significant impact on the results of operations or income per share attributable to common stockholders for the period ended September 30, 2011.

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

We also recognize stock compensation expense for restricted stock issued to directors and certain key executives. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives and are based on continued employment. We had 627 thousand shares and 53 thousand shares of restricted stock outstanding, respectively, as of September 30, 2011 and September 30, 2010. As a result of the restricted stock grants outstanding as of September 30, 2011, we expect to record future stock compensation expense of $264 during 2011 and $1,845 over the remaining vesting periods of the shares ending in the second quarter of 2014.

The material components of our stock compensation expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation:
Stock options	$1,856	$1,942	$5,936	$7,083
Restricted stock	264	54	750	176
Employee stock purchase plan	84	51	224	159

Total stock compensation expense	$2,204	$2,047	$6,910	$7,418

Stock-based compensation is included in our operations in the accompanying Consolidated Statements of Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation:
Direct cost of revenue	$1,479	$1,287	$4,628	$4,665
Research and development expense	425	534	1,338	1,936
Sales and marketing expense	114	125	358	451
General and administrative expense	186	101	586	366

Total stock compensation included in operating expenses	$2,204	$2,047	$6,910	$7,418

A summary of our stock option activity and related information for the nine-months ended September 30, 2011 is as follows:

(Share amounts in thousands)	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of the period	15,446	$5.42
Granted	3,423	$4.43
Exercised, including 181 exercised through a net share settlement transaction	(467)	$2.99
Expired	(419)	$7.39
Forfeited	(1,699)	$5.23

Outstanding, at September 30, 2011	16,284	$5.26

Exercisable, at September 30, 2011	9,098	$4.64

Vested and expected to vest at September 30, 2011	15,064	$5.21

Weighted-average remaining contractual life of options outstanding at September 30, 2011	6.4 years

	Nine Months Ended September 30,
	2011	2010
Estimated weighted-average grant-date fair value of options granted during the period	$2.45	$3.88

Total fair value of options vested during the period	$5,861	$11,212

Intrinsic value of options exercised during the period	$781	$2,316

4.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $1,510 and $3,713 during the three- and nine-months ended September 30, 2011, respectively. We acquired $2,153 and $7,859 of property under capital leases during the three- and nine-months ended September 30, 2010, respectively.

Interest paid totaled $576 and $3,686 during the three- and nine-months ended September 30, 2011, respectively. We paid $598 and $3,204 in interest for the three- and nine-months ended September 30, 2010, respectively.

Income taxes paid totaled $312 and $233 during the three- and nine-months ended September, 30, 2011. Income taxes paid totaled $806 and $2,978 for the three- and nine-months ended September 30, 2010, respectively.

5.	Marketable Securities

The following is a summary of available-for-sale marketable securities at September 30, 2011:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$24,425	$51	$(42)	$24,434
Mortgage-backed and asset-backed securities	3,841	3	(17)	3,827
Agency bonds	5,500	1	(5)	5,496

Total marketable securities	$33,766	$55	$(64)	$33,757

The following table summarizes the original cost and estimated fair value of available-for-sale marketable securities by contractual maturity at September 30, 2011:

	Original Cost	Fair Value
Due within 1 year or less	$15,217	$14,879
Due within 1-2 years	13,650	13,331
Due within 2-3 years	5,602	5,547

	$34,469	$33,757

6.	Fair Value Measurements

Our population of assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows:

	Fair Value as of September 30, 2011	Fair Value Measurements at September 30, 2011 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$18,425	$18,425	$—	$—
Corporate bonds	24,434	24,434	—	—
Mortgage-backed and asset-backed securities	3,827	3,827	—	—
Agency bonds	5,496	5,496	—	—

Marketable securities	33,757	35,757	—	—
Deferred compensation plan investments	609	609	—	—

Assets at fair value	$52,791	$52,791	$—	$—

Liabilities:
Contractual acquisition earnouts	$3,487	$—	$—	$3,487
Deferred compensation	410	410	—	—

Liabilities at fair value	$3,897	$410	$—	$3,487

	Fair Value as of September 30, 2010	Fair Value Measurements at September 30, 2010 Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$82,176	$82,176	$—	$—
Corporate bonds	22,179	22,179	—	—
Mortgage-backed and asset-backed securities	5,209	5,209	—	—
Agency bonds	2,004	2,004	—	—
Commercial paper	1,249	1,249	—	—

Marketable securities	30,641	30,641	—	—
Deferred compensation plan investments	1,143	1,143	—	—

Assets at Fair Value	$113,960	$113,960	$—	$—

Liabilities
Deferred compensation	$989	$989	$—	$—
Contractual acquisition earnouts	5,680	—	—	5,680

Liabilities at Fair Value	$6,669	$989	$—	$5,680

ASC 820-10 discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following table provides a summary of the changes in the Company’s contractual acquisition earnouts measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine-months ended September 30, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2011	$6,174
Fair value adjustment recognized in earnings	526
Purchases, issuances, and settlements, net	(3,213)
Transfers in and/or out of Level 3	—

Balance at September 30, 2011	$3,487

The Company’s long-term debt consists of borrowings under a commercial bank term loan agreement, 4.5% convertible senior notes, and promissory notes, see Note 12. We estimate the fair value of debt based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible. As at September 30, 2011, the long-term debt is reported at the borrowed amount outstanding and the fair value of the Company’s long-term debt approximates its carrying amount.

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired. In the nine-months ended September 30, 2011, there were no impairments.

7.	Segment Information

Commercial segment: Our commercial services and systems enable wireless carriers to deliver location-based information, internet content, short text messages, and other enhanced communication services to and from wireless phones. We provide hosted services under contracts with more than 40 wireless carrier networks and VoIP service providers. Our hosted commercial services include mobile location-based applications including turn-by-turn navigation, E9-1-1 call routing, and inter-carrier text message technology. For these services customers use our software functionality through connections to and from network operations centers, paying us monthly based on the number of subscribers, cell sites, or call center circuits, or message volume. We earn subscriber revenue through wireless applications including our navigation, people finder, and asset tracking applications which are available via many wireless carriers. We earn carrier software-based systems revenue through the sale of licenses, deployment and customization fees, and maintenance fees, pricing for which is generally based on the volume of capacity purchased from us by the carrier.

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

The following table sets forth results for our reportable segments for the three- and nine-months ended September 30, 2011 and 2010, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net income for the respective periods is also included below:

	Three Months Ended September 30,
	2011			2010
	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$42,340	$31,841	$74,181	$42,990	$23,205	$66,195
Systems	4,030	34,409	38,439	11,615	25,139	36,754

Total revenue	46,370	66,250	112,620	54,605	48,344	102,949

Direct costs of revenue
Direct cost of services	20,818	21,982	42,800	22,872	16,105	38,977
Direct cost of systems	3,318	29,196	32,514	3,685	23,548	27,233

Total direct costs	24,136	51,178	75,314	26,557	39,653	66,210

Gross profit
Services gross profit	21,522	9,859	31,381	20,118	7,100	27,218
Systems gross profit	712	5,213	5,925	7,930	1,591	9,521

Total gross profit	$22,234	$15,072	$37,306	$28,048	$8,691	$36,739

	Nine Months Ended September 30,
	2011			2010
	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$130,387	$94,589	$224,976	$123,591	$65,877	$189,468
Systems	12,550	66,139	78,689	26,930	70,130	97,060

Total revenue	142,937	160,728	303,665	150,521	136,007	268,528

Direct costs of revenue
Direct cost of services	60,041	65,063	125,104	62,606	46,589	109,195
Direct cost of systems	10,098	56,490	66,588	10,574	63,283	73,857

Total direct costs	70,139	121,553	191,692	73,180	109,872	183,052

Gross profit
Services gross profit	70,346	29,526	99,872	60,985	19,288	80,273
Systems gross profit	2,452	9,649	12,101	16,356	6,847	23,203

Total gross profit	$72,798	$39,175	$111,973	$77,341	$26,135	$103,476

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total segment gross profit	$37,306	$36,739	$111,973	$103,476
Research and development expense	(8,610)	(7,523)	(26,786)	(22,612)
Sales and marketing expense	(7,292)	(5,988)	(21,574)	(17,934)
General and administrative expense	(11,570)	(10,060)	(33,557)	(28,324)
Depreciation and amortization of property and equipment	(3,147)	(2,572)	(8,798)	(6,805)
Amortization of acquired intangible assets	(1,404)	(1,161)	(4,131)	(3,504)
Interest expense	(1,763)	(2,299)	(5,565)	(6,888)
Amortization debt discount and debt issuance expenses	(187)	(187)	(611)	(563)
Other income (expense), net	(107)	996	(233)	1,981

Income before income taxes	3,226	7,945	10,718	18,827
Provision for income taxes	(1,385)	(3,623)	(4,755)	(6,400)

Net income	$1,841	$4,322	$5,963	$12,427

8.	Inventory

Inventory consisted of the following:

	September 30, 2011	December 31, 2010
Component parts	$4,549	$2,564
Finished goods	2,774	2,876

Total inventory at period end	$7,323	$5,440

9.	Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development costs consisted of the following:

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired intangible assets:
Customer lists and other	$21,899	$4,909	$16,990	$12,952	$2,928	$10,024
Customer relationships	20,138	4,831	15,307	20,138	2,818	17,320
Trademarks and patents	1,364	582	782	1,364	444	920
Software development costs, including acquired technology	60,735	27,226	33,509	58,668	19,241	39,427

Total acquired intangible assets and software dev. costs	$104,136	$37,548	$66,588	$93,122	$25,431	$67,691

Estimated future amortization expense:
Three Months ending December 31, 2011	$3,624
Year ending December 31, 2012	$14,214
Year ending December 31, 2013	$14,197
Year ending December 31, 2014	$12,206
Year ending December 31, 2015	$4,534
Thereafter	$17,813

$66,588

For the three- and nine-months ended September 30, 2011, we capitalized $516 and $2,070, respectively, of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. For the three- and nine-months ended September 30, 2010, we capitalized $1,801 and $3,973, respectively, of software development costs. These costs are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. We believe that these capitalized costs will be recoverable from future gross profits generated by the selected products and services. We routinely update our estimates of the recoverability of the software that has been capitalized.

The changes in the carrying amount of goodwill are as follows:

	Commercial Segment	Government Segment	Total
Balance as of January 1, 2011	$122,454	$36,689	$159,143
Goodwill from acquisition	—	17,334	17,334

Balance as of September 30, 2011	$122,454	$54,023	$176,477

The gross carrying amounts increased in the nine-months ended September 30, 2011 due to the preliminary Trident purchase price allocation. Prior to the end of the measurement period for the final purchase price allocation, which is not to exceed 12 months from the respective acquisition date, if information becomes available which would indicate adjustments are required to the purchase price these adjustments will be included in the purchase price allocation retrospectively.

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

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total Revenue For the Three Months Ended September 30,		% of Total Revenue For the Nine Months Ended September 30,
Customer	Segment	2011	2010	2011	2010
U.S. Government agencies and departments	Government	40%	35%	32%	35%
Customer A	Commercial	17%	28%	19%	28%
Customer B	Commercial	<10%	< 10%	11%	< 10%

		As of September 30, 2011
Customer	Segment	Accounts Receivable	Unbilled Receivables
U.S. Government agencies and departments	Government	24%	54%
Customer A	Commercial	20%	15%
Customer B	Commercial	<10%	<10%

11.	Lines of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. Our present Loan Agreement with our principal bank provides for a $35,000 revolving line of credit (the “Line of Credit.”) available through June 25, 2012. Our potential borrowings under the Line of Credit are reduced by a cash management services sublimit which totaled $1,585 at September 30, 2011.

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

As of September 30, 2011 and December 31, 2010, there were no borrowings on the line of credit and we had approximately $33,400 and $32,900, respectively, of unused borrowing availability under this line of credit.

12.	Long-term Debt

Long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
4.5% Convertible notes	$103,500	$103,500
Promissory note payable to NIM sellers	5,000	10,000
Term loan from commercial bank	25,666	32,666

Total long-term debt	134,166	146,166
Less: current portion	(14,333)	(19,333)

Non-current portion of long-term debt	$119,833	$126,833

Aggregate maturities of long-term debt (including interest) at September 30, 2011 are as follows:

2011	$10,243
2012	14,848
2013	14,428
2014	112,885

Total long-term debt	$152,404

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

We have a $40,000 five year commercial bank term loan (the “Term Loan”), which matures June 30, 2014. The Company initially drew $30,000 of the term funds available on December 31, 2009 and drew the remaining $10,000 available balance on September 30, 2010. The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to the rate which is 0.5% plus the greater of (i) 4% per annum, or (ii) the bank’s prime rate (3.25% at September 30, 2011). The principal amount outstanding under the Term Loan is payable in sixty equal monthly installments of principal of $556 beginning on January 2010 through June 2014 plus an additional forty-five equal monthly installments of principal of $222 beginning October 2010 through June 2014. Interest is payable on a monthly basis.

Our bank Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that require (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Borrowers, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of its business or property; to change its business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber its property; to pay dividends or other distributions or enter into material transactions with an affiliate. On March 4, 2011, the Loan Agreement covenants requiring a minimum adjusted quick ratio and a fixed charge coverage ratio where modified. As of September 30, 2011, we were in compliance with the covenants related to the Loan Agreement.

13.	Capital leases

We lease certain equipment under capital leases. Capital leases are collateralized by the leased assets. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at September 30, 2011:

2011	$1,745
2012	6,176
2013	4,583
2014	2,091
2014	441

Total minimum lease payments	15,036
Less: amounts representing interest	(1,129)

Present value of net minimum lease payments (including current portion of $5,805)	$13,907

14.	Income taxes

Our provision for income taxes totaled $1,385 and $4,755 for the three- and nine-months ended September 30, 2011, respectively, as compared to $3,623 and $6,400 being recorded for the three- and nine-months ended September 30, 2010. The expense recorded for the nine-month period ended September 30, 2011 is comprised of current year tax expense of $4,611 recorded based on the estimated annual effective tax rate plus a discrete tax expense of $144 recorded related to unrecognized tax benefits.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

15.	Commitments and Contingencies

Our purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings, and contractual acquisition earnouts consist of consideration included as part of the purchase price allocation of certain acquisitions. As of September 30, 2011, our total commitments from purchase obligations and other long-term liabilities consisted of the following:

	Within 12 Months	1-3 Years	3-5 Years	More than 5 Years	Total
Purchase obligations	$16,596	$3,155	$—	$—	$19,751
Contractual acquisition earnouts	3,487	—	—	—	3,487

Total contractual commitments	$20,083	$3,155	$—	$—	$23,238

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

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that indemnification claims should not have a material effect on our results of operations; (b) regarding our expectations about the notes hedge transactions; (c) regarding expected ordering availability under the WWSS contract, (d) as to the sufficiency of our capital resources to meet our anticipated cash operating expenses, working capital, capital expenditures, and debt service for at least the next twelve months, (e) that we expect to realize approximately $316.4 million of backlog in the next twelve months, (f) that we may consider raising capital in the public markets as a means to meet our capital needs and to invest in our business, (g) that we believe that capitalized software development costs will be recoverable from future gross profits, (h) regarding our belief that we were in compliance with our loan covenants, (i) regarding our expectations with regard to income tax assumptions and future stock based compensation expenses, (j) that we believe the Trident acquisition will help expand our market reach and is expected to improve the Company’s product engineering depth, access to international sales opportunities, and provide additional leverage into the U.S. military and space markets, (k) that our backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed, (l) that we believe our intellectual property represented by patents is a valuable asset which will contribute positively to our results of operations, (m) that the failure to increase the federal government debt ceiling in the future may adversely impact our business, financial condition and results of operations, (n) that a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others, may indicate an impairment of our goodwill, and (o) statements relating to our R&D spending.

These forward-looking statements relate to our plans, objectives and expectations for future operations. We base these statements on our beliefs as well as assumptions made using information currently available to us. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Revenues, results of operations, and other matters are difficult to forecast and our actual financial results realized could differ materially from the statements made herein, as a result of the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (ii) conduct our business in foreign countries, (iii) adapt and integrate new technologies into our products, (iv) develop software without any errors or defects, (v) protect our intellectual property rights, (vi) implement our business strategy, (vii) realize backlog and for the U.S. Government to continue funding our contracts, (viii) compete with small business competitors, (ix) effectively manage our counterparty risks, (x) achieve continued revenue growth in the foreseeable future in certain of our business lines, (xi) have sufficient capital resources to fund the Company’s operations, and (xii) successfully integrate the assets and personnel obtained in our acquisitions. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

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

We have identified our most critical accounting policies and estimates to be those related to the following:

•	Revenue recognition,

•	Acquired intangible assets,

•	Impairment of goodwill,

•	Stock compensation expense,

•	Marketable securities,

•	Capitalized software development costs,

•	Income taxes,

•	Business combinations, and

•	Legal and other contingencies.

See Note 1 to the unaudited interim consolidated financial statements included elsewhere in this Form 10-Q for a list of the standards implemented for the nine-months ended September 30, 2011.

Overview

Our business is reported using two business segments: (i) the Commercial Segment, which consists principally of communication technology for wireless networks based on location-based services, including our E9-1-1 application and other applications for wireless carriers and Voice Over IP service providers, and text messaging and (ii) the Government Segment, which consists principally of engineering, deployment and field support of secure communication solutions and components, mainly satellite-based, and related services, including cyber-security training and consulting, to government agencies.

2011 Acquisition

On January 31, 2011, the Company acquired privately-held Trident Space & Defense, LLC, a leading provider of engineering and electronics solutions for global space and defense markets, located in Torrance, California. Total consideration for the acquisition was $29.5 million including $17.2 million paid in cash and three million shares of our Class A common stock worth approximately $12.3 million. Substantially all of the Trident revenue stream is from the supply of highly reliable electronic parts, materials, radiation tolerant components, products and services for aerospace, military and industrial markets. Trident adds engineering and design depth to our government solution operations. The Company believes Trident will help expand the overall market reach of the combined entities. Most of Trident’s business is from international customers and the Company expects Trident’s engineers to enable enhancements to TCS solutions for the U.S. military and access to U.S. space markets. The acquired business operations are included in our Government Segment.

Impairment of Goodwill

The Company performs an annual analysis of goodwill impairment in the fourth quarter or sooner should there be an indicator of impairment. Our valuation methods include discounted cash flow models in which cash flows anticipated over future periods are discounted to their present value using an appropriate rate of return, depending on the size and risk of the reporting unit, and a market approach, by comparing our business unit values with the available market value of similar businesses. Our estimates for projected growth rates and margins used to project cash flows are based on historical data, comparable companies’ data and external information about future trends.

The Company periodically analyzes whether there are any indicators of impairment, such as a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower than expected growth rate, among others factors. The valuation model involves a significant amount of judgment in determining if an indicator of impairment has occurred. There is also a degree of uncertainty associated with these judgments, estimates and key assumptions and we may subsequently change our conclusion and be required to record a significant non-cash charge in our financial statements during the period in which any impairment is determined, negatively impacting our results of operations.

At September 30, 2011 goodwill was $176.5 million. The Company has not identified any indicators of impairment with respect to its goodwill in the current reporting period.

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

•

Gross profit (revenue minus direct cost of revenue, including certain non-cash expenses). The major items comprising our cost of revenue are compensation and benefits, third-party hardware and software, network operation center and co-location facility operating expenses, amortization of capitalized software development costs, stock-based compensation, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required and the complexity of customized products and services delivered. Amortization of capitalized software development costs, including acquired technology, is associated with the recognition of revenue from our Commercial Segment.

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

Results of Operations

The comparability of our operating results for the three- and nine-month periods ended September 30, 2011 to the three- and nine-month periods ended September 30, 2010 is affected by the acquisition of Trident which completed on January 31, 2011. Where changes in our results of operations from the three- and nine-months ended September 30, 2011 compared to the three- and nine-months ended September 30, 2010 are clearly related to this acquisition, such as revenue and increases in amortization of intangibles, we quantify the effects. This acquisition did not result in our entry into a new line of business or product category since it added products and services similar to those provided by our Government Segment.

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments.

Commercial Segment:

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
Services revenue	$42.3	$43.0	$(0.7)	(2)%	$130.4	$123.6	$6.8	6%
Systems revenue	4.0	11.6	(7.6)	(66)%	12.6	26.9	(14.3)	(53)%

Commercial segment revenue	46.3	54.6	(8.3)	(15)%	143.0	150.5	(7.5)	(5)%

Direct cost of services revenue	20.8	22.9	(2.1)	(9)%	60.1	62.6	(2.5)	(4)%
Direct cost of systems revenue	3.3	3.7	(0.4)	(11)%	10.1	10.6	(0.5)	(5)%

Commercial segment cost of revenue	24.1	26.6	(2.5)	(9)%	70.2	73.2	(3.0)	(4)%

Services gross profit	21.5	20.1	1.4	7%	70.3	61.0	9.3	15%
% of revenue	51%	47%			54%	49%
Systems gross profit	0.7	7.9	(7.2)	(91)%	2.5	16.3	(13.8)	(85)%

% of revenue	18%	68%			20%	61%
Commercial segment gross profit[1]	$22.2	$28.0	$(5.8)	(21)%	$72.8	$77.3	$(4.5)	(6)%

% of revenue	48%	51%			51%	51%

[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements.

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Our commercial services revenue includes hosted wireless Location Based Service (“LBS”) applications including turn-by-turn navigation, people-finder, and asset tracker, and E9-1-1 service for wireless and Voice over Internet Protocol (“VoIP”) service providers, and hosted wireless LBS infrastructure including Position Determining Entity (“PDE”) service. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Subscriber service revenue is generated by client software applications for wireless subscribers, generally on a per-subscriber per month basis. Hosted LBS service and E9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Service Answering Points (“PSAPs”), or the number of customer subscribers or sessions using our technology. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.

Commercial services revenue in the three-months ended September 30, 2011 decreased $0.7 million, or 2%, from the same period in 2010, due to a decrease in LBS subscriber application revenue which was partially offset by an increase in E9-1-1 revenue. Commercial services revenue increased $6.8 million, or 6% in the nine-months ended September 30, 2011 compared to the same period in 2010, due to an overall increase in LBS subscriber application revenue, increased wireless and VoIP E-9-1-1 revenue and an increase in software maintenance revenue.

The direct cost of commercial services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs for network operation centers and co-location facilities, and equipment and software maintenance. The direct cost of services also includes amortization of capitalized software development costs of $1.7 million for both the three-months ended September 30, 2011 and September 30, 2010. Amortization of capitalized software development costs were $5.2 million and $5.0 million, respectively, for the nine-months ended September 30, 2011 and 2010. For the three- and nine-months ended September 30, 2011, the direct cost of services revenue was $2.1 million, or 9% lower, and $2.5 million, or 4% lower, respectively, than in the same periods in 2010, due mainly to lower labor and other direct costs, including licensed application content.

Commercial services gross profit for the three- and nine-months ended September 30, 2011 increased $1.4 million, or 7%, and $9.3 million, or 15%, respectively, compared to the same periods in 2010 due to lower 3rd party data costs, a shift of resources from customer specific engineering work in the prior year period to R&D efforts in the current year, general cost control and, for the nine-month period, higher revenue.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems to wireless carriers incorporating our licensed software for enhanced services mainly for LBS and text messaging. Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks during the relevant period. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. In the third quarter of 2011, TCS launched the Next Generation 9-1-1, enabling the public to transmit text, images and video to PSAPs for increased reliability and precise wireless 9-1-1 communications.

Commercial systems revenue for the three- and nine-months ended September 30, 2011 decreased $7.6 million, or 66% and $14.3 million, or 53%, respectively, compared to the same periods of 2010. The decreases are primarily due to lower sales of text messaging software licenses for incremental customer volume capacity. The rate of growth in customer use of text messaging has declined, affecting our sales of new licenses, and no text messaging license sales for incremental customer capacity needs are expected for the remainder of 2011.

The direct cost of our commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, consulting fees as well as the amortization of acquired and capitalized software development costs. The direct costs of systems revenue for the three- and nine-months ended September 30, 2011 decreased $0.4 million, or 11%, and $0.5 million, or 5%, respectively, compared to the same periods in 2010. The direct cost of the license component of license revenue is normally very low, and the gross profit very high since much of the software development costs were expensed in prior periods, so that changes in the license component of the systems revenue mix significantly affect average gross margin in a period. During the three- and nine-months ended September 30, 2011, direct costs of systems revenue included $1.0 million and $2.8 million, respectively, of amortization of software development costs; in the three- and nine-months ended September 30, 2010, direct cost of systems revenue included $0.6 million and $1.9 million, respectively, of amortization of software development costs.

Our commercial systems gross profit for the three-months ended September 30, 2011 decreased to $0.7 million, or 18% of commercial systems revenue, compared to $7.9 million, or 68% of commercial systems revenue, for the three-months ended September 30, 2010. Commercial systems gross profit for the nine-months ended September 30, 2011 was $2.5 million, or 20% of commercial systems revenue compared to $16.3 million, or 61% of revenue in the comparable period of 2010. For both the three- and nine-month periods, the decrease in gross profit was mainly due to lower high-margin text messaging license software capacity revenue.

Government Segment:

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
Services revenue	$31.9	$23.2	$8.7	38%	$94.6	$65.9	$28.7	44%
Systems revenue	34.4	25.1	9.3	37%	66.1	70.1	(4.0)	(6)%

Government segment revenue	66.3	48.3	18.0	37%	160.7	136.0	24.7	18%

Direct cost of services revenue	22.0	16.1	5.9	37%	65.1	46.6	18.5	40%
Direct cost of systems revenue	29.2	23.5	5.7	24%	56.4	63.3	(6.9)	(11)%

Government segment cost of revenue	51.2	39.6	11.6	29%	121.5	109.9	11.6	11%

Services gross profit	9.9	7.1	2.8	39%	29.5	19.3	10.2	53%
% of revenue	31%	31%			31%	29%
Systems gross profit	5.2	1.6	3.6	225%	9.7	6.8	2.9	43%

% of revenue	15%	6%			15%	10%
Government segment gross profit[1]	15.1	8.7	6.4	74%	39.2	26.1	13.1	50%

% of revenue	23%	18%			24%	19%

[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue primarily consists of professional communications engineering and field support, cyber-security training, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite, including resale of satellite airtime. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods. Government services revenue increased $8.7 million, or 38% and $28.7 million, or 44% for the three- and nine-months ended September 30, 2011 compared to the same periods in 2010 as a result of new and expanded-scope contracts for field support and maintenance, professional services, and satellite airtime services using our teleport facilities.

Direct cost of government services revenue consists of compensation, benefits and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs increased as a result of the increased sales volume.

Our gross profit from government services increased to $9.9 million and $29.5 in the three- and nine-months ended September 30, 2011, respectively, compared to $7.1 million and $19.3 million in the three- and nine-months ended September 30, 2010, respectively, due mainly to the increase in sales volume. Government services gross margin was 31% of revenue for the three-months ended September 30, 2011 and 2010, respectively. Government services gross margin was 31% compared to 29% of revenue for the nine-months ended September 30, 2011 and 2010, respectively.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from the design, procurement, assembly and deployment of information processing components and communication systems, mainly deployable satellite-based and line-of-sight communications systems, and integration of those systems into customer networks. These are largely variations on our SwiftLink® products, which are lightweight, secure, deployable communications systems, sold mainly to units of the U.S. Department of Defense, and other federal agencies. In August of 2011, TCS received an 11-month extension to its U.S. Army World-Wide Satellite Systems (“WWSS”) Indefinite Delivery Indefinite Quantity “(IDIQ”) contract. Initially issued as a five-year, $5 billion multiple award contract in 2006 and expected to end in August 2011, the ordering period under the WWSS contract was extended 11 months to July 27, 2012 with all deliveries required to be completed by August 28, 2012.

Government systems sales increased $9.3 million, or 37%, in the three-months ended September 30, 2011, compared to the same period in 2010 due to an increase in sales volume of our SwiftLink® and deployable communication systems and about $7 million sales of our electronic parts and materials resulting from the Trident operations, partially offset by a decrease in lower margin equipment pass-through sales. For the nine-months ended September, 30 2011, government systems sales decreased $4.0 million, or 6% compared to same periods in 2010 due to lower sales volume of our SwiftLink® and deployable communication systems and of lower margin equipment pass-through sales resulting from the timing of government project funding, partially offset by $17 million of sales of system components resulting the Trident business in 2011.

Direct cost of our government systems revenue consists of costs related to purchased system components, compensation and benefits, the costs of third-party contractors, and travel. These equipment and third-party costs are variable for our various types of products, and margins may fluctuate between periods based on pricing and product mixes. These costs have increased for the three-months ended September 31, 2011 compared to the same period in the prior year and have decreased for the nine-months ended September 31, 2011 compared to the same period in the prior year as a direct result of the changes in volume.

Our government systems gross profit increased to $5.2 million, or 15% of government systems revenue in the three-months ended September 30, 2011, compared to $1.6 million, or 6% of revenue for the comparable period of 2010. Our government systems gross profit was $9.7 million, or 15% of government systems revenue in the nine-months ended September 30, 2011, up from $6.8 million, or 10% of government systems revenue in the nine-months ended September 30, 2010, due in part to federal government budget process issues leading to funding delays, and to the mix of sales between our SwiftLink® product line, lower-margin equipment pass-through, and highly reliable electronic components sold by our Trident acquisition.

Revenue Backlog

As of September 30, 2011 and 2010, we had unfilled orders or backlog as follows:

			2011 vs. 2010
($ in millions)	2011	2010	$	%
Commercial Segment	$298.9	$228.9	$70.0	31%
Government Segment	186.8	107.6	79.2	74%

Total funded contract backlog	$485.7	$336.5	$149.2	44%

Commercial Segment	$298.9	$228.9	$70.0	31%
Government Segment	1,031.0	646.5	384.5	59%

Total backlog of orders and commitments, including customer options	$1,329.8	$875.4	$454.4	52%

Backlog expected to be realized within next 12 months	$316.4	$178.1	$138.3	78%

Funded contract backlog represents contracts for which fiscal year funding has been appropriated by the company’s customers (mainly federal agencies), and for hosted services (mainly for wireless carriers), backlog for which is computed by multiplying the most recent month’s contract or subscription revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved. Company backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed and the other factors described in the Company’s Risk Factors as filed with the Securities and Exchange Commission from time to time. Some of the company’s backlog could be canceled for causes such as late delivery, poor performance and other factors. For example, the third quarter 2011 termination of the Military Sealift Command contract as a result of a protest resulted in a $315 million reduction in the Customer Options and Total Backlog amounts above at the previous quarter. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
Research and development expense	$8.6	$7.5	$1.1	14%	$26.8	$22.6	$4.2	19%
% of total revenue	8%	7%			9%	8%

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

We incur R&D expense for software used by commercial network operators for non-voice services including compliance with E9-1-1 call-routing requirements, and for wireless solutions used by government customers. During the three- and nine-months ended September 30, 2011 and 2010, research and development was primarily focused on wireless location-based infrastructure, middleware, and applications including navigation, people-locator, cellular E9-1-1 and Voice over IP E9-1-1, text messaging deliverables and highly reliable tactical communication solutions. We continually assess our spending on R&D to ensure resources are focused on technology that is expected to achieve the highest level of success.

In addition to company deliverables, our research and development expenditures and acquisitions have yielded a portfolio of more than 180 patents, and more than 300 pending patent applications, primarily for wireless location technology. We believe that the intellectual property represented by these patents is a valuable asset that will contribute positively to our results of operations.

Research and development expenses increased $1.1 million, or 14%, and $4.2 million, or 19%, respectively, for the three- and nine-months ended September 30, 2011 versus the comparable period of 2010, mainly due to expenditures to improve location-based application and infrastructure software for customers, as well as telematics, messaging, and secure, highly reliable tactical communication solutions.

Sales and marketing expense:

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
Sales and marketing expense	$7.3	$6.0	$1.3	22%	$21.6	$17.9	$3.7	21%
% of total revenue	6%	6%			7%	6%

Our sales and marketing expenses include fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences including our annual SwiftLink Users Forum. We sell our software products and services through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. Government primarily through direct sales professionals. Sales and marketing expenses increased $1.3 million, or 22%, and $3.7 million, or 21%, respectively, for the three- and nine-months ended September 30, 2011 versus the comparable periods of 2010 due to increases in sales personnel, higher costs of key trade event visibility, and the incremental costs associated with the Trident operations.

General and administrative expense:

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
General and administrative expense	$11.6	$10.1	$1.5	15%	$33.6	$28.3	$5.3	19%
% of total revenue	10%	10%			11%	10%

General and administrative expense consists primarily of management, finance, legal, human resources and internal information systems functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The $1.5 million, or 15%, and $5.3 million, or 19%, increase in general and administrative expense for the three- and nine-months ended September 30, 2011, respectively, compared to the same periods in 2010 was due the incremental costs associated with the Trident operations, as well as investments in process control, and legal and professional costs associated with the protection and monetization of intellectual property.

Depreciation and amortization of property and equipment:

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
Depreciation and amortization of property and equipment	$3.1	$2.6	$0.5	19%	$8.8	$6.8	$2.0	29%
Average gross cost of property and equipment during the period	$112.5	$87.3			$105.9	$78.8

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements, as well as amortization of capitalized software developed for internal use, including hosted applications. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets, generally five years for furniture, fixtures, and leasehold improvements to three to seven years for other types of assets including computers, software, and telephone equipment. Depreciation expense generally increased year-over-year as a result of cumulative capital expenditures made over time. Our depreciable asset base increased as a result of additions to property and equipment including new purchases of $19.5 million in the nine-months ended September 30, 2011.

Amortization of acquired intangible assets:

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
Amortization of acquired intangible assets	$1.4	$1.2	$0.2	17%	$4.1	$3.5	$0.6	17%

The amortization of acquired intangible assets relates to our 2011 acquisition of the Trident operations, the 2009 LocationLogic, Networks In Motion, Solvern, and Sidereal acquisitions and the 2004 Kivera acquisition. The expense increased $0.2 million and $0.6 million, for the three- and nine-months ended September 30, 2011, respectively, compared to the same periods in 2010. These assets are being amortized over their estimated useful lives of between five and nineteen years. The expense recognized in the three- and nine-months ended September 30, 2011 and 2010 relates to customer lists, customer relationships, courseware, and patents.

Interest expense:

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
Interest expense incurred on bank and other notes payable	$0.5	$1.0	$(0.5)	(50)%	$1.5	$2.9	$(1.4)	(48)%
Interest expense incurred on 4.5% convertible note financing	1.1	1.1	—	—	3.4	3.4	—	—
Interest expense incurred on capital lease obligations	0.2	0.2	—	—	0.7	0.6	0.1	17%
Amortization of deferred financing fees	0.2	0.2	—	—	0.6	0.6	—	—

Total interest and financing expense	$2.0	$2.5	$(0.5)	(20)%	$6.2	$7.5	$(1.3)	(17)%

Interest expense is incurred under bank and other notes payable, convertible note financing, and capital lease obligations. Financing expense reflects amortization of deferred up-front financing expenditures at the time of contracting for financing arrangements, which are being amortized over the term of the note or the life of the facility.

Interest on the bank term loan is at 0.5% plus the greater of (i) 4% per annum, or (ii) the bank’s prime rate, or an effective rate of 4.5% for the nine-months ended September 30, 2011. Interest on our capital leases is primarily at stated rates averaging about 6% per annum. We have a commercial bank line of credit that has not been used for borrowings since 2007, and has therefore generated no interest expense during the reported periods. Interest on our line of credit borrowing would be at the greater of (i) 4% per annum, or (ii) the bank’s prime rate. Further details of our bank facility are provided under “Liquidity and Capital Resources”.

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

Overall our interest and financing expense was lower in the three- and nine-months ended September 30, 2011 as a result of a lower average borrowing balance due mainly to the $30 million NIM promissory note payments made on December 15, 2010 and June 15, 2011. Interest on the bank term loan also decreased due to lower average borrowing balance. Interest on capital lease financing for the three- and nine-months ended September 30, 2011 increased slightly over the three- and nine-months ended September 30, 2010 due to additional funding for purchases of property and equipment. Amortization expense in all reported periods reflects the proration of fees to refinance our bank term loan and fees associated with the 4.5% convertible debt financing.

Other income (expenses), net:

Other income (expenses), net, includes adjustments to the estimated payments under earnout arrangements that were part of the consideration for two 2009 acquisitions, as well as interest income, realized gain or loss on investment accounts and foreign currency transaction gain or loss, which is dependent on exchange rate fluctuations. Other income, net also includes the effects of foreign currency revaluation on our cash, receivables and deferred revenues that are stated in currencies other than U.S dollars.

Income taxes:

Income tax expense was $4.8 million against pre-tax income of $10.7 million for the nine-months ended September 30, 2011, representing an effective tax rate of approximately 44%. For the first nine-months of 2010, we recorded a tax provision of $6.4 million, representing an effective tax rate of about 34%. The tax provision for the first nine-months of 2010 was lower than would be normally expected as a result of a discrete adjustment to a deferred tax asset reserve which resulted in a reduction of the reserve against our deferred tax asset by approximately $1.8 million.

Net income:

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%	2011	2010	$	%
Net income	$1.8	$4.3	$(2.5)	(58)%	$6.0	$12.4	$(6.4)	(52)%

Net income was lower than in the prior year periods for the three- and nine-months ended September 30, 2011. The Company’s higher revenue and gross profit were offset by an increase in noncash charges, R&D, and selling, general and administrative expenses primarily related to our 2011 acquisition, and other factors discussed above.

Liquidity and Capital Resources

	Nine Months Ended September 30,		2011 vs. 2010
($ in millions)	2011	2010	$	%
Net cash and cash equivalents provided by/(used in):
Operating activities:
Net Income	$6.0	$12.4	$(6.4)	(52)%
Non-cash charges	31.8	25.7	6.1	24%
Deferred income tax provision	5.2	6.4	(1.2)	(19)%
Net changes in working capital including changes in other assets	(19.9)	20.7	(40.6)	NM

Net operating activities	23.1	65.2	(42.1)	(65)%
Investing activities:
Acquisition, net of cash acquired	(16.1)	—	(16.1)	NM
Purchases of marketable securities, net	1.8	(30.7)	32.5	NM
Earnout payment related to 2009 acquisition	(3.2)	—	(3.2)	NM
Purchases of property and equipment	(19.5)	(22.4)	2.9	13%
Capital purchases funded through leases	3.7	7.9	(4.2)	(53)%

Purchases of property and equipment, net of assets funded through leases	(15.8)	(14.5)	(1.3)	(9)%
Capitalized software development costs	(2.1)	(4.0)	1.9	48%

Net investing activities	(35.4)	(49.2)	(13.8)	28%
Financing activities:
Payments on long-term debt and capital leases	(16.1)	(8.0)	(8.1)	NM
Proceeds from new borrowings	—	10.0	(10.0)	NM
Other financing activities	1.6	2.8	(1.2)	(43)%

Net financing activities	(14.5)	4.8	(19.3)	NM
Net change in cash and cash equivalents	$(26.8)	$20.8	$(47.6)	NM

Days revenue outstanding in accounts receivable including unbilled receivables	75	79

(NM = not meaningful)

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, debt and capital leases, and issuance of public equity.

Sources and uses of cash: The Company’s cash and cash equivalents balance was approximately $18.4 million at September 30, 2011, a $63.8 million decrease from $82.2 million at September 30, 2010.

Operations: Cash generated by operating activities was $23.1 million for the nine-month ended September 30, 2011 as compared to $65.2 million for the nine-months ended September 30, 2010. In the nine-months ended September 30, 2010, profit from operations was higher and working capital declined as a result of the collection of a $15.7 million 2009 year-end patent settlement receivable, resulting in unusually high cash from operations. The nine-months ended September 30, 2011 increase in working capital over the year end 2010 level was comprised of increased unbilled receivables, offset by a decline in receivables and a decreased in accounts payable due to the timing of customer payments and vendor payment terms under business agreement terms.

Investing activities: On January 31, 2011, the Company completed the transaction to purchase the Trident operations for seller proceeds of $17.2 million in cash, including $1.1 million of cash acquired, and approximately 3.0 million of Company shares valued at $12.3 million. Also, during the first quarter of 2011 the Company made a $3.2 million earnout payment related to a 2009 acquisition. Fixed asset additions, excluding assets funded by leasing, were approximately $19.5 million and $22.4 million, for the nine-months ended September 30, 2011 and 2010, respectively. Also, investments were made in development of software for resale which had reached the stage of development calling for capitalization, in the amounts of $2.1 million and $4.0 million for the nine-months ended September 30, 2011 and 2010, respectively.

Financing activities: Financing activities during the nine-months ended September 30, 2011 were limited to scheduled term debt service payments, including the $5.0 million installment of the Note payable to the sellers of NIM which was paid in June 2011 and capital lease activity. Fixed assets acquired under capital leases were valued at $3.7 million and $7.9 million during the nine-months ended September 30, 2011 and 2010, respectively.

Capital Resources: We have a $35 million revolving Line of Credit with our principal bank through June 2012 with borrowing available at the bank’s prime rate which was 3.25% per annum at September 30, 2011. Borrowings at any time are limited to an amount based principally on accounts receivable levels and working capital ratio, each as defined in the Line of Credit agreement. The Line of Credit available is also reduced by the amount of cash management services sublimit, which was $1.6 million September 30, 2011. As of September 30, 2011, we had no borrowings outstanding under our bank Line of Credit and had approximately $33.4 million of unused borrowing availability under the line.

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

The current bank Loan Agreement is secured by substantially all of the Company’s tangible and intangible assets. The principal amount outstanding under the Term Loan accrues interest at the greater of (i) 4% per annum, or (ii) a floating per annum rate equal to one-half of one percentage point (0.5%) above the Interest Rate (3.25% at September 30, 2011). The principal amount outstanding under the Term Loan is payable in sixty equal monthly installments of principal of $0.6 million beginning on January 2010 through June 2014 plus an additional forty five equal monthly installments of principal of $0.2 million beginning October 2010 through June 2014. Interest is payable on a monthly basis. Funds from the initial $30 million draw on the Term Loan were used primarily to retire a September 2009 term loan and funds from the additional $10 million drawn in September 2010 were used for general corporate purposes.

The Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that requires (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Company, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of their business or property; to change their business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber their property; to pay dividends or other distributions or enter into material transactions with an affiliate of the Company. On March 4, 2011, the Loan Agreements covenants requiring a minimum adjusted quick ratio and a fixed charge coverage ratio were modified. As of September 30, 2011, we were in compliance with the covenants related to the Loan Agreement.

The Company’s convertible note financing and seller debt arrangements entered into in 2009 are described in detail in Note 12 to the unaudited financial statements included in this report. The Company paid the June 2011 installment of $5.0 million to the sellers of NIM and the final $5 million payment is due to the sellers of NIM in mid-December 2011.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months.

We have a Line of Credit arrangement through June 2012, and borrowing capacity available to us under a capital lease facility. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

The failure to increase the Federal Government debt ceiling may result in customer directed stoppage of work on existing contracts, failure to continue to fund existing contracts or delayed payments for work performed on existing contracts. The impact severity and duration of the current U.S. Government budgetary issues and any economic plans adopted or to be adopted by the U.S. Government, along with the uncertainty surrounding the federal budget, could adversely impact our business, financial condition and results of operations.

Contractual Commitments

As of September 30, 2011, our most significant commitments consisted of term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. Contractual acquisition earnouts consist of contingent consideration included as part of the purchase price of certain acquisitions. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of September 30, 2011 our commitments consisted of the following:

($ in millions)	Within 12 Months	1-3 Years	3-5 Years	More Than 5 Years	Total
4.5% Convertible notes obligation	$4.7	$9.3	$105.8	$—	$119.8
Term loan	10.3	17.0	—	—	27.3
Operating leases	6.2	12.2	4.9	—	23.3
Purchase obligations	16.6	3.2	—	—	19.8
Capital lease obligations	6.5	7.8	0.7	—	15.0
Promissory notes payable	5.3	—	—	—	5.3
Contractual acquisition earnouts	3.5	—	—	—	3.5

Total contractual commitments	$53.1	$49.5	$111.4	$—	$214.0

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2010 Annual Report on Form 10-K.

Foreign Currency Risk

For the three- and nine-months ended September 30, 2011, we generated $7.2 million and $24.9 million, respectively, of revenue outside the U.S, mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of September 30, 2011, we had approximately $0.9 million of billed accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During the nine-months ended September 30, 2011, our average receivables subject to foreign currency exchange risk was $1.3 million and our average deferred revenue balances subject to foreign currency exchange risk was $0.4 million. We had an average balance of $0.2 million of unbilled receivables denominated in foreign currency during the nine-months ended September 30, 2011. We recorded immaterial transaction gains or losses on foreign currency denominated receivables and deferred revenue for the nine-months ended September 30, 2011.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2011.

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

Item 1A. Risk Factors

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K except for the following:

Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.

As a defense contractor and contractor for commercial services that includes personal data, we face various security threats, including cybersecurity threats and attacks to gain unauthorized access to sensitive data and information; threats to the safety of our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats including certification under the ISO 27001 standard for certain of our operations, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing or from occurring. If any of these threats were to occur, they could lead to loss of sensitive information, critical infrastructure, personnel or capabilities which are essential to our operations and could have a material adverse effect on our business, financial condition and results of operations.

Cybersecurity attacks in particular are evolving and include but are not limited to, malicious software, electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. The occurrence of such an attack could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

Industry Risks:

A significant portion of our operations depends upon funding from U.S. Government customers and failure to increase the federal debt limit could adversely impact our business, financial condition and results of operations.

The U.S. Government has stated that it will reach the current debt ceiling soon. The failure to increase the Federal Government debt ceiling may result in customer directed stoppage of work on existing contracts, failure to continue to fund existing contracts or delayed payments for work performed on existing contracts. The impact severity and duration of the current U.S. Government budgetary issues and any economic plans adopted or to be adopted by the U.S. Government, along with the uncertainty surrounding the federal budget, could adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(a) None

(b) None.

Item 6. Exhibits

Exhibit Numbers	Description

31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of November 2011.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ MAURICE B. TOSÉ
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MAURICE B. TOSÉ	Chairman, President and Chief Executive Officer
Maurice B. Tosé November 4, 2011	(Principal Executive Officer)

/s/ THOMAS M. BRANDT, JR.	Senior Vice President and Chief Financial Officer
Thomas M. Brandt, Jr. November 4, 2011	(Principal Financial Officer)