Form 10-K
period 2011-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2012-03-07
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

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

Large accelerated filer  ☐            Accelerated filer  ☑             Non-accelerated filer  ☐             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act):    Yes  ☐        No  ☑

As of June 30, 2011, the aggregate market value of the Class A Common Stock held by non-affiliates, as reported on the NASDAQ Global Market, was approximately $223,376,029.*

As of February 29, 2012 there were 52,358,453 shares of Class A Common Stock and 5,347,769 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 14, 2012	Part III

* Excludes 5,857,525 shares of Class A Common Stock and 5,571,923 shares of Class B Common Stock deemed to be held by stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2011. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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

(v) we are well positioned to provide carrier-branded enhanced services that efficiently use the carriers’ capacity to deliver a user experience that merits incremental service payments and continuous use;

(vi) we have won contracts in three state/local markets for next generation technology deployments, and intend to compete aggressively for additional business;

(vii) we are developing relationships with communication infrastructure providers in order to expand our sales channels for our carrier software products and services;

(viii) we intend to expand our domestic and international carrier base through channels and by expanding our own global sales and field support organizations;

(ix) we will continue to leverage our knowledge of complex call control technologies, including Signaling System 7 and IP standards, to unlock valuable information such as user location, device on/off status, and billing and transaction records that reside inside wireless networks and are difficult to retrieve and utilize;

(x) we will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications;

(xi) our engineers are proficient in development of electronic components and solid state drives for aerospace applications, which we expect to enhance TCS’s ability to continue to reduce the form factor of deployable communications solutions;

(xii) we plan to provide technology solutions to a broadening body of U.S. federal, state and local, and international government customers;

(xiii) TCS has submitted proposals to participate in U.S. military procurement successors to WWSS, and other large government procurement vehicles that are expected to be awarded in 2012 and 2013;

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

(xvi) we believe that TCS enjoys a competitive advantage, because our government customers can benefit from a single-source vendor;

(xvii) we expect that we will continue to compete primarily on the basis of functionality, breadth, time to market, ease of integration, price and quality of our products and services, as well as our market experience, reputation and price;

(xviii) we expect to realize a portion of our backlog in the next twelve months;

(xix) we believe we have invented to enable key features of the location services, wireless text alerts, Short Message Service Center, mobile-originated data and E9-1-1 network software;

(xx) foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed;

(xxi) a significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired;

(xxii) a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others, may indicate an impairment of our goodwill;

(xxiii) we believe Trident will help expand the overall market reach of the combined entities and expects Trident’s engineers to enable enhancements to TCS solutions for U.S. Military and access to U.S. space markets;

(xxiv) the WWSS contract vehicle was extended to July 2013 and is expected to continue to contribute significant government systems sales through 2013;

(xxv) we believe we have sufficient capital resources including cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital and capital expenditure and debt services needs for the next twelve months;

(xxvi) that we believe our capitalized research and development expense will be recoverable from future gross profits generated by the related products;

(xxvii) we intend to retain any future earnings to fund the business and do not currently anticipate paying any cash dividends in the foreseeable future;

(xxviii) statements relating to our R&D spending;

(xxix) we believe that the intellectual property represented by patents is a valuable asset that will contribute positively to our results of operations in 2012 and beyond;

(xxx) we believe we should not incur any material liabilities from customer indemnification requests;

(xxxi) our estimated amounts of future non-cash stock compensation are reasonable or appropriate;

(xxxii) our assumptions and expectations related to income taxes and deferred tax assets are appropriate;

(xxxiii) we do not expect that the adoption of new accounting standards to have a material impact on the company’s financial statements;

(xxxiv) we believe that we will continue to comply with the covenants related to our loan agreements;

(xxxv) we have limited exposure to financial market risks, including changes in interest rates;

(xxxvi) we believe that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures; and

(xxxvii) we believe we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, amounts available under our existing debt capacity, additional borrowings or from the issuance of additional securities.

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

Item 1. Business

Overview

TeleCommunication Systems, Inc. develops and delivers highly reliable and secure wireless communication technology. Our mobile cloud computing services provide wireless applications and operator infrastructure for E9-1-1 call routing, navigation, asset and social applications, telematics, and text messaging. Our engineered satellite-based solutions incorporate cyber security expertise, and include base station management, deployable solutions for mission-critical communications with expert field support, and professional services including training. We are a Maryland corporation founded in 1987 with headquarters at 275 West Street, Annapolis, Maryland 21401. Our web address is www.telecomsys.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. All of our filings with the Securities and Exchange Commission are available through links on our website. The terms “TCS”, “we”, “us” and “our” as used in this Annual Report on Form 10-K refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

We report two operating segments, Commercial (45% of 2011 revenue) and Government (55% of 2011 revenue). See discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K for additional segment information.

Commercial Segment:    Our commercial services and systems enable wireless carriers to deliver location-based information, internet content, and short text messages to and from wireless phones. Our hosted and managed services include mobile location-based applications including turn-by-turn navigation, E9-1-1 call routing; that is, customers use our software functionality through connections to and from network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or other metrics. Customers include wireless carrier network operators, Voice over Internet Protocol (“VoIP”) service providers, state and local governments deploying Next Generation 9-1-1 technology, and automotive industry suppliers. We earn carrier software-based revenue through the sale of licenses, deployment and customization fees, and maintenance fees, pricing for which is generally based on the volume of capacity purchased from us by the carrier.

Government Segment:    We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink deployable systems which integrate high speed, satellite, and Internet Protocol (“IP”) technology, with secure Government-approved cryptologic devices. We also own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment), provide professional services including field support of our systems, and cyber security training and services to the U.S. Department of Defense and other federal, state and local government agencies, and foreign customers. We have delivered more than 3,000 deployable communication systems for use in security, defense, and other secure communication applications around the world. We are one of six prime contractors on the U.S. Army’s Worldwide Satellite Systems (“WWSS”) contract vehicle, with a ceiling value of up to $5 billion in procurements through mid-2013.

While we manage and have historically reported two business segments, digital communication technology is converging, so that engineers from either segment are increasingly collaborating to address solution needs for customers of the other segment. More details about the segments are set forth below.

From time to time we have acquired or made investments in other companies, services and technologies. On January 31, 2011, we completed the purchase of privately-held Trident Space and Defense, LLC, (“Trident”) a leading provider of engineering and electronics solutions for global space and defense markets. Consideration for the acquisition included payment of cash and three million shares of TCS Class A common stock. In 2009, we completed four acquisitions which provided enhancements to our products and services enhancing our position as specialists in highly reliable, secure mobile communications technology. We intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base.

SwiftLink®, Xypoint®, AtlasBook®, Gokivo®, Connections that Matter®, Designed for Mobility®, and Enabling Convergent Technologies® are registered trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Annual Report on Form 10-K also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.

Our intellectual property portfolio includes more than 200 issued patents and more than 300 pending applications worldwide. We monetize this portfolio primarily via incorporation of our inventions in our deliverables, and also engage in licensing of the technology.

Commercial Segment Products and Services

We design and develop software for evolving second, third, and fourth generation cellular carrier and enterprise networks that enable the delivery of secure and personalized content, services, and transactions to wireless devices. We design our software using industry standards for easy implementation, customization, and interoperability with other network components. Most of our commercial software is designed and delivered together with third-party software and related hardware, which is integrated into new and existing networks (on customer premises or hosted/managed in our co-located or leased facilities) by our engineers.

1. Location-based services (“LBS”) technology. We operate network operation centers at several locations that host software and equipment for which customers, mainly wireless network operators, make recurring monthly usage payments, usually based on a measure of the volume of usage. For our LBS applications, the user device’s precise location (the “X/Y” coordinates) is extracted from networks and used for E9-1-1 call routing, navigation directions, identifying points of interest locations near the user (such as gas stations, restaurants, or hotels), and locating other network subscribers near the user’s current position. We provide high volume software applications that incorporate real-time location-sensitive events such as traffic, and allow wireless carriers to deliver optimized travel directions, generate device-appropriate maps, and search for nearby points of interest. The hosted aspect of our service delivery is sometimes called cloud computing. Through wireless carriers, we sell subscriptions to services using our client software as a “white label” vendor to the operators. We believe that our company offers the most complete suite of LBS technology to wireless carriers around the world. Our primary LBS deliverables are:

a. Customer subscriptions through wireless carriers to application-based services such as Turn-by-Turn Navigation, People-Finder, and Asset-Tracking. We provide wireless subscriber applications that use location-based technology, for which subscribers pay recurring monthly fees. We deploy real-time downloadable mobile applications that deliver easy access to maps, directions, points-of-interest directories, moving listing and event information, traffic conditions, speed camera alerts and weather information.

b. Wireless, Voice Over IP, and Next Generation 9-1-1. Our E9-1-1 safety and security group works with wireless carriers and local emergency services in compliance with Federal Communication Commission requirements. When a wireless subscriber covered by this service makes a 9-1-1 call from his or her wireless phone, the software (1) identifies the call as an emergency call, (2) accesses the handset’s location information from the wireless network, (3) routes the call to the appropriate public safety jurisdiction, (4) translates the information into a dispatcher-friendly format, and (5) transmits the data to the local emergency service call center.

As of December 31, 2011, we are under contract to provide E9-1-1 services to approximately 40 customers including wireless carriers and VoIP service providers. During 2011, we began work on our first three contracts with state and local governments for engineering, deployment and operation of Next Generation 9-1-1, intended to enable the public to transmit text, images, video and data to public safety answering points.

c. Licensed Software-Based Infrastructure: Xypoint® Location Platform (“XLP”) for mobile location-based services: Our Xypoint Location Platform infrastructure system interacts with wireless networks to extract the precise location of a user’s device. In order to determine a user’s location with sufficient precision for U.S. public safety compliance and for commercial location-based applications, our technology interacts with networks that have incorporated Assisted GPS systems that use Global Positioning System (“GPS”) chips in user handsets. Our XLP can also work with network triangulation software which some carriers have added to cell towers and switches in the network. We have been a leader in developing the location platform standard called Secure User Plane for Location (“SUPL”) and have incorporated the technology in our products. Our platform also provides privacy controls so that the wireless device user may control access to the user’s location information, and exposes location application programming interfaces (“APIs”) to location-based applications.

d. Professional Services and Solutions for Telematics. We provide custom software development and professional services, atop our core geo-services platform, to customers engaged in telematics, which is the use of mobile communications technology and related data for application within vehicles on the move. Automotive navigation systems are a form of telematics that involve GPS technology, electronic maps and related spatial data for local searches. Customers include Denso Corporation, Mercedes-Benz, and Agero Group, formerly ATX Group for Hyundai Motors America and services include points-of-interest applications, and compilation and maintenance of geographic information databases used in vehicle navigation systems for products including Toyota, Lexus, and others.

2. Short Message Service Center and related text messaging solutions. Our Short Message Service Center software enables wireless carrier subscribers to send and receive text or data messages to and from wireless devices. We are engaged in a pilot project for enabling the use of text messaging to communicate with 9-1-1 public safety answering points, and our engineers are engaged in solutions that enhance network security. For our installed base of systems in use by customers, we provide ongoing operational support, including administration of system components, system optimization, and configuration management. Maintenance services include tracking customer support issues, trouble shooting, and developing and installing maintenance releases. We typically provide maintenance services for an annual or quarterly fee paid in advance.

Commercial Segment Market Opportunities and Strategy. We plan to continue to develop software and engineered systems which we deliver through deployment in customer wireless networks, through hosted and subscription business models, or fee for service contracts. Our engineers design solutions to optimize the balance of functionality between the device and the hosted network components, or “cloud.” Our development investment is focused on the delivery of location information, internet and corporate network data, and other enhanced data-communication services to and from wireless devices, with emphasis on data and network security. The following trends are driving demand for our products and services:

Growth in Global Wireless and VoIP Subscribers. The worldwide use of wireless communications continues to grow, driven by expanded wireless network coverage, upgraded high-speed digital networks, more affordable service plans, and higher quality and less expensive wireless devices. Wireless subscriber growth is expected to continue to increase in all regions of the world for the foreseeable future. Driving this growth is the replacement of landline connections with wireless connections. Some households are now using cellular phones exclusively; including young adult households and those in developing countries where wireless may be the only available communications. VoIP service offers cost advantages over previous wireline service.

9-1-1 Mandate and Technology Advances. A key to enhancing personal safety through a cell phone is the availability of E9-1-1 wireless capabilities. We are one of the two leading providers of E9-1-1 service to wireless and VoIP service providers in the U.S. In 1996, the Federal Communications Commission (“FCC”) mandated the adoption of E9-1-1 technology by wireless carriers, and in 2005, the FCC ordered providers of interconnected VoIP service to provide E9-1-1 services to all of their customers as a standard feature of the service. We are actively pursuing Next Generation 9-1-1 business and are working toward deploying solutions in three states.

Improving Global Wireless Communication Device Functionality. A growing number of handheld wireless devices contain GPS chipsets which interoperate with our network platforms and applications. Proliferation of improved handheld devices has increased the size of the market for our technology. Manufacturers continue to increase the functionality of mobile devices including phones and personal digital assistants through higher resolution, color screens, and increased computing capability for sophisticated applications. These devices enable the user to take advantage of the high-speed data networks for internet and data usage. Broad adoption of location-based services has required, among other things, handsets incorporating components for interoperation with GPS satellites and with LBS network components that we have developed and provide.

Cellular Network Improvements to Next Generation Capabilities. Mobile operators are deploying high-speed data networks based on third and fourth generation technologies that, in many cases, equal or surpass data rates that are typically available for residential wireline users. The deployments of these high-speed wireless data networks have made it possible to “wireless-enable” many services that previously required a wireline connection. Our location-based technology and applications incorporating map graphics take advantage of these network enhancements.

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

Text Messaging. Short message services (“SMS”), or text messaging, continues to be the most popular type of messaging for mobile users. Public safety is also exploring using SMS as an option for E9-1-1 services. We provide solutions for mobile operators to receive and route e-mail and SMS messages through Short Message Service Centers and related applications.

The key elements of our Commercial Segment strategy are to:

•

Offer carriers around the world the complete LBS solution continuum, with the expertise to enable infrastructure, middleware and application functionality. Mobile operators have made large capital investments in infrastructure for wireless data and location determination technologies, and are motivated to grow subscriber use of services that enhance subscriber loyalty and average revenue per user. Also, higher data consumption by end users has led operators to upgrade to enable a widening array of value-added services. We are well positioned to provide carrier-branded enhanced services that efficiently use the carriers’ capacity to deliver a user experience that merits incremental service payments and continuous use.

•

Pursue additional Next Generation 9-1-1 contracts. We have won contracts in three state/local markets for next generation technology deployments, and intend to compete aggressively for additional business. The FCC recently predicted that 10-year spending on Next Generation 9-1-1 will total about $1.4 billion to $2.7 billion of which the annual recurring run rate will be in the range of $200 million to $300 million.

•

Enhance our sales and marketing global channel relationships. We are developing relationships with communication infrastructure providers in order to expand our sales channels for our carrier software products and services. We have historically leveraged our strategic relationships with original equipment manufacturers to market our Commercial Segment products to wireless carriers worldwide. Our partners include Huawei, Alcatel-Lucent, and Qualcomm.

•

Grow our wireless carrier and VoIP customer base. We serve or are under contract with about 70 wireless carrier networks and VoIP service providers in 14 countries. We intend to expand our domestic and international carrier base through channels and by expanding our own global sales and field support organizations. We will continue to develop network software for wireless carriers and cable operators that operate on all major types of networks.

•

Develop and enhance our technology. We will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications. Our 2011 research and development investments run rate, including capitalized costs, is approximately $50 million. We have research and development relationships with wireless handset manufacturers, wireless carriers, and content and electronic commerce providers. Our Xypoint platform architecture efficiently integrates our presence, location, call control and messaging technology, resulting in reduced costs, increased reliability, more efficient deployments, compatibility with our existing products and a migration path to third-generation services.

•

Leverage our expertise in accessing information stored inside wireless networks. We will continue to leverage our knowledge of complex call control technology, including Signaling System 7 and IP standards, to unlock valuable information such as user location, device on/off status, and billing and transaction records that reside inside wireless networks and are difficult to retrieve and utilize.

Government Segment Products and Services

We engineer and provide secure, communication solutions, including deployable wireless communication systems and related support services with emphasis on satellite-based technology, to agencies of the U.S. Departments of Defense (“DoD”), State, Justice, Homeland Security, as well as other government customers.

TCS presents a TCS TotalCom™ solution opportunity to customers. Our SwiftLink product line is a series of ruggedized, secure communication systems, which can be rapidly deployed in remote areas for wireless satellite-based or point-to-point communications where other means of reliable communication may not be available. The tropo version of this technology that we have recently delivered can achieve significant cost efficiency by enabling beyond-line-of-sight communication by bouncing radio signals off the lowest portion of the Earth’s atmosphere rather than via satellite transponders. SwiftLink products provide secure voice, video and data communications for personnel in austere environments. Since 2006 we have made large volume shipments of systems under the US Army’s Worldwide Satellite Systems contract vehicle, including a SwiftLink variation called “SNAP” (Secure / nonsecure access point) and Wireless Point-to-Point Link (“WPPL”) systems. Most of our SwiftLink systems can be deployed by a single person in less than twenty minutes, creating critical communication channels from any worldwide location. Uses include critical communications for DoD warfighters in command and control headquarters, emergency response, news reporting, public safety, drilling and mining operations, field surveys and other activities that require remote capabilities for voice, video, and data transmission. Revenue from integration work which typically accompanies customer purchases of our secure deployable systems is reported together with the system sales revenue. Our deployable VSAT multi-band terminals provide access to a wide array of commercial and military satellites that make broadband capabilities available on a global basis. In addition, our deployable broadband wireless systems provide extensions of secure wireless communications services for up to 30 miles from a SwiftLink point of presence.

Our January 31, 2011 acquisition of Trident Space and Defense added engineering depth to our solutions team. These engineers are proficient in development of electronic components and solid state drives for aerospace applications, which we expect to enhance TCS’s ability to continue to reduce the form factor of deployable communications solutions.

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

b. Cyber Security and Other Information Technology Training and Professional Services. We provide cyber security training and services encompassing all areas of Computer Network Operations which includes: Computer Network Defense, Computer Network Exploitation, and Computer Network Attached. We develop software tools and database applications related to system testing, security, engineering, and analysis. We enhance secure network communication and encryption engineering and provide a wide range of project management, information assurance oversight, and business management. We design, install, and operate data networks that integrate computing and communications, including systems that provide communications via both satellite and terrestrial links. We can provide complete network installation services from cabling infrastructure to complex communications system components. We also provide ongoing network operation and management support services including telecom expense management under multi-year contracts with government customers.

Secure Satellite Teleport Data Landing and Transmission Services. We own and operate a high-speed satellite communications teleport in Manassas, Virginia that is connected to the public switched telephone network, and operate two facilities in Europe for government customers. These facilities provide transport services for IP-based media content consisting of VoIP, internet, video and messaging data using Very Small Aperture Terminal (“VSAT”) satellite technology as part of our communication solutions for our customers. We provide end-to-end connectivity between users of our deployed SwiftLink systems in remote locations back to our teleport and eventually onto customers’ back-office desktops and cell phones. We purchase space segment (satellite airtime) and resell it to customers using our facilities. TCS also maintains two satellite-based stations in the Pacific region.

Government Segment Market Opportunities and Strategy. Our strategy is to be a leading secure wireless communications solution vendor, by building scale and a continuum of related technical capabilities. Our company has a solid foundation as a provider of deployable, tactical systems and related field support and maintenance, operator of fixed teleports, and reseller of space segment. Related extensions of these core competencies include high growth professional service areas such as cyber security contract work. We intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base. We plan to provide technology solutions to a broadening body of U.S. federal, state and local, and international government customers. The following trends are driving demand for our products and services:

Expanding Global Need for Secure, Deployable, Wireless Communication Solutions. TCS has sold its SwiftLink deployable communication system kits to federal government customers for over a decade. The U.S. Army’s Worldwide Satellite Communication Systems procurement contract vehicle has been extended through mid 2013 and we estimate that more than $2 billion of its $5 billion of contract ceiling remains available for new and existing orders from its six prime contractors including TCS. WWSS procurement encompasses systems like our SwiftLink family of deliverables, and we have generated significant revenue under WWSS. We are continuing to enhance our deployable communication systems product line to take advantage of the evolving environment, including the benefits of Very Small Aperture Terminal satellite communications architectures deployable in multiple aperture man pack where desirable and the use of Inmarsat Broadband Global Area Network enhancements to our satellite services. TCS has submitted proposals to participate in U.S. military procurement successors to WWSS, and other large government procurement vehicles that are expected to be awarded in 2012 and 2013. There can be no assurance that our proposals will be successful or that we will receive any awards or contracts.

Growing Need for Cyber Security. Escalating focus by government agencies to protect their online assets has brought the importance of cyber security and associated solutions to the fore. We have contract vehicles for the government’s surging demand for information technology cyber security training, cyber technical solutions, and related procurement support. Steep growth in spending to the multi-billion dollar level by U.S. federal agencies on cyber initiatives is expected over the next five years. The expertise and processes developed by our Government Segment personnel could be adapted to meet the online security needs of commercial clients. We are proficient in recruiting and developing cyber professionals and our Art of Exploitation training is based on intellectual property developed by the company to support cyber security initiatives. The training covers a clear set of leading cyber methodologies to produce a certified cyber scientist.

Government Outsourcing of Network and Telecom Technical Functions. Federal agencies, as well as state and local governments, are increasingly contracting with specialist teams for functions such as network management, and for long-term projects such as software development and systems integration. Since the founding of our Company, we have built relationships with federal agencies, as well as the State of Maryland and the City of Baltimore. We have made it a management priority to expand our base of long-term service contract engagements. We made strategic acquisitions during 2009, added experienced sales personnel, and enhanced our relationships with systems integrators and specialist vendors to expand our penetration in these markets.

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

Provide Secure Teleport, Space Segment and Integration Capabilities with Deployable Systems as a Bundled Solution. Government customers can benefit from single-sourcing secure communications solutions which include a secure U.S. landing site for backhaul traffic as well as network engineering expertise and secure remote terminals. We believe that TCS enjoys a competitive advantage, because it can offer all of these elements from a single vendor.

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

We intend to continue to selectively consider acquisitions of companies and technologies that could enhance both of our business segments.

Customers and Markets

Our principal commercial customers are wireless telecommunications carriers in the United States and around the world, either directly or through our channel partners. Our wireless carrier customers include Verizon Wireless, MetroPCS, AT&T Mobility, T-Mobile, Sprint, Telefonica International, Cricket Communications, and Telus. Our carrier customers typically use their brands to market our applications, which in turn compete with those of other carriers and in some cases downloadable applications for smartphones sold by third parties such as Apple Inc. Customers for our VoIP E9-1-1 services include Comcast and Level 3. We provide electronic map technology solutions to telematics vendors including Denso Corporation, Mercedes-Benz and ATX Group for Hyundai Motors America. Our sales efforts target wireless, wireline and VoIP service providers around the world.

Our principal government customers are major units of the U.S. Departments of Defense, Justice, Homeland Security, and State, and the General Services Administration. In the aggregate, U.S. federal government entities accounted for 35% of our total 2011 revenue. Customers also include international space agencies. We compete for business through federal, state and local procurement processes that typically involve multiple requests for proposal from multiple bidders.

The markets for our products and services are highly competitive. The adoption of industry standards may make it easier for new market entrants to compete with us. We expect that we will continue to compete primarily on the basis of the functionality, breadth, time to market, ease of integration, price, and quality of our products and services, as well as our market experience, reputation, and price. The market and competitive conditions are continually developing. Our software-based deliverables compete with alternatives provided by other companies. It is difficult to present a meaningful comparison between our competitors and us because there is a large variation in revenue generated by different customers, different products and services, as well as the different combinations of products and services offered by our competitors. We cannot, therefore, quantify our relative competitive position.

Our current and potential competitors include:

•

Commercial Segment. TeleNav, Inc.; Intel Corporation through its acquisition of Telmap Ltd.; Intrado Inc. division of West Corporation; Motorola Mobility Holdings, Inc.; Ericsson LM Telephone Co.; TomTom; Garmin Ltd.; Comverse Technology Inc; Google Inc.; and Nokia Corporation.

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

We partner with vendors of precise location technology. Certain of our partners may attempt to compete with our operating platform by developing their own transmission platform or by purchasing another mobile location platform. The markets for commercial location and other mobile wireless applications for carriers and enterprises are relatively new and continually developing. The convergence of wireless technologies and the Internet is creating many initiatives to bring data and transaction capabilities to wireless devices. There is a wide array of potential competitors in this market, including providers of competing location management platforms, competing enterprise mobility platforms and other competing location-based applications for wireless devices.

Backlog

We had unfilled orders, or funded contract and total backlog, as follows:

	December 31,		2011 vs. 2010
($ in millions)	2011	2010	$	%
Commercial Segment funded contract backlog	$269.4	$241.5	$27.9	12%
Government Segment funded contract backlog	180.1	80.8	99.3	123%

Total funded contract backlog	$449.5	$322.3	$127.2	39%

Commercial Segment un-funded customer options	$269.4	$241.5	27.9	12%
Government Segment un-funded customer options	989.4	899.1	90.3	10%

Total backlog of orders and commitments, including customer options	$1,258.8	$1,140.6	$118.2	10%

Expected to be realized within next 12 months	$306.3	$179.3	$127.0	71%

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

Sales and Marketing

We sell our products and services through our direct sales force and through indirect channels. Our direct sales and marketing force consists of approximately 80 professionals in the U.S., Europe, Latin America, and Asia. We also leverage our relationships with original equipment manufacturers (“OEMs”) to market our commercial systems. These indirect sales relationships include Huawei, Alcatel-Lucent and Qualcomm. During the indirect sales process, as well as during installation and maintenance, we maintain extensive direct contact with prospective carrier customers.

We are pre-qualified as an approved vendor for some government contracts, and some of our products and services are available to government customers via the General Services Administration’s Information Technology Schedule 70, the Worldwide Satellite Services and the Space, and the Naval Warfare Foreign Military Sales (“SPAWAR FMS”) contract vehicles. We collaborate in sales efforts under various arrangements with integrators. Our marketing efforts also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.

Research and Development

Our success depends on a number of factors, which include, among other items, our ability to identify and respond to emerging technological trends in our target markets, to develop and maintain competitive products, to enhance our existing products by adding features and functionality that differentiate the products from those of our competitors, and to bring products to market on a timely basis and at competitive prices. As of December 31, 2011, our overall staff included more than 810 professionals with technical expertise in wireless network, client software development and satellite-based communication technology. Since 1996, we have made substantial investments in wireless technology research and development, most of which has been devoted to the development of carrier and enterprise network software products and services. We are primarily focusing our current research and development investments in cellular location-based and electronic map technology, including E9-1-1 technology, and highly reliable tactical communication solutions.

We support existing telecommunications standards and promote new standards in order to expand the market for wireless data. We actively participate in wireless standards-setting organizations including the Open Mobile Alliance, and we are represented on the Board of Directors for the Cellular TeleCom and Internet Association (“CTIA”), the E9-1-1 Institute, member of the FCC Communications, Reliability, Interoperability Council (“CSRIC”.) For the years ended December 31, 2011, 2010, and 2009, our research and development expense was $37.1 million, $30.1 million, and $22.4 million, respectively.

Certain of our government customers contract with us from time to time to conduct research on telecommunications software, equipment and systems.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, service mark, and trade secret laws and restrictions to establish and protect certain proprietary rights in our products and services.

As of the end of 2011, we held more than 200 issued patents relating to wireless text messaging, inter-carrier messaging, number portability, GPS ephemeris data, emergency public safety data routing, and electronic commerce. We have filed more than 300 additional patent applications for certain apparatus and processes we believe we have invented to enable key features of the location services, wireless text alerts, Short Message Service Center, mobile-originated data and E9-1-1 network software. There is no assurance that our patent applications will result in a patent being issued by the U.S. Patent and Trademark Office or other patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. Additionally, foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed.

On December 23, 2009, TeleCommunication Systems and Sybase 365, LLC agreed to a settlement of $23 million in resolution of inter-carrier messaging patent infringement litigation. After deducting legal expenses, the net proceeds to the Company were $15.7 million.

We developed our Short Message Service Center software in 1996 under our development agreement with Alcatel-Lucent. Under the development agreement, we share certain ownership rights in this software application with Alcatel-Lucent. The scope of each party’s ownership interest is subject to each party’s various underlying ownership rights in intellectual property and also to confidential information contributed to the applications, and is subject to challenge by either party.

As a member of various industry standard-setting forums, we have agreed to license certain of our intellectual property to other members on fair and reasonable terms to the extent that the license is required to develop non-infringing products under the specifications promulgated by those forums.

Employees

As of December 31, 2011, we had 1,345 employees, of which 1,324 were full-time and 21 were part-time. We believe relations with our employees are good. None of our employees is represented by a union.

Geographical Information

During 2011, 2010, and 2009, total revenue generated from products and services in the U.S. were $392.1 million, $376.3 million, and $290.7 million, respectively, and total revenue generated from products and services outside of the U.S. were $33.3 million, $12.5 million, and $9.4 million, respectively. As of December 31, 2011, 2010, and 2009, essentially all of the long-lived assets of our operations were located in the U.S.

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

The products and services of our wireless applications business are provided through a combination of our servers, which we house at third party data centers, and the networks of our wireless carrier partners. The operations of our wireless applications business rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. Our hosted data centers are currently located in third party facilities located in the Irvine and San Francisco, California area. We also use third party data center facilities in the Phoenix, Arizona area to provide for disaster recovery. Depending on the growth rate in the number of our end users and their usage of the services of our wireless applications business, if we do not timely complete and open additional data centers, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure data center space with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new wireless carrier partners, increases in the number of our end users or increases in data traffic.

Our data centers are potentially vulnerable to damage or interruption from a variety of sources including fire, flood, earthquake, power loss, telecommunications or computer systems failure, human error, terrorist acts or other events. There can be no assurance that the measures implemented by us to date, or measures implemented by us in the future, to manage risks related to network failures or disruptions in our data centers will be adequate, or that the redundancies built into our servers will work as planned in the event of network failures or other disruptions. In particular, if we experienced damage or interruptions to our data centers in the Irvine and San Francisco, California areas, or if our disaster recovery data center in Phoenix was unable to work properly in the event of a disaster at our Irvine center, our ability to provide efficient and uninterrupted operation of our services would be significantly impaired.

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

In addition, if our end user base continues to grow, additional strain will be placed on our technology systems and networks, which may increase the risk of a network disruption. Any outage in a network or system, or other unanticipated problem that leads to an interruption or disruption of our wireless applications business, could have a material adverse effect on our operating results and financial condition.

If we are unable to grow data center capacity as needed, our business will be harmed.

Despite frequent testing of the scalability of our wireless applications business in a test environment, the ability of our wireless applications business to scale to support a substantial increase in the use of those services or number of users in all commercial environments is not fully tested. If our wireless applications business does not efficiently and effectively scale to support and manage a substantial increase in the use of our services or number of users while maintaining a high level of performance, our business will be seriously harmed.

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

We have made several recent acquisitions and intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base. Any acquisitions, strategic alliances or investments we may pursue in the future will have a continuing, significant impact on our business, financial condition and operating results. The value of the companies or assets that we acquire or invest in may be less than the amount we paid if there is a decline of their position in the respective markets they serve or a decline in general of the markets they serve. If we fail to properly evaluate and execute acquisitions and investments, our business and prospects may be seriously harmed. Acquisitions involve numerous risks, including:

•	properly evaluating the technology;

•	accurately forecasting the financial impact of the transaction, including accounting charges and transaction expenses;

•	integrating and retaining personnel;

•	retaining and cross-selling to acquired customers;

•	combining potentially different corporate cultures;

•	the potential of significant goodwill and intangibles write-offs in the future in the event that an acquisition or investment does not meet expectations; and

•	effectively integrating products and services, and research and development, sales and marketing and support operations.

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

We rely on our wireless carrier partners to introduce, market, and promote the products and services of our wireless applications business to end users. None of our wireless carrier partners is contractually obligated to continue to do so. If wireless carrier partners do not introduce, market and promote mobile phones that are GPS enabled and on which our client software is preloaded and do not actively market the products and services of our wireless applications business, the products and services of our wireless applications business will not achieve broader acceptance and our revenue may not grow as fast as anticipated, or may decline.

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

We expect that competitive pricing pressures will continue in the industry. Our wireless carrier partners have the ability to lower end user pricing on the products and services of our wireless applications business which would have an immediate adverse effect on our revenue. Our gross margin may decrease if the average cost per end user to provide our services does not decline proportionately. These costs include third party map and other data costs and internal costs to provide our services.

Our success depends on significantly increasing the number of end users that purchase the products and services of our wireless applications business from our wireless carrier partners.

A significant portion of our revenue is derived from subscription fees that we receive from our wireless carrier partners for end users who subscribe to our service on a standalone basis or in a bundle with other services. To date, a relatively small number of end users have subscribed for our services in connection with their wireless plans compared to the total number of mobile phone users. The near term success of our wireless applications business depends heavily on achieving significantly increased subscriber adoption of the products and services of our wireless applications business either through stand alone subscriptions to our services or as part of bundles from our existing wireless carrier partners. The success of our wireless applications business also depends on achieving widespread deployment of the products and services of our wireless applications business by attracting and retaining additional wireless carrier partners. The use of the products and services of our wireless applications business will depend on the pricing and quality of those services, subscriber demand for those services, which may vary by market, as well as the level of subscriber turnover experienced by our wireless carrier partners. If subscriber turnover increases more than we anticipate, our financial results could be adversely affected.

If mobile phone manufacturers do not permit us to customize our client software and preload it on their devices, we may have difficulty attracting end users because of poor user experiences or an inconvenient provisioning process, and our operating results and financial condition may be materially adversely affected.

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

Our success depends on our ability to enhance our current services and develop new services and products rapidly and cost effectively. We currently have research and development employees in China and contractors in Russia and India. Managing product development operations that are remote from our U.S. headquarters is difficult and we may not be able to manage these remote centers successfully. We could incur unexpected costs or delays in product development that could impair our ability to meet market windows or cause it to forego certain new product opportunities. In addition, if our carrier customers become adverse to introducing products into their networks that have been developed in these remote centers, the market for our products could be adversely affected.

Our research and development investments may not lead to successful new products, services or enhancements.

We will continue to invest in research and development for the introduction of new and enhanced products and services designed to improve the capacity, data processing rates and features. We must also continue to develop new features and to improve functionality of our software. Research and development in our industry is complex, expensive and uncertain. We believe that we must continue to dedicate a significant amount of resources to research and development efforts to maintain our competitive position. If we continue to expend a significant amount of resources on research and development, but our efforts do not lead to the successful introduction of product and service enhancements that are competitive in the marketplace, our business, financial position, results of operations or cash flows could be negatively impacted.

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

The U.S. and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects, including the current disruption in global financial markets. It is unclear how well the global financial markets have recovered, if at all. Possible effects of these economic events include those relating to business disruptions caused by suppliers or subcontractors, impairment of goodwill and other long-lived assets and reduced access to capital and credit markets. We depend on the U.S. Government for a significant portion of our revenues. There is no assurance that historical budgets will be sustained at current levels. In addition, competing demands for federal funds could pressure all areas of spending, which could further impact the U.S. Government budget. Cost cutting, efficiency initiatives, reprioritization and other affordability analysis by the U.S. Government could adversely impact our Government Segment. Although governments worldwide, including the U.S. Government, have initiated sweeping economic plans, we are unable to predict the impact, severity, and duration of these economic events, which could have a material effect on our business, financial position, results of operations or cash flows.

Our customers may experience financial difficulties or may request out-of-scope work, and we may not be able to collect our receivables, materially and adversely affecting our profitability.

Over the course of a long-term contract, our customers’ financial condition may change, affecting their ability to pay their obligations and our ability to collect our fees for services rendered. Additionally, we may perform work for the U.S. government, for which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part for out-of-scope work directed or caused by the government customers in support of their critical missions. While we may resort to other methods to pursue our claims or collect our receivables, these methods are expensive and time consuming and success is not guaranteed. Failure to collect our receivables or prevail on our claims would have an adverse affect on our profitability.

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

The largest customers for our product and service offerings in terms of revenue generated have been the U.S. Government, Verizon Wireless, AT&T Mobility, MetroPCS, and Cricket Communications. For the year ended December 31, 2011, each of Verizon Wireless, MetroPCS, and the U.S. Government accounted for 10% or more of our total revenue. For 2010, each of Verizon Wireless and the U.S. Government accounted for 10% or more of our total revenue. For the year ended December 31, 2011, the largest customers for our Commercial Segment were Verizon Wireless and MetroPCS and the largest customers for our Government Segment were various U.S. Government agencies. Our wireless applications business is substantially dependent on Verizon Wireless. In addition, we expect to generate a significant portion of our total revenue from Verizon Wireless and these other customers for the foreseeable future. If these customers reduce their expenditures for marketing services for which we provide technology, change their plans to eliminate our services, price our products and services at a level that makes them less attractive, or offer and promote competing products and services, in lieu of, or to a greater degree than, our products and services, our revenue would be materially reduced and our business, operating results and financial condition would be materially and adversely affected.

Our growth depends on maintaining relationships with our major customers and on developing other customers and distribution channels. The loss of any of the customers discussed in this section would have a material adverse impact on our business, financial position, results of operations or cash flows.

Because we rely on key partners to expand our marketing and sales efforts, if we fail to maintain or expand our relationships with strategic partners and indirect distribution channels our license revenues could decline.

We have announced strategic partnerships with Alcatel-Lucent and Huawei, and are working on additional partnerships to provide supplemental channels for the marketing and sale of our software applications globally Our growth depends on maintaining relationships with these partners and on developing other distribution channels. The loss of any of these partners would have a material adverse impact on our business, financial position, results of operations or cash flows.

Government regulation of the mobile industry is evolving, and unfavorable changes or our failure to comply with regulations could harm our business and operating results.

As the mobile industry continues to evolve, we believe greater regulation by federal, state or foreign governments or regulatory authorities becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information, could affect our customers’ ability to use and share data, potentially reducing our ability to utilize this information for the purpose of continued improvement of the overall mobile subscriber experience. In addition, any regulation of the requirement to treat all content and application provider services the same over the mobile Internet, sometimes referred to as net neutrality regulation, could reduce our customers’ ability to make full use of the value of our services.

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

From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some open source licenses contain requirements that we make available source code for modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software products with open source software in a certain manner, we could under certain of the open source licenses, be required to release our proprietary source code. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software code. Open source license terms may be ambiguous and many of the risks associated with usage of open source cannot be eliminated, and could if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our products and client applications, discontinue the sale of our products or services in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.

Because our product offerings are sold internationally, we are subject to risks of conducting business in foreign countries.

We believe our revenue will increasingly include business in foreign countries, and we will be subject to the social, political and economic risks of conducting business in foreign countries. Our international business may pose different risks than our business in the U.S. In some countries there is increased chance for economic, legal or political changes. Government customers in newly formed free-market economies typically have procurement procedures that are less mature, which can complicate the contracting process. In this context, our international business may be sensitive to changes in a foreign government’s leadership, national priorities and budgets. International transactions can involve increased financial and legal risks arising from foreign exchange-rate variability and the application of multiple laws and regulations. These numerous and laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and our international expansion efforts. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

•

changes in regulatory requirements which could restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the International Emergency Economic Powers Act or similar legislation;

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

Our business is highly competitive. Several of our potential competitors are substantially larger than we are and have greater financial, technical and marketing resources than we do. In particular, larger competitors have certain advantages over us which could cause us to lose customers and impede our ability to attract new customers, including: larger bases of financial, technical, marketing, personnel and other resources; more established relationships with wireless carriers and government customers; more funds to deploy products and services; and the ability to lower prices (or not charge any price) of competitive products and services because they are selling larger volumes.

The widespread adoption of open industry standards such as the Secure User Plane for Location (“SUPL”) specifications may make it easier for new market entrants and existing competitors to introduce products that compete with our software products. Because our Commercial Segment is part of an emerging market, we cannot identify or predict which new competitors may enter the mobile location services industry in the future. With time and capital, it would be possible for competitors to replicate any of our products and service offerings or develop alternative products. Additionally, the wireless communications industry continues to experience significant consolidation which may make it more difficult for smaller companies like us to compete. Our competitors include application developers, telecommunications equipment vendors, location determination technology vendors and information technology consultants, and may include traditional Internet portals and Internet infrastructure software companies. We expect that we will compete primarily on the basis of price, time to market, functionality, quality and breadth of product and service offerings.

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

As of December 31, 2011, our estimated contract backlog totaled approximately $1.3 billion, of which $449.5 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change, the program could be canceled, a contract could be reduced, modified or terminated early, or an option that we had assumed would be exercised not being exercised. Further, while many of our federal government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. There are two primary risks associated with this process. First, the process may be delayed or disrupted. Changes in Congressional schedules due to elections or other legislative priorities, negotiations for program funding levels or unforeseen world events can interrupt the funding for a contract. Second, future revenues under existing multi-year contracts are conditioned on the continuing availability of Congressional appropriations. Approximately 40% of our funded contract backlog consisted of orders from the Government Segment. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract value will be recognized as revenue.

We derive a significant portion of our revenue from sales to various agencies of the U.S. Government which has special rights unlike other customers and exposes us to additional risks that could have a material adverse effect on us.

Sales to various agencies of the U.S. Government accounted for approximately 35% of our total revenue for the fiscal year ended December 31, 2011, all of which was attributable to our Government Segment. Our ability to earn revenue from sales to the U.S. Government can be affected by numerous factors outside of our control, including:

•

TCS’s inclusion as an authorized vendor for the U.S. Army’s Worldwide Satellite Systems (“WWSS”) contract vehicle has enabled TCS to secure funded contract awards for federal customers totaling about $500 million in 2006 through 2011. The WWSS contract vehicle was extended through mid 2013 and we estimate more than $2 billion of its $5 billion of contract ceiling remains available for new and existing orders from its six prime contractors including TCS.

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

ASC 350, “Goodwill and Other Intangible Assets,” provides that goodwill must be tested for impairment annually and between annual tests when events occur that indicate an impairment or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of December 31, 2011, goodwill accounted for approximately $176.5 million, or approximately 36%, of our recorded total assets, and our market capitalization was approximately $135 million. A sustained drop in market capitalization below book value may suggest that the carrying value may not be recoverable. The impairment test is based on several factors requiring judgment and management has determined that no impairment exists as of that date. Changes in market conditions may indicate a potential future impairment of recorded goodwill. If goodwill becomes impaired, we would record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

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

The applicability to the Internet of existing and future laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, taxation, obscenity, libel, employment and network and data security and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws, may have a material adverse effect on our business, results of operations and financial condition. Additionally, modifications to our business plans or operations to comply with changing regulations or certain actions taken by regulatory authorities might increase our costs of providing our product and service offerings and could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

The technology employed with next-generation E9-1-1 services generally anticipates a migration to internet-protocol (or IP) based communication. Since many companies are proficient in IP-based communication protocols, the barriers to entry to providing next-generation E9-1-1 products and services are lower than exist for the traditional switch-based protocols. If we are unable to develop unique and proprietary solutions that are superior to and more cost effective than other market offers, our traditional E9-1-1 business could get replaced by new market entrants, resulting in material adverse impacts on our overall business, financial position, results of operations or cash flows.

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

The FCC has determined that VoIP services are not subject to the same regulatory scheme as traditional wireline and wireless telephone services. If the regulatory environment for VoIP services evolves in a manner other than the way we anticipate, our E9-1-1 business would be significantly harmed and future growth of our business would be significantly reduced. For example, the regulatory scheme for wireless and wireline service providers requires those carriers to allow service providers such as us to have access to certain databases that make the delivery of an E9-1-1 call possible. No such requirements exist for VoIP service providers so carriers could prevent us from continuing to provide VoIP E9-1-1 service by denying us access to the required databases.

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

At the same time, from time to time our customers are parties to allegations of intellectual property rights infringement lawsuits based on their offering products and services which incorporate our products and services. In those instances, we from time to time receive demands from our customers to indemnify them for costs in defending those allegations. We review the merits of each such demand and respond as we deem appropriate.

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

The measures we have implemented to secure information we collect and store may be breached, which could cause us to breach agreements with our partners and expose us to potential investigation and penalties by authorities and potential claims by persons whose information was disclosed.

We take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access despite our efforts. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed under existing and proposed laws. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We also may be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed.

If there is a security breach or if there is an inappropriate disclosure of any of these types of information, we could be exposed to investigations, litigation, fines and penalties. Remediation of and liability for loss or misappropriation of end user or employee personal information could have a material adverse effect on our business and financial results. Even if we were not held liable for such event, a security breach or inappropriate disclosure of personal, private or confidential information could harm our reputation and our relationships with current and potential customers and end users. Even if the perception of a security risk could inhibit market acceptance of our products and services. In addition, we may be required to invest additional resources to protect against damages caused by any actual or perceived disruptions of our services. We may also be required to provide information about the location of an end user’s mobile device to government authorities, which could result in public perception that we are providing the government with intelligence information and deter some end users from using our services. Any of these developments could harm our business.

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

The market price for our Class A common stock has varied between a high of $5.57 on August 2, 2011, and a low of $2.10 on December 15, 2011 in the twelve month period ended December 31, 2011. This volatility may affect the price at which you could sell the Class A common stock and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

A significant percentage of our common stock is beneficially owned by our President, Chief Executive Officer and Chairman of the Board, and he can exert significant influence over us.

We have two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock generally have the same rights as holders of Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have three votes per share. As of December 31, 2011, Maurice B. Tosé, our President, Chief Executive Officer and Chairman of the Board, beneficially owned 5,347,769 shares of our Class B common stock and 2,537,158 shares of our Class A common stock. Therefore, as of that date, in the aggregate, Mr. Tosé beneficially owned shares representing approximately 27% of our total voting power, assuming no conversion or exercise of issued and outstanding convertible or exchangeable securities held by our other shareholders or holders of the notes. Accordingly, on this basis, Mr. Tosé can exert significant influence over us through his ability to influence the outcome of elections of directors, amend our charter and by-laws and take other actions requiring shareholder action, including mergers, going private transactions and other extraordinary transactions. Mr. Tosé may also able to deter or prevent a change of control regardless of whether holders of Class A common stock might benefit financially from such a transaction.

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

Our quarterly revenue and operating results are difficult to predict and are likely to fluctuate from quarter-to-quarter. For example, 2011 systems revenue was greater in the second half of the year compared to the first half. 2010 systems revenue was higher in the first and third quarters than in the second and fourth quarters. We generally derive a significant portion of wireless carrier systems revenue in our Commercial Segment from initial license fees. The initial license fees that we receive in a particular quarter may vary significantly. As systems projects begin and end, quarterly results may vary. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our Class A common stock. Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the market price of our stock may fall.

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

As of December 31, 2011, we had outstanding approximately 52.6 million shares of our Class A common stock and options to purchase approximately 16.4 million shares of our Class A common stock (approximately 9.6 million of which have a strike price below $4.68 and an additional 6.8 million of which have a strike price above $4.76). In the future, we may sell additional shares of our Class A common stock to raise capital. In addition, a substantial number of shares of our Class A common stock is reserved for issuance upon the exercise of stock options and upon conversion of the Convertible Notes. Our Class A common stock may also be issued upon conversion of our Class B common stock, which is convertible into our Class A common stock on a one-for-one basis. As of December 31, 2011, we had 5.3 million shares of Class B common stock outstanding. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our Class A common stock. The issuance and sale of substantial amounts of Class A common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Convertible Notes and the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in Annapolis, Maryland, as well as portions of our Commercial and Government Segments, and includes a satellite operations center. Our office in Seattle, Washington is used primarily for servicing and hosting our wireless and VoIP E9-1-1 public safety support services. The design and development of our software based systems and applications are located in Annapolis, Maryland and also in our Aliso Viejo, California, Calgary, Alberta, and Tianjin, China offices. Our Government Segment manufacturing facility is located Tampa, Florida. In addition to our leased locations listed below, we also lease a hosting facility in Phoenix, Arizona, which is utilized by our Commercial Segment and a facility in Oakland, California. We also own a 7-acre teleport facility in Manassas, Virginia for teleport services for our Government Segment customers. On March 1, 2012, we agreed to a new lease arrangement for our Annapolis, Maryland, headquarters facility, which will extend the term through at least December 31, 2014.

The following table lists our most significant leased facilities at December 31, 2011:

Location:	Size:	Lease Expiration:
Annapolis, Maryland	52,000 square feet	April 2012 and April 2013
Seattle, Washington	57,000 square feet	September 2017
Tampa, Florida	45,600 square feet	December 2014
Hanover, Maryland	36,000 square feet	August 2017
Torrance, California	35,000 square feet	January 2018
Aliso Viejo, California	29,000 square feet	June 2013
Manassas, Virginia	10,000 square feet	February 2013
Suwanee, Georgia	9,500 square feet	April 2013

Item 3. Legal Proceedings

From time to time, some of our customers have sought indemnification under their contractual arrangements with us for costs associated with defending lawsuits alleging infringement of certain patents through the use of our products and services and the use of our products and services in combination with products and services of other vendors. In some cases we have agreed to assume the defense of the case. In others, the Company will continue to negotiate with these customers in good faith because the Company believes its technology does not infringe the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. The Company cannot currently predict the outcome of these matters and the resolutions could have a material effect on our consolidated results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosure

Not applicable.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock has been traded on the NASDAQ Global Market under the symbol “TSYS” since our initial public offering on August 8, 2000. The following table sets forth, for the periods indicated, the high and low sales prices for our Class A Common Stock as reported on the NASDAQ Global Market:

	High	Low
2012
First Quarter 2012 (through February 29, 2012)	$3.09	$2.25
2011
First Quarter 2011	$5.12	$3.81
Second Quarter 2011	$5.32	$4.03
Third Quarter 2011	$5.57	$3.13
Fourth Quarter 2011	$4.03	$2.10
2010
First Quarter 2010	$10.55	$7.07
Second Quarter 2010	$8.14	$4.14
Third Quarter 2010	$4.90	$2.96
Fourth Quarter 2010	$6.04	$3.60

There are approximately 11,000 shareholders of our Class A Common Stock and as of February 29, 2012, approximately 260 were holders of record. As of February 29, 2012, there were 8 holders of record of our Class B Common Stock.

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s Class A Common Stock with the cumulative total return of the Nasdaq Global Market U.S. Index and a mobile data index prepared by the Company of the following relevant publicly traded companies in the commercial and government sectors in which we operate: CACI International Inc.; Comtech Telecommunications Corp.; Comverse Technology, Inc.; General Dynamics Corp.; Globecomm Systems, Inc.; Harris Corp.; Kratos Defense & Security Solutions, Inc.; NCI Inc.; NeuStar, Inc.; Rockwell Collins, Inc.; LM Ericsson Telephone Company; Telenav, Inc.; and ViaSat, Inc. (the “New Peer Group”)

The composition of the Mobile Data Index has been changed from last year (the “Old Peer Group”) as follows: (1) the business models and operations for Openwave Systems, Inc. and Motricity, Inc. have changed such that correlated data would not be meaningful in comparison; and (2) CACI International Inc., Harris Corp., Kratos Defense & Security Solutions, Inc. and Rockwell Collins, Inc. were added to the remaining companies to comprise the “New Peer Group” because their government systems and services lines have become more comparable to our Government Segment businesses.

The information provided is from January 1, 2006 through December 31, 2011.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Item 6. Selected Financial Data

The table that follows presents portions of our consolidated financial statements. You should read the following selected financial data together with our audited Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the more complete financial information included elsewhere in this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2011, 2010, and 2009 and the balance sheet data as of December 31, 2011 and 2010 from our consolidated financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm, and which are included in Item 15 of this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008, and 2007, from our audited financial statements which are not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except share and per share data)
Statement of Operations Data:
Revenue
Services	$303.9	$262.3	$151.9	$101.4	$88.1
Systems	121.5	126.5	148.2	118.8	56.1

Total revenue	425.4	388.8	300.1	220.2	144.2

Direct cost of services revenue	171.0	152.2	84.1	61.6	52.2
Direct cost of systems revenue	103.2	98.6	102.1	77.3	37.9

Total direct cost of revenue	274.2	250.8	186.2	138.9	90.1

Services gross profit	132.9	110.1	67.8	39.8	35.9
Systems gross profit	18.3	27.9	46.1	41.5	18.2

Total gross profit	151.2	138.0	113.9	81.3	54.1

Research and development expense	37.1	30.1	22.3	16.2	13.1
Sales and marketing expense	29.4	23.9	16.0	13.7	11.9
General and administrative expense	46.2	37.2	35.4	28.2	19.3
Depreciation and amortization of property and equipment	12.1	9.7	6.0	5.9	6.2
Amortization of goodwill and other intangible assets	5.5	4.7	0.9	0.1	0.1

Total operating costs and expenses	130.3	105.6	80.6	64.2	50.6
Patent related gains, net of expenses	—	—	15.7	8.1	—

Income from operations	20.9	32.4	49.0	25.2	3.5
Interest expense	(7.3)	(9.2)	(1.8)	(0.9)	(1.8)
Amortization of debt discount and debt issuance expenses, including $2,458 write-off in 2007	(0.8)	(0.8)	(0.4)	(0.2)	(3.2)
Other income (expense), net	(0.4)	1.6	0.3	0.2	0.5

Income (loss) from continuing operations before income taxes	12.4	24.0	47.1	24.3	(1.0)
(Provision) benefit for income taxes	(5.4)	(8.1)	(18.8)	33.3	—

Income (loss) from continuing operations	7.0	15.9	28.3	57.6	(1.0)
Loss from discontinued operations	—	—	—	—	(0.3)

Net income (loss)	$7.0	$15.9	$28.3	$57.6	$(1.3)

Income (loss) from continuing operations per share	$0.12	$0.30	$0.59	$1.34	$(0.02)
Loss from discontinued operations per share	—	—	—	—	(0.01)

Net income (loss) per share — basic	$0.12	$0.30	$0.59	$1.34	$(0.03)

Income (loss) from continuing operations per share[1]	$0.12	$0.28	$0.53	$1.23	$(0.02)
Loss from discontinued operations per share	—	—	—	—	(0.01)

Net income (loss) per share — diluted	$0.12	$0.28	$0.53	$1.23	$(0.03)

Basic shares used in computation (in thousands)	56,722	53,008	47,623	43,063	41,453
Diluted shares used in computation (in thousands)	58,581	56,032	53,946	46,644	41,453

[1]

Shares issuable via the convertible notes are included if diluted, in which case tax-effected interest expense on the debt is excluded from the determination of Net income per share — diluted, see Note 3 presented in the Notes to Consolidated Financial Statements.

	As of December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$40.9	$45.2	$61.4	$39.0	$16.0
Working capital	87.0	89.6	77.7	79.1	35.0
Total assets	489.6	462.8	472.2	182.0	82.1
Capital leases and long-term debt (including current portion)	140.8	160.5	183.0	11.8	16.1
Total liabilities	238.9	247.3	286.4	67.7	38.2
Total stockholders’ equity	250.7	215.5	185.8	114.3	44.0

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

Revenue is reported as described below:

Services Revenue. Revenue from hosted and subscriber services consists of monthly recurring service fees and is recognized in the month earned. Maintenance fees are generally collected in advance and recognized ratably over the maintenance period. Services revenue for consulting, training and the design, development, deployment, field support and maintenance of communication systems is generated under time and materials contracts, cost plus fee contracts, or fixed price contracts. Revenue is recognized under time and materials contracts and cost plus fee contracts as billable costs are incurred. Fixed-price service contracts are accounted for using the proportional performance method. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones.

Systems Revenue. We design, develop, and deploy custom communications products, components, and systems. Custom systems typically contain multiple elements, which may include hardware, installation, integration, and product licenses, which are either incidental or provide essential functionality.

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

Business Combinations. Pursuant to ASC 805 for Business Combinations, we account for each business combination under the “acquisition method.” Accordingly, the total estimated purchase prices were allocated to the net tangible and intangible assets acquired in connection with each acquisition, based on their estimated fair values as of the effective date of the acquisition. The preliminary allocation of the purchase prices on each of the acquisitions were based upon management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed and such estimates and assumptions are subject to change (generally one year from their acquisition date). The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets and deferred revenue obligations assumed.

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

Acquired Intangible Assets. The acquired intangible assets are amortized over their useful lives of between two and nineteen years, based on the straight-line method. We evaluate acquired intangible assets when events or changes in circumstances indicate that the carrying values of such assets might not be recoverable. Our review of factors present and the resulting appropriate carrying value of our acquired intangible assets are subject to judgments and estimates by management. Future events such as a significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired. There were no impairment charges in 2011.

Goodwill. Goodwill represents the excess of cost over the fair value of assets of acquired businesses. Goodwill is not amortized, but instead is evaluated annually for impairment using a discounted cash flow model and other measurements of fair value such as market comparable transactions, etc. The authoritative guidance for the goodwill impairment model includes a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. In the second step, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, would represent the amount of goodwill impairment.

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

For goodwill impairment testing, the Company has four reporting units: two Commercial Segment units, Navigation and Other Commercial (which comprises our text messaging and location-based technology businesses, including E9-1-1 call routing); and two Government Segment units, the Government Solutions Group (“GSG”) unit and the Cyber Intelligence unit.

2011
Navigation	$108,434
Other Commercial	14,019
Government Solutions Group	25,869
Cyber Intelligence	28,155

Total goodwill	$176,477

The Company performed its annual goodwill impairment testing during the fourth quarter of 2011. For all units, the Company uses a discounted cash flow (“DCF”) analysis. In addition, a market approach is also used where market comparables are available. Where multiple approaches are used, the Company may weight the results from different methods to estimate the reporting unit’s fair value. For two reporting units (Navigation and Government Solutions Group) a market comparables method was used in the 2011 valuation calculations. For Navigation, market comparables were observable comparable public companies multiples and a recent market transaction multiple. For the Government Solutions Group, the Company used observable public companies multiples.

Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company multiples for the market comparable approach and the relevant weighting of the methods utilized. The cash flows employed in the DCF analyses are based on the Company’s most recent long-range forecast and, for years beyond the forecast, the Company’s estimates terminal value based on estimated exit multiples ranging from four to just under seven times the final forecasted year earnings before interest, taxes, depreciation and amortization. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting unit and range from approximately 13% to 16%. For the market comparable approaches, the Company evaluated comparable company public trading values, using earnings multiples (ranging from approximately 7 to 8 times earnings) and a sales multiples (ranging from 3 to 4 times).

The Company’s discounted cash flow models are based on our expectation of future market conditions for each of the reporting units, as well as discount rates that would be used by market participants in an arms-length transaction. Future events could cause the Company to conclude that market conditions have declined or discount rates have increased to the extent that the Company’s goodwill could be impaired. It is not possible at this time to determine if any such future impairment charge would result.

There was no indication of impairment in any of the Company’s reporting units during the 2011 annual testing and accordingly, the second step of the goodwill impairment analysis was not performed. At the time of our annual testing, the fair value of three of the four reporting units significantly exceeded their carrying value. The Navigation reporting unit’s estimated fair value exceeded its carrying value by approximately 25%. For this reporting unit, the three fair value methods used were the DCF, comparable public company multiples, and a recent market transaction. The Company weighted the DCF and public comparables methods equally with a remaining 25% weight to the comparable market transaction method. Further, the Company utilized a discount rate of approximately 13% in its DCF of the Navigation reporting unit. A 1% increase in the discount rate utilized would result in the estimated fair value in excess of carrying value based solely on the DCF decreasing from approximately 10% to approximately 6%.

Stock Compensation Expense. We estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of expected volatility of the market price of our stock and the expected term of the stock award. We have determined that historical volatility is the best predictor of expected volatility and the expected term of our awards was determined taking into consideration the vesting period of the award, the contractual term and our historical experience of employee stock option exercise behavior. We review our valuation assumptions at each grant date and, as a result, we could change our assumptions used to value employee stock-based awards granted in future periods. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. If our actual forfeiture rate were materially different from our estimate, the stock-based compensation expense would be different from what we have recorded in the current period. Our employee stock-based compensation costs are recognized over the vesting period of the award and are recorded using the straight-line method.

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

Costs are capitalized when technological feasibility has been established. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. Costs that are capitalized include direct labor and other direct costs. In 2011, 2010, and 2009, we capitalized $2.4 million, $5.7 million, and $1.0 million, respectively, of software development costs for software projects.

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

The Company recognizes the benefits of tax positions in the financial statements, if such positions are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, based on our judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. At December 31, 2011, we had unrecognized tax benefits totaling approximately $3.3 million. The determination of these unrecognized amounts requires significant judgments and interpretation of complex tax laws. Different judgments or interpretations could result in material changes to the amount of unrecognized tax benefits.

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

On January 31, 2011, the Company acquired privately-held Trident Space & Defense, LLC, a leading provider of engineering and electronics solutions for global space and defense markets, located in Torrance, California. Total consideration for the acquisition was $29.5 million including $17.2 million paid in cash and three million shares of our Class A common stock worth approximately $12.3 million. Substantially all of the Trident revenue stream is from the supply of highly reliable electronic parts, materials, radiation tolerant components, products and services for aerospace, military and industrial markets. Trident adds engineering and design depth to our government solution operations. The Company believes Trident will help expand the overall market reach of the combined entities. Most of Trident’s business is from international customers and the Company expects Trident’s engineers to enable enhancements to TCS solutions for U.S. Military and access to U.S. space markets. The acquired business operations are included in our Government Segment.

No acquisitions were made in 2010. During 2009, our company completed four acquisitions:

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

On November 16, 2009, we purchased substantially all of the assets of Sidereal Solutions, Inc., (“Sidereal”) a satellite communications technology engineering, operations and maintenance support services company.

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

Results of Operations

We develop and deliver highly reliable and secure wireless communication technology. Our mobile cloud computing services provide wireless applications and operator infrastructure for E9-1-1 call routing, navigation, asset and social applications, telematics, and text messaging. Our engineered satellite-based solutions incorporate cyber security expertise, and include base station management, deployable solutions for mission-critical communications with expert field support, and professional services including training.

Impact of Acquisitions

The comparability of our operating results in 2011 to 2010 and 2010 to 2009 is affected by the acquisition of Trident which completed on January 31, 2011 and our four 2009 acquisitions. Where changes in our results of operations from fiscal 2011 compared to 2010 and 2010 to 2009 are clearly related to the acquisitions, such as revenue and increases in amortization of intangibles, we quantify the effects in the discussion that follows. The impact of our 2009 acquisitions on revenue and cost and expense totals was small because the most significant acquisition activity occurred in the mid to late fourth quarter of 2009. Operation of the acquired businesses has been fully integrated into our existing operations. Our acquisitions did not result in our entry into a new line of business or product category; they added products, services and technical depth with features and functionality similar to our previous operations.

Revenue, Cost of Revenue, and Gross Profit

The following discussion addresses the revenue, cost of revenue, and gross profit from our company’s two business segments.

Commercial Segment

			2011 vs. 2010			2010 vs. 2009
($ in millions)	2011	2010	$	%	2009	$	%
Services revenue	$174.7	$169.0	$5.7	3%	$89.7	$79.3	88%
Systems Revenue	16.5	32.7	(16.2)	(50%)	37.6	(4.9)	(13%)

Total Commercial Segment Revenue	191.2	201.7	(10.5)	(5%)	127.3	74.4	58%
Direct cost of services	81.0	85.7	(4.7)	(5%)	35.3	50.4	143%
Direct cost of systems	13.3	14.4	(1.1)	(8%)	10.6	3.8	36%

Total Commercial Segment cost of revenue	94.3	100.1	(5.8)	(6%)	45.9	54.2	118%
Services gross profit	93.7	83.3	10.4	12%	54.4	28.9	53%
Systems gross profit	3.2	18.3	(15.1)	(83%)	27.0	(8.7)	(32%)

Total Commercial Segment gross profit[1]	$96.9	$101.6	$(4.7)	(5%)	$81.4	$20.2	25%

Segment gross profit as a percentage of revenue	51%	50%			64%

1	See discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Our commercial services revenue includes hosted wireless Location Based Service (“LBS”) applications including turn-by-turn navigation, people-finder, and asset tracker, and public safety E9-1-1 service for wireless and Voice over Internet Protocol (“VoIP”) service providers, and hosted wireless LBS infrastructure including Position Determining Entity (“PDE”) service. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Subscriber service revenue is generated by client software applications for wireless subscribers, generally on a per-subscriber per month basis. Hosted LBS service and E9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Service Answering Points (“PSAPs”), or the number of customer subscribers or sessions using our technology. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.

Commercial services revenue increased $5.7 million, or 3% in 2011 over 2010 due to an overall increase in LBS solutions, increased wireless and VoIP E-9-1-1 revenue and an increase in software maintenance revenue. Commercial services revenue increased $79.3 million, or 88% in 2010 over 2009 from increased subscriber revenue for LBS applications, as a result of the LocationLogic and NIM acquisitions in 2009, additional service connection deployments of our E9-1-1 services for cellular and VoIP service providers, and an increase in software maintenance revenue. Approximately $83 million of 2010 subscriber services revenue may be ascribed to the businesses acquired during 2009.

The direct cost of our services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs, and equipment and software maintenance. Direct costs of services revenue decreased $4.7 million, or 5% in 2011 over 2010 mainly due to lower labor costs due to reassignment of some personnel to research and development work (“R&D”), and lower licensed application content and other direct costs. Direct costs of services revenue increased $50.4 million, or 143% in 2010 over 2009, primarily due to the addition of labor and other direct costs of the businesses acquired in 2009, and custom development work responding to customer requests and deployment requirements for VoIP E9-1-1 technology. The direct cost of services includes amortization of capitalized software development costs of $6.9 million, $6.7 million, and $0.3 million in 2011, 2010, and 2009, respectively.

Commercial services gross profit was $10.4 million, or 12% higher in 2011 than in 2010 due to lower 3rd party data costs, a shift of software development resources from customer specific engineering work in 2010 to R&D efforts in 2011, general cost controls and higher revenue. Commercial services gross profit was $28.9 million, or 53% higher in 2010 than in 2009 as a result of higher revenue, improved operating efficiencies, and the full year inclusion of the 2009 acquisitions.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems to wireless carriers incorporating our licensed software for enhanced services mainly for enablement of location-based wireless services and text messaging. Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks during the relevant period. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. Also, during 2011 TCS launched Next Generation 9-1-1 technology, enabling the public to transmit text, images and video to PSAPs for increased reliability and precise wireless 9-1-1 communications, and began deployment of systems for initial customers.

Commercial systems revenue decreased $16.2 million, or 50%, in 2011 from 2010, primarily due to lower sales of text messaging software licenses for incremental customer volume capacity. The rate of growth in customer use of text messaging has declined, affecting our sales of new licenses. Commercial systems revenue decreased $4.9 million, or 13% in 2010 compared to 2009 primarily due to lower sales of text messaging software licenses, partly offset by higher revenue from sales of location-based infrastructure systems.

The direct cost of commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, and consulting fees as well as the amortization of acquired and capitalized software development costs. The direct cost of commercial systems decreased $1.1 million, or 8% in 2011 compared to 2010. The direct cost of the license component of license revenue is normally very low, and the gross profit very high since much of the software development costs were expensed in prior periods, so that changes in the license component of the systems revenue mix significantly affect average gross margin in a period. Direct cost of commercial systems increased $3.8 million, or 36% in 2010 compared to 2009, reflecting an increase in labor and direct costs for customer-requested custom messaging and location-based system development projects. The direct cost of systems includes amortization of capitalized software development costs of $3.9 million, $2.6 million, and $2.8 million, respectively, in 2011, 2010, and 2009.

Our commercial systems gross profit for the year ended December 31, 2011 decreased $15.1 million, or 83% over 2010. Commercial systems gross profit for the year ended December 31, 2010 decreased $8.7 million, or 32% over 2009. Commercial systems gross margins are lower as messaging license sales declined and were a lower portion of the revenue mix.

Government Segment

			2011 vs. 2010			2010 vs. 2009
($ in millions)	2011	2010	$	%	2009	$	%
Services revenue	$129.2	$93.3	$35.9	38%	$62.2	$31.1	50%
Systems Revenue	105.0	93.8	11.2	12%	110.6	(16.8)	(15%)

Total Government Segment Revenue	234.2	187.1	47.1	25%	172.8	14.3	8%
Direct cost of services	90.0	66.5	23.5	35%	48.8	17.7	36%
Direct cost of systems	89.9	84.2	5.7	7%	91.5	(7.3)	(8%)

Total Government Segment cost of revenue	179.9	150.7	29.2	19%	140.3	10.4	7%
Services gross profit	39.2	26.8	12.4	46%	13.4	13.4	100%
Systems gross profit	15.1	9.6	5.5	57%	19.1	(9.5)	(50%)

Total Government Segment gross profit[1]	$54.3	$36.4	$17.9	49%	$32.5	$3.9	12%

Segment gross profit as a percentage of revenue	23%	19%			19%

1	See discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

Government Segment revenue for 2011 increased $47.1 million, or 25% over 2010, of which $27 million came from the Trident acquisition. For 2010, Government Segment revenue increased 8%, all of which was organic, reflecting an increase in services and a decline in systems revenue. Since 2006 we have been one of six vendors selected by the U.S. Army to provide secure wireless communication solutions under a five-year Worldwide Satellite Systems (“WWSS”) contract vehicle, with a maximum value of up to $5 billion for the six vendors. The WWSS contract vehicle was extended to July 2013 and is expected to continue to contribute significant government systems sales through 2013. Since 2006, we have received funded orders totaling over $500 million and at December 31, 2011 we have over $800 million unfunded open orders under this contract vehicle. The Company’s Government Segment has been selected for participation as a prime or sub-contractor to provide satellite-based technology under several other contract vehicles. Our overall Government Segment gross profit increased $17.9 million of which $8.4 million was from the Trident acquisition.

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue primarily consists of professional communications engineering and field support, cyber security training, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite, including resale of satellite airtime. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods. Government services revenue increased $35.9 million, or 38% in 2011 over 2010 as a result of new and expanded-scope contracts for field support and maintenance, growth in cyber-security training, professional services, and satellite airtime services using our teleport facilities. Government services revenue increased $31.1 million, or 50% in 2010 over 2009. The increases in 2010 were generated as a result of the revenue contributions from the Solvern and Sidereal acquisitions in late 2009, as well as by new and expanded-scope contracts for satellite airtime services using our teleport facilities, and field support.

Direct cost of government service revenue consists of compensation, benefits and travel incurred in delivering these services, as well as satellite space segment purchased for resale. These costs increased as a result of the increased volume of service in all three years.

Gross profit from government services increased $12.4 million, or 46% in 2011 over 2010 due mainly to the increase in sales volume including a contribution from Trident. Gross profit from government services increased $13.4 million, about double 2009’s services gross profit. Higher gross profit in 2010 over 2009 was realized from volume increases in professional services, including from businesses acquired in late 2009, as well as higher satellite airtime services using our teleport facilities, and new and expanded-scope contracts for field support and maintenance.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from the design, development, assembly and deployment of information processing and communication systems, primarily deployable satellite-based and line-of-sight deployable systems, and integration of these systems into customer networks. These are largely variations on our SwiftLink products, which are lightweight, secure, deployable communication kits, sold mainly to units of the U.S. Departments of Defense and other federal agencies. For 2011, government systems sales increased $11.2 million, or 12% over 2010 reflecting $24 million of sales of our electronic parts and materials from the acquired Trident operations offsetting lower sales volume of our SwiftLink and other deployable communications, which was affected by federal government budget funding delays, and lower volume of pass-through sales. Government systems sales decreased $16.8 million, or 15% in 2010 compared to 2009, reflecting changes in sales volume of our SwiftLink and deployable communications systems due to lower volume of sales due to federal budget pressures on defense vendors and the timing of government project funding.

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

Our government systems gross profit increased $5.5 million, or 57% in 2011 over 2010 due mainly to the addition of the acquired Trident operations. Government systems gross profit was down $9.5 million, or 50% in 2010 over 2009 due to lower volume and a proportion of lower margin equipment pass-through sales.

Operating Expenses

Research and Development Expense:

			2011 vs. 2010			2010 vs. 2009
($ in millions)	2011	2010	$	%	2009	$	%
Research and development expense	$37.1	$30.1	$7.0	23%	$22.3	$7.8	35%
Percent of revenue	9%	8%			7%

Our R&D expense consists of compensation, benefits, and a proportionate share of facilities and corporate overhead. The costs of developing software products are expensed prior to establishing technological feasibility. Technological feasibility is established for our software products when a detailed program design is completed. We incur research and development costs to enhance existing packaged software products as well as to create new software products including software hosted in network operations centers. These costs primarily include compensation and benefits as well as costs associated with using third-party laboratory and testing resources. We expense such costs as they are incurred until technological feasibility has been reached and we believe that capitalized costs will be recoverable, upon which we capitalize and amortize them over the product’s expected life.

We incur R&D expense for software mainly used by commercial network operators and government customers. Throughout the reporting periods our research and development was primarily focused on wireless location-based infrastructure, middleware, and applications including navigation, people-locator, cellular and Voice over IP E9-1-1 and Next Generation 9-1-1, text messaging deliverables and highly reliable tactical communication solutions. We continually assess our spending on R&D to ensure resources are focused on technology that is expected to achieve the highest level of success.

Research and development expense increased $7.0 million, or 23% in 2011 from 2010 and increased $7.8 million, or 35% in 2010 from 2009, primarily as a result of increased expenditures to improve location-based application and 9-1-1 software, tactical and cellular communication solutions, including the deliverables of and application businesses acquired in 2009.

Our research and development expenditures and acquisitions have yielded a portfolio of more than 200 patents, and more than 300 patent applications are pending, primarily for wireless messaging and location technology. We believe that the intellectual property represented by these patents is a valuable asset that will contribute positively to our results of operations in 2012 and beyond.

Sales and Marketing Expense:

			2011 vs. 2010			2010 vs. 2009
($ in millions)	2011	2010	$	%	2009	$	%
Sales and marketing expense	$29.4	$23.9	$5.5	23%	$16.0	$7.9	49%
Percent of revenue	7%	6%			5%

Our sales and marketing expenses include fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences including our annual SwiftLink Users Forum. We sell our solutions through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. Government primarily through direct sales professionals. Sales and marketing costs increased $5.5 million, or 23% in 2011 over 2010 and increased $7.9 million, or 49% in 2010 compared to 2009 due to additions of direct sales and marketing personnel, expanded participation in key trade events, and the incremental $2 million of costs associated with the Trident operations acquired in 2011. Increased expense in 2010 over 2009 mainly reflects support of businesses acquired in late 2009.

General and Administrative Expense:

			2011 vs. 2010			2010 vs. 2009
($ in millions)	2011	2010	$	%	2009	$	%
General and administrative expense	$46.2	$37.2	$9.0	24%	$35.4	$1.8	5%
Percent of revenue	11%	10%			12%

General and administrative expense primarily represents management, finance, legal (including intellectual property management), human resources and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. General and administrative expenses increased $9.0 million, or 24% in 2011 over 2010 due to $4.8 million of incremental costs associated with the Trident operations, legal and professional costs associated with the protection and monetization of intellectual property, and higher variable compensation cost. The increase of $1.8 million, or 5% in 2010 over 2009 includes increased costs to support our 2009 acquired businesses, as well as investments for process control, legal and professional costs associated with protection and monetization of intellectual property, offset by lower expenses for variable compensation expense and the absence in 2010 of $3 million of fees and expenses incurred in 2009 in connection with closing acquisitions.

Depreciation and Amortization of Property and Equipment:

			2011 vs. 2010			2010 vs. 2009
($ in millions)	2011	2010	$	%	2009	$	%
Depreciation and amortization of property and equipment	$12.1	$9.7	$2.4	25%	$6.0	$3.7	62%
Average gross cost of property and equipment	$104.6	$81.9	$22.7	28%	$60.7	$21.2	35%

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements, as well as amortization of capitalized software developed for internal use, including hosted applications. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets, generally five years for furniture, fixtures, and leasehold improvements to three to seven years for other types of assets including computers, software, and telephone equipment. Depreciation expense has increased year-over-year as a result of cumulative capital expenditures made over time. Our depreciable asset base increased in 2011 as a result of additions to property and equipment through the Trident acquisition and about $26 million of capital spending. Our depreciable asset base increased in 2010 primarily as a result of about $28 million of capital spending. In 2009, our depreciable asset base increased primarily as a result of organic capital spending of about $10 million and property and equipment acquired with our four 2009 business acquisitions.

Amortization of Acquired Intangible Assets:

			2011 vs. 2010			2010 vs. 2009
($ in millions)	2011	2010	$	%	2009	$	%
Amortization of acquired intangible assets	$5.5	$4.7	$0.8	17%	$0.9	$3.8	422%

The amortization of acquired intangible assets relates to our 2011 acquisition of the Trident operations, the 2009 LocationLogic, Networks In Motion, Solvern, and Sidereal acquisitions and the 2004 Kivera acquisition. These assets are being amortized over their estimated useful lives of between two and nineteen years. The expense in 2011 increased $0.8 million due to the additional amortization of the customer lists and technology acquired with Trident. The expense recognized in 2010 represents a full year of amortization of customer lists, customer relationships, coursework, and patents acquired during 2009, while the 2009 expense is includes partial year of such expense.

Patent-Related Gains, Net of Expenses:

			2011 vs. 2010			2010 vs. 2009
($ in millions)	2011	2010	$	%	2009	$	%
Patent-related gains, net of expenses	$—	$—	$—	—	$15.7	$(15.7)	(100%)

In December 2009, the company reached a settlement of patent litigation under which Sybase paid TCS $23 million in January 2010 to license its patents related to cell phone carrier messaging technology. We incurred $7.3 million in legal and other expenses related to the settlement, yielding a net of $15.7 million to us.

Interest Expense:

			2011 vs. 2010			2010 vs. 2009
($ in millions)	2011	2010	$	%	2009	$	%
Interest expense incurred on bank and other notes payable	$1.9	$4.0	$(2.1)	(53%)	$0.7	$3.3	471%
Interest expense incurred on 4.5% convertible notes financing	4.7	4.6	0.1	2%	0.6	4.0	667%
Interest expense incurred on capital lease obligations	0.9	0.8	0.1	13%	0.4	0.4	100%
Amortization of deferred financing fees	0.8	0.8	—	—	0.4	0.4	100%
Less: capitalized interest	(0.2)	(0.2)	—	—	(0.1)	(0.1)	100%

Total Interest and financing expense	$8.1	$10.0	$(1.9)	(19%)	$2.0	$8.0	400%

Interest expense is incurred under our bank and other notes payable, convertible notes financing, and capital lease obligations. Financing expense reflects amortization of deferred up-front financing expenditures at the time of contracting for financing arrangements, which are being amortized over the term of the note or the life of the facility. Our interest and financing expense was lower in 2011 than 2010 mainly due to $19 million of debt principal reduction, including the final $10 million of payments on the NIM acquisition notes and reduced average bank debt principal. Our interest and financing expense increased in 2010 and 2009 as a result of borrowings mainly for 2009 acquisitions.

Interest on our bank term loan is at 0.5% plus the greater of (i) 4% per annum, or (ii) the bank’s prime rate, or an effective rate of 4.5% in 2011. Interest on our capital leases is primarily at stated rates averaging about 6%. Interest on our line of credit borrowing is at the greater of (i) 4% per annum, or (ii) the bank’s prime rate. Interest and fees on our line of credit in 2011, 2010, and 2009 was de minimis. Further details of our bank facility are provided under “Liquidity and Capital Resources.”

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

In December 2009, we issued $40 million in promissory notes as part of the consideration paid for the acquisition of NIM. Interest on the NIM promissory notes was simple interest at 6%, and the notes were paid in full in three installments: $30 million paid December 15, 2010, $5 million paid on June 15, 2011, and the final installment of $5 million was paid on December 15, 2011.

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

Other Income (Expense), Net

			2011 vs. 2010			2010 vs. 2009
($ in millions)	2011	2010	$	%	2009	$	%
Foreign currency translation/ transaction (loss) gain	$(0.1)	$—	$(0.1)	NM	$—	$—	NM
Miscellaneous other (expense) income	(0.3)	1.6	(1.9)	(119%)	0.3	1.3	433%

Total Other income (expense), net	$(0.4)	$1.6	(2.0)	(125%)	$0.3	1.3	433%

(NM = Not meaningful)

Other income (expense), net, includes adjustments to the estimated payments under earnout arrangements that were part of the consideration for two 2009 acquisitions, as well as interest income, realized gain or loss on disposals of property and equipment, realized gain or loss on investment accounts and foreign currency transaction gain or loss, which is dependent on exchange rate fluctuations. Other income (expense), net also includes the effects of foreign currency revaluation on our cash, receivables, and deferred revenues that are stated in currencies other than U.S dollars.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Upon the adoption of ASC 740 on January 1, 2007, the estimated value of the Company’s uncertain tax positions was a liability of $2.7 million resulting from unrecognized net tax benefits which did not include interest and penalties and increased to $3.3 million as of December 31, 2011. The Company recorded the estimated value of its uncertain tax position by reducing the value of certain tax attributes. The Company would classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for 2011 and the consolidated balance sheet at December 31, 2011. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. and various state and foreign jurisdictions. As of December 31, 2011, open tax years in the federal and some state jurisdictions date back to 1999, due to the taxing authorities’ ability to adjust operating loss carry forwards.

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

Deferred tax assets consist primarily of net operating loss and tax credit carryforwards as well as deductible temporary differences. Prior to 2008, the Company provided a full valuation allowance for federal and state deferred tax assets based on management’s evaluation that the Company’s ability to realize such assets did not meet the criteria of “more likely than not”. The Company has continuously evaluated additional facts representing positive and negative evidence in the determination of its ability to realize the deferred tax assets.

Net Income

			2011 vs. 2010			2010 vs. 2009
($ in millions)	2011	2010	$	%	2009	$	%
Net income	$7.0	$15.9	$(8.9)	(56%)	$28.3	$(12.4)	(44%)

For the year ended December 31, 2011, the Company’s higher revenue and gross profit were offset by higher non-cash charges, research and development, and selling, and general and administrative expenses and other factors discussed above. The impact on 2010 net income from Company’s higher revenue and gross profit was offset by the absence of the effect the 2009 one-time gain of $15.7 million net from the sale of a patent, by an increase in interest expense as a result of 2009 borrowings, and by an increase in operating expenses and depreciation and amortization expenses, primarily as a result of the 2009 acquisitions.

Liquidity and Capital Resources

The following table summarizes our comparative statements of cash flow:

($ in millions)	2011	2010	2009
Net cash and cash equivalents provided by (used in):
Net income	$7.0	$15.9	$28.3
Add back non-cash charges	41.4	34.9	15.8
Deferred tax provision (benefit)	4.4	7.3	16.5
Tax benefit from stock compensation plan	(4.7)	—	—
Net changes in working capital	(16.4)	15.3	(6.3)

Net operating activities	31.7	73.4	54.3
Investing activities:
Acquisitions, net of cash acquired	(16.1)	—	(148.2)
Proceeds (purchases) of marketable securities, net	16.1	(36.7)	—
Earnout payments related to 2009 acquisition	(3.2)	—	—
Purchases of property and equipment	(26.4)	(28.3)	(10.1)
Capital purchases funded through leases	5.3	9.0	7.6

Purchases of property and equipment, excluding assets funded by leasing	(21.1)	(19.3)	(2.5)
Capitalized development costs of software for sale to customers	(2.4)	(5.7)	(1.0)

Net investing activities	(26.7)	(61.7)	(151.7)
Financing activities:
Payments on long-term debt and capital lease obligations	(25.0)	(41.6)	(30.0)
Proceeds from issuance of convertible notes financing	—	—	103.5
Proceeds from bank and other borrowings	9.5	10.0	50.0
Purchase of call options	—	—	(23.8)
Sale of common stock warrants	—	—	12.9
Proceeds from exercise of warrants	—	—	1.7
Excess tax benefit from stock compensation plan	4.7	—	—
Proceeds from exercise of employee options	1.5	3.7	5.5

Net financing activities	(9.3)	(27.9)	119.8
Net change in cash and cash equivalents	$(4.3)	$(16.2)	$22.4

Days revenue outstanding in accounts receivable including unbilled receivables	71	74	88

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, borrowings as described in “Financing activities” below, capital leases to fund fixed asset purchases, and issuance of public equity. At December 31, 2011, the Company had approximately $84 million of total liquidity, including cash and cash equivalents, marketable securities, and unused borrowing availability under the bank Line of Credit.

Sources and uses of cash: The Company’s cash and cash equivalents balance (excluding marketable securities which management considers to be substantially the same as cash equivalents) was approximately $40.9 million at December 31, 2011, a $4.3 million decrease from $45.2 million at December 31, 2010.

Operating activities: Cash generated by operations was $31.7 million in 2011 compared to $73.4 million in 2010. The decrease was driven by an increase in working capital. The increase in 2011 working capital was mainly due to an increase in accounts receivable relating to the timing of revenue and customer payments under business agreement terms, as well as an increase in deferred project costs and other current assets and a decrease in a decrease in deferred revenue due to timing of percentage of completion projects. Cash from operations for 2010 included the receipt of $15.7 million for a 2009 patent-related gain, and a reduction in working capital. Cash from operating profits during 2011, 2010, and 2009 has been largely sheltered from income taxes due to the use of loss carry-forwards generated in prior years.

Investing activities: In 2011, $17.2 million, including $1.1 million of cash acquired, was used for the acquisition of Trident. During the year ended 2011, the Company received net $16.1 million from the sale and maturity of marketable securities. Also, during the first quarter of 2011, the Company made a $3.2 million earnout payment related to a 2009 acquisition. During the year ended 2010, the Company invested $36.7 million in marketable securities. During 2009, cash of $148.2 million, net of cash acquired, was used for the completion of the acquisitions of LocationLogic, Solvern, Sidereal and NIM. Fixed asset additions not funded with capital lease financing in 2011, 2010, and 2009 were $21.1, $19.3, and $2.5 million, respectively. Investments made in the development of carrier software for sale to customers which had reached the stage of development calling for capitalization was approximately $2.4 million in 2011, $5.7 million in 2010, and $1 million in 2009, reflecting the scope and mix of software projects.

Financing activities: Financing activities for 2011 included $25 million of debt principal payments, including the final $10 million on the NIM promissory notes and $15 million towards the term loan with the our commercial bank and our leasing arrangements partly offset by $9.5 million of funding from our line of credit. Financing activities for 2010 included the draw of $10 million of the remaining funds that were available under our $40 million 2009 Term Loan agreement with our commercial banks, and capital leasing, offset by debt principal payments. The Company paid $30 million on notes payable to the sellers of NIM in 2010. Fixed asset purchases funded through capital leases were $5.3 million, $9.0 million and $7.6 million, respectively, for 2011, 2010, and 2009.

Capital Resources: We have a $35 million revolving Line of Credit with our principal bank through June 2012 with borrowing available at the bank’s prime rate which was 3.25% per annum at December 31, 2011. As of December 31, 2011, $9.5 million was outstanding under our Line of Credit and we had approximately $24 million of unused borrowing availability. Borrowings at any time are limited to an amount based principally on accounts receivable levels and working capital ratio, each as defined in the Line of Credit agreement. The Line of Credit available is also reduced by the amount of cash management services sublimit, which was $1.6 million December 31, 2011. As of December 31, 2010, we had no borrowings under our Line of Credit and had approximately $33 million of unused borrowing availability.

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

The current bank Loan Agreement is secured by substantially all of the Company’s tangible and intangible assets. The principal amount outstanding under the Term Loan accrues interest at the greater of (i) 4% per annum, or (ii) a floating per annum rate equal to one-half of one percentage point (0.5%) above the Interest Rate (3.25% at December 31, 2011). The principal amount outstanding under the Term Loan is payable in sixty equal monthly installments of principal of $0.6 million beginning January 2010 through June 2014 plus an additional forty five equal monthly installments of principal of $0.2 million beginning October 2010 through June 2014. Interest is payable on a monthly basis. Funds from the initial $30 million draw on the Term Loan were used primarily to retire a September 2009 term loan and funds from the additional $10 million drawn in September 2010 were used for general corporate purposes.

The Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that requires (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Company, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of their business or property; to change their business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber their property; to pay dividends or other distributions or enter into material transactions with an affiliate of the Company. As of December 31, 2011, we were in compliance with the covenants related to the Loan Agreement.

Our Line of Credit arrangement is through June 2012, which we expect to extend on similar terms, and we have borrowing capacity available to us under a capital lease facility. Our convertible debt matures in December 2014. We may raise capital in the public markets as a means to meet our capital needs and to invest in our business, or raise capital in private transactions. We can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

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

On December 15, 2009, the Company issued $40 million in promissory notes as part of the consideration paid for the acquisition of NIM. The promissory notes bear simple interest at 6% and are due in three installments: $30 million paid in December 2010, $5 million on the 18 month anniversary of the closing, and $5 million on the 24 month anniversary of the closing. The promissory notes were paid in full according to the terms.

We believe that we have sufficient capital resources including cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we did not have any standby letters of credit outstanding. For 2009, we had standby letters of credit totaling approximately $1.6 million in support of processing credit card payments from our customers, as collateral with a vendor, and security for office space.

Contractual Commitments

As of December 31, 2011, our most significant commitments consisted of term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. Contractual acquisition earnouts consist of contingent consideration included as part of the purchase price of certain acquisitions. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of December 31, 2011 our commitments consisted of the following:

($ in millions)	Within 12 Months	1-3 Years	3-5 Years	More than 5 Years	Total
4.5% Convertible notes obligation	$4.7	$112.8	$—	$—	$117.5
Commercial bank debt	10.2	14.5	—	—	24.7
Operating leases	5.9	8.4	5.4	1.8	21.5
Purchase obligations	19.3	0.2	—	—	19.5
Capital lease obligations	6.6	7.5	0.9	—	15.0
Contractual acquisition earnouts	3.6	—	—	—	3.6

Total contractual commitments	$50.3	143.4	$6.3	$1.8	$201.8

The preceding table does not reflect unrecognized tax benefits as of year ended 2011 of $3.3 million as the Company is unable to estimate the timing of related future payments. The Company does anticipate the total amounts of unrecognized tax benefits to significantly increase in the next twelve months, see Note 16 to the Consolidated Financial Statements.

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. As discussed above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we have a $35 million line of credit. A hypothetical 100 basis point adverse movement (increase) in the prime rate would have increased our interest expense for the year ended December 31, 2011 by approximately $0.4 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

At December 31, 2011, we had $40.9 million of cash and cash equivalents and $19.2 million of marketable securities, or a total of $60.1 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. Marketable securities consisted of corporate bonds, mortgage and asset backed securities, and agency bonds, see Note 5. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have decreased our net income for 2011 by approximately $0.6 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

For the year ended December 31, 2011, we generated $33.3 million of revenue outside the U.S. A majority of our transactions generated outside the U.S. are denominated in U.S. dollars and a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of December 31, 2011, we had approximately $0.4 million of billed and $0.2 million unbilled accounts receivable that would expose us to foreign currency exchange risk. During 2011, our average receivables and deferred revenue subject to foreign currency exchange risk were $1.1 million and $0.4 million, respectively. We recorded an immaterial amount of transaction income on foreign currency denominated receivables and deferred revenue for the year ended December 31, 2011.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011, that are materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TeleCommunication Systems, Inc.

We have audited TeleCommunication Systems Inc. internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TeleCommunication Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TeleCommunication Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TeleCommunication Systems, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of TeleCommunication Systems, Inc. and subsidiaries and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Baltimore, Maryland

March 7, 2012

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the information captioned “Board of Directors” and “Security Ownership of Certain Beneficial Owners and Management” to be included in the Company’s definitive proxy statement to be filed in connection with the 2012 Annual Meeting of Stockholders, to be held on June 14, 2012 (the “Proxy Statement”).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

TeleCommunication Systems, Inc.

We have audited the accompanying consolidated balance sheets of TeleCommunication Systems, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audit also included the financial statement schedule 12.1, listed in the index as Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleCommunication Systems, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TeleCommunication System Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 7, 2012

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$40,898	$45,220
Marketable securities	19,232	36,307
Accounts receivable, net of allowance of $368 in 2011 and $447 in 2010	64,716	52,073
Unbilled receivables	31,247	32,358
Inventory	7,143	5,440
Deferred tax assets	8,602	8,179
Deferred project costs and other current assets	16,158	8,961

Total current assets	187,996	188,538
Property and equipment, net of accumulated depreciation and amortization of $59,736 in 2011 and $56,696 in 2010	53,506	39,337
Software development costs, net of accumulated amortization of $30,012 in 2011 and $19,241 in 2010	31,151	39,427
Acquired intangible assets, net of accumulated amortization of $11,726 in 2011 and $6,190 in 2010	31,675	28,264
Goodwill	176,477	159,143
Other assets	8,834	8,100

Total assets	$489,639	$462,809

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$44,877	$42,833
Accrued payroll and related liabilities	16,990	13,570
Deferred revenue	14,358	18,063
Current portion of bank borrowings and capital lease obligations	24,761	24,519

Total current liabilities	100,986	98,985
Notes payable and capital lease obligations, less current portion	125,491	135,981
Deferred tax liabilities	7,017	8,382
Other liabilities	5,396	3,916
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 51,998,089 in 2011 and 47,749,762 in 2010	521	478
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 5,347,769 in 2011 and 5,741,334 in 2010	53	57
Additional paid-in capital	325,744	297,585
Accumulated other comprehensive income	32	30
Accumulated deficit	(75,601)	(82,605)

Total stockholders’ equity	250,749	215,545

Total liabilities and stockholders’ equity	$489,639	$462,809

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Income

(amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue
Services	$303,921	$262,279	$151,944
Systems	121,491	126,524	148,143

Total revenue	425,412	388,803	300,087
Direct costs of revenue
Direct cost of services revenue	170,977	152,227	84,122
Direct cost of systems revenue	103,198	98,613	102,111

Total direct cost of revenue	274,175	250,840	186,233

Services gross profit	132,944	110,052	67,822
Systems gross profit	18,293	27,911	46,032

Total gross profit	151,237	137,963	113,854
Operating expenses
Research and development expense	37,098	30,074	22,351
Sales and marketing expense	29,394	23,880	15,967
General and administrative expense	46,218	37,175	35,387
Depreciation and amortization of property and equipment	12,135	9,758	6,035
Amortization of acquired intangible assets	5,535	4,664	870

Total operating expenses	130,380	105,551	80,610
Patent-related gains, net of expenses	—	—	15,700

Income from operations	20,857	32,412	48,944
Interest expense	(7,283)	(9,225)	(1,794)
Amortization of deferred financing fees	(798)	(750)	(401)
Other income (expense), net	(360)	1,589	315

Income before income taxes	12,416	24,026	47,064
Provision for income taxes	(5,412)	(8,147)	(18,795)

Net income	$7,004	$15,879	$28,269

Net income per share-basic	$0.12	$0.30	$0.59

Net income per share-diluted	$0.12	$0.28	$0.53

Weighted average shares outstanding-basic	56,722	53,008	47,623
Weighted average shares outstanding-diluted	58,581	56,032	53,946

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 1, 2009	$385	$69	$240,559	$12	$(126,753)	$114,272
Options exercised for the purchase of 1,361,674 shares of Class A Common Stock	14	—	4,952	—	—	4,966
Issuance of 88,096 shares of Class A Common Stock under Employee Stock Purchase Plan	1	—	578	—	—	579
Exercise of warrants to purchase 700,002 shares of Class A Common Stock	7	—	1,673	—	—	1,680
Issuance of 1,393,715 shares of Class A Common Stock in connection with the acquisition of the assets of LocationLogic LLC	14	—	10,313	—	—	10,327
Issuance of 1,008,603 shares of Class A Common Stock in connection with the acquisition of Solvern Innovations, Inc.	10	—	9,098	—	—	9,108
Issuance of 244,200 shares of Class A Common Stock in connection with the acquisition of the assets of Sidereal Solutions, Inc.	2	—	1,963	—	—	1,965
Issuance of 2,236,258 shares of Class A Common Stock in connection with the acquisition of Networks In Motion, Inc	22	—	19,545	—	—	19,567
Purchase of call spread options	—	—	(23,775)	—	—	(23,775)
Sale of common stock warrants	—	—	12,959	—	—	12,959
Conversion of 600,000 shares of Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—
Issuance of Restricted Class A Common Stock	1	—	9	—	—	10
Stock-based compensation expense	—	—	5,859	—	—	5,859
Net income for 2009	—	—	—	—	28,269	28,269

Balance at December 31, 2009	$462	$63	$283,733	$12	$(98,484)	$185,786
Options exercised for the purchase of 722,368 shares of Class A Common Stock	7	—	2,379	—	—	2,386
Issuance of 308,790 shares of Class A Common Stock under Employee Stock Purchase Plan	3	—	1,274	—	—	1,277
Issuance of 26,579 Restricted Class A Common Stock	—	—	27	—	—	27
Conversion of 535,000 shares of Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—
Stock-based compensation expense	—	—	10,172	—	—	10,172
Net unrealized gain on securities and other	—	—	—	18	—	18
Net income for 2010	—	—	—	—	15,879	15,879

Balance at December 31, 2010	$478	$57	$297,585	$30	$(82,605)	$215,545
Issuance of 3,000,000 shares of Class A Common Stock in connection with the acquisition of the Trident Space & Defense, LLC	30	—	12,240	—	—	12,270
Options exercised for the purchase of 488,337 shares of Class A Common Stock	5	—	422	—	—	427
Issuance of 311,581 shares of Class A Common Stock under Employee Stock Purchase Plan	3	—	1,079	—	—	1,082
Issuance of 54,844 Restricted Class A Common Stock	1	—	—	—	—	1
Conversion of 393,565 shares of Class B Common Stock to Class A Common Stock	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	9,672	—	—	9,672
Excess tax benefit from share-based payments arrangements	—	—	4,746	—	—	4,746
Net unrealized gain on securities and other	—	—	—	2	—	2
Net income for 2011	—	—	—	—	7,004	7,004

Balance at December 31, 2011	$521	$53	$325,744	$32	$(75,601)	$250,749

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31
Operating activities:	2011	2010	2009
Net income	$7,004	$15,879	$28,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,135	9,758	6,035
Amortization of capitalized software development costs	10,771	9,303	3,069
Stock based compensation expense	9,672	10,172	5,859
Excess tax benefits from share-based payment arrangements	(4,746)	—	—
Deferred tax provision	4,428	7,291	16,496
Amortization of acquired intangible assets	5,535	4,664	870
Amortization of investment premiums and accretion of discounts, net	931	361	—
Impairment of marketable securities, capitalized software and other assets	—	225	811
Amortization of deferred financing fees	798	750	401
Other non-cash adjustments	1,539	(311)	(23)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,258)	13,472	9,623
Unbilled receivables	1,111	(8,790)	2,681
Inventory	(1,703)	3,891	(6,616)
Deferred project costs and other current assets	(2,251)	19,093	(18,222)
Other assets	3,882	(149)	(6,986)
Accounts payable and accrued expenses	779	(12,665)	7,914
Accrued payroll and related liabilities	2,804	(6,351)	(2,065)
Deferred revenue	(5,893)	8,125	5,144
Other liabilities	(4,890)	(1,345)	1,003

Subtotal — Changes in operating assets and liabilities	(16,419)	15,281	(7,524)

Net cash provided by operating activities	31,648	73,373	54,263
Investing activities:
Acquisitions, net of cash acquired	(16,066)	—	(148,239)
Earnout payment related to 2009 acquisition	(3,213)	—	—
Purchases of marketable securities	(24,104)	(38,850)	—
Proceeds from sale and maturity of marketable securities	40,250	2,199	—
Purchases of property and equipment	(21,090)	(19,329)	(2,494)
Capitalized software development costs	(2,478)	(5,683)	(981)

Net cash used in investing activities	(26,701)	(61,663)	(151,714)
Financing activities:
Payments on notes payable and capital lease obligations	(25,024)	(41,579)	(30,002)
Proceeds from issuance of convertible debt offering	—	—	103,500
Proceeds from bank and other borrowings	9,500	10,000	50,000
Purchase of call options	—	—	(23,775)
Sale of common stock warrants	—	—	12,959
Proceeds from exercise of warrants	—	—	1,673
Excess tax benefits from share-based payment arrangements	4,746	—	—
Proceeds from exercise of employee stock options and sale of stock	1,509	3,663	5,545

Net cash (used in) provided by financing activities	(9,269)	(27,916)	119,900

Net (decrease) increase in cash	(4,322)	(16,206)	22,449
Cash and cash equivalents at the beginning of the period	45,220	61,426	38,977

Cash and cash equivalents at the end of the period	$40,898	$45,220	$61,426

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

1.    Significant Accounting Policies

Description of Business

TeleCommunication Systems, Inc. develops and delivers highly reliable and secure wireless communication technology. While we manage and have historically reported two business segments, digital communication technology is converging, so that engineers from either segment are increasingly collaborating to address solution needs for customers of the other segment. We report two operating segments, Commercial (45% of 2011 revenue) and Government (55% of 2011 revenue).

Commercial Segment:    Our commercial services and systems enable wireless carriers to deliver location-based information, internet content, and short text messages to and from wireless phones. Our hosted and managed services include mobile location-based applications including turn-by-turn navigation, E9-1-1 call routing; that is, customers use our software functionality through connections to and from network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or other metrics. Customers include wireless carrier network operators, Voice over Internet Protocol (“VoIP”) service providers, state and local governments deploying Next Generation 9-1-1 technology, and automotive industry suppliers. We earn carrier software-based revenue through the sale of licenses, deployment and customization fees, and maintenance fees, pricing for which is generally based on the volume of capacity purchased from us by the carrier.

Government Segment:    We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink deployable systems which integrate high speed, satellite, and Internet Protocol (“IP”) technology, with secure Government-approved cryptologic devices. We also own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment), provide professional services including field support of our systems, and cyber security training and services to the U.S. Department of Defense and other federal, state and local government agencies, and foreign customers. We have delivered more than 3,000 deployable communication systems for use in security, defense, and other secure communication applications around the world. We are one of six prime contractors on the U.S. Army’s Worldwide Satellite Systems (“WWSS”) contract vehicle, with a ceiling value of up to $5 billion in procurements through mid-2013.

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

Marketable Securities.  The Company’s marketable securities are classified as available-for-sale. The Company’s primary objectives when investing are to preserve principal, maintain liquidity, and obtain higher yield. The Company’s intent is not specifically to invest and hold securities with longer term maturities. The Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s operating needs within the next twelve months. The securities are carried at fair market value based on quoted market price with net unrealized gains and losses in stockholders’ equity as a component of accumulated other comprehensive income. If the Company determines that a decline in fair value of the marketable securities is other than temporary, a realized loss would be recognized in earnings. Gains or losses on securities sold are based on the specific identification method and are recognized in earnings. We recorded immaterial net gains on the sale and maturity of marketable securities for the years ended December 31, 2011 and 2010 in Other income (expense), net.

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

Inventory.  We maintain inventory of component parts and finished product for our deployable communications systems. Inventory is stated at the lower of cost or market value. Cost is based on the weighted average method. The cost basis for finished units includes manufacturing cost.

Property and Equipment.  Property and equipment represents costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, leasehold improvements, as well as capitalized software developed for internal use, including hosted applications. Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally five years for furniture, fixtures, and leasehold improvements and three to seven years for other types of assets including computers, software, and telephone equipment.

Goodwill.  We assess goodwill for impairment in the fourth quarter of each fiscal year, or sooner should there be an indicator of impairment. We periodically analyze whether there are any indicators of impairment, such as a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower than expected growth rate, among others factors. The valuation model involves a significant amount of judgment in determining if an indicator of impairment has occurred. There is also a degree of uncertainty associated with these judgments, estimates and key assumptions. If we cannot accurately predict the amount and timing of any of these factors or other business risks, we may be required to record a significant non-cash charge in our financial statements during the period in which any impairment is determined, negatively impacting our results of operations.

We performed our annual goodwill impairment testing during the fourth quarter of 2011. For all units, we used a discounted cash flow analysis. In addition, a market approach was also used where market comparables were available. Where multiple approaches were used, the Company may weight the results from different methods to estimate the reporting unit’s fair value. The discounted cash flow models are based on the Company’s most recent long-range forecast and, for years beyond the forecast, the Company’s estimates terminal value based on estimated exit multiples ranging from four to just under seven times the final forecasted year earnings before interest, taxes, depreciation and amortization. For the market comparable approaches, the Company evaluated comparable company public trading values, using earnings and a sales multiples. We also used a recent market transaction to evaluate the fair value of one of our reporting units.

At December 31, 2011, goodwill was $176,477. Our assessment of goodwill in the current reporting period indicated that the fair value of our reporting units exceeded their carrying value.

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

Costs are capitalized when technological feasibility has been established. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. Costs that are capitalized include direct labor and other direct costs. These costs are amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, between three and five years. Amortization is also computed using the ratio that current revenue for the product

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. Our policies to determine when to capitalize software development costs and how much to amortize in a given period require us to make subjective estimates and judgments. If our software products do not achieve the level of market acceptance that we expect and our future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods. The amortization of capitalized software development costs was recorded as a cost of revenue. The direct costs of services and systems included amortization of capitalized software developments costs of $6,901 and $3,870 in 2011, respectively, $6,741 and $2,562 in 2010, respectively, and $306 and $2,763 in 2009, respectively.

Acquired technology is amortized over the product’s estimated useful life based on the valuation procedures performed at the time of the acquisition. Amortization is calculated using the straight-line method or the revenue curve method, whichever is greater.

The Company capitalizes costs related to software developed or obtained for internal use when management commits to funding the project and the project completes the preliminary project stage. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use.

Acquired Intangible Assets.  Our acquired intangible assets have useful lives of 2 to 19 years, including assets acquired in 2009 and 2011. We are amortizing these assets using the straight-line method. We have not incurred costs to renew or extend the term of acquired intangible assets.

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

Deferred Compensation Plan.  The Company has a non-qualified deferred compensation arrangement to fund certain supplemental executive retirement and deferred income plans. Under the terms of the arrangement, the participants may elect to defer the receipt of a portion of their compensation and each participant directs the manner in which their investments are deemed invested. The funds are held by the Company in a rabbi trust which include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market, and are classified as trading securities. The funds are included in Other assets and the deferred compensation liability is included in Other long-term liabilities on the Consolidated Balance Sheets.

Other Comprehensive Income.  Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are included as a component of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale.

The following table summarizes components of total comprehensive income at December 31:

	2011	2010	2009
Net income	$7,004	$15,879	$28,269
Other comprehensive income:
Change in foreign currency translation	1	1	—
Change in unrealized gains on marketable securities	1	17	—

Total comprehensive income	$7,006	$15,897	$28,269

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

Revenue is reported as described below:

Services Revenue.  Revenue from hosted and subscriber services consists of monthly recurring service fees and is recognized in the month earned. Maintenance fees are generally collected in advance and recognized ratably over the maintenance period. Services revenue for consulting, training and the design, development, deployment, field support and maintenance of communication systems is generated under time and materials contracts, cost plus fee contracts, or fixed price contracts. Revenue is recognized under time and materials contracts and cost plus fee contracts as billable costs are incurred. Fixed-price service contracts are accounted for using the proportional performance method. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones.

Systems Revenue.  We design, develop, and deploy custom communications products, components, and systems. Custom systems typically contain multiple elements, which may include hardware, installation, integration, and product licenses, which are either incidental or provide essential functionality.

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

When a customer is billed or we receive payment and we have not met all of the criteria for revenue recognition, the billed or paid amount is recorded as deferred revenue on the Company’s consolidated balance sheet. As the revenue recognition criteria are met, the deferred amounts are recognized as revenue. We defer direct project costs incurred in certain situations as dictated by authoritative accounting literature. The Company classifies deferred revenue

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

and deferred project costs on the consolidated balance sheet as either current or long-term depending on the expected product delivery dates or service coverage periods. Long-term deferred revenue is included in other liabilities and long-term deferred project costs are included in other assets on the Company’s Consolidated Balance Sheets.

Under our contracts with the U.S. Government for both systems and services, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.

Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense totaled $128, $124, and $54, for the years ended December 31, 2011, 2010, and 2009, respectively.

Capitalized Interest.  Total interest incurred, including amortization of deferred financing fees, was $8,249, $10,178, and $2,216 for the years ended December 31, 2011, 2010, and 2009, respectively. Approximately $168, $203, and $21 of total interest incurred was capitalized as a component of software development costs during the year ended December 31, 2011, 2010, and 2009 respectively.

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

Research and Development Expense.  We incur research and development costs which are primarily comprised of compensation expenses for engineers engaged in the development and enhancement of software and integrated system products. Research and development cost is expensed as incurred or accounted for as set forth in “Software Development Cost” above.

Income Taxes.  Income tax amounts and balances are accounted for using the asset and liability method of accounting for income taxes as prescribed by ASC 740. Under this method, deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company recognizes the benefits of tax positions in the financial statements if such positions are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, based on the Company’s judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. At December 31, 2011, we had unrecognized tax benefits totaling approximately $3.3 million. The determination of these unrecognized amounts requires significant judgments and interpretation of complex tax laws. Different judgments or interpretations could result in material changes to the amount of unrecognized tax benefits.

Fair Value of Financial Instruments.  The Company applies valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost) and uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

The Company’s major categories of financial assets and liabilities subject to fair value measurements, including cash and cash equivalents and marketable securities that are held as available-for-sale, are measured on a recurring basis. Certain assets and liabilities, including long-lived assets, intangible assets and goodwill, are measured at fair value on a non-recurring basis. Additional disclosures regarding our fair value measurements are included in Note 15.

Recent Accounting Pronouncements.  In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-5 Topic 220 “Comprehensive Income.” This guidance updates the presentation of comprehensive income and eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It requires presentation of reclassification adjustments from Other comprehensive income to Net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, and early adoption is permitted. This guidance is not expected to have a material impact on our results of operations, cash flows or financial position. but will slightly change the Company’s financial statement presentation.

In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05”. This guidance defers the presentation of reclassification adjustments out of accumulated Other comprehensive income net on the face of the financial statement. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, and early adoption is permitted. This guidance is not expected to have a material impact on our results of operations, cash flows or financial position. It will however change the Company’s financial statement presentation.

2.    Acquisitions

Effective January 31, 2011, the Company completed the acquisition of the outstanding ownership units of Trident Space & Defense, LLC (“Trident”.) The Trident acquisition was accounted for using the acquisition method; accordingly, the total purchase price was allocated to the acquired assets and assumed liabilities based on management’s preliminary determination of the fair values as of January 31, 2011.

The purchase price was $29,460, comprised of $17,190 paid in cash and 3.0 million Class A common shares valued at $12,270. The total purchase price was allocated based on the estimated fair value of the acquired tangible and intangible assets and assumed liabilities, with the excess of the purchase price over the assets acquired and liabilities assumed being allocated to goodwill. The weighted average amortization period for the acquired intangible assets is 9.6 years. The valuation has resulted in the recognition of $17,334 of goodwill, which will be deductible for tax purposes.

Trident is headquartered in Torrance, CA and is a leading provider of engineering and electronics solutions for global space and defense markets. Trident adds engineering and design depth, access to our government solution operations. The Company believes Trident will help expand the overall market reach of the combined entities. Most of Trident’s business is from international customers and the Company expects Trident’s engineers to enable enhancements to TCS solutions for the U.S. military and access to U.S. space markets. Substantially all of the Trident revenue stream is derived from the sale of high reliability component parts to the aerospace, military and industrial markets. Trident’s operating results since the January 31 transaction are included in the Government Segment and in the Company’s consolidated financial statements. A pro forma statement of operations is not presented because the acquisition did not have a significant impact on the results of operations or income per share for 2011.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Cash	$1,124
Accounts receivable	2,400
Other current assets	5,637
Deferred tax assets	779
Property and equipment	89
Acquired intangible assets	8,947
Other long-term assets	5,413
Accounts payable and accrued expenses	(3,090)
Accrued payroll and related liabilities	(616)
Deferred revenue	(2,188)
Other liabilities	(6,369)

Subtotal	12,126
Goodwill	17,334

Net assets acquired	$29,460

The Consolidated Balance Sheet as of December 31, 2011 reflects this preliminary allocation. The Company is currently completing its analysis of the fair value of the identifiable intangible assets, as well as consideration of the deferred tax assets acquired in the acquisition. The Company’s analysis will be finalized in a timely manner, not to exceed 12 months from the acquisition date.

During 2009, the Company completed four acquisitions. The combined purchase price for the LocationLogic, LLC, Solvern Innovations, Inc., and Sidereal Solutions, Inc. acquisitions was $70.6 million, including cash and approximately 2.6 million of the Company’s Class A common stock, as well as contingent consideration. In allocating the purchase price for these acquisitions, based on estimated fair values, the Company recorded $48.9 million of goodwill, $21.1 million in intangibles assets and capitalized software development costs, and $0.6 million in other net assets.

On December 15, 2009, the Company completed the acquisition of Networks in Motion, Inc. (“NIM”) for $110 million in cash, plus or minus customary working capital and excess cash adjustments, approximately 2.2 million shares of Class A common stock, and a $40 million promissory note which was paid in full on December 15, 2011.

The final allocation of fair value of consideration for NIM, December 15, 2009, (in thousands) is:

Cash and cash equivalents	$1,691
Accounts receivable	12,864
Prepaid expenses and other current assets	7,621
Property and equipment	3,293
Capitalized software development costs	34,405
Other intangibles — customer relationships	20,138
Other assets	147
Accounts payable	(3,647)
Other accrued liabilities	(5,973)
Deferred revenue	(445)
Deferred tax liability, net	(7,465)

Subtotal	62,629
Goodwill	108,434

Total purchase price	$171,063

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

Since the NIM acquisition was assessed as a significant and material acquisition for disclosure purposes, the following pro forma information is presented to include the effects of the NIM acquisition using the acquisition method of accounting and the related TCS Class A common stock and promissory notes issued as part of consideration., as thought NIM was consolidated as of the beginning of 2009. The unaudited pro forma financial information is presented to include the effects of $103.5 million Convertible Notes offering, as described in Note 12, and its related hedging and warrant agreements, as if the note financing was completed at the beginning of 2009. The pro forma financial information also includes the business combination accounting effects resulting from the acquisition, including amortization of acquired intangible assets, adjustments to amortization of borrowing costs, and interest expense and the related tax effects.

The pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of TCS that would have been reported had the acquisition been completed as of the date presented, and should not be construed as representative of the future consolidated results of operations or financial condition of a consolidated entity.

Pro forma 2009
Pro forma information (in thousands, except share and per share data)
Revenue	$369,413
Net income	$30,855
Weighted average common share outstanding	49,762
Diluted weighted average share outstanding	64,853
Basic earnings per share	$0.62

Diluted earnings per share	$0.52

3.    Income Per Share

Basic income per share is based upon the average number of shares of common stock outstanding during the period. Stock options to purchase approximately 9.5 million, 6.0 million and 2.0 million shares were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive for 2011, 2010, and 2009, respectively.

For 2011 and 2010, shares issuable upon conversion of convertible debt were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. They were included in the weighted average diluted shares for the year ended December 31, 2009 as they were dilutive during 2009. Concurrent with the issuance of the convertible notes the Company entered into convertible note hedge and warrant transactions. If the Company’s share price is greater than $12.74 per share for any period presented, the warrants would be dilutive to the Company’s earnings per share. If the Company’s share price is greater than $10.35 than the note hedge would be anti-dilutive to the Company’s earnings. For the year ended December 31, 2011, the Company’s share price was less than the warrant exercise price of $12.74 therefore no value was assigned as anti-dilutive in the table below.

These potentially dilutive securities consist of stock options, restricted stock, and warrants as discussed in Notes 1 and 18, using the treasury-stock method and from convertible notes as discussed in Note 12, using the “if converted” method.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

The following table summarizes the computations of basic and diluted earnings per share for the years ended December 31:

	2011	2010	2009
Numerator:
Net income, basic	$7,004	$15,879	$28,269
Adjustment for assumed dilution:
Interest on convertible notes, net of taxes	—	—	380

Net income, diluted	$7,004	$15,879	$28,649

Denominator:
Total basic weighted-average common shares outstanding	56,722	53,008	47,623
Net effect of dilutive stock options based on treasury stock method	1,859	3,024	4,797
Net effect of dilutive warrants based on treasury stock method	—	—	292
Net effect of dilutive 4.5% convertible notes	—	—	1,234

Adjusted weighted average diluted shares	58,581	56,032	53,946

Net income per share — basic	$0.12	$0.30	$0.59

Net income per share — diluted	$0.12	$0.28	$0.53

4.    Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $5,276, $9,031, and $7,566 during the years ended December 31, 2011, 2010, and 2009, respectively.

Interest paid totaled $6,675, $8,627, and $1,138 during the years ended December 31, 2011, 2010, and 2009, respectively.

Income taxes and estimated state income taxes paid totaled $491, $3,137, and $1,366 during the years ended December 31, 2011, 2010, and 2009, respectively.

5.    Marketable Securities

The following is a summary of available-for-sale marketable securities at December 31, 2011:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$16,114	$44	$(20)	$16,138
Mortgage-backed and asset-backed securities	2,101	—	(6)	2,095
Agency bonds	1,000	—	(1)	999

Total marketable securities	$19,215	$44	$(27)	$19,232

The following table summarizes the original cost and estimated fair value of available-for-sale marketable securities by contractual maturity at December 31, 2011:

	Original Cost	Fair Value
Due within 1 year or less	$9,632	$9,267
Due within 1-2 years	7,184	7,001
Due within 2-3 years	2,986	2,964

	$19,802	$19,232

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

7.    Inventory

Inventory consisted of the following at December 31:

	2011	2010
Component parts	$5,895	$2,564
Finished goods	1,248	2,876

Total inventory	$7,143	$5,440

8.    Property and Equipment

Property and equipment consisted of the following at December 31:

	2011	2010
Computer equipment	$53,737	$53,365
Computer software	46,884	34,539
Furniture and fixtures	3,379	3,217
Leasehold improvements	8,135	3,805
Land	1,000	1,000
Vehicles	107	107

Total property and equipment at cost	113,242	96,033
Less: accumulated depreciation and amortization	(59,736)	(56,696)

Net property and equipment	$53,506	$39,337

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

9.    Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development costs consisted of the following:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired intangible assets:
Customer lists and other	$21,899	$5,596	$16,303	$12,952	$2,928	$10,024
Customer relationships	20,138	5,502	14,636	20,138	2,818	17,320
Trademarks and patents	1,364	628	736	1,364	444	920
Software development costs, including acquired technology	61,163	30,012	31,151	58,668	19,241	39,427

Total acquired intangible assets and software dev. costs	$104,564	$41,738	$62,826	$93,122	$25,431	$67,691

Estimated future amortization expense:
Year ending December 31, 2012	$16,421
Year ending December 31, 2013	16,370
Year ending December 31, 2014	12,554
Year ending December 31, 2015	5,057
Year ending December 31, 2016	4,548
Thereafter	7,876

$62,826

The weighted average amortization period for customer list and other is 8.6 years, customer relationships is 7.5 years, trademarks and patents is 11.3 years, and acquired technology included in software development costs is 5 years.

For 2011, 2010, and 2009 we capitalized $2,497, $5,681, and $982 respectively, of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. These costs are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. We believe that these capitalized costs will be recoverable from future gross profits generated by these products and services.

Preliminary gross carrying amounts of acquired intangibles have been adjusted during the year ended December 31, 2011 as a result of information not initially available when recording the initial purchase accounting, but in no instance later than 12 months from the acquisition date.

We routinely update our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.

The changes in the carrying amount of goodwill are as follows:

	Commercial Segment	Government Segment	Total
Balance as of December 31, 2009	$126,878	$37,472	$164,350
Reclassifications, adjustments and other	(4,424)	(783)	(5,207)

Balance as of December 31, 2010	122,454	36,689	159,143
Goodwill from acquisition of Trident	—	17,334	17,334

Balance as of December 31, 2011	$122,454	$54,023	$176,477

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

The reclassifications, adjustments and other during 2010 relate to the finalization of the 2009 purchase price allocations. Prior to the end of the measurement period for the final purchase price allocation, which is not to exceed 12 months from the respective acquisition dates, if information becomes available which would indicate adjustments are required to the purchase price these adjustments will be included in the price allocation retrospectively.

10.    Accounts Payable and Accrued Expenses

Our accounts payable and accrued expenses consisted of the following at December 31:

	2011	2010
Accounts payable	$20,731	$17,912
Accrued expenses	24,146	24,921

Total accounts payable and accrued expenses	$44,877	$42,833

Accrued expenses consist primarily of costs incurred for which we have not yet been invoiced, accrued sales taxes, and amounts due to our E9-1-1 customers that we have billed and collected from regulating agencies on their behalf under cost recovery arrangements.

11.    Line of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. Our present loan agreement provides a $35,000 revolving line of credit (the “Line of Credit,”) through June, 2012. Our potential borrowings under the Line of Credit are reduced by a cash management services sublimit which was $1,585 at December 31, 2011.

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

As of December 31, 2011, we had $9,500 of borrowings on the line of credit and had approximately $24,000 of unused borrowing availability under this line. As of December 31 2010, there were no borrowings on the line of credit and we had approximately $32,900 of unused borrowing availability under this line.

12.    Long-Term Debt

Long-term debt consisted of the following at December 31:

	2011	2010
4.5% Convertible notes	$103,500	$103,500
Term loan from commercial bank	23,333	32,666
Promissory note payable to NIM sellers paid in full in 2011	—	10,000

Total long-term debt	126,833	146,166
Less: current portion	(9,333)	(19,333)

Non-current portion of long-term debt	$117,500	$126,833

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

Aggregate maturities of long-term debt (including interest) at December 31 are as follows:

2012	$14,848
2013	14,428
2014	112,886

Total long-term debt	$142,162

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

We have a $40,000 five year commercial bank term loan (the “Term Loan”), which matures June 30, 2014. The Company initially drew $30,000 of the term funds available on December 31, 2009 and drew the remaining $10,000 available balance on September 30, 2010. The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to the rate which is 0.5% plus the greater of (i) 4% per annum, or (ii) the bank’s prime rate (3.25% at December 31, 2011). The principal amount outstanding under the Term Loan is payable in sixty equal monthly installments of principal of $556 beginning January 2010 through June 2014 plus an additional forty-five equal monthly installments of principal of $222 beginning October 2010 through June 2014. Interest is payable on a monthly basis.

Our bank Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

representations and warranties. The Loan Agreement also contains subjective covenants that require (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Borrowers, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of its business or property; to change its business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber its property; to pay dividends or other distributions or enter into material transactions with an affiliate. As of December 31, 2011, we were in compliance with the covenants related to the Loan Agreement.

On December 15, 2009, the Company issued $40,000 in promissory notes as part of the consideration paid for the acquisition of NIM. The promissory notes bear simple interest at 6% and are due in three installments: $30,000 paid in December 2010, $5,000 on the 18 month anniversary of the closing, and $5,000 on the 24 month anniversary of the closing. The promissory notes were paid in full according to the terms.

13.    Capital Leases

We lease certain equipment under capital leases. Property and equipment included the following amounts for capital leases at December 31:

	2011	2010
Computer equipment	$21,706	$17,356
Computer software	4,109	3,277
Furniture and fixtures	143	98
Leasehold improvements	55	33

Total equipment under capital lease at cost	26,013	20,764
Less: accumulated amortization	(11,948)	(6,928)

Net property and equipment under capital leases	$14,065	$13,836

Capital leases are collateralized by the leased assets. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at December 31, 2011:

2012	$6,601
2013	5,009
2014	2,516
2015	853

Total minimum lease payments	14,979
Less: amounts representing interest	(1,060)

Present value of net minimum lease payments (including current portion of $5,928)	$13,919

14.    Common Stock

Our Class A common stockholders are entitled to one vote for each share of stock held for all matters submitted to a vote of stockholders. Our Class B stockholders are entitled to three votes for each share owned.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

15.    Fair Value of Financial Instruments

Our assets and liabilities subject to fair value measurements and the required disclosures are as follows:

	Fair Value Total	Fair Value Measurements at Using Fair Value Hierarchy
As of December 31, 2011		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$40,898	$40,898	$—	$—
Corporate bonds	9,267	9,267	—	—
Mortgage-backed and asset-backed securities	7,001	7,001	—	—
Agency bonds	2,964	2,964	—	—

Marketable securities	19,232	19,232	—	—
Deferred compensation plan investments	657	657	—	—

Assets at Fair Value	$60,787	$60,787	$—	$—

Liabilities:
Deferred compensation	$440	$440	$—	$—
Contractual acquisition earnouts	3,580	—	—	3,580

Liabilities at Fair Value	$4,020	$440	$—	$3,580

	Fair Value Total	Fair Value Measurements at Using Fair Value Hierarchy
As of December 31, 2010		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$45,220	$45,220	$—	$—
Corporate bonds	25,599	25,599	—	—
Mortgage-backed and asset-backed securities	4,962	4,962	—	—
Agency bonds	4,996	4,996	—	—
Commercial paper	750	750	—	—

Marketable securities	36,307	36,307	—	—
Deferred compensation plan investments	1,280	1,280	—	—

Assets at Fair Value	$82,807	$82,807	$—	$—

Liabilities:
Deferred compensation	$1,095	$1,095	$—	$—
Contractual acquisition earnouts	6,174	—	—	6,174

Liabilities at Fair Value	$7,269	$1,095	$—	$6,174

The Company holds marketable securities that are investment grade and are classified as available-for-sale. The securities include corporate bonds, mortgage and asset backed securities, agency bonds, and commercial paper that are carried at fair market value based on quoted market prices, see Note 5.

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

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

Contractual acquisition earnouts were part of the consideration paid for certain 2009 acquisitions. The fair value of the earnouts is based on probability-weighted payouts under different scenarios, discounted using a discount rate commensurate with the risk. The following table provides a summary of the changes in the Company’s contractual acquisition earnouts measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in 2011:

Fair Value Measurements Using Significant Unobservable Inputs (level 3)
Balance at January 1, 2011	$6,174
Fair value adjustment recognized in earnings	619
Settlements	(3,213)
Transfers in and/or out of Level 3	—

Balance at December 31, 2011	$3,580

The Company’s long-term debt consists of borrowings under a commercial bank term loan agreement and 4.5% convertible senior notes, see Note 12. At December 31, 2011, the estimated fair value of the Company’s long-term debt, including the current portion, was $109,050 versus a carrying value of $126,833. At December 31, 2010, the estimated fair value of the Company’s long-term debt, including the current portion, approximated its carrying value of $146,166. The estimated fair value is based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be impaired. For the years ended December 31, 2011 and 2010, there were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis.

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

The provision for income taxes consisted of the following at December 31:

	2011	2010	2009
Current:
Federal	$5,924	$317	$1,242
State	512	539	1,057

Total current	6,436	856	2,299
Deferred:
Federal	(1,247)	6,795	15,004
State	223	496	1,492

Total deferred	(1,024)	7,291	16,496

Total provision for income taxes	$5,412	$8,147	$18,795

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

Significant components of our deferred tax assets and liabilities at December 31 were related to:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$4,936	$4,797
Research and development tax credit carryforwards	7,214	6,721
Stock-based compensation expense	4,707	3,554
Reserves and accrued expenses	2,995	2,653
Alternative minimum tax credit	1,806	1,903
Deferred revenue	6,598	2,496
Deferred compensation	251	1,704
Other	467	412

Total deferred tax assets	28,974	24,240

Deferred tax liabilities:
Identifiable intangibles accounting	(11,662)	(15,776)
Capitalized software development costs	(9,529)	(5,253)
Depreciation and amortization	(5,493)	(2,613)
Other	(7)	(103)

Total deferred tax liabilities	(26,691)	(23,745)

Net deferred tax asset	2,283	495
Valuation allowance for net deferred tax asset	(698)	(698)

Net deferred tax asset (liability) in the consolidated balance sheets	$1,585	$(203)

At December 31, 2011, we had U.S. federal net operating loss carryforwards for income tax purposes of approximately $9.4 million, related to net operating losses acquired in the Xypoint acquisition in 2001. The net operating loss carryforwards acquired in connection with the purchase of Xypoint in 2001 will begin to expire in 2018.

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

We have state net operating loss carryforwards available which expire through 2027, utilization of which will be limited in a manner similar to the federal net operating loss carryforwards. At December 31, 2011, the Company had federal alternative minimum tax credit carryforwards of approximately $1.8 million, which are available to offset future regular federal taxes. Federal research and development credits of approximately $6.0 million will begin to expire in 2019.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

The reconciliations of the reported income tax provision to the amount that would result by applying the U.S. federal statutory rate of 35% to the income for the years ended December 31 as follows:

	2011	2010	2009
Income tax at statutory rate	$4,346	$8,409	$16,472
Non deductible items	480	403	673
Non deductible stock compensation expense	2,024	2,025	681
Research and development tax credit	(485)	(2,161)	(395)
Change in tax rates on deferred assets/liabilities	—	—	96
State income taxes	424	748	1,261
Original issue discount amortization	(1,520)	(1,377)	(208)
Other	143	100	215

Income tax provision	$5,412	$8,147	$18,795

The Company adopted the provisions of ASC 740-20 effective January 1, 2007 and recorded a liability of $2.7 million resulting from unrecognized net tax benefits, which did not include interest and penalties, and increased it to $3.3 million as of December 31, 2011. It is reasonably possible that these unrecognized deferred tax benefits will be recognized in the next twelve months through the tax provision. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company recorded the estimated value of its uncertain tax positions by reducing the value of certain tax attributes.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (excluding interest, penalties and related tax carry forwards):

Total
Balance at December 31, 2008
Gross increases related to prior year tax positions	$2,736
Gross increases related to current year tax positions	534

Balance at December 31, 2009	$3,270
Gross decreases related to prior year tax positions	(460)
Gross increases related to current year tax positions	170

Balance at December 31, 2010	$2,980
Gross increases related to prior year tax positions	149
Gross increases related to current year tax positions	162

Balance at December 31, 2011	$3,291

If the Company’s positions are sustained by the taxing authority in favor of the Company, approximately, $3.3 million (excluding interest and penalties) of uncertain tax position benefits would favorably impact the Company’s effective tax rate. The Company’s policy is to classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the consolidated statement of income for the year ended December 31, 2011.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. As of December 31, 2011, open tax years in the federal and some state jurisdictions date back to 1996, due to the taxing authorities’ ability to adjust operating loss and credit carryforwards.

17.    Employee Retirement Plan

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the provisions of the plan, the Company may contribute a discretionary match. The plan may also contribute a non-elective contribution determined by the Company. For 2011, the Company matched 40% of employee deferrals. The Company contribution was $2,661, $2,497, and $1,646 for the years ended December 31, 2011, 2010, and 2009 respectively.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

18.    Stock-based Compensation Plans

We maintain two stock-based compensation plans: a stock incentive plan, and an employee stock purchase plan.

Stock Incentive Plan.  We maintain a stock incentive plan that is administered by the Compensation Committee of our Board of Directors. Options granted under the plan vest over periods ranging from one to five years and expire ten years from the date of grant. Under the plans, the Company may grant certain employees, directors and consultants options to purchase common stock, stock appreciation rights and restricted stock units. Options are rights to purchase common stock of the Company at the fair market value on the date of the grant. Stock appreciation rights are equity settled share-based compensation arrangements whereby the number of shares that will ultimately be issued is based upon the appreciation of the Company’s common stock and the number of awards granted to an individual. Restricted stock units are equity settled share-based compensation arrangements of a number of share of the Company’s common stock. Restricted stock unit holders do not have voting rights until the restrictions lapse.

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

A summary of our stock option activity and related information consisted of the following for the years ended December 31 (all share amounts in thousands):

	2011		2010		2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	15,446	$5.42	14,612	$5.32	11,676	$3.77
Granted	4,028	4.24	3,057	6.53	4,768	8.71
Exercised, including 181 exercised through a net share settlement transaction	(488)	2.97	(722)	3.34	(1,362)	3.65
Expired	(510)	7.30	(249)	6.39	(26)	3.28
Forfeited	(2,034)	5.32	(1,252)	7.89	(444)	6.01

Outstanding, end of year	16,442	$5.16	15,446	$5.42	14,612	$5.32

Exercisable, at end of year	9,537	$4.82	8,730	$4.40	6,986	$3.94

Vested and expected to vest, at end of year	15,252	$4.82	14,412	$5.31	13,181	$5.07

Estimated weighted-average grant- date fair value of options granted during the year	$2.34		$3.58		$4.86

Weighted-average remaining contractual life of options outstanding at end of year	6.4 years		6.4 years		6.9 years

Total fair value of options vested during the year	$8,328		$12,484		$4,465

Intrinsic value of options exercised during the year	$800		$2,659		$6,838

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

Exercise prices for options outstanding at December 31, 2011 ranged from $1.20 to $9.86 as follows (all share amounts in thousands):

Exercise Prices	Options Outstanding	Weighted- Average Exercise Prices of Options Outstanding	Weighted- Average Remaining Contractual Life of Options Outstanding (years)	Options Vested and Exercisable	Weighted- Average Exercise Prices of Options Vested and Exercisable	Weighted- Average Remaining Contractual Life of Options Vested and Exercisable (years)
$1.20 — $1.84	48	$1.82	1.31	48	$1.82	1.31
$1.92 — $2.99	2,170	$2.47	3.78	2,164	$2.47	3.78
$3.09 — $4.68	7,446	$3.68	7.01	3,703	$3.39	5.14
$4.76 — $7.20	2,562	$6.17	4.95	1,663	$6.72	2.78
$7.45 — $9.86	4,216	$8.59	7.71	1,959	$8.59	7.55

Total end of year	16,442			9,537

As of December 31, 2011, the aggregate intrinsic value of options outstanding, vested and exercisable was $46,227. As of December 31, 2011, we estimate that we will recognize $13,694 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3 years.

Our assumptions in calculating the fair value of our stock options using Black-Scholes our assumptions were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate(%)	1%-2.4%	1.4%-2.8%	1.65%-2.61%
Volatility(%)	60%-61%	59%-60%	60%-64%
Dividend yield(%)	0%	0%	0%

For, 2011, 2010, and 2009, the Company granted a total of 626,883, 53,157, and 30,213, respectively, of restricted shares of Class A Common Stock to directors and certain key executives. The restrictions expired at the end of one year for directors and expire in annual increments over three years for executives conditional on continued employment. The fair value of the restricted stock on the date of issuance is recognized as non-cash stock based compensation expense over the period over which the restrictions expire. We recognized $1,015, $222, and $155 of non-cash stock compensation expense related to these grants for the years ended December 31, 2011, 2010, and 2009, respectively. We expect to record future stock compensation expense of $1,845 as a result of these restricted stock grants that will be recognized over the remaining vesting period.

Employee Stock Purchase Plan.  We have an employee stock purchase plan (the Plan) that gives all employees an opportunity to purchase shares of our Class A Common Stock. The Plan allows for the purchase of 2,384,932 shares of our Class A Common Stock at a discount of 15% of the fair market value. The discount of 15% is calculated based on the average daily share price on either the first or the last day of each quarterly enrollment period, whichever date is more favorable to the employee. Option periods are three months in duration. As of December 31, 2011, 1,800,936 shares of Class A Common Stock have been issued under the Plan. Compensation expense relating to the Employee Stock Purchase Plan was $349 and $225 for the years ended December 31, 2011 and December 31, 2010, respectively, and was immaterial for the year ended December 31, 2009.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

As of December 31, 2011, our total shares of Class A Common Stock reserved for future issuance is comprised of:

(in thousands)
Stock incentive plan	6,976
Outstanding stock options	16,442
Convertible notes (see Note 12)	10,002
Note warrant hedge (see Note 12)	10,002
For B to A conversion	5,347
Employee stock purchase plan	584

Total shares restricted for future use	49,353

The composition of non-cash stock based compensation expense was as follows at December 31:

	2011	2010	2009
Direct costs of revenue	$6,476	$6,397	$3,773
Research and development expense	1,873	2,655	1,366
Sales and marketing expense	501	618	472
General and administrative expense	822	502	248

Total non-cash stock compensation expense	$9,672	$10,172	$5,859

19.    Operating Leases

We lease certain office space and equipment under non-cancelable operating leases that expire on various dates through 2018. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2011:

2012	$5,935
2013	4,690
2014	3,706
2015	2,879
2016	2,458
Beyond	1,793

$21,461

Our leases include our offices in Annapolis, Maryland under a lease expiring in April 2012, a second facility in Annapolis under a lease expiring in April 2013, a facility in Seattle, Washington under a lease expiring in September 2017, a facility in Oakland, California under a lease expiring August 2012, and we lease a production facility in Tampa, Florida under a lease expiring in December 2014. The Annapolis facilities are utilized for executive and administrative offices, as well as portions of our Commercial and Government Segments. The Seattle facility is utilized by our Commercial Segment and the Tampa facility is utilized by our Government Segment. As a result of our 2009 acquisitions, we lease office space in Aliso Viejo, California under a lease expiring in June 2013, offices in Tianjin, China under a lease expiring January 2014, a facility in Calgary, Alberta, Canada under a lease expiring March 2014, and a facility just outside of Atlanta, Georgia under a lease expiring April 2013. As a result of the acquisition of Trident, we lease office space in Torrance, California expiring January 2018. During the year ended December 31, 2010, we entered into a lease agreement for a facility in Hanover, Maryland expiring in August 2017. Future payments on all of our leases are estimated based on future payments including the minimum future rent escalations, if any, stipulated in the respective agreements.

Rent expense was $7,067, $5,760, and $3,938 for 2011, 2010, and 2009, respectively.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

20.    Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenue, accounts receivable, and unbilled receivables are summarized in the following tables:

	Segment	% of Total Revenues For the Year Ended December 31,
Customer		2011	2010	2009
U.S. Government agencies and departments	Government	35%	36%	44%
Verizon Wireless (various divisions, directly and through channel)	Commercial	18%	27%	22%
MetroPCS Communications, Inc.	Commercial	10%	<10%	<10%

	As of December 31, 2011		As of December 31, 2010
Customer	Accounts Receivable	Unbilled Receivables	Accounts Receivable	Unbilled Receivables
U.S. Government agencies and departments	32%	40%	23%	61%
Verizon Wireless (various divisions, directly and through channel)	13%	29%	16%	17%
MetroPCS Communications, Inc.	<10%	<10%	<10%	<10%

As of December 31, 2011, our total exposure to credit risk was $58,338 based on the amount due to us by the above customers. As of December 31, 2010, our exposure to such risks was $45,845. We did not experience significant losses from amounts due to us by any customers for the year ended December 31, 2011 or 2010.

21.    Geographic and Business Segment Information

For 2011, 2010, and 2009, respectively, our revenue includes approximately $33,314, $12,503, and $9,387 of revenue generated from customers outside of the United States.

Our two reporting segments are the Commercial Segment and the Government Segment.

Commercial Segment:    Our commercial services and systems enable wireless carriers to deliver location-based information, internet content, and short text messages to and from wireless phones. Our hosted and managed services include mobile location-based applications including turn-by-turn navigation, E9-1-1 call routing; that is, customers use our software functionality through connections to and from network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or other metrics. Customers include wireless carrier network operators, Voice over Internet Protocol (“VoIP”) service providers, state and local governments deploying Next Generation 9-1-1 technology, and automotive industry suppliers. We earn carrier software-based revenue through the sale of licenses, deployment and customization fees, and maintenance fees, pricing for which is generally based on the volume of capacity purchased from us by the carrier.

Government Segment:    We design, furnish, install and operate wireless and data network communication systems, including our SwiftLink deployable systems which integrate high speed, satellite, and Internet Protocol (“IP”) technology, with secure Government-approved cryptologic devices. We also own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment), provide professional services including field support of our systems, and cyber security training to the U.S. Department of Defense and other federal, state and local government agencies, and foreign customers. We have delivered more than 3,000 deployable communication systems for use in security, defense, and other secure communication applications around the world. We are one of six prime contractors on the U.S. Army’s Worldwide Satellite Systems (“WWSS”) contract vehicle, with a ceiling value of up to $5 billion in procurements through mid-2013.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

Management evaluates segment performance based on gross profit. We do not maintain information regarding segment assets, so asset information by reportable segment is not presented. The following table sets forth results for our reportable segments. All revenues reported below are from external customers. A reconciliation of segment gross profit to net income for the respective periods is also included below:

	Year Ended December 31,
	2011			2010			2009
	Comm.	Gvmt	Total	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$174,708	$129,213	$303,921	$168,977	$93,302	$262,279	$89,715	$62,229	$151,944
Systems	16,468	105,023	121,491	32,688	93,836	126,524	37,554	110,589	148,143

Total revenue	191,176	234,236	425,412	201,665	187,138	388,803	127,269	172,818	300,087

Direct costs of revenue
Direct cost of services	81,051	89,926	170,977	85,711	66,516	152,227	35,318	48,804	84,122
Direct cost of systems	13,241	89,957	103,198	14,406	84,207	98,613	10,608	91,503	102,111

Total Direct Costs	94,292	179,883	274,175	100,117	150,723	250,840	45,926	140,307	186,233

Gross profit
Services gross profit	93,657	39,287	132,944	83,266	26,786	110,052	54,397	13,425	67,822
Systems gross profit	3,227	15,066	18,293	18,282	9,629	27,911	26,946	19,086	46,032

Total Gross Profit	$96,884	$54,353	$151,237	$101,548	$36,415	$137,963	$81,343	$32,511	$113,854

	2011	2010	2009
Total segment gross profit	$151,237	$137,963	$113,854
Research and development expense	(37,098)	(30,074)	(22,351)
Sales and marketing expense	(29,394)	(23,880)	(15,967)
General and administrative expense	(46,218)	(37,175)	(35,387)
Depreciation and amortization of property and equipment	(12,135)	(9,758)	(6,035)
Amortization of acquired intangible assets	(5,535)	(4,664)	(870)
Interest expense	(7,283)	(9,225)	(1,794)
Amortization of debt issuance expenses	(798)	(750)	(401)
Patent-related gains, net of expenses	—	—	15,700
Provision for income taxes	(5,412)	(8,147)	(18,795)
Other income (expense), net	(360)	1,589	315

Net income	$7,004	$15,879	$28,269

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements — (Continued)

(amounts in thousands, except share and per share data)

22.    Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for 2011 and 2010. The quarterly information has not been audited, but in our opinion, includes all normal recurring adjustments, which are, in the opinion of the management, necessary for fair statement of the results of the interim periods.

	2011
	quarters
	(unaudited)
	First	Second	Third	Forth
Revenue	$90,366	$100,679	$112,620	$121,747

Gross profit	$36,594	$38,073	$37,306	$39,264

Net income	$2,059	$2,063	$1,841	$1,041

Earnings per share — basic	$0.04	$0.04	$0.03	$0.02

Earnings per share — diluted[1]	$0.04	$0.03	$0.03	$0.02

1	Shares issuable via the convertible notes are included if dilutive, in which case tax-effected interest expense on the debt is excluded from the determination of earnings per share — diluted, for all the periods reported in 2011 the shares issuable via the convertible notes were dilutive were excluded in determining earnings per share.

	2010
	quarters
	(unaudited)
	First		Second	Third		Forth
Revenue	$90,917		$92,662	$102,949		$102,275

Gross profit	$33,549		$33,188	$36,739		$34,487

Net income	$5,010		$3,095	$4,322		$3,452

Earnings per share — basic	$0.10		$0.06	$0.08		$0.06

Earnings per share — diluted	$0.08	[1]	$0.06	$0.08	[1]	$0.06

1	Shares issuable via the convertible notes are included if dilutive, in which case tax-effected interest expense on the debt is excluded from the determination of earnings per share – diluted. For the first and third quarters the shares issuable via the convertible notes were dilutive and the tax-effected interest expense of $0.7 million and $0.8 million, respectively, was included in determining earnings per share.

23.    Commitments and Contingencies

Some customers may seek indemnification under their contractual arrangements with the Company for costs associated with defending lawsuits alleging infringement of certain patents through the use of our products and services, and the use of our products and services in combination with products and services of other vendors. In some cases we have agreed to assume the defense of the case. In others, the Company will continue to negotiate with these customers in good faith because the Company believes its technology does not infringe the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. The Company cannot currently predict the outcome of these matters and the resolutions could have a material effect on our consolidated results of operations, financial position or cash flows.

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

	Name	Title	Date

/s/	MAURICE B. TOSÉ Maurice B. Tosé	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 7, 2012

/s/	THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial Officer) and Director	March 7, 2012

/s/	JAMES M. BETHMANN James M. Bethmann	Director	March 7, 2012

/s/	JAN C. HULY Jan C. Huly	Director	March 7, 2012

/s/	A. REZA JAFARI A. Reza Jafari	Director	March 7, 2012

/s/	JON B. KUTLER Jon B. Kutler	Director	March 7, 2012

/s/	WELDON H. LATHAM Weldon H. Latham	Director	March 7, 2012

/s/	RICHARD A. YOUNG Richard A. Young	Executive Vice President, Chief Operating Officer and Director	March 7, 2012

EXHIBIT INDEX

Exhibit Numbers	Description

4.1	Amended and Restated Articles of Incorporation. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.2	Second Amended and Restated Bylaws. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.3	Form of Class A Common Stock certificate. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))

4.4	Indenture dated as of November 16, 2009, by and between the Company and The Bank of New York Mellon Trust Company, as Trustee (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.1†	Form of Indemnification Agreement. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))

10.2†	Fourth Amended and Restated 1997 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2004 Annual Meeting of stockholders as filed with the SEC on June 17, 2004 (No. 000-30821))

10.3†	First Amended and Restated Employee Stock Purchase Plan. (Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-136072))

10.4†	401(k) and Profit Sharing Plan of the Company dated January 1, 1999. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51656))

10.5	Deed of Lease by and between Annapolis Partner, LLC and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.6†	Form of Incentive Stock Option Agreement

10.7†	Form of Non-Qualified Stock Option Agreement

10.8†	Form of Restricted Stock Grant Agreement

10.9†	Fifth Amended and Restated 1997 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2007 Annual Meeting of stockholders as filed with the SEC on April 30, 2007 (No. 000-30821))

10.10†	Employment Agreement dated February 1, 2010, by and between the Company and Richard A. Young (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.11†	Employment Agreement dated February 1, 2010, by and between the Company and Thomas M. Brandt, Jr. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.12†	Employment Agreement dated February 1, 2010, by and between the Company and Drew A. Morin (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.13†	Employment Agreement dated February 1, 2010, by and between the Company and Timothy J. Lorello (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.14	Loan and Security Agreement by and between the Company and its principal subsidiaries, Longhorn Acquisition, LLC, Solvern Innovations, Inc., Quasar Acquisition, LLC, and Networks in Motion, Inc., and Silicon Valley Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 7, 2010)

10.15	Agreement and Plan of Merger dated November 25, 2009 by and among the Company, Networks in Motion, Inc., Olympus Merger Sub Inc., and G. Bradford Jones, as Stockholders’ Representative (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 15, 2009)

Exhibit Numbers	Description

10.16	Purchase Agreement dated as of November 10, 2009, by and among the Company and Oppenheimer & Co. Inc. and Raymond James & Associates, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.19	Convertible Bond Hedging Transaction Confirmation dated November 10, 2009, by and between the Company and Royal Bank of Canada (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.20	Confirmation of Warrants dated November 10, 2009, by and between the Company and Deutsche Bank AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.21	Confirmation of Warrants dated November 10, 2009, by and between the Company and Société Générale (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.22	Confirmation of Warrants dated November 10, 2009, by and between the Company and Royal Bank of Canada (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.23	Convertible Bond Hedging Transaction Confirmation dated November 11, 2009, by and between the Company and Deutsche Bank AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.24	Convertible Bond Hedging Transaction Confirmation dated November 11, 2009, by and between the Company and Société Générale (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.25	Confirmation of Warrants dated November 11, 2009, by and between the Company and Deutsche Bank AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.26	Confirmation of Warrants dated November 11, 2009, by and between the Company and Société Générale (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.27	Joinder, Assumption and First Amendment to Loan and Security Agreement dated March 4, 2011 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.28†	Amended and Restated Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2010 Annual Meeting of stockholders as filed with the SEC on April 30, 2010 (No. 000-30821))

10.29†	Second Amended and Restated Employee Stock Purchase Plan. (Incorporated by reference to the Company’s definitive proxy statement for its 2010 Annual Meeting of stockholders as filed with the SEC on April 30, 2010 (No. 000-30821)

12.1	Supplemental Financial Statement Schedule II

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Numbers	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract, compensatory plans or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.