Form 10-Q
period 2012-03-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2012-04-30
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares outstanding as of April 24, 2012
Class A Common Stock, par value $0.01 per share	52,361,155
Class B Common Stock, par value $0.01 per share	5,347,769

Total Common Stock Outstanding	57,708,924

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,105	$40,898
Marketable securities	17,188	19,232
Accounts receivable, net of allowance of $370 in 2012 and $368 in 2011	58,539	64,716
Unbilled receivables	31,006	31,247
Inventory	8,309	7,143
Deferred tax assets	8,861	8,602
Deferred project costs and other current assets	15,294	16,158

Total current assets	173,302	187,996

Property and equipment, net of accumulated depreciation and amortization of $63,162 in 2012 and $59,736 in 2011	58,275	53,506
Software development costs, net of accumulated amortization of $32,810 in 2012 and $30,012 in 2011	28,445	31,151
Acquired intangible assets, net of accumulated amortization of $13,100 in 2012 and $11,726 in 2011	30,301	31,675
Goodwill	176,750	176,477
Other assets	7,683	8,834

Total assets	$474,756	$489,639

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$41,442	$44,877
Accrued payroll and related liabilities	8,393	16,990
Deferred revenue	17,796	14,358
Current portion of bank borrowings and capital lease obligations	18,903	24,761

Total current liabilities	86,534	100,986

Notes payable and capital lease obligations, less current portion	123,257	125,491
Deferred tax liabilities	7,234	7,017
Other liabilities	4,321	5,396

Stockholders’ equity:
Class A Common Stock; $0.01 par value: Authorized shares - 225,000,000; issued and outstanding shares of 52,359,997 in 2012 and 51,998,089 in 2011	524	521
Class B Common Stock; $0.01 par value: Authorized shares - 75,000,000; issued and outstanding shares of 5,347,769 in 2012 and 5,347,769 in 2011	53	53
Additional paid-in capital	328,722	325,744
Accumulated other comprehensive income	81	32
Accumulated deficit	(75,970)	(75,601)

Total stockholders’ equity	253,410	250,749

Total liabilities and stockholders’ equity	$474,756	$489,639

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue
Services	$72,348	$74,802
Systems	27,687	15,564

Total revenue	100,035	90,366
Direct costs of revenue
Direct cost of services revenue	44,241	41,707
Direct cost of systems revenue	21,404	12,065

Total direct cost of revenue	65,645	53,772

Services gross profit	28,107	33,095
Systems gross profit	6,283	3,499

Total gross profit	34,390	36,594
Operating expenses
Research and development expense	8,662	8,543
Sales and marketing expense	7,505	7,350
General and administrative expense	12,367	10,566
Depreciation and amortization of property and equipment	3,439	3,099
Amortization of acquired intangible assets	1,374	1,325

Total operating expenses	33,347	30,883
Income from operations	1,043	5,711
Interest expense	(1,642)	(1,920)
Amortization of deferred financing fees	(188)	(187)
Other income, net	104	35

Net income (loss) before income taxes	(683)	3,639
Benefit (provision) for income taxes	314	(1,580)

Net income (loss)	$(369)	$2,059

Net income (loss) per share-basic	$(0.01)	$0.04

Net income (loss) per share-diluted	$(0.01)	$0.04

Weighted average shares outstanding-basic	57,572	55,530
Weighted average shares outstanding-diluted	57,572	57,837

Comprehensive income (loss)	$(320)	$2,042

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$(369)	$2,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,439	3,099
Amortization of capitalized software development costs	2,798	2,551
Stock based compensation expense	2,807	2,581
Deferred tax provision (benefit)	(314)	1,579
Amortization of acquired intangible assets	1,374	1,325
Amortization of investment premiums and accretion of discounts, net	132	—
Amortization of deferred financing fees	188	187
Other non-cash adjustments	1,143	1,698
Changes in operating assets and liabilities:
Accounts receivable, net	6,212	(9,018)
Unbilled receivables	241	8,957
Inventory	(1,166)	(324)
Deferred project costs and other current assets	864	(1,647)
Other assets	963	233
Accounts payable and accrued expenses	(4,653)	(11,110)
Accrued payroll and related liabilities	(8,549)	(642)
Deferred revenue	3,438	1,415
Other liabilities	(1,075)	(550)

Subtotal - Changes in operating assets and liabilities	(3,725)	(12,686)

Net cash provided by operating activities	7,473	2,393
Investing activities:
Acquisitions, net of cash acquired	—	(16,376)
Earnout payment related to 2009 acquisition	—	(3,213)
Purchases of marketable securities	(862)	(9,952)
Proceeds from sale and maturity of marketable securities	2,823	7,683
Purchases of property and equipment	(6,289)	(5,268)
Capitalized software development costs	(92)	(978)

Net cash used in investing activities	(4,420)	(28,104)
Financing activities:
Payments on bank borrowings and capital lease obligations	(13,471)	(3,624)
Proceeds from bank and other borrowings	3,500	—
Proceeds from exercise of employee stock options and sale of stock	125	509

Net cash used in investing activities	(9,846)	(3,115)

Net decrease in cash	(6,793)	(28,826)
Cash and cash equivalents at the beginning of the period	40,898	45,220

Cash and cash equivalents at the end of the period	$34,105	$16,394

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(amounts in thousands, except share and per share amounts)

(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2011 Annual Report on Form 10-K. The terms “TCS”, “Company”, “we”, “us” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

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

Earnings per share. Basic income per common share is based upon the average number of shares of common stock outstanding during the period. At March 31, 2012 and 2011, stock options to purchase approximately 17.3 million and 6.8 million shares, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

At March 31, 2012 and 2011, shares issuable upon conversion of convertible debt were excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. Concurrent with the issuance of the convertible notes the Company entered into convertible note hedge and warrant transactions. If the Company’s share price is greater than $12.74 per share for any period presented, the warrants would be dilutive to the Company’s earnings per share. If the Company’s share price is greater than $10.35 then the note hedge would be anti-dilutive to the Company’s earnings. For the three-months ended March 31, 2012 and 2011, the Company’s share price was less than the warrant exercise price of $12.74 therefore no value was assigned as anti-dilutive in the table below.

The following table summarizes the computations of basic and diluted earnings per share for the quarters ended March 31 (in thousands):

	2012	2011
Denominator:
Total basic weighted-average common shares outstanding	57,572	55,530
Effect of dilutive stock options based on treasury stock method	—	2,307

Weighted average diluted shares	57,572	57,837

Basic earnings per common share:

Net income (loss) per share - basic	$(0.01)	$0.04

Diluted earnings per common share:
Net income (loss) per share-diluted	$(0.01)	$0.04

Recent Accounting Pronouncements.

There have been no significant developments in recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2011 Annual Report on form 10-K.

2.	Acquisitions

January 31, 2011, the Company completed the acquisition of the outstanding units of Trident Space & Defense, LLC (“Trident”). The purchase price was $29,460 comprised of $17,190 paid in cash and 3.0 million shares in the Company’s Class A Common Stock valued at $12,270.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Assets:
Cash	$1,124
Accounts receivable	2,400
Other current assets	5,637
Deferred income taxes	506
Property and equipment	89
Acquired intangible assets	8,947
Other long-term assets	5,413
Accounts payable and accrued expenses	(3,090)
Accrued payroll and related liabilities	(616)
Deferred revenue	(2,188)
Other liabilities	(6,369)

Total net assets	11,853
Goodwill	17,607

Net assets acquired	$29,460

The Consolidated Balance Sheets as of March 31, 2012 reflects this final allocation. Trident’s operating results are reflected in the Company’s consolidated financial statements and are integrated into the Government Segment.

3.	Stock- Based Compensation

The Company had 1,285 and 603 restricted stock units outstanding at a weighted-average fair value of $4,166 and $2,626 as at March 31, 2012 and 2011, respectively. Share-based compensation expense is recognized on a straight line basis, for only those shares expected to vest over the requisite service period of the awarded, which is generally the vesting over one year for directors and vest in annual increments over three years for executives conditional on continued employment.

The Company had 17,109 and 16,852 stock options outstanding as at March 31, 2012 and 2011, respectively. During the first quarter of 2012, the Company granted 1,618 options and had exercises of 50 options. Share-based compensation expense is recognized on a straight line basis, net of any estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the awarded, which is generally 5 years.

The Company recognized total share-based compensation costs of $2,807 and $2,581 in the three-months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and 2011, the Company had $12,957 and $22,034 of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.5 years, respectively.

4.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $1,879 and $1,089 during the three-months ended March 31, 2012 and 2011, respectively.

Interest paid totaled $517 and $642 during the three-months ended March 31, 2012 and 2011, respectively.

Income taxes and estimated state income taxes paid totaled $494 during the three-months ended March 31, 2012 and income taxes and estimated state income taxes refunded totaled $196 during the three-months ended March 31, 2011.

5.	Marketable Securities

The following is a summary of available-for-sale marketable securities at March 31, 2012:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$14,273	$69	$—	$14,342
Mortgage-backed and asset-backed securities	2,349	1	(4)	2,346
Agency bonds	500	—	—	500

Total marketable securities	$17,122	$70	$(4)	$17,188

The following table summarizes the original cost and estimated fair value of available-for-sale marketable securities by contractual maturity at March 31, 2012:

	Original Cost	Fair Value
Due within 1 year or less	$9,967	$9,578
Due within 1-2 years	6,318	6,180
Due within 2-3 years	1,436	1,430

	17,721	$17,188

6.	Fair Value Measurements

Our population of assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows:

	Fair Value Total	Fair Value Measurements Using Fair Value Hierarchy
As of March 31, 2012		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$34,105	$34,105	$—	$—
Corporate bonds	14,342	14,342
Mortgage-backed and asset-backed securities	2,346	2,346
Agency bonds	500	500	—	—

Marketable securities	17,188	17,188	—	—
Deferred compensation plan investments	583	583	—	—

Assets at fair value	$51,876	$51,876	$—	$—

Liabilities:
Contractual acquisition earnouts	$3,634	$—	$—	$3,634
Deferred compensation	302	302	—	—

Liabilities at fair value	$3,936	$302	$—	$3,634

	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
As of December 31, 2011	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$40,898	$40,898	$—	$—
Corporate bonds	9,267	9,267	—	—
Mortgage-backed and asset-backed securities	7,001	7,001	—	—
Agency bonds	2,964	2,964	—	—

Marketable securities	19,232	19,232	—	—
Deferred compensation plan investments	657	657	—	—

Assets at Fair Value	$60,787	$60,787	$—	$—

Liabilities:
Contractual acquisition earnouts	$3,580	$—	$—	$3,580
Deferred compensation	440	440	—	—

Liabilities at Fair Value	$4,020	$440	$—	$3,580

The Company holds marketable securities that are investment grade and are classified as available-for-sale. The securities include corporate bonds, commercial paper, government bonds, mortgage and asset backed securities that are carried at fair market value based on quoted market prices, see Note 5.

The Company holds trading securities as part of a rabbi trust to fund certain supplemental executive retirement plans and deferred income plans. The funds held are all managed by a third party and include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market. The related deferred compensation liabilities are valued based on the underlying investment selections held in each participant’s account.

The contractual acquisition earnouts were part of the consideration paid for certain 2009 acquisitions. The fair value of the earnouts is based on probability-weighted payouts under different scenarios, discounted using a discount rate commensurate with the risk. The following table provides a summary of the changes in the Company’s contractual acquisition earnouts measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three-months ended March 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2012	$3,580
Fair value adjustment recognized in earnings	54

Balance at March 31, 2012	$3,634

The Company’s long-term debt consists of borrowings under a commercial bank term loan agreement and 4.5% convertible senior notes, see Note 12. At March 31, 2012, the estimated fair value of the Company’s long-term debt, including the current portion, was $115,700 versus a carrying value of $124,500. At March 31, 2011, the estimated fair value of the Company’s long-term debt, including the current portion, approximated its carrying value of $143,833. The estimated fair value is based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be impaired. For the three-months ended March 31, 2012 and 2011, there were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis.

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

Management evaluates segment performance based on gross profit. The following table sets forth a reconciliation of segment gross profit to net income for the respective periods is also included below:

	Three Months Ended March 31,
	2012			2011
	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$39,035	$33,313	$72,348	$44,227	$30,575	$74,802
Systems	4,162	23,525	27,687	4,747	10,817	15,564

Total revenue	43,197	56,838	100,035	48,974	41,392	90,366

Direct costs of revenue
Direct cost of services	19,030	25,211	44,241	19,859	21,848	41,707
Direct cost of systems	3,049	18,355	21,404	3,164	8,901	12,065

Total direct costs of revenue	22,079	43,566	65,645	23,023	30,749	53,772

Gross profit
Services gross profit	20,005	8,102	28,107	24,368	8,727	33,095
Systems gross profit	1,113	5,170	6,283	1,583	1,916	3,499

Total gross profit	$21,118	$13,272	$34,390	$25,951	$10,643	$36,594

	Three Months Ended March 31,
	2012	2011
Total segment gross profit	$34,390	$36,594
Research and development expense	(8,662)	(8,543)
Sales and marketing expense	(7,505)	(7,350)
General and administrative expense	(12,367)	(10,566)
Depreciation and amortization of property and equipment	(3,439)	(3,099)
Amortization of acquired intangible assets	(1,374)	(1,325)
Interest expense	(1,642)	(1,920)
Amortization of deferred finance fees	(188)	(187)
Other income, net	104	35

Income (loss) before income taxes	(683)	3,639
Benefit (provision) for income taxes	314	(1,580)

Net income (loss)	$(369)	$2,059

8.	Inventory

Inventory consisted of the following:

	March 31, 2012	December 31, 2011
Component parts	$2,921	$5,895
Finished goods	5,388	1,248

Total inventory	$8,309	$7,143

9.	Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development costs consisted of the following:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired intangible assets:
Customer lists and other	$21,899	$6,253	$15,646	$21,899	$5,596	$16,303
Customer relationships	20,138	6,174	13,964	20,138	5,502	14,636
Trademarks and patents	1,364	673	691	1,364	628	736
Software development costs, including acquired technology	61,255	32,810	28,445	61,163	30,012	31,151

Total acquired intangible assets and software dev. costs	$104,656	$45,910	$58,746	$104,564	$41,738	$62,826

Estimated future amortization expense:
Nine-months ending December 31, 2012	$12,572
Year ending December 31, 2013	16,655
Year ending December 31, 2014	12,903
Year ending December 31, 2015	4,560
Year ending December 31, 2016	4,258
Thereafter	7,798

$58,746

For the three-months ended March 31, 2012 and 2011, we capitalized $1,239 and $978, respectively, of software development costs for certain software projects after the point of technological feasibility had been reached but before the software was available for general release. Accordingly, these costs have been capitalized and are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

We routinely update our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.

The carrying amount of goodwill is as follows:

	Commercial Segment	Government Segment	Total
Balance as of December 31, 2011	$122,454	$54,023	$176,477
Reclassification, adjustments and other	—	273	273

Balance as of March 31, 2012	$122,454	$54,296	$176,750

The reclassifications, adjustments and other in the first quarter of 2012 relate to the finalization of the 2011 Trident purchase price allocation.

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

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total Revenue For the Three Months Ended March 31,
Customer	Segment	2012	2011
U.S. Government	Government	32%	23%
Customer A	Commercial	16%	21%
Customer B	Commercial	10%	12%

		As of March 31, 2012
Customer	Segment	Accounts Receivable	Unbilled Receivables
U.S. Government	Government	30%	44%
Customer A	Commercial	11%	26%
Customer B	Commercial	< 10%	<10%

11.	Lines of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. Our present loan agreement provides for a $35,000 revolving line of credit (the “Line of Credit”) available through June 2012. Discussions with our banks about extension of our facilities are in progress. Our potential borrowings under the Line of Credit are reduced by a cash management services sublimit which totaled $1,585 at March 31, 2012.

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

As of March 31, 2012 and December 31, 2011, we had $3,500 and $9,500 of borrowings on the line of credit and we had approximately $29,900 and $24,000, respectively, of unused borrowing availability under this line of credit.

12.	Long-term Debt

Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
4.5% Convertible notes	$103,500	$103,500
Term loan from commercial bank	21,000	23,333

Total long-term debt	124,500	126,833

Less: current portion	(9,333)	(9,333)

Non-current portion of long-term debt	$115,167	$117,500

Aggregate maturities of long-term debt (including interest) at March 31, 2012 are as follows:

2012	$12,261
2013	14,428
2014	112,885

Total long-term debt	$139,574

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

We have a $40 million five year commercial bank term loan (the “Term Loan”), which matures June 30, 2014. The Company initially drew $30 million of the term funds available on December 31, 2009 and drew the remaining $10 million available balance on September 30, 2010. The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to the rate which is 0.5% plus the greater of (i) 4% per annum, or (ii) the bank’s prime rate (3.25% at March 31, 2012). The principal amount outstanding under the Term Loan is payable in sixty equal monthly installments of principal of $0.6 million beginning January 2010 through June 2014 plus an additional forty-five equal monthly installments of principal of $0.2 million beginning October 2010 through June 2014. Interest is payable on a monthly basis.

Our bank Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that require (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Borrowers, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of its business or property; to change its business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber its property; to pay dividends or other distributions or enter into material transactions with an affiliate. As of March 31, 2012, we were in compliance with the covenants related to the Loan Agreement.

13.	Capital leases

We lease certain equipment under capital leases. Capital leases are collateralized by the leased assets. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at March 31, 2012:

2012	$5,162
2013	5,520
2014	3,019
2015	1,365
2016	112

Total minimum lease payments	15,178
Less: amounts representing interest	(1,018)

Present value of net minimum lease payments (including current portion of $6,070)	$14,160

14.	Income taxes

The benefit (provision) for income taxes for the three-months ended March 31, 2012 and 2011, respectively, totaled $314 and $(1,580). The effective tax rate was 45.9% for the three-months ended March 31, 2012.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

15.	Comprehensive income (loss)

Comprehensive income (loss) is the total of net income (loss) plus other comprehensive income (loss), which consists of revenue, expenses, gains and losses that under GAAP are included as a component of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) consists of unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments, which were immaterial for the periods presented.

Components of comprehensive income (loss) consisted of the following at March 31:

	2012	2011
Net income (loss)	$(369)	$2,059
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities
Arising during the period	46	(34)
Reclassification to net income (loss)	3	17

Net unrealized gain (loss)	49	(17)

Total other comprehensive income (loss)	49	(17)

Comprehensive income (loss)	$(320)	2,042

16.	Commitments and Contingencies

Some customers seek indemnification under their contractual arrangements with the Company for costs associated with defending lawsuits alleging infringement of certain patents through the use of our products and services, and the use of our products and services in combination with products and services of other vendors. In some cases we have agreed to assume the defense of the case. In others, the Company will continue to negotiate with these customers in good faith because the Company believes its technology does not infringe the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. The Company cannot currently predict the outcome of these matters and the resolutions could have a material effect on our consolidated results of operations, financial position or cash flows.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

17.	Subsequent Event

Subsequent to March 31, 2012, the Company received notice from a navigation application customer that it intends to adjust pricing for TCS services effective in early May and negotiations are continuing. Management considers this to be an indicator that the Company should evaluate the long-lived assets (including goodwill and other intangibles) associated with the Company’s 2009 acquisition of Networks In Motion for potential impairment. The Company is currently in the process of estimating the fair value of the navigation reporting unit and preparing the related impairment analysis. The results of this analysis will indicate whether and how much non-cash impairment of the Company’s goodwill and other intangibles may be recorded in the second quarter of 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that indemnification claims should not have a material effect on our results of operations; (b) regarding our expectations with regard to the notes hedge transactions; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months, (d) relating to our backlog, (e) that we believe that capitalized software development costs will be recoverable from future gross profits (f) regarding our belief that we were in compliance with our loan covenants and that we believe that we will continue to comply with these covenants, (g) regarding our expectations with regard to income tax assumptions and future stock based compensation expenses, (h) regarding our assumptions related to goodwill, (i) that a significant underperformance relative to historical or projected future operating results, significant change in the manner of our use of acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired, (j) that we believe our intellectual property represented by patents is a valuable asset which will contribute positively to our results of operations, (k) relating to our R&D spending, (l) that we believe we should not incur any material liabilities from customer indemnification requests, and (m) that we received notice from a navigation application customer that it intends to adjust pricing for TCS services and that this may cause us to record an adjustment to the book value of our goodwill and other intangible assets.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified our most critical accounting policies and estimates to be those related to the following:

•	Revenue recognition,

•	Business combinations,

•	Acquired intangible assets,

•	Goodwill,

•	Stock compensation expense,

•	Marketable securities,

•	Software development costs, and

•	Income taxes,

•	Legal and other contingencies

We periodically analyze whether there are any indicators of impairment of our goodwill in accordance with GAAP. Subsequent to March 31, 2012, the Company received notice from a navigation application customer that it intends to adjust pricing for TCS services effective in early May and negotiations are continuing. Management considers this to be an indicator that the Company should evaluate the long-lived assets (including goodwill and other intangibles) associated with the Company’s 2009 acquisition of Networks In Motion for potential impairment. The Company is currently in the process of estimating the fair value of the navigation reporting unit and preparing the related impairment analysis. The results of this analysis will indicate whether and how much non-cash impairment of the Company’s goodwill and other intangibles may be recorded in the second quarter of 2012. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our 2011 Form 10-K.

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

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations. You should read this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with Item 1A “Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K as well as the unaudited interim consolidated financial statements and the notes thereto located elsewhere in this Form 10-Q.

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

Results of Operations

The comparability of our operating results in the first quarter of 2012 to the first quarter of 2011 is effected by our 2011 acquisition of Trident which occurred on January 31, 2011. Where changes in our results of operations from the first quarter of 2012 compared to the first quarter of 2011 are clearly related to this acquisition, such as revenue and increases in amortization of intangibles, we quantify the effects. This acquisition did not result in our entry into a new line of business or product category since it added products and services similar to those provided by our Government Segment.

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments:

Government Segment

			2012 vs. 2011
($ in millions)	2012	2011	$	%

Services revenue	$33.3	$30.6	$2.7	9%
Systems Revenue	23.5	10.8	12.7	118%

Total Government Segment Revenue	56.8	41.4	15.4	37%

Direct cost of services	25.2	21.9	3.3	15%
Direct cost of systems	18.3	8.9	9.4	106%

Total Government Segment cost of revenue	43.5	30.8	12.7	41%

Services gross profit	8.1	8.7	(0.6)	(7%)
Systems gross profit	5.2	1.9	3.3	174%

Total Government Segment gross profit[1]	$13.3	$10.6	$2.7	25%

Segment gross profit as a percentage of revenue	23%	26%

[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements.

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue is generated from professional communications engineering and field support, cyber security training, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite, including resale of satellite airtime. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods. Government services revenue increased $2.7 million, or 9% for the three-months ended March 31, 2012 as compared to the three-months ended March 31, 2011, as a result of new and expanded-scope contracts for professional services, satellite airtime services using our teleport facilities, and maintenance and field support.

Direct cost of government services revenue consists of compensation, benefits and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs increased as a result of the increased volume of services.

Our gross profit from government services decreased $0.6 million, or 7% in the first quarter of 2012 compared to the first quarter of 2011. Government services gross profit was 24% and 29% of government services revenue first quarter of 2012 and 2011, respectively.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from selling secure wireless communication systems, primarily deployable satellite-based and line-of-sight deployable systems, and integration of these systems into customer networks. These are largely variations on our SwiftLink products, which are lightweight, secure, deployable communication kits, sold mainly to units of the U.S. Department of Defense and other federal agencies. Since our 2011 acquisition of Trident our government systems revenue also includes electronic components. Government systems sales increased $12.7 million, or 118% in the first quarter of 2012 as compared the first quarter of 2011, reflecting increased sales volume of deployable communications systems in part due to the timing of government project funding and a full quarter of Trident systems component sales.

The cost of our government systems revenue consists of purchased system components, compensation and benefits, the costs of third-party contractors, and travel. These costs have varied over the periods as a direct result of changes in volume. These equipment and third-party costs are variable for our different products, so that margins fluctuate between periods based on pricing and product mix.

Our government systems gross profit increased $3.3 million, or 174% in the first quarter of 2012 compared to the first quarter of 2011. First quarter 2012 government systems gross profit was 22% of government systems revenue versus 18% in the first quarter of 2011, due to higher sales volume.

Commercial Segment

			2012 vs. 2011
($ in millions)	2012	2011	$	%

Services revenue	$39.0	$44.2	$(5.2)	(12%)
Systems Revenue	4.2	4.8	(0.6)	(13%)

Total Commercial Segment Revenue	43.2	49.0	(5.8)	(12%)

Direct cost of services	19.0	19.8	(0.8)	(4%)
Direct cost of systems	3.1	3.2	(0.1)	(3%)

Total Commercial Segment cost of revenue	22.1	23.0	(0.9)	(4%)

Services gross profit	20.0	24.4	(4.4)	(18%)
Systems gross profit	1.1	1.6	(0.5)	(31%)

Total Commercial Segment gross profit[1]	$21.1	$26.0	$(4.9)	(19%)

Segment gross profit as a percentage of revenue	49%	53%

[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements.

Overall, our commercial revenue from public safety 9-1-1 related business has trended upward as revenue shares from carrier-branded applications have trended down over recent quarters.

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Our commercial services revenue is generated from hosted wireless Location Based Service (“LBS”) applications, including turn-by-turn navigation, people-finder and asset tracker, and public safety E9-1-1 service for wireless and Voice over Internet Protocol (“VoIP”) service providers, and hosted wireless LBS infrastructure including Position Determining Entity (“PDE”) service. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Subscriber service revenue is generated by client software applications for wireless subscribers, generally on a per-subscriber per month basis. Hosted LBS service and E9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Service Answering Points (“PSAPs”), or the number of customer subscribers or sessions using our technology. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.

Commercial services revenue in the first quarter of 2012 decreased $5.2 million, or 12% compared to the first quarter of 2011 due mainly to evolving business models for carrier-branded wireless applications.

The direct cost of our commercial services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs for network operation centers and co-location facilities, and equipment and software maintenance. For the three-months ended March 31, 2012, the direct cost of commercial services revenue decreased $0.8 million, or 4% compared to the first quarter of 2011, reflecting a decrease in labor and direct costs related to custom development efforts responding to customer requests, and deployment requirements for wireless and VoIP E-9-1-1. The direct cost of services includes amortization of capitalized software development costs of $1.7 million in each of the three-months ended March 31, 2012 and 2011.

Commercial services gross profit in the first quarter of 2012 decreased $4.4 million, or 18% compared to the three-months ended March 31, 2011, reflecting the shifts in mix of business between public safety 9-1-1 and carrier-branded wireless applications.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems to wireless carriers incorporating our licensed software for enhanced services mainly for enablement of location-based wireless services and text messaging. Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks during the relevant period. As a carrier’s subscriber base or usage increases, the carrier must purchase additional capacity under its license agreement and we receive additional revenue. Also, during 2011, we launched Next Generation 9-1-1 technology, enabling the public to transmit text, images and video to PSAPs for increased reliability and precise wireless 9-1-1 communications, and began deployment of systems for initial customers.

Commercial systems revenue was down $0.6 million, or 13% lower for the three-months ended March 31, 2012 compared to the three-months ended March 31, 2011. Our newly launched Next Generation 9-1-1 technology contributed $1.4 million of new revenue during the first quarter of 2012 as compared to the first quarter of 2011. This additional revenue was offset by a decrease in our commercial systems revenue as a result of more of our carrier customers acquiring more location-based infrastructure on a hosted or managed services model rather than buy in-network systems.

The direct cost of commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, consulting fees as well as the amortization of acquired and capitalized software development costs. The direct cost of commercial systems decreased $0.1 million, or 3% in the first three months of 2012 as compared to the first three months of 2011, reflecting a decrease in labor and direct costs for customer-requested custom messaging and location-based system development projects. The direct cost of systems includes amortization of capitalized software development costs of $1.1 million and $0.9 million for the three-months ended March 31, 2012 and 2011, respectively.

Our commercial systems gross profit decreased $0.5 million, or 31% in the three-months ended March 31, 2012 versus the comparable period of 2011 based on lower revenue.

Revenue Backlog

As of March 31, 2012 and 2011, we had unfilled orders or backlog as follows:

	Three Months Ended March 31,		2012 vs. 2011
($ in millions)	2012	2011	$	%
Funded backlog:
Commercial Segment	$235.0	$224.3	$10.7	5%
Government Segment	179.8	83.8	96.0	115%

Total funded contract backlog	$414.8	$308.1	$106.7	35%

Total backlog:
Commercial Segment	$235.0	$224.3	$10.7	5%
Government Segment	996.2	896.7	99.5	11%

Total backlog of orders and commitments, including customer options	$1,231.2	$1,121.0	$110.2	10%

Backlog expected to be realized within next 12 months	$283.1	$177.5	$105.6	59%

Funded contract backlog represents contracts for which fiscal year funding has been appropriated by the company’s customers (mainly federal agencies), and for hosted services (mainly for wireless carriers), backlog for which is computed by multiplying the most recent month’s contract or subscription revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved. Company backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed and the other factors described in the Company’s Risk Factors as filed with the Securities and Exchange Commission from time to time. Some of the company’s backlog could be canceled for causes such as late delivery, poor performance and other factors. For example, the third quarter 2011 termination of the Military Sealift Command contract as a result of a protest resulted in a $315 million reduction in the Customer Option and Total Backlog amount. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months Ended March 31,		2012 vs. 2011
($ in millions)	2012	2011	$	%
Research and development expense	$8.7	$8.5	0.2	2%
Percent of total revenue	9%	9%

Our research and development (“R&D”) expense consists of compensation, benefits, and a proportionate share of facilities and corporate overhead as well as costs associated with using third-party laboratory and testing resources. We incur R&D costs to enhance existing packaged software products as well as to create new software products including software hosted in network operations centers. We expense such costs as they are incurred until technological feasibility has been reached and we believe that capitalized costs will be recoverable, upon which we capitalize and amortize them over the product’s expected life. Technological feasibility is established for our software products when a detailed program design is completed.

We incur R&D expense for software mainly used by commercial network operators and government customers. Throughout the reporting periods our R&D was primarily focused on investing in Next Generation 9-1-1, secure communications technology for government customers, and through network operations, the telematics supply chain and others. We continually assess our spending on R&D to ensure resources are focused on technology that is expected to achieve the highest level of success.

In addition to company deliverables, our research and development expenditures and acquisitions have yielded a portfolio of more than 210 patents, and more than 300 patent applications pending, primarily for wireless location technology. We believe that the intellectual property represented by these patents is a valuable asset that will contribute positively to our results of operations.

Sales and marketing expense:

	Three Months Ended March 31,		2012 vs. 2011
($ in millions)	2012	2011	$	%
Sales and marketing expense	$7.5	$7.4	$0.1	1%
Percent of total revenue	8%	8%

Our sales and marketing expenses include fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences including our annual SwiftLink Users Forum. We sell our solutions through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. Government primarily through direct sales professionals. Sales and marketing costs increased slightly in the first three-months of 2012 compared to the same period in 2011 reflecting expenditures for higher key trade event visibility.

General and administrative expense:

	Three Months Ended March 31,		2012 vs. 2011
($ in millions)	2012	2011	$	%
General and administrative expense	$12.4	$10.6	$1.8	17%
Percent of total revenue	12%	12%

General and administrative expense primarily represents management, finance, legal (including intellectual property management), human resources and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The $1.8 million, or 17% increase in the first quarter of 2012 compared to the first quarter of 2011 was due mainly to investments for process control, legal and professional costs associated with protection and monetization of intellectual property.

Depreciation and amortization of property and equipment:

	Three Months Ended March 31,		2012 vs. 2011
($ in millions)	2012	2011	$	%
Depreciation and amortization of property and equipment	$3.4	$3.1	$0.3	10%
Average gross cost of property and equipment during the period	$117.3	$99.4

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements, as well as amortization of capitalized software developed for internal use, including hosted applications. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets, generally five years for furniture, fixtures, and leasehold improvements to three to seven years for other types of assets including computers, software, and telephone equipment. Depreciation expense has increased year-over-year as a result of cumulative capital expenditures made over time. Our depreciable asset base increased in the first quarter of 2012 primarily as a result of additions to property and equipment of about $6.3 million.

Amortization of acquired intangible assets:

	Three Months Ended March 31		2012 vs. 2011
($ in millions)	2012	2011	$	%
Amortization of acquired intangible assets	$1.4	$1.3	$0.1	8%

The amortization of acquired intangible assets relates to our 2011 acquisition of the Trident operations, the 2009 LocationLogic, Networks In Motion, Solvern and Sidereal acquisitions and the 2004 Kivera acquisition. These assets are being amortized over their estimated useful lives of between four and nineteen years.

Interest expense:

	Three Months Ended March 31		2012 vs. 2011
($ in millions)	2012	2011	$	%
Interest expense incurred on bank and other notes payable	$0.2	$0.5	$(0.3)	(60)%
Interest expense incurred on 4.5% convertible notes financing	1.2	1.2	—	—
Interest expense incurred on capital lease obligations	0.2	0.2	—	—
Amortization of deferred financing fees	0.2	0.2	—	—

Total interest and financing expense	$1.8	$2.1	$(0.3)	(14)%

Interest expense is incurred on bank and other notes payable, convertible notes financing, and capital lease obligations. Financing expense reflects amortization of deferred up-front fees at the time of contracting for financing arrangements, which are being amortized over the term of the debt or the life of the facility.

Our interest and financing expense was lower in the first quarter of 2012 compared to the first quarter of 2011 as a result of the repayment of the 2009 NIM promissory note and lower average borrowing balance on our bank term loan. Amortization expense in both periods reflects proration of the 2009 bank term loan and convertible notes financing fees.

Interest on the bank term loan is at 0.5% plus the greater of (i) 4% per annum, or (ii) the bank’s prime rate, or an effective rate of 4.5% for the three-months ended March 31, 2012. Interest on our capital leases is primarily at stated rates averaging about 6% per annum. Interest on our line of credit borrowing is the greater of (i) 4% per annum, or (ii) the bank’s prime rate. Interest and fees on our line of credit in the three-months ended March 31, 2012 and 2011 was de minimis. Further details of our bank facility are provided under “Liquidity and Capital Resources.”

In November, 2009, the Company issued $103.5 million aggregate principal amount of 4.5% Convertible Senior Notes due in 2014. Interest on the notes is payable semiannually on November 1 and May 1 of each year, beginning May 1, 2010. The notes will mature on November 1, 2014, unless previously converted in accordance with their terms. The notes are TCS’s senior unsecured obligations and will rank equally with all of its present and future senior unsecured debt and senior to any future subordinated debt. The notes are structurally subordinate to all present and future debt and other obligations of TCS’s subsidiaries and will be effectively subordinate to all of TCS’s present and future secured debt to the extent of the collateral securing that debt. The notes are not redeemable by TCS prior to the maturity date.

In December 2009, we issued $40 million in promissory notes as part of the consideration paid for the acquisition of NIM. Interest on the NIM promissory notes was simple interest at 6%, and the notes were paid in full in three installments: $30 million paid December 15, 2010, $5 million paid on June 15, 2011, and the final installment of $5 million was paid on December 15, 2011.

Our capital lease obligations include interest at various amounts depending on the lease arrangement. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year. The interest cost of capital lease obligations was about the same in the first quarter of 2012 as the first quarter of 2011.

Other income/(expense), net:

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

Income taxes:

In the first quarter of 2012, we recorded a tax benefit of $0.3 million, representing an effective tax rate of 46%. Income tax expense was $1.6 million against pre-tax income of $3.6 million for the first quarter of 2011, representing an effective tax rate of 43%.

Net income (loss):

	Three Months Ended March 31,		2012 vs. 2011
($ in millions)	2012	2011	$	%
Net income (loss)	$(0.4)	$2.1	$(2.5)	(119)%

First quarter 2012 net income (loss) decreased $2.5 million, or 119% over the first quarter of 2012. The Company’s overall higher revenue was offset by higher direct cost of revenue and selling, general and administrative expenses, and other factors discussed above.

Liquidity and Capital Resources

	Three Months Ended March 31,		2012 vs. 2011
($ in millions)	2012	2011	$	%
Net cash and cash equivalents provided by/(used in):
Operating activities:
Net income (loss)	$(0.4)	$2.1	$(2.5)	(119)%
Non-cash charges	11.9	11.4	0.5	4%
Deferred income tax provision	(0.3)	1.6	(1.9)	118%
Net changes in working capital including changes in other assets	(3.7)	(12.7)	9.0	71%

Net operating activities	7.5	2.4	5.1	213%
Investing activities:
Acquisition, net of cash acquired	—	(16.4)	(16.4)	100%
Sales and maturities (purchases) of marketable securities, net	2.0	(2.2)	4.2	191%
Earnout payment related to 2009 acquisition	—	(3.2)	(3.2)	100%
Purchases of property and equipment	(8.2)	(6.4)	(1.8)	(28)%
Capital purchases funded through leases	1.9	1.1	0.8	73%

Purchases of property and equipment, net of assets funded through leases	(6.3)	(5.3)	(1.0)	(19)%
Capitalized software development costs	(0.1)	(1.0)	0.9	90%

Net investing activities	(4.4)	(28.1)	23.7	84%
Financing activities:
Payments on bank borrowings and capital leases	(13.5)	(3.6)	(9.9)	(275)%
Proceeds from bank borrowings	3.5	—	3.5	100%
Other financing activities	0.1	0.5	(0.4)	(80)%

Net financing activities	(9.9)	(3.1)	(6.8)	(219)%
Net change in cash and cash equivalents	$(6.8)	$(28.8)	$(22.0)	76%

Days revenue outstanding in accounts receivable including unbilled receivables	81	87

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by operations, debt and capital leases, and issuance of public equity.

Sources and uses of cash: At March 31, 2012, the Company’s cash and cash equivalents balance was $34.1 million and when added to marketable securities, our total liquid funds were $51.3 million. At the beginning of the quarter, cash and equivalents were $40.9 million, and when marketable securities were added, the total was $60.1 million.

Operations: Cash of $7.5 million was provided by operations during the first quarter of 2012, compared to $2.4 million cash generated by operations in the first quarter of 2011. The first quarter 2012 increase in working capital over the year end 2011 level was comprised of a decrease in accounts receivable and an increase in deferred revenue due to timing of percentage of completion projects, a decrease in accounts payable due to the timing of vendor payments under business agreement terms, and a decrease in accrued payroll and related liabilities to do the timing of payments.

Investing activities: First quarter of 2012 fixed asset additions, including software for internal use and excluding assets funded by leasing, was $6.3 million compared to $5.3 million in 2011. Also, first quarter investments in development of carrier software for resale which had reached the stage of development calling for capitalization were $0.1 million in 2012 and $1.0 million in 2011. The Company received a net $2.0 million from the sale and maturity of marketable securities compared to net cash investment of $2.2 million in marketable securities during the first quarter of 2011.

Financing activities: Financing activities during the first quarter of 2012 included $13.5 million of payments on bank borrowings and capital leasing, offset by $3.5 million of borrowing under our line of credit. Fixed assets acquired under capital leases cost $1.9 million and $1.1 million during the three-months ended March 31, 2012 and 2011, respectively.

Capital resources: We have a $35 million bank revolving Line of Credit facility through June 2012, with revolving credit borrowing available at the greater of (i) 4% per annum, or (ii) the bank’s prime rate, which was 3.25% per annum at March 31, 2012. As of March 31, 2012, $3.5 million was outstanding under our Line of Credit and we had approximately $30 million of unused borrowing availability. Borrowings at any time are limited to an amount based principally on the accounts receivable levels and working capital ratio, each as defined in the Line of Credit agreement. The Line of Credit available is also reduced by the amount of letters of credit outstanding and a cash management services sublimit, which was $1.6 million March 31, 2012.

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

We have a $40 million five year commercial bank term loan (the “Term Loan”), which matures June 30, 2014. The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate of 0.5% plus the greater of (i) 4% per annum, or (ii) the banks prime Rate (3.25% at March 31, 2012). The principal amount outstanding under the Term Loan is payable in sixty equal monthly installments of principal of $0.6 million beginning on January 29, 2010 through June 2014 plus an additional forty five equal monthly installments of principal of $0.2 million beginning October 31, 2010. Interest is payable on a monthly basis. Funds from the initial $30 million draw on the Term Loan were used primarily to retire a June 2009 term loan and funds from the additional $10 million drawn in September 2010 were used for general corporate purposes.

The Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that requires (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Company, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of their business or property; to change their business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber their property; to pay dividends or other distributions or enter into material transactions with an affiliate of the Company. As of March 31, 2012, we were in compliance with the covenants related to the Loan Agreement, and we believe we will continue to comply with these covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to modify our financing arrangements, but there can be no assurance that lenders would not exercise their rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

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

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have a bank line of credit arrangement through June 2012 and discussions with our bank about extension of our facilities are in progress. We also have borrowing capacity available to us under a capital lease facility. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Contractual Commitments

As of March 31, 2012, our most significant commitments consisted term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. Contractual acquisition earnouts consist of contingent consideration included as part of the purchase price allocation of certain acquisitions. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of March 31, 2012 our commitments consisted of the following:

($ in millions)	Within 12 Months	1-3 Years	3-5 Years	More than 5 Years	Total
4.5% Convertible notes obligation	$4.7	$112.8	$—	$—	$117.5
Operating lease	7.0	14.8	5.3	—	27.1
Commercial bank debt	10.1	12.0	—	—	22.1
Capital lease obligations	6.7	7.5	1.0	—	15.2
Purchase obligations	17.8	0.2	—	—	18.0
Contractual acquisition earnouts	3.6	—	—	—	3.6

Total contractual commitments	$49.9	$147.3	$6.3	$—	$203.5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2011 Annual Report on Form 10-K.

Foreign Currency Risk

For the three-months ended March 31, 2012, we generated $11.0 million of revenue outside the U.S, mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of March 31, 2012, we had approximately $1.8 million of billed accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During the first quarter of 2012, our average receivables subject to foreign currency exchange risk was $0.1 million and our average deferred revenue balances subject to foreign currency exchange risk was immaterial. We had an average balance of $0.1 million of unbilled receivables denominated in foreign currency during the first quarter of 2012. We recorded immaterial transaction gains or losses on foreign currency denominated receivables and deferred revenue for the three-months ended March 31, 2012.

There have not been any other material changes to our foreign currency risk as described in Item 7A of our 2011 Annual Report on Form 10-K.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2012.

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

Item 1A.	Risk Factors

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine and Safety Disclosures

None.

Item 5.	Other Information

(a) None

(b) None.

Item 6.	Exhibits

Exhibit Numbers	Description

31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2012.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ MAURICE B. TOSÉ
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MAURICE B. TOSÉ	Chairman, President and Chief Executive Officer
Maurice B. Tosé April 30, 2012	(Principal Executive Officer)

/s/ THOMAS M. BRANDT, JR.	Senior Vice President and Chief Financial Officer
Thomas M. Brandt, Jr. April 30, 2012	(Principal Financial Officer)