Form 10-Q
period 2012-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2012-08-06
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30821

TELECOMMUNICATION SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-1526369
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 West Street, Annapolis, MD	21401
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares outstanding as of July 31, 2012
Class A Common Stock, par value $0.01 per share	52,549,801
Class B Common Stock, par value $0.01 per share	5,347,769

Total Common Stock Outstanding	57,879,570

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,752	$40,898
Marketable securities	15,896	19,232
Accounts receivable, net of allowance of $366 in 2012 and $368 in 2011	60,760	64,716
Unbilled receivables	20,273	31,247
Inventory	11,129	7,143
Deferred tax assets	9,159	8,602
Deferred project costs and other current assets	20,737	16,158

Total current assets	183,706	187,996
Property and equipment, net of accumulated depreciation and amortization of $65,162 in 2012 and $59,736 in 2011	49,803	53,506
Software development costs, net of accumulated amortization of $23,867 in 2012 and $30,012 in 2011	14,984	31,151
Acquired intangible assets, net of accumulated amortization of $7,611 in 2012 and $11,726 in 2011	15,622	31,675
Goodwill	90,418	176,477
Deferred income tax	8,184	—
Other assets	7,428	8,834

Total assets	$370,145	$489,639

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$51,054	$44,877
Accrued payroll and related liabilities	12,547	16,990
Deferred revenue	21,895	14,358
Current portion of bank borrowings and capital lease obligations	15,481	24,761

Total current liabilities	100,977	100,986
Notes payable and capital lease obligations, less current portion	120,728	125,491
Deferred tax liabilities	—	7,017
Other liabilities	3,954	5,396
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares - 225,000,000; issued and outstanding shares of 52,549,801 in 2012 and 51,998,089 in 2011	526	521
Class B Common Stock; $0.01 par value:
Authorized shares - 75,000,000; issued and outstanding shares of 5,347,769 in 2012 and 5,347,769 in 2011	53	53
Additional paid-in capital	330,940	325,744
Accumulated other comprehensive income	54	32
Accumulated deficit	(187,087)	(75,601)

Total stockholders’ equity	144,486	250,749

Total liabilities and stockholders’ equity	$370,145	$489,639

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended, June 30,
	2012	2011	2012	2011
Revenue
Services	$70,539	$75,993	$142,887	$150,795
Systems	44,083	24,686	71,770	40,250

Total revenue	114,622	100,679	214,657	191,045
Direct costs of revenue
Direct cost of services revenue	40,641	40,597	84,882	82,304
Direct cost of systems revenue	39,455	22,009	60,859	34,074

Total direct cost of revenue	80,096	62,606	145,741	116,378

Services gross profit	29,898	35,396	58,005	68,491
Systems gross profit	4,628	2,677	10,911	6,176

Total gross profit	34,526	38,073	68,916	74,667
Operating expenses
Research and development expense	8,931	9,633	17,593	18,176
Sales and marketing expense	7,598	6,932	15,103	14,282
General and administrative expense	12,978	11,421	25,345	21,987
Depreciation and amortization of property and equipment	3,371	2,552	6,810	5,651
Amortization of acquired intangible assets	715	1,402	2,089	2,727
Impairment of goodwill and long-lived assets	125,703	—	125,703	—

Total operating expenses	159,296	31,940	192,643	62,823
Income from operations	(124,770)	6,133	(123,727)	11,844
Interest expense	(1,637)	(1,882)	(3,279)	(3,802)
Amortization of deferred financing fees	(190)	(237)	(378)	(424)
Other income (expense), net	(72)	(161)	32	(126)

Net income (loss) before income taxes	(126,669)	3,853	(127,352)	7,492
Benefit (provision) for income taxes	15,552	(1,790)	15,866	(3,370)

Net income (loss)	$(111,117)	$2,063	$(111,486)	$4,122

Net income (loss) per share-basic	$(1.91)	$0.04	$(1.93)	$0.07

Net income (loss) per share-diluted	$(1.91)	$0.03	$(1.93)	$0.07

Weighted average shares outstanding-basic	58,059	56,891	57,767	56,214
Weighted average shares outstanding-diluted	58,059	59,263	57,767	58,554
Comprehensive income (loss)	$(111,145)	$2,151	$(111,464)	$4,194

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$(111,486)	$4,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,810	5,651
Amortization of capitalized software development costs	4,210	5,211
Stock-based compensation expense	4,745	4,706
Deferred tax provision (benefit)	(16,032)	3,828
Amortization of acquired intangible assets	2,089	2,727
Impairment of goodwill and long-lived assets	125,703	—
Amortization of investment premiums and accretion of discounts, net	240	488
Amortization of deferred financing fees	378	424
Other non-cash adjustments	659	1,218
Changes in operating assets and liabilities:
Accounts receivable, net	3,989	(5,105)
Unbilled receivables	10,974	9,612
Inventory	(3,986)	(1,143)
Deferred project costs and other current assets	(4,579)	322
Other assets	1,028	632
Accounts payable and accrued expenses	5,398	(6,939)
Accrued payroll and related liabilities	(4,443)	(935)
Deferred revenue	7,537	2,535
Other liabilities	2,192	(3,676)

Subtotal - Changes in operating assets and liabilities	18,110	(4,697)

Net cash provided by operating activities	35,426	23,678
Investing activities:
Acquisitions, net of cash acquired	—	(16,066)
Earnout payment related to 2009 acquisition	(3,634)	(3,213)
Purchases of marketable securities	(2,447)	(16,324)
Proceeds from sale and maturity of marketable securities	5,567	15,154
Purchases of property and equipment	(12,655)	(10,478)
Capitalized software development costs	(461)	(1,410)

Net cash used in investing activities	(13,630)	(32,337)
Financing activities:
Payments on bank borrowings and capital lease obligations	(20,896)	(12,329)
Proceeds from bank and other borrowings	3,500	—
Proceeds from exercise of employee stock options and sale of stock	454	1,110

Net cash used in financing activities	(16,942)	(11,219)

Net increase (decrease) in cash	4,854	(19,878)
Cash and cash equivalents at the beginning of the period	40,898	45,220

Cash and cash equivalents at the end of the period	$45,752	$25,342

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(amounts in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2011 Annual Report on Form 10-K. The terms “TCS”, “Company”, “we”, “us” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. As of June 30, 2012, TCS’s Navigation reporting unit’s goodwill and long-lived assets with a carrying value of $164,500 were written down to estimated fair value of $38,797, resulting in an impairment charge in the quarter of $125,703 to Goodwill, Acquired intangibles, and Long-lived assets. The Company engaged a third party valuation firm to assist in the determination of the fair value of goodwill, acquired intangibles, capitalized software, and long-lived assets. The Company utilized a discounted cash flow to determine the fair value of goodwill and an income approach to determine the fair values of acquired intangibles, capitalized software, and long-lived assets. A summary of the impairment is set forth below.

Navigation Reporting Unit Assets – Impairment charge recognized in earnings in the second quarter 2012	Carrying Value	Fair Value Total	Total Impairment

Property and Equipment, including capitalized software for internal use	$23,335	$10,348	$12,987
Software development costs	18,767	6,347	12,420
Acquired intangible assets	13,964	—	13,964
Goodwill - Navigation	108,434	22,102	86,332

	$164,500	$38,797	$125,703

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

During the second quarter of 2012, we received notice from a navigation application customer that it intended to adjust pricing for TCS services. Management considered this to be an indicator that the Company should evaluate the long-lived assets (including goodwill and other intangible assets) related to the Company’s 2009 acquisition of Networks In Motion, operating as the Company’s Navigation unit, for potential impairment. As a result, the Company completed Step 1 of the goodwill impairment test during the second quarter of 2012 for the Navigation reporting unit using a discounted cash flow (“DCF”) analysis and supported by a market comparable approach. The DCF models are based on the Company’s updated long-range forecast for Navigation. For years beyond the forecast, the Company estimated terminal value based on a calculated discount rate of approximately 12% and a perpetuity cash flow growth rate of 3%. For the market comparable approaches, the Company evaluated comparable company public trading values, using sales multiples.

Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company multiples for the market comparable approach. The estimated fair value of the Navigation reporting unit was compared to the carrying amount including goodwill, and the results of the Step 1 goodwill testing indicated a potential impairment.

Accordingly, the Company proceeded with Step 2 of the goodwill impairment test to measure the amount of potential impairment. The Company allocated the fair value of the Navigation reporting unit to its assets and liabilities based on the fair value, including identifiable intangible assets, as of the date of the impairment analysis.

As a result of the analysis described above, an $86,332 impairment charge was recorded for the excess of the carrying value of goodwill over the estimated fair value.

Acquired Intangible Assets. The acquired intangible assets are amortized over their useful lives of between four and nineteen years, based on the straight-line method. We evaluate acquired intangible assets when events or changes in circumstances indicate that the carrying values of such assets might not be recoverable. Our review of factors present and the resulting appropriate carrying value of our acquired intangible assets are subject to judgments and estimates by management.

As a result of the fair value evaluation of the Navigation reporting unit, the Company recorded a $13,964 impairment charge for the excess of the carrying value of acquired intangible assets over the estimated fair value in the second quarter of 2012.

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

The Company capitalizes costs related to software developed or obtained for internal use when management commits to funding the project and the project completes the preliminary project stage. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. The Company routinely updates our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluation the carrying values and remaining useful lives of the respective assets.

In the second quarter of 2012, the Company recorded an impairment charge of $12,420 after determining certain capitalized software development costs related to the Navigation reporting unit were not recoverable based on decreased projected revenues and sales pipeline.

Impairment of Long-Lived Assets. Long-lived assets (property and equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable.

In the second quarter of 2012, we evaluated recoverability of the assets related to the Navigation operating unit by a comparison of the carrying amount of the assets to future undiscounted net cash flows that we expect to generate from these assets. The Company recognized a loss of $12,987 which is equal to the amount by which the carrying amount exceeds the fair value of the assets.

Earnings per share. Basic net income per common share is based upon the average number of shares of common stock outstanding during the period. Stock options and restricted stock of approximately 29.9 million shares and 22.5 million shares, respectively, for the three and six months ended June 30, 2012 and 5.8 million shares and 6.7 million shares, respectively, for the three and six months ended June 30, 2011 were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

Shares issuable upon conversion of convertible debt issued in the fourth quarter of 2009 were excluded from weighted average diluted shares for the three and six months ended June 30, 2012 and 2011 because the effect of their inclusion would have been anti-dilutive. Concurrent with the issuance of the convertible notes the Company entered into convertible note hedge and warrant transactions. If the Company’s share price is greater than $12.74 per share for any period presented, the warrants would be dilutive to the Company’s earnings per share. If the Company’s share price is greater than $10.35 then the note hedge would be anti-dilutive to the Company’s earnings. For the three and six months ended June 30, 2012 and 2011, the Company’s share price was less than the warrant exercise price of $12.74 therefore no value was assigned as anti-dilutive in the table below.

The following table summarizes the computations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss), basic and diluted	$(111,117)	$2,063	$(111,486)	$4,122

Denominator:
Total basic weighted-average common shares outstanding	58,059	56,891	57,767	56,214
Effect of dilutive stock options and restricted stock based on treasury stock method	—	2,372	—	2,340

Weighted average diluted shares	58,059	59,263	57,767	58,554

Basic earnings per common share:
Net income (loss) per share-basic	$(1.91)	$0.04	$(1.93)	$0.07

Diluted earnings per common share:
Net income (loss) per share-diluted	$(1.91)	$0.03	$(1.93)	$0.07

Recent Accounting Pronouncements.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other “Testing Indefinite-lived Intangible Assets for Impairment.” The updated guidance permits the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impairment exists. If it is determined that it is not more likely than not that an impairment exists, then the entity is not required to take further action. However, if it is determined that it is more likely than not that an impairment exists, then the entity is required to determine the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test in accordance with ASU 350-30. This ASU is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012. Early adoption is permitted as of a date before July 27, 2012. The Company does not expect adoption to have a material impact on its consolidated results of operation and financial condition.

2. Acquisition

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

The Consolidated Balance Sheets as of June 30, 2012 reflects this final allocation. Trident’s operating results are reflected in the Company’s consolidated financial statements and are integrated into the Government Segment.

3. Stock-Based Compensation

The Company had 1,428 and 627 thousand restricted stock units outstanding at a weighted-average fair value of $4,281 and $1,576 in the six months ended June 30, 2012 and 2011, respectively. Share-based compensation expense is recognized on a straight line basis, for only those shares expected to vest over the requisite service period of the awarded, which is generally vest over one year for directors and vest in annual increments over three years for executives conditional on continued employment. Approximately 25 and 217 thousand shares were issued relating to the vesting of restricted stock units in the three and six months ended June 30, 2012, respectively.

The Company had 16,963 and 16,186 stock options outstanding as at June 30, 2012 and 2011, respectively, nearly all exercisable at prices between $2 and $10. During the three and six months ended June 30, 2012 and 2011, the Company granted 2,011 and 2,921 options and had exercises of 51 and 390 options. Share-based compensation expense is recognized on a straight line basis, net of any estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the awarded, which is generally 5 years.

The Company recognized total share-based compensation costs of $1,938 and $2,125 in the three months ended June 30, 2012 and 2011, and $4,745 and $4,706 in the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and 2011, the Company had $11,458 and $16,994 of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 3 years, respectively.

4. Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $1,474 and $3,353 during the three and six months ended June 30, 2012, respectively. We acquired $1,115 and $2,203 of property under capital leases during the three and six months ended June 30, 2011, respectively.

Interest paid totaled $2,849 and $3,366 during the three and six months ended June 30, 2012, respectively. We paid $2,468 and $3,110 in interest for the three and six months ended June 30, 2011, respectively.

Income taxes paid totaled $315 and $809 for the three and six months ended June 30, 2012, respectively. Income taxes paid totaled $116 during the three months ended June, 30, 2011 and income taxes refunded netted to $80 during the six months ended June 30, 2011.

5. Marketable Securities

The following is a summary of available-for-sale marketable securities at June 30, 2012:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$14,000	$54	$(5)	$14,049
Mortgage-backed and asset-backed securities	1,851	—	(4)	1,847

Total marketable securities	$15,851	$54	$(9)	$15,896

The following table summarizes the original cost and estimated fair value of available-for-sale marketable securities by contractual maturity at June 30, 2012:

	Original Cost	Fair Value
Due within 1 year or less	$9,960	$9,517
Due within 1-2 years	4,334	4,270
Due within 2-3 years	2,146	2,109

	$16,440	$15,896

6. Fair Value Measurements

Our population of assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
As of June 30, 2012	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$45,752	$45,752	$—	$—
Corporate bonds	14,049	14,049	—	—
Mortgage-backed and asset-backed securities	1,847	1,847	—	—

Marketable securities	15,896	15,896	—	—
Deferred compensation plan investments	597	597	—	—

Assets at fair value	$62,245	$62,245	$—	$—

Liabilities:
Deferred compensation	$319	$319	$—	$—

Liabilities at fair value	$319	$319	$—	$—

	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
As of December 31, 2011	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$40,898	$40,898	$—	$—
Corporate bonds	9,267	9,267	—	—
Mortgage-backed and asset-backed securities	7,001	7,001	—	—
Agency bonds	2,964	2,964	—	—

Marketable securities	19,232	19,232	—	—
Deferred compensation plan investments	657	657	—	—

Assets at Fair Value	$60,787	$60,787	$—	$—

Liabilities:
Contractual acquisition earn-outs	$3,580	$—	$—	$3,580
Deferred compensation	440	440	—	—

Liabilities at Fair Value	$4,020	$440	$—	$3,580

The Company holds marketable securities that are investment grade and are classified as available-for-sale. The securities include corporate bonds, agency bonds, mortgage and asset backed securities that are carried at fair market value based on quoted market prices, see Note 5.

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

The contractual acquisition earn-outs were part of the consideration paid for certain 2009 acquisitions and the final payment was made during the second quarter of 2012. The fair value of the earn-outs is based on probability-weighted payouts under different scenarios, discounted using a discount rate commensurate with the risk. The following table provides a summary of the changes in the Company’s contractual acquisition earn-outs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2012	$3,580
Fair value adjustment recognized in earnings	54
Settlement	(3,634)

Balance at June 30, 2012	$—

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired. The Navigation reporting unit’s goodwill and long-lived assets with a carrying value of $164,500 at March 31, 2012 were written down to their estimated fair value of $38,797, resulting in an impairment charge of $125,703 during the second quarter of 2012, see Note 1, Goodwill, Acquired intangibles, and Long-lived assets for further information regarding the valuation inputs.

	March 31,	Fair Value	Fair Value Measurements Using Fair Value Hierarchy			Total
Navigation Reporting Unit – Fair value adjustment recognized in earnings	2012	Total	Level 1	Level 2	Level 3	Losses
Assets:
Property and Equipment, including capitalized software for internal use	$23,335	$10,348	$—	$—	$10,348	$12,987
Software development costs	18,767	6,347	—	—	6,347	12,420
Acquired intangible assets	13,964	—	—	—	—	13,964
Goodwill - Navigation	108,434	22,102	—	—	22,102	86,332

	$164,500	$38,797	—	—	$38,797	$125,703

The Company’s long-term debt consists of borrowings under a commercial bank term loan agreement, a 4.5% convertible senior notes, and promissory notes, see Note 12. The long-term debt is currently reported at the borrowed amount outstanding. At June 30, 2012, the estimated fair value of the Company’s long-term debt, including the current portion, was $105,359 versus a carrying value of $122,166. At June 30, 2011, the estimated fair value of the Company’s long-term debt, including the current portion, approximated its carrying value of $136,501. The estimated fair value is based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.

7. Segment Information

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

Commercial Segment: Our commercial services and systems enable wireless carriers to deliver location-based information, internet content, and short text messages to and from wireless phones. Our hosted and managed services include mobile location-based applications including turn-by-turn navigation, E9-1-1 call routing; that is, customers use our software functionality through connections to and from network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or other metrics. Customers include wireless carrier network operators, Voice over Internet Protocol (“VoIP”) service providers, state and local governments deploying Next Generation 9-1-1 technology, and automotive industry suppliers. We earn carrier software-based revenue through the sale of licenses, deployment and customization fees, and maintenance fees, pricing for which is generally based on the volume of capacity purchased from us by the carrier. The estimated fair value for the Navigation reporting unit within the Commercial Segment was adjusted by the $125,703 second quarter impairment charge.

Management evaluates segment performance based on gross profit. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.

The following table sets forth results for our reportable segments for the three and six months ended June 30, 2012 and 2011, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net income for the respective periods is also included below:

	Three Months Ended June 30,
	2012			2011
	Gvmt	Comm.	Total	Gvmt	Comm.	Total
Revenue
Services	$32,744	$37,795	$70,539	$32,173	$43,820	$75,993
Systems	40,765	3,318	44,083	20,913	3,773	24,686

Total revenue	73,509	41,113	114,622	53,086	47,593	100,679

Direct costs of revenue
Direct cost of services	24,329	16,312	40,641	21,233	19,364	40,597
Direct cost of systems	36,638	2,817	39,455	18,393	3,616	22,009

Total direct costs	60,967	19,129	80,096	39,626	22,980	62,606

Gross profit
Services gross profit	8,415	21,483	29,898	10,940	24,456	35,396
Systems gross profit	4,127	501	4,628	2,520	157	2,677

Total gross profit	$12,542	$21,984	$34,526	$13,460	$24,613	$38,073

	Six Months Ended June 30,
	2012			2011
	Gvmt	Comm.	Total	Gvmt	Comm.	Total
Revenue
Services	$66,057	$76,830	$142,887	$62,748	$88,047	$150,795
Systems	64,290	7,480	71,770	31,730	8,520	40,250

Total revenue	130,347	84,310	214,657	94,478	96,567	191,045

Direct costs of revenue
Direct cost of services	49,540	35,342	84,882	43,081	39,223	82,304
Direct cost of systems	54,993	5,866	60,859	27,294	6,780	34,074

Total direct costs	104,533	41,208	145,741	70,375	46,003	116,378

Gross profit
Services gross profit	16,517	41,488	58,005	19,667	48,824	68,491
Systems gross profit	9,297	1,614	10,911	4,436	1,740	6,176

Total gross profit	$25,814	$43,102	$68,916	$24,103	$50,564	$74,667

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total segment gross profit	$34,526	$38,073	$68,916	$74,667
Research and development expense	(8,931)	(9,633)	(17,593)	(18,176)
Sales and marketing expense	(7,598)	(6,932)	(15,103)	(14,282)
General and administrative expense	(12,978)	(11,421)	(25,345)	(21,987)
Depreciation and amortization of property and equipment	(3,371)	(2,552)	(6,810)	(5,651)
Amortization of acquired intangible assets	(715)	(1,402)	(2,089)	(2,727)
Impairment of goodwill and long-lived assets	(125,703)	—	(125,703)	—
Interest expense	(1,637)	(1,882)	(3,279)	(3,802)
Amortization debt discount and debt issuance expenses	(190)	(237)	(378)	(424)
Other income (expense), net	(72)	(161)	32	(126)

Income (loss) before income taxes	(126,669)	3,853	(127,352)	7,492
Benefit (provision) for income taxes	15,552	(1,790)	15,866	(3,370)

Net income (loss)	$(111,117)	$2,063	$(111,486)	$4,122

8. Inventory

Inventory consisted of the following:

	June 30, 2012	December 31, 2011
Component parts	$4,718	$5,895
Finished goods	6,411	1,248

Total inventory	$11,129	$7,143

9. Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development costs of consisted of the following:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired intangible assets:
Customer lists and other	$21,899	$6,923	$14,976	$21,899	$5,596	$16,303
Customer relationships	—	—	—	20,138	5,502	14,636
Trademarks and patents	1,334	688	646	1,364	628	736
Software development costs, including acquired technology	38,851	23,867	14,984	61,163	30,012	31,151

Total acquired intangible assets and software dev. costs	$62,084	$31,478	$30,606	$104,564	$41,738	$62,826

Estimated future amortization expense:
Six Months ending December 31, 2012	$4,684
Year ending December 31, 2013	$8,364
Year ending December 31, 2014	$4,767
Year ending December 31, 2015	$3,503
Year ending December 31, 2016	$2,831
Thereafter	$6,457

$30,606

For the three and six months ended June 30, 2012, we capitalized $372 and $465, respectively, of software development costs for certain software projects after the point of technological feasibility had been reached but before the products were available for general release. For the three and six months ended June 30, 2011, we capitalized $442 and $1,420, respectively, of software development costs. These costs are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

We routinely update our estimates of the recoverability of the software that has been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets. During the second quarter of 2012, the Company recorded an impairment charge of $12,420 after determining certain capitalized software development costs related to the Navigation reporting unit were not recoverable based on decreased projected revenues and sales pipeline.

As a result of the fair value evaluation of the Navigation reporting unit, the Company also recorded a $13,964 impairment charge for the excess of the carrying value of acquired intangible assets over the estimated fair value in the second quarter of 2012.

The changes in the carrying amount of goodwill are as follows:

	Commercial Segment	Government Segment	Total
Balance as of January 1, 2012	$122,454	$54,023	$176,477
Goodwill from acquisition of Trident	—	273	273
Impairment charge related to the adjusted fair value of the Navigation reporting unit	(86,332)	—	(86,332)

Balance as of June 30, 2012	$36,122	$54,296	$90,418

The gross carrying amount for the Government Segment increased by $273 in the six months ended June 30, 2012 due to the final Trident purchase price allocation and adjustments.

As a result of the Company’s impairment test of goodwill related to its Navigation reporting unit during the second quarter of 2012, an $86,332 impairment charge was recorded for the excess of the carrying value over the estimated fair value, see Note 1.

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

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

		% of Total Revenue For the Three Months Ended June 30,		% of Total Revenue For the Six Months Ended June 30,
Customer	Segment	2012	2011	2012	2011
U.S. Government agencies and departments	Government	46%	31%	39%	27%
Customer A	Commercial	14%	19%	15%	20%
Customer B	Commercial	<10%	11%	<10%	11%
Customer C	Commercial	<10%	<10%	<10%	<10%

		As of June 30, 2012
Customer	Segment	Accounts Receivable	Unbilled Receivables
U.S. Government agencies and departments	Government	46%	19%
Customer A	Commercial	16%	32%
Customer B	Commercial	<10%	<10%
Customer C	Commercial	<10%	14%

11. Lines of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. In June 2012, we entered into the Third Amendment to the Loan and Security Agreement (the “Loan Agreement”). The Loan Agreement with our principal bank provides for a $35,000 revolving line of credit (the “Line of Credit.”) available through July 25, 2012. Our potential borrowings under the Line of Credit are reduced by a cash management services sublimit which totaled $1,585 at June 30, 2012. Subsequent to June 30, 2012, we renegotiated the terms of the Line of Credit extending the maturity date to June 30, 2014.

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

As of June 30, 2012 there were no borrowings on our line of credit and had approximately $33,400 of unused borrowing availability. As of December 31, 2011, we had $9,500 of borrowings under the line of credit and had approximately $24,000, respectively, of unused borrowing availability under this line of credit.

12. Long-term Debt

Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
4.5% Convertible notes	$103,500	$103,500
Term loan from commercial bank	18,666	23,333

Total long-term debt	122,166	126,833
Less: current portion	(9,333)	(9,333)

Non-current portion of long-term debt	$112,833	$117,500

Aggregate maturities of long-term debt (including interest) at June 30, 2012 are as follows:

2012	$7,372
2013	14,428
2014	112,885

Total long-term debt	$134,685

At June 30, 2012 we had a $40 million five year commercial bank term loan (the “Term Loan”), scheduled to mature June 30, 2014. The loan agreement was amended on July 6, 2012 as set forth in Subsequent Event Note 17.

The Company initially drew $30 million of the term funds available on December 31, 2009 and drew the remaining $10 million available balance on September 30, 2010. The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to the rate which is 0.5% plus the greater of (i) 4% per annum, or (ii) the bank’s prime rate (3.25% at June 30, 2012). The principal amount outstanding under the Term Loan is payable in sixty equal monthly installments of principal of $0.6 million beginning January 2010 through June 2014 plus an additional forty-five equal monthly installments of principal of $0.2 million beginning October 2010 through June 2014. Interest is payable on a monthly basis.

Our bank Loan Agreement contains customary representations and warranties and customary events of default. Availability under the Line of Credit is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties. The Loan Agreement also contains subjective covenants that require (i) no material impairment in the perfection or priority of the bank’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Company’s, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to dispose part of its business or property; to change its business, liquidate or enter into certain extraordinary transactions; to merge, consolidate or acquire stock or property of another entity; to incur indebtedness; to encumber its property; to pay dividends or other distributions or enter into material transactions with an affiliate. As of June 30, 2012, we were in compliance with the covenants related to the Loan Agreement.

On November 10, 2009, the Company sold $103,500 aggregate principal amount of 4.5% Convertible Senior Notes (the “Notes”) due 2014. The Notes are not registered and were offered under Rule 144A of the Securities Act of 1933, as amended. Concurrent with the issuance of the Notes, we entered into convertible note hedge transactions and warrant transactions that are expected to reduce the potential dilution associated with the conversion of the Notes. Holders may convert the Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate will initially be 96.637 shares of Class A common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions is an increase in the effective conversion premium of the Notes to $12.74 per share.

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

Future minimum payments under capital lease obligations consisted of the following at June 30, 2012:

2012	$3,581
2013	5,922
2014	3,429
2015	1,767
2016	312

Total minimum lease payments	15,011
Less: amounts representing interest	(968)

Present value of net minimum lease payments (including current portion of $6,148)	$14,043

14. Income taxes

Our benefit (provision) for income taxes totaled $15,552 and $15,866 for the three and six months ended June 30, 2012, respectively, as compared to $(1,790) and $(3,370) being recorded for the three and six months ended June 30, 2011. The benefit recorded for the six month period ended June 30, 2012 is comprised of current year tax benefit of $620 recorded based on estimated annual pretax income (loss) plus a discrete adjustment of $14,932 recorded related to the Navigation reporting unit goodwill and long-lived asset impairment.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

15. Comprehensive income (loss)

Comprehensive income (loss) is the total of net income (loss) plus other comprehensive income (loss), which consists of revenue, expenses, gains and losses that under GAAP are included as a component of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) consists of unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments.

Components of comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(111,117)	$2,063	$(111,486)	$4,122
Other comprehensive income (loss):
Change in foreign currency translation	(7)	—	(7)	(1)
Change in unrealized gains (loss) on marketable securities	(21)	88	29	73

Total comprehensive income (loss)	$(111,145)	$2,151	$(111,464)	$4,194

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

17. Subsequent Events

Effective July 6, 2012, the Company completed the acquisition of the all of the outstanding shares of privately-held microDATA, GIS, Inc., in accordance with the Purchase and Sale Agreement. microDATA is a leading provider of Next Generation 9-1-1 software and solutions. Consideration for the acquisition was approximately $37 million, comprised of $20 million in cash at closing, plus $14 million in promissory notes and performance-based earn-out opportunities. The promissory notes bear simple interest at 6% and are due in two installments: $7.5 million due June 30, 2013 and $6.8 million due June 30, 2014. The promissory notes are effectively subordinated to TCS’s structured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS’s subsidiaries. The microDATA acquisition will be accounted for using the acquisition method; accordingly, the total purchase price will be allocated to the acquired assets and assumed liabilities based on management preliminary valuation of the fair values as of July 6, 2012. microDATA’s operating results will be integrated into the Commercial Segment.

On July 6, 2012, the Company also entered into the Fourth Amendment to the Loan and Security Agreement. As amended, the Loan Agreement provides for a $45 million term loan (“Term Loan”) that replaces the Company’s existing $40 million term loan. $19.4 million of the borrowings under the new term loan were used to pay off the Company’s existing indebtedness under its prior term loan including transaction fees associated with the Amendment, and $20 million were used as part of the acquisition of microDATA. No changes were made to the amount the Company could borrow under its existing $35 million revolving line of credit.

The Term Loan maturity date is June 30, 2017, except that if the Company fails to refinance, convert or extend its existing convertible notes which are scheduled to be paid in November 2014, by June 30, 2014, all amounts due and outstanding on the Term Loan shall be due and payable on June 30, 2014. The line of credit maturity date is June 30, 2014.

The amount outstanding under the Term Loan shall be paid back as follows: (i) commencing with the monthly period ending July 31, 2012, three (3) equal consecutive monthly installments of principal, each in the amount of Three Hundred Thousand Dollars ($300,000) plus monthly payments of accrued interest and (ii) commencing with the monthly period ending October 31, 2012, fifty-seven (57) equal consecutive monthly installments of principal, each in an amount equal to Seven Hundred Seventy Three Thousand Six Hundred Eighty Four Dollars ($773,684) plus monthly payments of accrued interest. The principal amount outstanding under the Term Loan shall accrue interest at a floating per annum rate equal to three-quarters of one percentage point (0.75%) above the Prime Rate (as defined below), which interest shall be payable monthly. The interest rate payable by the Company on the Term Loan prior to the Amendment was to half of one percentage point (0.5%) above the Prime Rate. The prior definition of Prime Rate had a 4% minimum rate, while the current definition does not have such a minimum.

The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly. The principal amount outstanding under the Line of Credit shall accrue interest at a floating per annum rate equal to the one-half of one percentage point (0.5%) above the Prime Rate, which interest shall be payable monthly, in arrears. The interest rate payable by the Company on the Line of Credit prior to the Amendment was the Prime Rate. The term “Prime Rate” means the rate of interest most recently published in the “Money Rates” section of The Wall Street Journal, Eastern Edition as the “United States Prime Rate.” In the event that The Wall Street Journal, Eastern Edition is not published or such rate does not appear in The Wall Street Journal, Eastern Edition, the Prime Rate shall be determined by the Agent until such time as the Prime Rate becomes available in accordance with past practices.

The Loan Agreement contains customary representations and warranties of the Company and customary events of default. The Loan Agreement also contains covenants that requires (i) no material impairment in the perfection or priority of the Lender’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Company, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement.

The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to (i) dispose part of their business, property; (ii) change their business, liquidate or enter into certain extraordinary transactions; (iii) merge, consolidate or acquire stock or property of another entity; (iv) incur indebtedness, other that certain permitted indebtedness; (v) encumber their property; (vi) maintain certain accounts; (vii) pay or make dividends, other distributions or directly or indirectly make certain investments; (viii) enter into material transactions with an affiliate of the Company; (ix) repay indebtedness, (x) amend the terms of subordinated debt; and (xi) permit any subsidiary to maintain assets above a certain amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that indemnification claims should not have a material effect on our results of operations; (b) regarding our expectations with regard to the notes hedge transactions; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months, (d) relating to our backlog, (e) that we believe that capitalized software development costs will be recoverable from future gross profits (f) regarding our belief that we were in compliance with our loan covenants and that we believe that we will continue to comply with these covenants, (g) regarding our expectations with regard to income tax assumptions and future stock based compensation expenses, (h) regarding our assumptions related to goodwill, (i) that a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower growth rate, among others, could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired, (j) that we believe our intellectual property represented by patents is a valuable asset which will contribute positively to our results of operations, (k) relating to our R&D spending, (l) that we believe we should not incur any material liabilities from customer indemnification requests, and (m) that determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, projected revenues and sales pipelines, as well as relevant comparable company multiples for the market comparable approach.

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

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). See Note 1 to the unaudited interim consolidated financial statements included elsewhere in this Form 10-Q for a list of the standards implemented for the six months ended June 30, 2012.

We have identified our most critical accounting policies and estimates to be those related to the following:

•	Revenue recognition,

•	Stock compensation expense,

•	Marketable securities,

•	Income taxes,

•	Business combinations, and

•	Legal and other contingencies.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. The Navigation reporting unit’s goodwill and long-lived assets with a carrying value of $164,500 at March 31, 2012 were written down to their estimated fair value of $38,797, resulting in an impairment charge of $125,703 during the second quarter of 2012. The Company engaged a third party valuation firm to assist in the determination of the fair value of goodwill, acquired intangibles, capitalized software, and long-lived assets. The Company utilized a discounted cash flow to determine the fair value of goodwill and an income approach to determine the fair values of acquired intangibles, capitalized software, and long-lived assets. A summary of the impairment is set forth below.

Navigation Reporting Unit – Impairment charge recognized in earnings in the second quarter	Carrying Value	Fair Value Total	Total Impairment

Property and Equipment, including capitalized software for internal use	$23,335	$10,348	$12,987
Software development costs	18,767	6,347	12,420
Acquired intangible assets	13,964	—	13,964
Goodwill - Navigation	108,434	22,102	86,332

	$164,500	$38,797	$125,703

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

The Company assesses goodwill and other intangible assets for impairment in the fourth quarter of each fiscal year, or sooner should there be an indicator of impairment. The Company periodically analyzes whether any such indicators of impairment exist. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others.

For goodwill impairment testing, the Company has four reporting units: two Commercial Segment units, Navigation and Other Commercial (which comprises our text messaging and location-based technology businesses, including E9-1-1 call routing); and two Government Segment units, the Government Solutions Group (“GSG”) unit and the Cyber Intelligence unit.

	June 30, 2012	December 31, 2011
Cyber Intelligence	$28,155	$28,155
Government Solutions Group	26,142	25,869
Other Commercial	14,019	14,019
Navigation	22,102	108,434

Total goodwill	$90,418	$176,477

During the second quarter of 2012, the Company received notice from a navigation application customer that it intends to adjust pricing for TCS services. Management considered this to be an indicator that the Company should evaluate the long-lived assets (including goodwill and other intangible assets) related to the Company’s 2009 acquisition of Networks In Motion, operating as the Company’s Navigation unit, for potential impairment.

As a result, the Company completed Step 1 of the goodwill impairment testing during the second quarter of 2012 for the Navigation reporting unit using a DCF analysis supported by a market comparable approach. The DCF analysis is based on the Company’s updated long-range forecast for Navigation. For years beyond the forecast, the Company’s estimated terminal value based on a discount rate of approximately 12% and a perpetual cash flow growth rate of 3%. For the market comparable approach, the Company evaluated comparable company public trading values, using sales multiples.

Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company multiples for the market comparable approach and the relevant weighting of the methods utilized. The estimated fair value of the Navigation reporting unit was compared to the carrying amount including goodwill, and the results of the Step 1goodwill testing indicated a potential impairment.

Accordingly, the Company proceeded with Step 2 of the impairment test to measure the amount of potential impairment. The Company allocated the fair value of the Navigation reporting unit to its assets and liabilities as of the date of the impairment analysis.

As a result of our analysis as described above, an $86,332 impairment charge was recorded for the excess of the carrying value of goodwill over the estimated fair value. No triggering events have occurred with regard to other reporting units, so analysis of other units has not been done at this time; their next impairment analysis is scheduled for October 2012.

A reconciliation of the changes in carrying value of goodwill:

	Navigation	Other Commercial	Government Solutions Group	Cyber Intelligence	Total
Balance as of January 1, 2012	$108,434	$14,019	$25,869	$28,155	$176,477
Goodwill from final purchase price allocation of Trident	—	—	273	—	273
Impairment charge related to the adjusted fair value of the Navigation reporting unit	(86,332)	—	—	—	(86,332)

Balance as of June 30, 2012	$22,102	$14,019	$26,142	$28,155	$90,418

Acquired Intangible Assets. The acquired intangible assets are amortized over their useful lives of between four and nineteen years, based on the straight-line method. We evaluate acquired intangible assets when events or changes in circumstances indicate that the carrying values of such assets might not be recoverable. Our review of factors present and the resulting appropriate carrying value of our acquired intangible assets are subject to judgments and estimates by management.

As a result of our analysis of the fair value of the Navigation reporting unit, as discussed above under “Goodwill”, a $13,964 impairment charge was recorded for the excess of the carrying value of acquired intangible assets over the estimated fair value in the second quarter of 2012.

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

The Company capitalizes costs related to software developed or obtained for internal use when management commits to funding the project and the project completes the preliminary project stage. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. The Company routinely updates our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluation the carrying values and remaining useful lives of the respective assets.

During the second quarter of 2012, the Company recorded an impairment charge of $12,420 after determining certain capitalized software development costs were not recoverable based on decreased projected revenues and sales pipeline.

Our acquired intangible assets and capitalized software development costs of consisted of the following:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired intangible assets:
Customer lists and other	$21,899	$6,923	$14,976	$21,899	$5,596	$16,303
Customer relationships	—	—	—	20,138	5,502	14,636
Trademarks and patents	1,334	688	646	1,364	628	736
Software development costs, including acquired technology	38,851	23,867	14,984	61,163	30,012	31,151

Total acquired intangible assets and software dev. costs	$62,084	$31,478	$30,606	$104,564	$41,738	$62,826

Impairment of Long-Lived Assets. Long-lived assets (property and equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable.

In the second quarter of 2012, we evaluated recoverability of the assets related to the Navigation operating unit by a comparison of the carrying amount of the assets to future undiscounted net cash flows that we expect to generate from these assets. The Company recognized a loss of $12,987 which is equal to the amount by which the carrying amount exceeds the fair value of the assets.

Overview

Our business is reported using two business segments: (i) the Government Segment, which consists principally of engineering, deployment and field support of secure communication solutions and components, mainly satellite-based, and related services, including cyber-security training and related services, to government agencies and (ii) the Commercial Segment, which consists principally of communication technology for wireless networks based on location-based services, including our E9-1-1 application and other applications for wireless carriers and Voice Over IP service providers, and text messaging.

Effective July 6, 2012, the Company completed the acquisition of the all of the outstanding shares of privately-held microDATA, GIS, Inc., (“microDATA”) in accordance with the Purchase and Sale Agreement. microDATA is a leading provider of Next Generation 9-1-1 software and solutions. Consideration for the acquisition was approximately $37 million, comprised of $20 million in cash at closing, plus $14 million in promissory notes and performance-based earn-out opportunities. The microDATA acquisition will be accounted for using the acquisition method; accordingly, the total purchase price will be allocated to the acquired assets and assumed liabilities based on management preliminary valuation of the fair values as of July 6, 2012. microDATA’s operating results will be integrated into the Commercial Segment.

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

The comparability of our operating results in six month period ended June 30, 2012 to six month period ended June 30, 2011 is affected by acquisition of Trident which completed on January 31, 2011. Where changes in our results of operations from six months ended June 30, 2012 compared to the six months ended June 30, 2011 are clearly related to this acquisition, such as revenue and increases in amortization of intangibles, we quantify the effects. This acquisition did not result in our entry into a new line of business or product category since it added products and services similar to those provided by our Government Segment.

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments.

Government Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			2012 vs. 2011				2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%
Services revenue	$32.7	$32.2	$0.5	2%	$66.0	$62.7	$3.3	5%
Systems Revenue	40.8	20.9	19.9	95%	64.3	31.7	32.6	103%

Total Government Segment Revenue	73.5	53.1	20.4	38%	130.3	94.4	35.9	38%
Direct cost of services	24.3	21.2	3.1	15%	49.5	43.0	6.5	15%
Direct cost of systems	36.7	18.4	18.3	99%	55.0	27.3	27.7	101%

Total Government Segment cost of revenue	61.0	39.6	21.4	54%	104.5	70.3	34.2	49%
Services gross profit	8.4	11.0	(2.6)	(24%)	16.5	19.7	(3.2)	(16%)
Systems gross profit	4.1	2.5	1.6	64%	9.3	4.4	4.9	111%

Total Government Segment gross profit[1]	$12.5	$13.5	$(1.0)	(7%)	$25.8	$24.1	$1.7	7%

Segment gross profit as a percentage of revenue	17%	25%			20%	26%

[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue is generated from professional communications engineering and field support, cyber security training, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite, including resale of satellite airtime. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods. Government services revenue increased $0.5 million, or 2% and $3.3 million, or 5% for the three and six months ended June 30, 2012 compared to the same periods in 2011 as a result of new and expanded-scope contracts for field support and maintenance, professional services, and satellite airtime services using our teleport facilities.

Direct cost of government services revenue consists of compensation, benefits and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs were higher in the three and six months ended June 30, 2012 compared to the same periods in 2011 as a result of the increased volume of services.

Our gross profit from government services decreased $2.6 million, or 24% and $3.2 million, or 16% in the three and six months ended June 30, 2012, compared to the same periods in 2011 as a result of a higher direct costs of services and lower average pricing on the renewal of several contracts.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from selling secure wireless communication systems, primarily deployable satellite-based and line-of-sight deployable systems, and integration of these systems into customer networks. These are largely variations on our SwiftLink products, which are lightweight, secure, deployable communication kits, sold mainly to units of the U.S. Department of Defense and other federal agencies. Since our 2011 acquisition of Trident our government systems revenue also includes electronic components. Government systems sales increased $19.9 million, or 95%, and $32.6 million, or 103%, in the three and six months ended June, 30 2012, compared to same periods in 2011 due to higher “pass through” orders taken in 2011 for shipments mainly in the second and third quarters of 2012. Also, increased sales volume of our SwiftLink and deployable communication systems and sales of our highly reliable electronic parts and materials resulting from the Trident acquisition also contributed to the increase in government systems revenue.

The cost of our government systems revenue consists of purchased system components, compensation and benefits, the costs of third-party contractors, and travel. These costs have varied over the periods as a direct result of changes in volume. These equipment and third-party costs are variable for our different products, so that margins fluctuate between periods based on pricing and product mix.

Our government systems gross profit increased $1.6 million, or 64% and $4.9 million, or 111% in the three and six months ended June 30, 2012, compared to the same periods in 2011 due to the increased sales volume. Government systems gross profit as a percentage of revenue was 10% and 12% for the three ended June 30, 2012 and 2011, respectively. The decline in average margin as a percent of revenue was mainly due to below-normal margins on pass-through systems sales. Government systems gross profit as a percentage of revenue was about the same at 14% for the six ended June 30, 2012 and 2011, respectively. The increase in gross profit dollars reflects higher overall revenue volume.

Commercial Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			2012 vs. 2011				2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%
Services revenue	$37.8	$43.8	$(6.0)	(14%)	$76.8	$88.1	$(11.3)	(13%)
Systems Revenue	3.3	3.8	(0.5)	(13%)	7.5	8.5	(1.0)	(12%)

Total Commercial Segment Revenue	41.1	47.6	(6.5)	(14%)	84.3	96.6	(12.3)	(13%)
Direct cost of services	16.3	19.4	(3.1)	(16%)	35.3	39.2	(3.9)	(10%)
Direct cost of systems	2.8	3.6	(0.8)	(22%)	5.9	6.8	(0.9)	(13%)

Total Commercial Segment cost of revenue	19.1	23.0	(3.9)	(17%)	41.2	46.0	(4.8)	(10%)
Services gross profit	21.5	24.4	(2.9)	(12%)	41.5	48.9	(7.4)	(15%)
Systems gross profit	0.5	0.2	0.3	150%	1.6	1.7	(0.1)	(6%)

Total Commercial Segment gross profit[1]	$22.0	$24.6	$(2.6)	(11%)	$43.1	$50.6	$(7.5)	(15%)

Segment gross profit as a percentage of revenue	54%	52%			51%	52%

[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements.

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

Commercial services revenue in the three and six months ended June 30, 2012 decreased $6.0 million, or 14%, and $11.3 million, or 13%, respectively, compared to the same periods in 2011 due mainly to lower pricing and volume from navigation application services and lower software maintenance revenue, partly offset by higher revenue from E9-1-1 services.

The direct cost of commercial services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs for network operation centers and co-location facilities, licensed location-based application content, and equipment and software maintenance. The direct cost of services also includes amortization of capitalized software development costs of $0.3 million and $1.7 million for the three months ended June 30, 2012 and for June 30, 2011, respectively. For the three months ended June 30, 2012, the direct cost of services revenue decreased $3.1 million, or 16%, from 2011, due mainly to lower direct labor and other direct costs. Amortization of capitalized software development costs was $2.0 million and $3.5 million, respectively, for the six months ended June 30, 2012 and 2011. The decrease reflects the writedown of amortizable intangibles during the quarter. For the six months ended June 30, 2012 the direct cost of services revenue decreased $3.9 million, or 10%, compared to the same period in 2011 due to lower direct labor and other direct costs, including licensed content.

Commercial services gross profit for the three and six months ended June 30, 2012 decreased $2.9 million, or 12%, and $7.4 million, or 15%, respectively, compared to the same periods in 2011 due to mainly to pricing adjustment by a large navigation application customer that was effective May 1, 2012.

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

Commercial systems revenue for the three and six months ended June 30, 2012 decreased $0.5 million, or 13% and $1.0 million, or 12%, respectively, compared to the same periods of 2011. Our newly launched Next Generation 9-1-1 technology contributed $2.3 million of new revenue during the first six months of 2012 as compared to the first six months of 2011. This additional revenue was offset by a decrease in our commercial systems revenue as a result of more of our carrier customers acquiring more location-based infrastructure on a hosted or managed services model rather than buy in-network systems.

The direct cost of our commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, consulting fees as well as the amortization of acquired and capitalized software development. The direct costs of systems revenue for the three and six months ended June 30, 2012 were relatively flat compared to the same periods in 2011. During the three and six months ended June 30, 2012, direct costs of systems revenue included $1.1 million and $2.2 million, respectively, of amortization of software development costs. Comparatively, in the three and six months ended June 30, 2011, direct cost of systems revenue included $0.9 million and $1.8 million, respectively, of amortization of software development costs.

Our commercial systems gross profit for the three months ended June 30, 2012 increased $0.3 million compared to the three months ended June 30, 2011. Commercial systems gross profit for the six months ended June 30, 2012 decreased $0.1 million, or 6% of commercial systems revenue compared the six months ended June 30, 2011 due to lower revenue.

Revenue Backlog

As of June 30, 2012 and 2011, we had unfilled orders or backlog as follows:

($ in millions)	2012	2011	$	%
Commercial Segment	$210.0	$277.5	$(67.5)	(24)%
Government Segment	134.3	156.3	(22.0)	(14)%

Total funded contract backlog	$344.3	$433.8	$(89.5)	(21)%

Commercial Segment	$210.0	$277.5	$(67.5)	(24)%
Government Segment	950.3	947.4	2.9	NM

Total backlog of orders and commitments, including customer options	$1,160.3	$1,224.9	$(64.6)	(5)%

Expected to be realized within next 12 months	$238.2	$277.5	$(39.3)	(14)%

(NM – Not Meaningful)

Funded contract backlog represents contracts for which fiscal year funding has been appropriated by the company’s customers (mainly federal agencies), and for hosted services (mainly for wireless carriers), backlog for which is computed by multiplying the most recent month’s contract or subscription revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. The decline in funded backlog in the second quarter of 2012 largely reflects partial fulfillment of a low margin government systems pass through order received in 2011.

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

Operating Expenses

Research and development expense:

	Three Months Ended June 30,		2012 vs. 2011		Six Months Ended June 30,		2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%
Research and development expense	$8.9	$9.6	$(0.7)	(7)%	$17.6	$18.2	$(0.6)	(3)%
% of total revenue	8%	10%			8%	10%

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

In addition to company deliverables, our research and development expenditures and acquisitions have yielded a portfolio of 234 patents, and more than 300 patent applications pending, primarily for wireless location technology. We believe that the intellectual property represented by these patents is a valuable asset that will contribute positively to our results of operations.

Research and development expenses decreased $0.7 million and $0.6 million for the three and six months ended June 30, 2012 versus the comparable period of 2011 primarily due to personnel reductions following the change in business arrangement with a major navigation application customer early in the quarter.

Sales and marketing expense:

	Three Months Ended June 30,		2012 vs. 2011		Six Months Ended June 30,		2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%
Sales and marketing expense	$7.6	$6.9	$0.7	10%	$15.1	$14.3	$0.8	6%
% of total revenue	7%	7%			7%	7%

Our sales and marketing expenses include fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences including our annual SwiftLink Users Forum. We sell our solutions through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. Government primarily through direct sales professionals. Sales and marketing expenses increased $0.7 million and $0.8 for the three and six months ended June 30, 2012 versus the comparable periods of 2011 due to increases in sales personnel, higher costs of key trade event visibility, and variable compensation accruals.

General and administrative expense:

	Three Months Ended June 30,		2012 vs. 2011		Six Months Ended June 30,		2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%
General and administrative expense	$13.0	$11.4	$1.6	14%	$25.3	$22.0	$3.3	15%
% of total revenue	11%	11%			12%	12%

General and administrative expense consists primarily of management, finance, legal (including intellectual property management), human resources and internal information systems functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The $1.6 million and $3.3 million increase in General and Administrative expense for the three and six months ended June 30, 2012 compared to the same periods in 2011 was due mainly to investments in process control, incremental overhead and other operating costs, legal and professional costs associated with the protection and monetization of intellectual property, and expenses associated with the microDATA acquisition.

Depreciation and amortization of property and equipment:

	Three Months Ended June 30,		2012 vs. 2011		Six Months Ended June 30,		2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%
Depreciation and amortization of property and equipment	$3.4	$2.6	$0.8	31%	$6.8	$5.7	$1.1	19%
Average gross cost of property and equipment during the period	$118.2	$105.9			$116.5	$102.6

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements, as well as amortization of capitalized software developed for internal use, including hosted applications. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets, generally range from five years for furniture, fixtures, and leasehold improvements to three to seven years for other types of assets including computers, software, and telephone equipment. Depreciation expense generally increased year-over-year as a result of cumulative capital expenditures made over time. Our depreciable asset base increased as a result of additions to property and equipment including new purchases of $12.7 million in the first half of 2012.

Amortization of acquired intangible assets:

	Three Months Ended June 30,		2012 vs. 2011		Six Months Ended June 30,		2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%
Amortization of acquired intangible assets	$0.7	$1.4	$(0.7)	(50)%	$2.1	$2.7	$(0.6)	(22)%

The amortization of acquired intangible assets relates to our 2011 acquisition of the Trident operations, the 2009 LocationLogic, Networks In Motion, Solvern, and Sidereal acquisitions and the 2004 Kivera acquisition. These assets are being amortized over their estimated useful lives of between four and nineteen years. The decrease in amortization of acquired intangible assets is a direct result of the writedown of Acquired Intangibles and Long-lived Assets of the Navigation reporting unit (See Note 1.)

Interest expense:

	Three Months Ended June 30,		2012 vs. 2011		Six Months Ended June 30,		2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%
Interest expense incurred on bank and other notes payable	$0.2	$0.4	$(0.2)	(50)%	$0.6	$1.0	$(0.4)	(40)%
Interest expense incurred on 4.5% convertible note financing	1.2	1.2	—	—	2.3	2.3	—	—
Interest expense incurred on capital lease obligations	0.2	0.3	(0.1)	(33)%	0.4	0.5	(0.1)	(20)%
Amortization of deferred financing fees	0.2	0.2	—	—	0.4	0.4	—	—

Total interest and financing expense	$1.8	$2.1	$(0.3)	(14)%	$3.7	$4.2	$(0.5)	(12)%

Interest expense is incurred under bank and other notes payable, convertible note financing, and capital lease obligations. Financing expense reflects amortization of deferred up-front financing expenditures at the time of contracting for financing arrangements, which are being amortized over the term of the note or the life of the facility.

Interest and financing expenses were lower in the first half of 2012 compared to the first half of 2011 as a result of the repayment of the 2009 NIM promissory note and lower average borrowing balance on our bank term loan. Amortization expense reflects proration of the 2009 bank term loan and convertible notes financing fees.

Interest on the bank term loan through June 30, 2012 was at 0.5% plus the greater of (i) 4% per annum, or (ii) the bank’s prime rate, or an effective rate of 4.5% for the six months ended June 30, 2011. Interest on our capital leases is primarily at stated rates averaging about 6% per annum. Interest on our line of credit borrowing would be at the greater of (i) 4% per annum, or (ii) the bank’s prime rate. Interest and fees on our line of credit in the three and six months ended June 30, 2012 and 2011 were de minimis. The bank facility agreement was amended on July 6, 2012 (see subsequent event Note 17. ) Further details of our bank facility are provided under “Liquidity and Capital Resources”.

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

In December 2009, we issued $40 million in promissory notes as part of the consideration paid for the acquisition of Networks In Motion (“NIM”). The NIM promissory notes were paid in full in three installments, and the final installment of $5 million was paid on December 15, 2011.

Our capital lease obligations include interest at various amounts depending on the lease arrangement. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year.

Other income (expenses), net:

Other income (expenses), net, includes adjustments to the estimated payments under earn-out arrangements that were part of the consideration for two 2009 acquisitions, as well as interest income earned and realized gains on investment accounts and foreign currency translation/transaction gain or loss, which is dependent on fluctuation in exchange rates. Other income, net also includes the effects of foreign currency revaluation on our cash, receivables and deferred revenues that are stated in currencies other than U.S dollars.

Income taxes:

In the first half of 2012, we recorded a tax benefit of $15.8 million, representing an effective tax rate of approximately 12%. For the first six-months of 2011, we recorded a tax provision of $3.4 million, representing an effective tax rate of about 45%. The tax benefit for the first six months of 2012 was lower than would be normally expected as a result of a $14.9 million discrete item related to the Navigation reporting unit goodwill and long-lived asset impairment charge of $125.7 million.

Net income (loss):

	Three Months Ended June 30,		2012 vs. 2011		Six Months Ended June 30,		2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%
Net income (loss)	$(111.1)	$2.1	$(113.2)	NM	$(111.5)	$4.1	$(115.6)	NM

Net income (loss) was lower than in the three and six months ended June 30, 2011, due mainly to the Navigation reporting unit goodwill and other intangible asset impairment charge. The Company’s higher revenue and gross profit were offset by an increase in noncash charges, R&D, and selling, general and administrative expenses primarily related to our 2011 acquisition, and other factors discussed above.

Liquidity and Capital Resources

	Six Months Ended June 30,		2012 s. 2011
($ in millions)	2012	2011	$	%
Net cash and cash equivalents provided by/(used in):
Operating activities:
Net income (loss)	$(111.5)	$4.1	$(115.6)	NM
Non-cash charges	19.1	20.4	$(1.3)	(6)%
Non-cash impairment of goodwill and long-lived assets	125.7	—	125.7	NM
Deferred income tax provision	(16.0)	3.8	(19.8)	NM
Net changes in working capital including changes in other assets	18.1	(4.7)	22.8	NM

Net operating activities	35.4	23.6	11.8	50%
Investing activities:
Acquisition, net of cash acquired	—	(16.1)	16.1	(100)%
Proceeds from sale and maturity of marketable securities, net	3.1	(1.2)	4.3	(358)%
Earn-out payment related to 2009 acquisition	(3.6)	(3.2)	(0.4)	13%
Purchases of property and equipment	(16.1)	(12.6)	(3.5)	28%
Capital purchases funded through leases	3.4	2.2	1.2	55%

Purchases of property and equipment, net of assets funded through leases	(12.7)	(10.4)	(2.3)	22%
Capitalized software development costs	(0.5)	(1.4)	0.9	(64)%

Net investing activities	(13.7)	(32.3)	18.6	(58)%
Financing activities:
Payments on long-term debt and capital leases	(20.9)	(12.3)	(8.6)	70%
Proceeds from bank and other debt borrowings	3.5	—	3.5	100%
Other financing activities	0.5	1.1	(0.6)	(55)%

Net financing activities	(16.9)	(11.2)	(5.7)	51%
Net change in cash and cash equivalents	$4.8	$(19.9)	24.7	(124)%

Days revenue outstanding in accounts receivable including unbilled receivables	64	74

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, debt and capital leases, and issuance of public equity.

Sources and uses of cash: At June 30, 2012, the Company’s cash and cash equivalents balance was approximately $45.8 million and when added to marketable securities, our total liquid funds were $61.6 million. At June 30, 2011, cash and equivalents were $25.3 million, and when marketable securities were added, the total was $62.4 million.

Operations: Cash generated by operating activities was $35.4 million for the first half of 2012 as compared to $23.6 million for the first half of 2011. The first half of 2012 decrease in working capital over the year end 2011 level was comprised of decreased accounts receivable, a decline in unbilled receivables and a increased in accounts payable due to the timing of vendor payments and customer payment terms under business agreement terms, offset by an increase in inventory and deferred revenue due to timing of percentage of completion projects.

Investing activities: Fixed asset additions, excluding assets funded by leasing, were approximately $16.1 million and $12.6 million, for the six months ended June 30, 2012 and 2011, respectively. Also, investments were made in development of software for resale which had reached the stage of development calling for capitalization, in the amounts of $0.5 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively. During the quarter ended June 30, 2012, the Company made the final $3.6 million earn-out payment related to a 2009 acquisition.

Financing activities: Financing activities during the six months ended June 30, 2012 included $20.9 million of scheduled payments on bank borrowings and capital lease, offset by $3.5 million of borrowing under our line of credit. Fixed assets acquired under capital leases were valued at $3.4 million and $2.2 million during the six months ended June 30, 2012 and 2011, respectively.

Capital Resources: Subsequent to the quarter end, the company’s bank loan facility was amended. The current terms of the facility follow.

The amended, $35 million revolving Line of Credit with our principal bank was extended through June 2014, with revolving credit borrowing available at a floating rate per annum equal to 0.5% above the bank’s prime rate, which was 3.25% at June 30, 2012. Prior to the amendment, the interest on the Line of Credit was accrued at the greater of (i) 4% per annum, or (ii) the bank’s prime rate. As of June 30, 2012, there is no outstanding borrowing under the Line of Credit and the Company has approximately $33.4 million of unused borrowing availability. Borrowings under the Line of Credit at any time are limited to an amount based principally on the accounts receivable levels and working capital ratio. The Line of Credit available is also reduced by the amount of letters of credit outstanding and a cash management services sublimit, which was approximately $1.6 million as of June 30, 2012. The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly.

The amended, the Loan Agreement provides for a $45 million term loan (the “Term Loan”) that replaces the Company’s existing $40 million term loan with SVB. As of July 6, 2012, the Company borrowed $45 million under the Term Loan. Approximately $19 of the borrowings under the Term Loan were used to pay off the Company’s existing indebtedness under its prior term loan with SVB, any additional fees associated with the Amendment, and approximately $20 million was used as part of the acquisition of privately-held microDATA .

The principal amount outstanding under the Term Loan is payable as follows: (i) three equal monthly installments of principal of $0.3 million plus accrued interest beginning on July 31, 2012, and (ii) fifty seven equal monthly installments of principal of $0.8 plus accrued interest beginning October 31, 2012. The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to three-quarters of one percentage point (0.75%) above the Prime Rate. The interest rate payable by the Company on the Term Loan prior to the Amendment was to half of one percentage point (0.5%) above the Prime Rate. The prior definition of Prime Rate had a 4.0% minimum rate, while the current definition does not have such a minimum.

The Term Loan matures on June 30, 2017, except that if the Company fails to refinance, convert or extend its existing convertible notes which are scheduled to be paid in November 2014, by June 30, 2014, all amounts due and outstanding on the Term Loan will be due and payable on June 30, 2014.

The Loan Agreement is secured by all of the Company’s tangible and intangible assets, including all intellectual property. In addition, any notes issued by the Company and any earn-out arrangements entered into by the Company are subordinated to the Loan Agreement.

The Loan Agreement contains customary representations and warranties of the Company and customary events of default. The Loan Agreement also contains covenants that requires (i) no material impairment in the perfection or priority of the Lender’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Company’s, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to (i) dispose part of their business, property; (ii) change their business, liquidate or enter into certain extraordinary transactions; (iii) merge, consolidate or acquire stock or property of another entity; (iv) incur indebtedness, other that certain permitted indebtedness; (v) encumber their property; (vi) maintain certain accounts; (vii) pay or make dividends, other distributions or directly or indirectly make certain investments; (viii) enter into material transactions with an affiliate of the company; (ix) repay indebtedness, (x) amend the terms of subordinated debt; and (xi) permit any subsidiary to maintain assets above a certain amount. As of June 30, 2012, we were in compliance with the covenants related to the Loan Agreement, and we believe that we will continue to comply with these covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to modify our financing arrangements, but there can be no assurance that lenders would not exercise their rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

On July 6, 2012, we issued $14 million in promissory notes as part of the consideration paid for the acquisition of microDATA. The promissory notes bear simple interest at 6% and are due in two installments: $7.5 million due June 30, 2013 and $6.8 million due June 30, 2014. The promissory notes are effectively subordinated to TCS’s structured debt and structurally subordinated to any present and future indebtedness and other obligations of TCS’s subsidiaries.

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

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have a bank line of credit arrangement through June 2014, and borrowing capacity available to us under a capital lease facility. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Contractual Commitments

As of June 30, 2012, our most significant commitments consisted of term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations mainly represent contracts for parts and services in connection with our government satellite services and systems offerings. As of July 6, 2012, the Company borrowed $45 million under the fourth amendment to the Term Loan. Approximately $19 of the borrowings under the Term Loan were used to pay off the Company’s existing indebtedness under its prior term loan with SVB. On July 6, 2012, we issued $14 million in promissory notes as part of the consideration paid for the acquisition of microDATA. Contractual acquisition earn-outs consist of contingent consideration included as part of the purchase price of the microDATA acquisition. See Note 17 to the Consolidated Financial Statements included in this Form 10-Q for additional information related to the microDATA acquisition and Term Loan refinancing.

As of June 30, 2012, except where noted, our commitments consisted of the following:

($ in millions)	Within 12 Months	1-3 Years	3-5 Years	More Than 5 Years	Total
4.5% Convertible notes obligation	$4.7	$110.5	$—	$—	$115.2
Term loan, effective July 6, 2012	9.5	20.8	19.3	—	49.6
Operating leases	7.1	14.2	4.4	—	25.7
Purchase obligations	16.7	3.8	—	—	20.5
Promissory notes payable, effective July 6, 2012	8.0	7.6	—	—	15.6
Capital lease obligations	6.7	7.2	1.0	—	14.9
Contractual acquisition earn-outs, effective July 6, 2012	—	2.0	—	—	2.0

Total contractual commitments	$52.7	$166.1	$24.7	$—	$243.5

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2011 Annual Report on Form 10-K.

Foreign Currency Risk

For the three and six months ended June 30, 2012, we generated $8.3 million and $19.3 million, respectively, of revenue outside the U.S, mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of June 30, 2012, we had approximately $3.1 million of billed accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During the six months ended June 30, 2012, our average receivables subject to foreign currency exchange risk was $0.4 million and our average deferred revenue balances subject to foreign currency exchange risk was $0.1 million. We had an average balance of $0.2 million of unbilled receivables denominated in foreign currency during the six months ended June 30, 2012. We recorded immaterial transaction gains or losses on foreign currency denominated receivables and deferred revenue for the six months ended June 30, 2012.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a) None

(b)  None.

Item 6. Exhibits

Exhibit Numbers	Description

10.1	Joinder, Assumptions and Fourth Amendment to Loan and Security Agreement dated July 6, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2012)

31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of August 2012.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ MAURICE B. TOSÉ
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MAURICE B. TOSÉ	Chairman, President and Chief Executive Officer
Maurice B. Tosé August 6, 2012	(Principal Executive Officer)

/s/ THOMAS M. BRANDT, JR.	Senior Vice President and Chief Financial Officer
Thomas M. Brandt, Jr. August 6, 2012	(Principal Financial Officer)