Form 10-Q
period 2012-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2012-11-08
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30821

TELECOMMUNICATION SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-1526369
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 West Street, Annapolis, MD	21401
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares outstanding as of November 1, 2012
Class A Common Stock, par value $0.01 per share	52,735,705
Class B Common Stock, par value $0.01 per share	5,347,769

Total Common Stock Outstanding	58,083,474

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,273	$40,898
Marketable securities	15,361	19,232
Accounts receivable, net of allowance of $379 in 2012 and $368 in 2011	62,254	64,716
Unbilled receivables	30,034	31,247
Inventory	10,597	7,143
Deferred tax assets	9,497	8,602
Deferred project costs and other current assets	15,442	16,158

Total current assets	192,458	187,996

Property and equipment, net of accumulated depreciation and amortization of $68,832 in 2012 and $59,736 in 2011	49,795	53,506
Software development costs, net of accumulated amortization of $25,567 in 2012 and $30,012 in 2011	19,166	31,151
Acquired intangible assets, net of accumulated amortization of $9,042 in 2012 and $11,726 in 2011	28,516	31,675
Goodwill	115,118	176,477
Deferred income tax	8,184	—
Other assets	7,210	8,834

Total assets	$420,447	$489,639

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$48,216	$44,877
Accrued payroll and related liabilities	15,048	16,990
Deferred revenue	26,896	14,358
Current portion of notes payable and capital lease obligations	22,853	24,761

Total current liabilities	113,013	100,986

Notes payable and capital lease obligations, less current portion	152,316	125,491
Deferred tax liabilities	—	7,017
Other liabilities	4,189	5,396

Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares - 225,000,000; issued and outstanding shares of 52,734,455 in 2012 and 51,998,089 in 2011	528	521
Class B Common Stock; $0.01 par value:
Authorized shares - 75,000,000; issued and outstanding shares of 5,347,769 in 2012 and 5,347,769 in 2011	53	53
Additional paid-in capital	333,173	325,744
Accumulated other comprehensive income	83	32
Accumulated deficit	(182,908)	(75,601)

Total stockholders’ equity	150,929	250,749

Total liabilities and stockholders’ equity	$420,447	$489,639

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2012	2011	2012	2011
Revenue
Services	$79,096	$74,181	$221,983	$224,976
Systems	60,960	38,439	132,730	78,689

Total revenue	140,056	112,620	354,713	303,665
Direct costs of revenue
Direct cost of services revenue	45,545	42,800	130,427	125,104
Direct cost of systems revenue	50,385	32,514	111,244	66,588

Total direct cost of revenue	95,930	75,314	241,671	191,692

Services gross profit	33,551	31,381	91,556	99,872
Systems gross profit	10,575	5,925	21,486	12,101

Total gross profit	44,126	37,306	113,042	111,973
Operating expenses
Research and development expense	9,799	8,610	27,392	26,786
Sales and marketing expense	8,041	7,292	23,144	21,574
General and administrative expense	14,931	11,570	40,276	33,557
Depreciation and amortization of property and equipment	3,689	3,147	10,499	8,798
Amortization of acquired intangible assets	1,431	1,404	3,520	4,131
Impairment of goodwill and long-lived assets	—	—	125,703	—

Total operating expenses	37,891	32,023	230,534	94,846
Income (loss) from operations	6,235	5,283	(117,492)	17,127
Interest expense	(2,088)	(1,763)	(5,367)	(5,565)
Amortization of deferred financing fees	(190)	(187)	(568)	(611)
Other expense, net	(115)	(107)	(83)	(233)

Net income (loss) before income taxes	3,842	3,226	(123,510)	10,718
Benefit (provision) for income taxes	337	(1,385)	16,203	(4,755)

Net income (loss)	$4,179	$1,841	$(107,307)	$5,963

Net income (loss) per share-basic	$0.07	$0.03	$(1.86)	$0.11

Net income (loss) per share-diluted	$0.07	$0.03	$(1.86)	$0.10

Weighted average shares outstanding-basic	58,019	57,153	57,806	56,530
Weighted average shares outstanding-diluted	68,505	59,199	57,806	58,772

Comprehensive income (loss)	$4,208	$1,745	$(107,256)	$5,939

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$(107,307)	$5,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,499	8,798
Amortization of capitalized software development costs	5,910	7,985
Stock-based compensation expense	6,760	6,910
Deferred tax provision (benefit)	(16,370)	5,213
Amortization of acquired intangible assets	3,520	4,131
Impairment of goodwill and long-lived assets	125,703	—
Amortization of investment premiums and accretion of discounts, net	341	728
Amortization of deferred financing fees	568	611
Other non-cash adjustments	2,009	2,614
Changes in operating assets and liabilities:
Accounts receivable, net	4,685	3,035
Unbilled receivables	997	(9,886)
Inventory	(3,454)	(1,883)
Deferred project costs and other current assets	1,280	(2,462)
Other assets	1,056	919
Accounts payable and accrued expenses	(719)	1,535
Accrued payroll and related liabilities	(3,798)	(4,625)
Deferred revenue	6,347	(2,972)
Other liabilities	327	(3,689)

Subtotal - Changes in operating assets and liabilities	6,721	(20,028)

Net cash provided by operating activities	38,354	22,925
Investing activities:
Acquisitions, net of cash acquired	(20,786)	(16,066)
Purchases of property and equipment	(15,222)	(15,692)
Earnout payment related to 2009 acquisition	(3,863)	(3,213)
Purchases of marketable securities	(3,046)	(22,387)
Proceeds from sale and maturity of marketable securities	6,626	24,189
Capitalized software development costs	(761)	(2,051)

Net cash used in investing activities	(37,052)	(35,220)
Financing activities:
Payments on notes payable and capital lease obligations	(42,101)	(16,140)
Proceeds from bank and other borrowings	48,500	—
Proceeds from exercise of employee stock options and sale of stock	674	1,640

Net cash provided by/(used in) financing activities	7,073	(14,500)

Net increase (decrease) in cash	8,375	(26,795)
Cash and cash equivalents at the beginning of the period	40,898	45,220

Cash and cash equivalents at the end of the period	$49,273	$18,425

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(amounts in thousands, except per share amounts)

(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2011 Annual Report on Form 10-K. The terms “TCS”, “Company”, “we”, “us” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. In the second quarter of 2012, TCS’s Navigation reporting unit’s goodwill and long-lived assets with a carrying value of $164,500 were written down to estimated fair value of $38,797, resulting in an impairment charge in the second quarter of $125,703 to Goodwill, Acquired intangibles, and Long-lived assets. The Company engaged a third party valuation firm to assist in the determination of the fair value of goodwill, acquired intangibles, capitalized software, and long-lived assets. The Company utilized a discounted cash flow model to determine the fair value of goodwill and an income approach to determine the fair values of acquired intangibles, capitalized software, and long-lived assets. A summary of the impairment charge is set forth below.

Navigation Reporting Unit Assets - Impairment charge recognized in earnings in the second quarter 2012	Carrying Value	Fair Value Total	Total Impairment Charge
Property and Equipment, including capitalized software for internal use	$23,335	$10,348	$12,987
Software development costs	18,767	6,347	12,420
Acquired intangible assets	13,964	—	13,964
Goodwill - Navigation	108,434	22,102	86,332

	$164,500	$38,797	$125,703

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

As a result of the analysis described above, an $86,332 impairment charge was recorded in the second quarter for the excess of the carrying value of goodwill over the estimated fair value.

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

Earnings per share. Basic net income per common share is based upon the average number of shares of common stock outstanding during the period. Stock options and restricted stock of approximately 32,100 shares and 25,200 shares, respectively, for the three and nine months ended September 30, 2012 and 8,600 shares and 8,500 shares, respectively, for the three and nine months ended September 30, 2011 were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

Shares issuable upon conversion of the 4.5% convertible notes issued in the fourth quarter of 2009 were included in the weighted average diluted shares for the three months ended September 30, 2012. They were excluded from weighted average diluted shares for the nine months ended September 30, 2012 and for the three and nine months ended September 30, 2011 because the effect of their inclusion would have been anti-dilutive. Concurrent with the issuance of the convertible notes the Company entered into convertible note hedge and warrant transactions. If the Company’s share price is greater than the warrant exercise price of $12.74 per share for any period presented, the warrants would be dilutive to the Company’s earnings per share. The convertible note hedge is excluded from the calculation of diluted earnings per share as the impact is always considered anti-dilutive since the call option would be exercised by us when the exercise price is lower than the market price. For the three and nine months ended September 30, 2012 and 2011, the Company’s share price was less than the warrant exercise price of $12.74, therefore no value was assigned to the warrants in the table below because the effect of their inclusion would have been anti-dilutive.

The following table summarizes the computations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss), basic	$4,179	$1,841	$(107,307)	$5,963
Adjustment for assumed dilution:
Interest on 4.5% convertible notes, net of taxes	718	—	—	—

Net income (loss), diluted	$4,897	$1,841	$(107,307)	$5,963

Denominator:
Total basic weighted-average common shares outstanding	58,019	57,153	57,806	56,530
Effect of dilutive stock options and restricted stock based on treasury stock method	484	2,046	—	2,242
Effect of 4.5% convertible notes, based on “if converted” method	10,002	—	—	—

Weighted average diluted shares	68,505	59,199	57,806	58,772

Basic earnings per common share:
Net income (loss) per share-basic	$0.07	$0.03	$(1.86)	$0.11

Diluted earnings per common share:
Net income (loss) per share-diluted	$0.07	$0.03	$(1.86)	$0.10

Recent Accounting Pronouncements.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other “Testing Indefinite-lived Intangible Assets for Impairment.” The updated guidance permits the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impairment exists. If it is determined that it is not more likely than not that an impairment exists, then the entity is not required to take further action. However, if it is determined that it is more likely than not that an impairment exists, then the entity is required to determine the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test in accordance with ASU 350-30. This ASU is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012. Early adoption is permitted as of a date before July 27, 2012. The Company does not expect adoption to have a material impact on its consolidated results of operation or financial condition.

2.	Acquisition

On July 6, 2012, the Company completed the acquisition of the outstanding shares of privately-held microDATA, GSI. Inc. (“microDATA”), in accordance with a Purchase and Sale Agreement. The microDATA acquisition was accounted for using the acquisition method; accordingly, the total purchase price was allocated to the acquired assets and assumed liabilities based on management’s preliminary valuation of the fair values as of July 6, 2012. microDATA’s operating results are reflected in the Company’s consolidated financial statements and are integrated into the Commercial Segment.

The purchase price was approximately $37,000 comprised of $20,786 in cash, net of cash acquired, and $14,250 in promissory notes, and performance-based earn-out opportunities. The acquisition cash was funded by incremental bank debt; see Note 12. The total purchase price has been allocated based on the estimated fair value of the acquired tangible and intangible assets and assumed liabilities, with the excess of the purchase price over the assets acquired and liabilities assumed being allocated to goodwill. The weighted average amortization period for the other intangibles is 5 years. The valuation has resulted in $24,700 of goodwill, which will be deductible for tax purposes over 15 years.

microDATA is a leading provider of Next Generation 9-1-1 software and solutions. Its technology and expertise is expected to enhance the Company’s end-to-end public safety communications business with expanded Geographical Information Systems emergency services information network software and additional Public Safety Answering Point-based customer premise equipment software.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Assets:
Accounts receivable	$2,190
Other current assets	348
Property and equipment	175
Acquired intangible assets	14,325
Software development costs	5,578
Accounts payable and accrued expenses	(2,133)
Accrued payroll and related liabilities	(1,856)
Deferred revenue	(6,191)
Other liabilities	(2,100)
Long-term liabilities	(14,250)

Total net assets	(3,914)
Goodwill	24,700

Net assets acquired	$20,786

The Consolidated Balance Sheets as of September 30, 2012 reflect this preliminary allocation. The Company is completing its analysis of the fair value of the identifiable intangible assets, as well as consideration of the deferred taxes acquired in the acquisition. The Company’s analysis will be finalized in a timely manner, not to exceed 12 months from the acquisition date. The microDATA operations have been included in our consolidated results of operations since the acquisition date of July 6, 2012. The pro forma state of operations information is omitted because the acquisition of the outstanding shares of microDATA did not have a significant impact on our results of operations or income (loss) per share attributable to common stockholders for the period ended September 30, 2012.

On January 31, 2011, the Company completed the acquisition of the outstanding units of Trident Space & Defense, LLC (“Trident”). The purchase price was $29,460 comprised of $17,190 paid in cash and 3,000 shares in the Company’s Class A Common Stock valued at $12,270. Trident’s operating results since acquisition are reflected in the Company’s consolidated financial statements and are integrated into the Government Segment.

3.	Stock-Based Compensation

The Company had 1,428 and 627 restricted stock units outstanding at a weighted-average fair value of $4,281 and $2,729 at September 30, 2012 and 2011, respectively. Share-based compensation expense is recognized on a straight line basis, for only those shares expected to vest over the requisite service period of the awarded, which generally vest over one year for directors and vest in annual increments over three years for executives, conditional on continued employment. Approximately 217 shares were issued relating to the vesting of restricted stock units in the nine months ended September 30, 2012.

The Company had 17,229 and 16,284 stock options outstanding as at September 30, 2012 and 2011, respectively, nearly all exercisable at prices between $2 and $10. During the nine months ended September 30, 2012 and 2011, the Company granted 2,721 and 3,423 options and had exercises of 54 and 467 options, respectively. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the awards, which is generally 5 years.

The Company recognized total share-based compensation costs of $2,015 and $2,204 in the three months ended September 30, 2012 and 2011, and $6,760 and $6,910 in the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and 2011, the Company had $10,369 and $15,891 of total unrecognized share-based compensation cost, which is expected to be recognized over a weighted-average period of approximately 3 years.

4.	Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $915 and $4,268 during the three and nine months ended September 30, 2012, respectively. We acquired $1,510 and $3,713 of property under capital leases during the three and nine months ended September 30, 2011, respectively.

Interest paid totaled $739 and $4,105 during the three and nine months ended September 30, 2012, respectively. We paid $576 and $3,686 in interest for the three and nine months ended September 30, 2011, respectively.

Income taxes paid totaled $173 and $982 for the three and nine months ended September 30, 2012, respectively. Income taxes paid totaled $312 and $233 during the three and nine months ended September, 30, 2011.

5.	Marketable Securities

The following is a summary of available-for-sale marketable securities at September 30, 2012:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$13,602	$74	$—	$13,676
Mortgage-backed and asset-backed securities	1,688	—	(3)	1,685

Total marketable securities	$15,290	$74	$(3)	$15,361

The following table summarizes the original cost and estimated fair value of available-for-sale marketable securities by contractual maturity at September 30, 2012:

	Original Cost	Fair Value
Due within 1 year or less	$9,660	$9,201
Due within 1-2 years	4,603	4,527
Due within 2-3 years	1,634	1,633

	$15,897	$15,361

The following is a summary of available-for-sale marketable securities at December 31, 2011:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$16,114	$44	$(20)	$16,138
Mortgage-backed and asset-backed securities	2,101	—	(6)	2,095
Agency bonds	1,000	—	(1)	999

Total marketable securities	$19,215	$44	$(27)	$19,232

The following table summarizes the original cost and estimated fair value of available-for-sale marketable securities by contractual maturity at December 31, 2011:

	Original Cost	Fair Value
Due within 1 year or less	$9,632	$9,267
Due within 1-2 years	7,184	7,001
Due within 2-3 years	2,986	2,964

	$19,802	$19,232

6.	Fair Value Measurements

Our population of assets and liabilities subject to fair value measurements on a recurring basis and the necessary disclosures are as follows:

As of September 30, 2012	Fair Value Total	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$49,273	$49,273	$—	$—
Corporate bonds	13,676	13,676	—	—
Mortgage-backed and asset-backed securities	1,685	1,685	—	—

Marketable securities	15,361	15,361	—	—
Deferred compensation plan investments	668	668	—	—

Assets at fair value	$65,302	$65,302	$—	$—

Liabilities:
Contractual acquisition earn-outs	$2,100	$—	$—	$2,100
Deferred compensation	362	362	—	—

Liabilities at fair value	$2,462	$362	$—	$2,100

	Fair Value Total	Fair Value Measurements Using Fair Value Hierarchy
As of December 31, 2011		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$40,898	$40,898	$—	$—
Corporate bonds	9,267	9,267	—	—
Mortgage-backed and asset-backed securities	7,001	7,001	—	—
Agency bonds	2,964	2,964	—	—

Marketable securities	19,232	19,232	—	—
Deferred compensation plan investments	657	657	—	—

Assets at Fair Value	$60,787	$60,787	$—	$—

Liabilities:
Contractual acquisition earn-outs	$3,580	$—	$—	$3,580
Deferred compensation	440	440	—	—

Liabilities at Fair Value	$4,020	$440	$—	$3,580

The Company holds marketable securities that are investment grade and are classified as available-for-sale. The securities include corporate bonds, agency bonds, mortgage and asset backed securities that are carried at fair market value based on quoted market prices; see Note 5.

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

The contractual acquisition earn-outs were part of the consideration paid for certain 2009 and the 2012 microDATA acquisitions. The fair value of the earn-outs is based on probability-weighted payouts under different scenarios, discounted using a discount rate commensurate with the risk. The following table provides a summary of the changes in the Company’s contractual acquisition earn-outs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2012	$3,580
Fair value adjustment recognized in earnings	283
Issuances and settlements, net	(1,763)

Balance at September 30, 2012	$2,100

The Company’s assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired. The Navigation reporting unit’s goodwill and long-lived assets with a carrying value of $164,500 at March 31, 2012 were written down to their estimated fair value of $38,797, resulting in an impairment charge of $125,703 in the second quarter of 2012; see Note 1, Goodwill, Acquired intangibles, and Long-lived assets for further information regarding the valuation inputs.

Navigation Reporting Unit Assets - Impairment charge recognized in earnings in the second quarter 2012	March 31, 2012	Fair Value Total	Fair Value Measurements Using Fair Value Hierarchy			Total Losses
			Level 1	Level 2	Level 3
Assets:
Property and Equipment, including capitalized software for internal use	$23,335	$10,348	$—	$—	$10,348	$12,987
Software development costs	18,767	6,347	—	—	6,347	12,420
Acquired intangible assets	13,964	—	—	—	—	13,964
Goodwill - Navigation	108,434	22,102	—	—	22,102	86,332

	$164,500	$38,797	—	—	$38,797	$125,703

The Company’s long-term debt, excluding leases, consists of borrowings under a commercial bank term loan agreement, 4.5% convertible senior notes, and promissory notes; see Note 12. The long-term debt, excluding leases, is currently reported at the borrowed amount outstanding. At September 30, 2012, the estimated fair value of the Company’s long-term debt, excluding leases, was $148,130 versus a carrying value of $161,850. At September 30, 2011, the fair value of long-term debt, excluding leases, approximated its carrying amount of $134,166. The estimated fair value is based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.

7.	Segment Information

Government Segment: We design, furnish, install and operate wireless network communication systems, including our SwiftLink® deployable communication systems which integrate high speed, satellite and other wireless, and internet protocol technology with secure Government-approved cryptologic devices. We own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment,) and provide professional services including field support of our systems and cyber security training to the U.S. Department of Defense and other government and foreign customers.

Commercial Segment: Our hosted and managed services include mobile location-based applications including turn-by-turn navigation, E9-1-1 call routing; that is, customers use our software functionality through connections to and from network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or other metrics. Customers include wireless carrier network operators, Voice over Internet Protocol (“VoIP”) service providers, state and local governments deploying Next Generation 9-1-1 technology, and automotive industry suppliers. Our commercial services and systems enable wireless carriers to deliver location-based information, internet content, and short text messages to and from wireless phones. We earn carrier software-based revenue through the sale of licenses, deployment and customization fees, and maintenance fees, pricing for which is generally based on the volume of capacity purchased from us by the carrier. The estimated fair value for the Navigation reporting unit within the Commercial Segment was adjusted by the $125,703 second quarter impairment charge. The operating results of the microDATA acquisition are integrated into the Commercial Segment.

Management evaluates segment performance based on gross profit. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.

The following table sets forth results for our reportable segments for the three and nine months ended September 30, 2012 and 2011, respectively. All revenues reported below are from external customers. A reconciliation of segment gross profit to net income for the respective periods is also included below:

	Three Months Ended September 30,
	2012			2011
	Gvmt	Comm.	Total	Gvmt	Comm.	Total
Revenue
Services	$37,890	$41,206	$79,096	$42,340	$31,841	$74,181
Systems	53,846	7,114	60,960	4,030	34,409	38,439

Total revenue	91,736	48,320	140,056	46,370	66,250	112,620

Direct costs of revenue
Direct cost of services	28,076	17,469	45,545	20,818	21,982	42,800
Direct cost of systems	45,912	4,473	50,385	3,318	29,196	32,514

Total direct costs	73,988	21,942	95,930	24,136	51,178	75,314

Gross profit
Services gross profit	9,814	23,737	33,551	21,522	9,859	31,381
Systems gross profit	7,934	2,641	10,575	712	5,213	5,925

Total gross profit	$17,748	$26,378	$44,126	$22,234	$15,072	$37,306

	Nine Months Ended September 30,
	2012			2011
	Gvmt	Comm.	Total	Gvmt	Comm.	Total
Revenue
Services	$103,947	$118,036	$221,983	$130,387	$94,589	$224,976
Systems	118,136	14,594	132,730	12,550	66,139	78,689

Total revenue	222,083	132,630	354,713	142,937	160,728	303,665

Direct costs of revenue
Direct cost of services	77,616	52,811	130,427	60,041	65,063	125,104
Direct cost of systems	100,905	10,339	111,244	10,098	56,490	66,588

Total direct costs	178,521	63,150	241,671	70,139	121,553	191,692

Gross profit
Services gross profit	26,331	65,225	91,556	70,346	29,526	99,872
Systems gross profit	17,231	4,255	21,486	2,452	9,649	12,101

Total gross profit	$43,562	$69,480	$113,042	$72,798	$39,175	$111,973

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total segment gross profit	$44,126	$37,306	$113,042	$111,973
Research and development expense	(9,799)	(8,610)	(27,392)	(26,786)
Sales and marketing expense	(8,041)	(7,292)	(23,144)	(21,574)
General and administrative expense	(14,931)	(11,570)	(40,276)	(33,557)
Depreciation and amortization of property and equipment	(3,689)	(3,147)	(10,499)	(8,798)
Amortization of acquired intangible assets	(1,431)	(1,404)	(3,520)	(4,131)
Impairment of goodwill and long-lived assets	—	—	(125,703)	—
Interest expense	(2,088)	(1,763)	(5,367)	(5,565)
Amortization debt discount and debt issuance expenses	(190)	(187)	(568)	(611)
Other income (expense), net	(115)	(107)	(83)	(233)

Income (loss) before income taxes	3,842	3,226	(123,510)	10,718
Benefit (provision) for income taxes	337	(1,385)	16,203	(4,755)

Net income (loss)	$4,179	$1,841	$(107,307)	$5,963

8.	Inventory

Inventory consisted of the following:

	September 30, 2012	December 31, 2011
Component parts	$8,426	$5,895
Finished goods	2,171	1,248

Total inventory	$10,597	$7,143

9.	Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development costs consisted of the following:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired intangible assets:
Customer lists and other	$36,224	$8,307	$27,917	$21,899	$5,596	$16,303
Customer relationships	—	—	—	20,138	5,502	14,636
Trademarks and patents	1,334	735	599	1,364	628	736
Software development costs, including acquired technology	44,733	25,567	19,166	61,163	30,012	31,151

Total acquired intangible assets and software dev. costs	$82,291	$34,609	$47,682	$104,564	$41,738	$62,826

Estimated future amortization expense:
Three Months ending December 31, 2012	$3,173
Year ending December 31, 2013	12,562
Year ending December 31, 2014	8,968
Year ending December 31, 2015	7,440
Year ending December 31, 2016	6,822
Thereafter	8,717

Total estimated future amortization expense	$47,682

For the three and nine months ended September 30, 2012, we capitalized $303 and $768, respectively, of software development costs for certain software projects after technological feasibility had been reached but before the products were available for general release. For the three and nine months ended September 30, 2011, we capitalized $516 and $2,070, respectively, of software development costs. These costs are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

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

The acquired intangible assets increased by $14,325 in the third quarter due to the microDATA acquisition and are being amortized on a straight line basis over their estimated useful lives of five years. The capitalized software development costs included an additional $5,578 via the microDATA acquisition and are being amortized on a straight line basis over their estimated useful lives of five years.

As a result of the fair value evaluation of the Navigation reporting unit, the Company recorded a $13,964 impairment charge for the excess of the carrying value of acquired intangible assets over the estimated fair value in the second quarter of 2012.

The changes in the carrying amount of goodwill are as follows:

	Commercial Segment	Government Segment	Total
Balance as of January 1, 2012	$122,454	$54,023	$176,477
Goodwill from acquisition of microDATA	24,700	—	24,700
Final adjustments to the purchase price allocation for the Trident acquisition	—	273	273
Impairment charge related to the adjusted fair value of the Navigation reporting unit	(86,332)	—	(86,332)

Balance as of September 30, 2012	$60,822	$54,296	$115,118

The gross carrying amount for the Government Segment increased by $273 in the nine months ended September 30, 2012 due to the final Trident purchase price allocation and adjustments. The gross carrying amount for the Commercial Segment increased by $24,700 in the nine months ended September 30, 2012 due to the preliminary microDATA purchase price allocation and adjustments; see Note 2. Prior to the end of the measurement period for the final purchase price allocation, which is not to exceed 12 months from the acquisition date, if information becomes available which would indicate adjustments are required to the purchase price the adjustments will be included in the purchase price allocation retrospectively.

As a result of the Company’s impairment test of goodwill related to its Navigation reporting unit in the second quarter of 2012, an $86,332 impairment charge was recorded for the excess of the goodwill carrying value over the estimated fair value; see Note 1.

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

The following tables summarize revenue and accounts receivable concentrations from our significant customers:

	Segment	% of Total Revenue For the Three Months Ended September 30,		% of Total Revenue For the Nine Months Ended September 30,
Customer		2012	2011	2012	2011
U.S. Government agencies and departments	Government	48%	40%	43%	32%
Customer A	Commercial	12%	17%	14%	19%
Customer B	Commercial	<10%	<10%	<10%	11%
Customer C	Commercial	<10%	<10%	<10%	<10%

	Segment	As of September 30, 2012
Customer		Accounts Receivable	Unbilled Receivables
U.S. Government agencies and departments	Government	29%	38%
Customer A	Commercial	13%	25%
Customer B	Commercial	<10%	<10%
Customer C	Commercial	<10%	17%

11.	Lines of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. In July 2012, we entered into the Fourth Amendment to the Loan and Security Agreement (the “Amendment”.) No changes were made to the amount the Company could borrow under its existing $35,000 revolving line of credit (the “Line of Credit.”) Our potential borrowings under the Line of Credit are reduced by a cash management services sublimit of $1,585 at September 30, 2012.

The Line of Credit maturity date is June 30, 2014. The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date, and interest on the Line of Credit is payable monthly. The principal amount outstanding under the Line of Credit shall accrue interest at a floating per annum rate equal to the one-half of one percentage point (0.5%) above the prime rate (3.25% at September 30, 2012.) Prior to the Amendment, interest on the Line of Credit payable by the Company was at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) the bank’s most recently announced prime rate.

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

As of September 30, 2012 there were no borrowings on our line of credit, and we had approximately $33,400 of unused borrowing availability. As of December 31, 2011, we had $9,500 of borrowings outstanding under the line of credit and had approximately $24,000 of unused borrowing availability under this line of credit.

12.	Long-term Debt

Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
4.5% Convertible notes	$103,500	$103,500
Term loan from commercial bank dated July 6, 2012	44,100	—
Promissory note payable to microDATA sellers	14,250	—
Term loan from commercial bank paid in full in July 2012	—	23,333

Total long-term debt	161,850	126,833

Less: current portion	(16,784)	(9,333)

Non-current portion of long-term debt	$145,066	$117,500

Aggregate maturities of long-term debt (including interest) at September 30, 2012 are as follows:

2012	$5,297
2013	23,573
2014	125,524
2015	10,042
2016	9,671
2017	4,696

Total long-term debt, including interest	$178,803

On November 10, 2009, the Company sold $103,500 of 4.5% Convertible Senior Notes (the “Notes”) due 2014. The Notes are not registered and were offered under Rule 144A of the Securities Act of 1933, as amended. Concurrent with the issuance of the Notes, we entered into convertible note hedge transactions and warrant transactions that are expected to reduce the potential dilution associated with the conversion of the Notes. Holders may convert the Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate will initially be 96.637 shares of Class A common stock per $1 (one thousand) principal amount of Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions is an increase in the effective conversion premium of the Notes to $12.74 per share.

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

On July 6, 2012, the Company entered into the Fourth Amendment to the Loan and Security Agreement. As amended, the Loan Agreement provides for a $45,000 term loan (“Term Loan”) that replaces the Company’s existing $40,000 term loan with the Silicon Valley Bank, as administrative agent and collateral agent (“SVB”), on behalf of certain entities that are parties to the Loan Agreement. Approximately, $19,400 of the borrowings under the new term loan were used to pay off the Company’s existing indebtedness under its prior term loan with SVB, including transaction fees associated with the Amendment, and approximately $20,000 were used as part of the acquisition of microDATA.

The Term Loan maturity date is June 30, 2017, except that if the Company fails to refinance, convert or extend its existing convertible notes which are scheduled to be paid in November 2014, by June 30, 2014, all amounts due and outstanding on the Term Loan shall be due and payable on June 30, 2014.

The amount outstanding under the Term Loan are payable as follows: (i) commencing with the monthly period ending July 31, 2012, three (3) equal consecutive monthly installments of principal, each in the amount of Three Hundred Thousand Dollars ($300,000) plus monthly payments of accrued interest and (ii) commencing with the monthly period ending October 31, 2012, fifty-seven (57) equal consecutive monthly installments of principal, each in an amount equal to Seven Hundred Seventy Three Thousand Six Hundred Eighty Four Dollars ($773,684) plus monthly payments of accrued interest. The principal amount outstanding under the Term Loan shall accrue interest at a floating per annum rate equal to three-quarters of one percentage point (0.75%) above the Prime Rate (3.25% at September 30, 2012), which interest shall be payable monthly. The interest rate payable by the Company on the Term Loan prior to the Amendment was to half of one percentage point (0.5%) above the Prime Rate. The prior definition of Prime Rate had a 4% minimum rate, while the current definition does not have such a minimum.

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

The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to (i) dispose part of their business, property; (ii) change their business, liquidate or enter into certain extraordinary transactions; (iii) merge, consolidate or acquire stock or property of another entity; (iv) incur indebtedness, other that certain permitted indebtedness; (v) encumber their property; (vi) maintain certain accounts; (vii) pay or make dividends, other distributions or directly or indirectly make certain investments; (viii) enter into material transactions with an affiliate of the Company; (ix) repay indebtedness, (x) amend the terms of subordinated debt; and (xi) permit any subsidiary to maintain assets above a certain amount. As of September 30, 2012, we were in compliance with the covenants related to the Loan Agreement.

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

On July 6, 2012, the Company issued $14,250 in promissory notes as part of the consideration paid for the acquisition of microDATA. The promissory notes are due in two installments: $7,500 plus interest due June 30, 2013 and $6,750 plus interest due June 30, 2014 and bear simple interest at 6%. The promissory notes are effectively subordinated to TCS’s structured debt.

13.	Capital leases

We lease certain equipment under capital leases. Capital leases are collateralized by the leased assets. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at September 30, 2012:

2012	$1,834
2013	6,172
2014	3,679
2015	2,017
2016	486

Total minimum lease payments	14,188
Less: amounts representing interest	(869)

Present value of net minimum lease payments (including current portion of $6,069)	$13,319

14.	Income taxes

Our benefit (provision) for income taxes totaled $337 and $16,203 for the three and nine months ended September 30, 2012, respectively, as compared to $(1,385) and $(4,755) being recorded for the three and nine months ended September 30, 2011. The benefit recorded for the nine month period ended September 30, 2012 is comprised of current year tax expense of $978 recorded based on estimated annual pretax income, plus discrete adjustments of $17,190 tax benefit recorded related to the Navigation reporting unit goodwill and long-lived asset impairment, and a foreign subsidiary worthless stock deduction.

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

Components of comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$4,179	$1,841	$(107,307)	$5,963
Other comprehensive income (loss):
Change in foreign currency translation	—	2	(7)	1
Change in unrealized gains (loss) on marketable securities	29	(98)	58	(25)

Total comprehensive income (loss)	$4,208	$1,745	$(107,256)	$5,939

16.	Commitments and Contingencies

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

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that indemnification claims should not have a material effect on our results of operations; (b) regarding our expectations with regard to the notes hedge transactions; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months, (d) relating to our backlog, (e) that we believe that capitalized software development costs will be recoverable from future gross profits (f) regarding our belief that we were in compliance with our loan covenants and that we believe that we will continue to comply with these covenants, (g) regarding our expectations with regard to income tax assumptions and future stock based compensation expenses, (h) regarding our assumptions related to goodwill, (i) that a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower growth rate, among others, could cause us to conclude that impairment indicators exist and that our acquired intangible and long-lived assets might be impaired, (j) that we believe our intellectual property represented by patents is a valuable asset which will contribute positively to our results of operations, (k) relating to our R&D spending, (l) that we believe we should not incur any material liabilities from customer indemnification requests, (m) that determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, projected revenues and sales pipelines, as well as relevant comparable company multiples for the market comparable approach, and (n) that the microDATA acquisitions technology and expertise is expected to enhance the Company’s end-to-end public safety communications business with expanded Geographical Information Systems emergency services information network software and additional Public Safety Answering Point-based customer premise equipment software.

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

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). See Note 1 to the unaudited interim consolidated financial statements included elsewhere in this Form 10-Q for a list of the standards implemented for the nine months ended September 30, 2012.

We have identified our most critical accounting policies and estimates to be those related to the following:

•	Revenue recognition,

•	Stock compensation expense,

•	Marketable securities,

•	Income taxes,

•	Business combinations, and

•	Legal and other contingencies.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. The Navigation reporting unit’s goodwill and long-lived assets with a carrying value of $164,500 at March 31, 2012 were written down to their estimated fair value of $38,797, resulting in an impairment charge of $125,703 in the second quarter of 2012. The Company engaged a third party valuation firm to assist in the determination of the fair value of goodwill, acquired intangibles, capitalized software, and long-lived assets. The Company utilized a discounted cash flow to determine the fair value of goodwill and an income approach to determine the fair values of acquired intangibles, capitalized software, and long-lived assets. A summary of the impairment is set forth below.

Navigation Reporting Unit - Impairment charge recognized in earnings in the second quarter	Carrying Value	Fair Value Total	Total Impairment

Property and Equipment, including capitalized software for internal use	$23,335	$10,348	$12,987
Software development costs	18,767	6,347	12,420
Acquired intangible assets	13,964	—	13,964
Goodwill - Navigation	108,434	22,102	86,332

	$164,500	$38,797	$125,703

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

	September 30, 2012	December 31, 2011
Cyber Intelligence	$28,155	$28,155
Government Solutions Group	26,142	25,869
Other Commercial	38,719	14,019
Navigation	22,102	108,434

Total goodwill	$115,118	$176,477

In the second quarter of 2012, the Company received notice from a navigation application customer that it intends to adjust pricing for TCS services. Management considered this to be an indicator that the Company should evaluate the long-lived assets (including goodwill and other intangible assets) related to the Company’s 2009 acquisition of Networks In Motion, operating as the Company’s Navigation unit, for potential impairment.

As a result, the Company completed Step 1 of the goodwill impairment testing in the second quarter of 2012 for the Navigation reporting unit using a DCF analysis supported by a market comparable approach. The DCF analysis is based on the Company’s updated long-range forecast for Navigation. For years beyond the forecast, the Company’s estimated terminal value based on a discount rate of approximately 12% and a perpetual cash flow growth rate of 3%. For the market comparable approach, the Company evaluated comparable company public trading values, using sales multiples.

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

As a result of our analysis as described above, an $86,332 impairment charge was recorded in the second quarter for the excess of the carrying value of goodwill over the estimated fair value. No triggering events have occurred with regard to other reporting units, so analysis of other units has not been done at this time; our next impairment analysis is scheduled for October 2012.

The gross carrying amount for the Government Segment increased by $273 in the nine months ended September 30, 2012 due to the final Trident purchase price allocation and adjustments. The gross carrying amount for the Commercial Segment increased by $24,700 in the nine months ended September 30, 2012 due to the preliminary microDATA purchase price allocation and adjustments; see Note 2. Prior to the end of the measurement period for the final purchase price allocation , which is not to exceed 12 months from the acquisition date, if information becomes available which would indicate adjustments are required to the purchase price the adjustments will be included in the purchase price allocation retrospectively.

A reconciliation of the changes in carrying value of goodwill:

	Navigation	Other Commercial	Government Solutions Group	Cyber Intelligence	Total
Balance as of January 1, 2012	$108,434	$14,019	$25,869	$28,155	$176,477
Goodwill from preliminary purchase price allocation of microDATA		24,700			24,700
Goodwill from final purchase price allocation of Trident	—	—	273	—	273
Impairment charge related to the adjusted fair value of the Navigation reporting unit	(86,332)	—	—	—	(86,332)

Balance as of September 30, 2012	$22,102	$38,719	$26,142	$28,155	$115,118

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

The acquired intangible assets increased by $14,325 in the third quarter due to the microDATA acquisition. The microDATA acquired intangible assets are being amortized on a straight line basis over their estimated useful lives of five years.

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

The capitalized software development costs also increased by $5,578 in the third quarter due to the microDATA acquisition and are being amortized on a straight line basis over their estimated useful lives of five years.

In the second quarter of 2012, the Company recorded an impairment charge of $12,420 after determining certain capitalized software development costs were not recoverable based on decreased projected revenues and sales pipeline.

Our acquired intangible assets and capitalized software development costs of consisted of the following:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired intangible assets:
Customer lists and other	$36,224	$8,307	$27,917	$21,899	$5,596	$16,303
Customer relationships	—	—	—	20,138	5,502	14,636
Trademarks and patents	1,334	735	599	1,364	628	736
Software development costs, including acquired technology	44,732	25,566	19,166	61,163	30,012	31,151

Total acquired intangible assets and software dev. costs	$82,290	$34,608	$47,682	$104,564	$41,738	$62,826

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

Overview

Our business is reported using two business segments: (i) the Government Segment, which consists principally of engineering, deployment and field support of secure communication solutions and components, mainly satellite-based, and related services, including cyber-security training and related services, to government agencies and (ii) the Commercial Segment, which consists principally of communication technology for wireless networks based on location-based services, including E9-1-1 call routing application.

Effective July 6, 2012, the Company completed the acquisition of the all of the outstanding shares of privately-held microDATA, GIS, Inc., (“microDATA”) in accordance with the Purchase and Sale Agreement. microDATA is a leading provider of Next Generation 9-1-1 software and solutions. Consideration for the acquisition was approximately $37 million, comprised of $20 million in cash at closing, plus $14 million in promissory notes and performance-based earn-out opportunities. The microDATA acquisition is accounted for using the acquisition method; accordingly, the total purchase price is allocated to the acquired assets and assumed liabilities based on management preliminary valuation of the fair values as of July 6, 2012. microDATA’s operating results since July 6, 2012 are included in the Commercial Segment; see Note 2.

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

The comparability of our operating results in nine month period ended September 30, 2012 to nine month period ended September 30, 2011 is affected by acquisition of Trident which completed on January 31, 2011 and the acquisition of microDATA which completed on July 6, 2012. Where changes in our results of operations from nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 are clearly related to these acquisitions, such as revenue and increases in amortization of intangibles, we quantify the effects. These acquisitions did not result in our entry into a new line of business or product category since it added products and services similar to those provided by our Government Segment and Commercial Segments.

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments.

Government Segment

	Three Months Ended				Nine Months Ended
	September 30,		2012 vs. 2011		September 30,		2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%

Services revenue	$37.9	$31.9	$6.0	19%	$103.9	$94.6	$9.3	10%
Systems Revenue	53.8	34.4	19.4	56%	118.1	66.1	52.0	79%

Total Government Segment Revenue	91.7	66.3	25.4	38%	222.0	160.7	61.3	38%

Direct cost of services	28.1	22.0	6.1	28%	77.6	65.1	12.5	19%
Direct cost of systems	45.9	29.2	16.7	57%	100.9	56.4	44.5	79%

Total Government Segment cost of revenue	74.0	51.2	22.8	45%	178.5	121.5	57.0	47%

Services gross profit	9.8	9.9	(0.1)	(1%)	26.3	29.5	(3.2)	(11%)
% of revenue	26%	31%			25%	31%
Systems gross profit	7.9	5.2	2.7	52%	17.2	9.7	7.5	77%

% of revenue	15%	15%			15%	15%
Total Government Segment gross profit[1]	$17.7	$15.1	$2.6	17%	$43.5	$39.2	$4.3	11%

Segment gross profit as a percentage of revenue	19%	23%			20%	24%

[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue is generated from professional communications engineering and field support, cyber security training, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite, including resale of satellite airtime. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods. Government services revenue increased $6.0 million, or 19% and $9.3 million, or 10% for the three and nine months ended September 30, 2012 compared to the same periods in 2011 as a result of new and expanded-scope contracts for field support and maintenance, professional services, and satellite airtime services using our teleport facilities.

Direct cost of government services revenue consists of compensation, benefits and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs were higher in the three and nine months ended September 30, 2012 compared to the same periods in 2011 as a result of the increased volume of services.

Our gross profit from government services decreased $0.1 million, or 1% and $3.2 million, or 11% in the three and nine months ended September 30, 2012, compared to the same periods in 2011 as a result of lower average pricing on the renewal of several contracts offsetting the benefit of higher volume.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from selling secure wireless communication systems, primarily deployable satellite-based and line-of-sight deployable systems, and integration of these systems into customer networks. These are largely variations on our SwiftLink products, which are lightweight, secure, deployable communication kits, sold mainly to units of the U.S. Department of Defense and other federal agencies. Since our 2011 acquisition of Trident our government systems revenue also includes electronic components. Government systems sales increased $19.4 million, or 56%, and $52.0 million, or 79%, in the three and nine months ended September, 30 2012, compared to same periods in 2011 due mainly to more low margin “pass through” shipments in the second and third quarters of 2012. Also, increased sales volume of our SwiftLink and deployable communication systems and sales of our highly reliable electronic parts and materials contributed to the increase in government systems revenue.

The cost of our government systems revenue consists of purchased system components, compensation and benefits, the costs of third-party contractors, and travel. These costs have varied over the periods as a direct result of changes in volume. These equipment and third-party costs are variable for our different products, so that margins fluctuate between periods based on pricing and product mix.

Our government systems gross profit increased $2.7 million, or 52% and $7.5 million, or 77% in the three and nine months ended September 30, 2012, compared to the same periods in 2011 due to higher sales volume. Government systems gross profit as a percentage of revenue was the same at 15% for the three and nine months ended September 30, 2012 and 2011. The increase in gross profit dollars reflects higher revenue volume.

Commercial Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
			2012 vs. 2011				2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%

Services revenue	$41.2	$42.3	$(1.1)	(3%)	$118.0	$130.4	$(12.4)	(10%)
Systems Revenue	7.1	4.0	3.1	78%	14.6	12.6	2.0	16%

Total Commercial Segment Revenue	48.3	46.3	2.0	4%	132.6	143.0	(10.4)	(7%)

Direct cost of services	17.4	20.8	(3.4)	(16%)	52.8	60.1	(7.3)	(12%)
Direct cost of systems	4.5	3.3	1.2	36%	10.3	10.1	0.2	2%

Total Commercial Segment cost of revenue	21.9	24.1	(2.2)	(9%)	63.1	70.2	(7.1)	(10%)

Services gross profit	23.8	21.5	2.3	11%	65.2	70.3	(5.1)	(7%)
% of revenue	58%	51%			55%	54%
Systems gross profit	2.6	0.7	1.9	271%	4.3	2.5	1.8	72%

% of revenue	37%	18%			29%	20%
Total Commercial Segment gross profit[1]	$26.4	$22.2	$4.2	19%	$69.5	$72.8	$(3.3)	(5%)

Segment gross profit as a percentage of revenue	55%	48%			52%	51%

[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements.

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Our commercial services revenue is generated from hosted wireless Location Based Service (“LBS”) applications, including public safety E9-1-1 service for wireless and Voice over Internet Protocol (“VoIP”) service providers, turn-by-turn navigation, people-finder and asset tracker, and, and hosted wireless LBS infrastructure service. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Subscriber service revenue is generated by client software applications for wireless subscribers, generally on a per-subscriber per month basis. Hosted LBS service and E9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites or the number of customer subscribers or sessions using our technology. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Custom software development, implementation and maintenance services may be provided under time and materials or fixed-fee contracts.

Commercial services revenue in the three and nine months ended September 30, 2012 decreased $1.1 million, or 3%, and $12.4 million, or 10%, respectively, compared to the same periods in 2011 due mainly to lower pricing and volume from navigation application services and lower software maintenance revenue, partly offset by higher revenue from E9-1-1 services including contributions from the acquired microDATA business.

The direct cost of commercial services revenue consists primarily of compensation and benefits, network access, data feed and circuit costs for network operation centers and co-location facilities, licensed location-based application content, and equipment and software maintenance. The direct cost of services also includes amortization of capitalized software development costs of $0.3 million and $2.4 million for the three and nine months ended September 30, 2012, respectively, compared to $1.7 million and $5.2 million for the same periods in 2011. The decrease reflects the write-down of amortizable intangibles during the second quarter offset by the amortization of the capitalized software development costs acquired with microDATA. For the three months and nine months ended September 30, 2012, the direct cost of services revenue decreased $3.4 million, or 16%, and $7.3 million, or 12%, respectively, from the same periods in 2011. These decreases are due to lower direct labor and other direct costs, including licensed content.

Commercial services gross profit for the three months ended September 30, 2012 increased $2.3 million, or 11%, compared to the three months ended September 30, 2011 due mainly to an improved mix of customer business. Commercial services gross profit for the nine months ended September 30, 2012 decreased $5.1 million, or 7% compared to the same period in 2011 due mainly to the impact of a pricing adjustment by a large navigation application customer effective May 1, 2012.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems to wireless carriers and state and local governments incorporating our licensed software for enablement E9-1-1 call routing and computer-aided responder dispatch, location-based wireless services and text messaging. During 2011, we launched Next Generation 9-1-1 technology, enabling the public to transmit text, images and video to Public Service Answering Points (“PSAPs”), for increased reliability and precise wireless 9-1-1 communications, and began deployment of systems for initial customers. Large software deployment projects are reported using percentage-of-completion accounting.

Commercial systems revenue for the three and nine months ended September 30, 2012 increased $3.1 million, or 78% and $2.0 million, or 16%, respectively, compared to the same periods of 2011. The operations of microDATA, acquired at the beginning of the third quarter 2012 also contributed about $4.0 million Next Generation 9-1-1systems revenue. This additional revenue was partly offset by lower commercial wireless carrier infrastructure sales.

The direct cost of our commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, consulting fees as well as the amortization of acquired and capitalized software development. The direct costs of systems revenue for the three and nine months ended September 30, 2012 increased $1.2 million, or 36% and $0.2 million, or 2%, respectively, compared to the same periods in 2011. During the three and nine months ended September 30, 2012, direct costs of systems revenue included $1.4 million and $3.5 million, respectively, of amortization of software development costs. Comparatively, in the three and nine months ended September 30, 2011, direct cost of systems revenue included $1.0 million and $2.8 million, respectively, of amortization of software development costs.

Our commercial systems gross profit for the three months ended September 30, 2012 increased $1.9 million, or 271% compared to the three months ended September 30, 2011. Commercial systems gross profit for the nine months ended September 30, 2012 increased $1.8 million, or 72% of commercial systems revenue compared the nine months ended September 30, 2011 due to higher revenue from Next Generation 9-1-1 public safety system deployments incorporating software license sales.

Revenue Backlog

As of September 30, 2012 and 2011, we had unfilled orders or backlog as follows:

($ in millions)	2012	2011	$	%
Commercial Segment	$242.8	$298.9	$(56.1)	(19)%
Government Segment	124.6	186.8	(62.2)	(33)%

Total funded contract backlog	$367.4	$485.7	$(118.3)	(24)%

Commercial Segment	$242.8	$298.9	$(56.1)	(19)%
Government Segment	912.2	1,030.9	(118.7)	(12)%

Total backlog of orders and commitments, including customer options	$1,155.0	$1,329.8	$(174.8)	(13)%

Expected to be realized within next 12 months	$245.2	$316.4	$(71.2)	(23)%

Funded contract backlog represents contracts for which fiscal year funding has been appropriated by the company’s customers (mainly federal agencies), and for hosted services (mainly for wireless carriers), backlog for which is computed by multiplying the most recent month’s contract or subscription revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. The decline in funded backlog in nine months ended September 30, 2012 largely reflects partial fulfillment of approximately $45 million of low margin government systems pass through order received in 2011. Funded backlog as of September 30, 2012 includes new orders of $29 million added through the microDATA acquisition.

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

Operating Expenses

Research and development expense:

	Three Months Ended September 30,		2012 vs. 2011		Nine Months Ended September 30,		2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%
Research and development expense	$9.8	$8.6	$1.2	14%	$27.4	$26.8	$0.6	2%
% of total revenue	7%	8%			8%	9%

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

We incur R&D expense for software mainly used by commercial network operators and government customers. Throughout the reporting periods our R&D was primarily focused on investing in navigation, Next Generation 9-1-1, secure communications technology for government customers, and through network operations, the telematics supply chain and others. We continually assess our spending on R&D to ensure resources are focused on technology that is expected to achieve the highest level of success.

In addition to company deliverables, our research and development expenditures and acquisitions have yielded a portfolio of 249 patents, and more than 350 patent applications pending, primarily for wireless location technology. We believe that the intellectual property represented by these patents is a valuable asset that will contribute positively to our results of operations.

Research and development expenses increased $1.2 million and $0.6 million for the three and nine months ended September 30, 2012 versus the comparable period of 2011 primarily due continued investment to improve location-based applications and infrastructure and an additional $0.4 million expense resulting from the microDATA acquisition.

Sales and marketing expense:

	Three Months Ended September 30,		2012 vs. 2011		Nine Months Ended September 30,		2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%
Sales and marketing expense	$8.0	$7.3	$0.7	10%	$23.1	$21.6	$1.5	7%
% of total revenue	6%	6%			7%	7%

Our sales and marketing expenses include fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences including our annual SwiftLink Users Forum. We sell our solutions through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. Government primarily through direct sales professionals. Sales and marketing expenses increased $0.7 million and $1.5 for the three and nine months ended September 30, 2012 versus the comparable periods of 2011 due to increases in sales personnel, higher costs of key trade event visibility, and variable compensation accruals.

General and administrative expense:

	Three Months Ended September 30,		2012 vs. 2011		Nine Months Ended September 30,		2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%
General and administrative expense	$14.9	$11.6	$3.3	28%	$40.3	$33.6	$6.7	20%
% of total revenue	11%	10%			11%	11%

General and administrative expense consists primarily of management, finance, legal (including intellectual property management), human resources and internal information systems functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The $3.3 million and $6.7 million increase in General and Administrative expense for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was due mainly to investments in process control, legal and professional costs associated with the protection and monetization of intellectual property, accruals for variable compensation, incremental overhead and other operating costs, and transaction expenses associated with the microDATA acquisition.

Depreciation and amortization of property and equipment:

	Three Months Ended September 30,		2012 vs. 2011		Nine Months Ended September 30,		2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%
Depreciation and amortization of property and equipment	$3.7	$3.1	$0.6	19%	$10.5	$8.8	$1.7	19%
Average gross cost of property and equipment during the period	$116.8	$112.5			$117.1	$105.9

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements, as well as amortization of capitalized software developed for internal use, including hosted applications. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets, generally range from five years for furniture, fixtures, and leasehold improvements to three to seven years for other types of assets including computers, software, and telephone equipment. Depreciation expense generally increased year-over-year as a result of cumulative capital expenditures made over time. Our depreciable asset base increased as a result of additions to property and equipment including new purchases of $15.2 million in the nine months ended September 30, 2012.

Amortization of acquired intangible assets:

	Three Months Ended September 30,		2012 vs. 2011		Nine Months Ended September 30,		2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%
Amortization of acquired intangible assets	$1.4	$1.4	$—	—	$3.5	$4.1	$(0.6)	(15)%

The amortization of acquired intangible assets relates to our 2012 acquisition of microDATA, the 2011 acquisition of Trident, the 2009 LocationLogic, Solvern, and Sidereal acquisitions and the 2004 Kivera acquisition. These assets are being amortized over their estimated useful lives of between four and nineteen years. The decrease in amortization of acquired intangible assets reflects the new accounting basis for amortization as a direct result of the second quarter write-down of Acquired Intangibles and Long-lived Assets of the Navigation reporting unit (See Note 1) offset by the amortization of acquired intangible assets resulting from the acquisition of microDATA.

Interest expense:

	Three Months Ended September 30,		2012 vs. 2011		Nine Months Ended September 30,		2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%
Interest expense incurred on bank and other notes payable	$0.7	$0.5	$0.2	40%	$1.3	$1.5	$(0.2)	(13)%
Interest expense incurred on 4.5% convertible note financing	1.1	1.1	—	—	3.4	3.4	—	—
Interest expense incurred on capital lease obligations	0.2	0.2	—	—	0.6	0.7	(0.1)	(14)%
Amortization of deferred financing fees	0.2	0.2	—	—	0.6	0.6	—	—

Total interest and financing expense	$2.2	$2.0	$0.2	10%	$5.9	$6.2	$(0.3)	(5)%

Interest expense is incurred under bank and other notes payable, convertible note financing, and capital lease obligations. Financing expense reflects amortization of deferred up-front financing expenditures at the time of contracting for financing arrangements, which are being amortized over the term of the note or the life of the facility.

Interest and financing expenses were higher in the first three quarters of 2012 compared to the first three quarters of 2011 as a result of the repayment of the 2009 NIM promissory note and the higher average outstanding balance on our new bank term loan, and borrowings associated with the microDATA acquisition. Amortization expense reflects proration of financing fees for the 2009 bank term loan and convertible notes.

On July 6, 2012 our Loan Agreement was amended. Interest on our new Term Loan is at a floating per annum rate equal to three quarters of a percentage point (0.75%) above the bank’s prime rate (3.25% at September 30, 2012.) See “Liquidity and Capital Resources” for additional details. Prior to the amendment the effective interest rate was 0.5% plus the greater of (i) 4% or (ii) the bank’s prime rate. Interest on our capital leases is primarily at stated rates averaging about 6% per annum. Effective on July 6, 2012, interest on any borrowings under our line of credit arrangement will be 0.5% above the prime rate. There have been no borrowings to date. Prior to the amendment the interested rate was at the greater of (i) 4% per annum, or (ii) the bank’s prime rate. Interest and fees on our line of credit in the three and nine months ended September 30, 2012 and 2011 were de minimis.

On July 6, 2012, the Company issued $14.3 million in promissory notes to sellers as part of the consideration for the acquisition of microDATA. The promissory notes bear simple interest at 6% and are due in two installments: $7.5 million plus interest due June 30, 2013 and $6.8 million plus interest due June 30, 2014.

In November 2009, the Company sold $103.5 million aggregate principal amount of 4.5% Convertible Senior Notes due 2014. Interest on the notes is payable semiannually on November 1 and May 1 of each year, beginning May 1, 2010. The notes will mature on November 1, 2014, unless previously converted in accordance with their terms. The notes are TCS’s senior unsecured obligations and will rank equally with all of its present and future senior unsecured debt and senior to any future subordinated debt. The notes are structurally subordinate to all present and future debt and other obligations of TCS’s subsidiaries and will be effectively subordinate to all of TCS’s present and future secured debt to the extent of the collateral securing that debt. The notes are not redeemable by TCS prior to the maturity date.

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

Other income (expenses), net:

Other income (expenses), net, includes adjustments to the estimated payments under earn-out arrangements that were part of the consideration for two 2009 acquisitions, as well as interest income earned, and realized gains on investment accounts and foreign currency translation/transaction gain or loss, which is dependent on fluctuation in exchange rates. Other income, net also includes the effects of foreign currency revaluation on our cash, receivables and deferred revenues that are stated in currencies other than U.S dollars.

Income taxes:

In the nine months ended September 30, 2012, we recorded a tax benefit of $16.2 million, representing an effective tax rate of approximately 13%. For the nine months ended September 30, 2011, we recorded a tax provision of $4.8 million, representing an effective tax rate of 44%. The tax benefit for the nine months ended September 30, 2012 was lower than would be normally expected as a result of a $17.2 million discrete item related to the Navigation reporting unit goodwill and long-lived asset impairment charge of $125.7 million and a foreign subsidiary worthless stock deduction.

Net income (loss):

	Three Months Ended September 30,		2012 vs. 2011		Nine Months Ended September 30,		2012 vs. 2011
($ in millions)	2012	2011	$	%	2012	2011	$	%
Net income (loss)	$4.2	$1.8	$2.4	133%	$(107.3)	$6.0	$(113.3)	NM

(NM – Not Meaningful)

Net income (loss) was higher in the three months ended September 30, 2012 compared to 2011, due mainly to higher revenue and gross profit. Net Income (loss) was lower than in the nine months ended September 30, 2012 compared to 2011, due mainly to the goodwill and other intangible asset impairment charge. The Company’s higher gross profit was offset by an increase in noncash charges, R&D, and selling, general and administrative expenses related to our 2011 and 2012 acquisitions and other factors discussed above.

Liquidity and Capital Resources

	Nine Months Ended September 30,		2012 vs. 2011
($ in millions)	2012	2011	$	%

Net cash and cash equivalents provided by/(used in):
Operating activities:
Net income (loss)	$(107.3)	$6.0	$(113.3)	NM
Non-cash charges	29.7	31.8	$(2.1)	(7)%
Non-cash impairment of goodwill and long-lived assets	125.7	—	125.7	NM
Deferred income tax provision	(16.4)	5.2	(21.6)	NM
Net changes in working capital including changes in other assets	6.7	(19.9)	26.6	134%

Net operating activities	38.4	23.1	15.3	66%
Investing activities:
Acquisition, net of cash acquired	(20.8)	(16.1)	(4.7)	(29)%
Proceeds from sale and maturity of marketable securities, net	3.6	1.8	1.8	100%
Earn-out payment related to 2009 acquisition	(3.9)	(3.2)	(0.7)	(22)%
Purchases of property and equipment	(19.5)	(19.5)	—	—
Capital purchases funded through leases	4.3	3.7	0.6	16%

Purchases of property and equipment, net of assets funded through leases	(15.2)	(15.8)	0.6	4%
Capitalized software development costs	(0.8)	(2.1)	1.3	62%

Net investing activities	(37.1)	(35.4)	(1.7)	5%
Financing activities:
Proceeds from bank and other debt borrowings	48.5	—	48.5	NM
Payments on long-term debt and capital leases	(42.1)	(16.1)	(26.0)	(161)%
Other financing activities	0.7	1.6	(0.9)	(56)%

Net financing activities	7.1	(14.5)	21.6	149%
Net change in cash and cash equivalents	$8.4	$(26.8)	35.2	131%

Days revenue outstanding in accounts receivable including unbilled receivables	59	75

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, debt and capital leases, and issuance of public equity.

Sources and uses of cash: At September 30, 2012, the Company’s cash and cash equivalents balance was approximately $49.3 million and when added to marketable securities, our total liquid funds were $64.6 million. At September 30, 2011, cash and equivalents plus marketable securities were $52.2 million.

Operations: Cash generated by operating activities was $38.4 million for the nine months ended September 30, 2012, up from $23.1 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012 the decrease in working capital over the year end 2011 level was comprised of declines in accounts receivable and unbilled receivables, an increase in accounts payable and an increase deferred revenue due to timing of percentage of completion projects offset by an increase inventory, and a decrease in accrued payroll and related liabilities due to the timing of payments.

Investing activities: July 6, 2012, the Company completed the acquisition of microDATA for approximately $37.0 million, comprised of $20.1 million in cash at closing, plus $14.3 million in promissory notes and performance-based earn-out opportunities.

Fixed asset additions, excluding assets funded by leasing, were approximately $19.5 million for both the nine months ended September 30, 2012 and 2011. Also, investments were made in development of software for resale which had reached the stage of development calling for capitalization, in the amounts of $0.8 million and $2.1 million for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, the Company made the final $3.9 million earn-out payments related to a 2009 acquisition.

Financing activities: Financing activities during the nine months ended September 30, 2012 included an amendment to our loan and security agreement, as described under Capital Resources below. The Company also made the regularly scheduled payments on bank borrowings and capital leases of $23.1 million, offset by $3.5 million of borrowing under our line of credit. Fixed assets acquired under capital leases were valued at $4.3 million and $3.7 million during the nine months ended September 30, 2012 and 2011, respectively.

Capital Resources: Effective July 6, 2012, the Company’s Loan Agreement was amended (the “Amendment”.) No changes were made to the amount the Company could borrow under its existing $35 million revolving Line of Credit (the “Line of Credit”). The Line of Credit maturity date is June 30, 2014 and accrues interest at a floating per annum rate equal to one-half of one percentage point (0.50%) above the Prime Rate (3.25% at September 30, 2012.) Prior to the Amendment, the interest on the Line of Credit was accrued at the greater of (i) 4% per annum, or (ii) the bank’s prime rate. The principal amount under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly. As of September 30, 2012, there is no outstanding borrowing under the Line of Credit and the Company has approximately $33.4 million of unused borrowing availability. Borrowings under the Line of Credit at any time are limited to an amount based principally on the accounts receivable levels and working capital ratio. The Line of Credit available is also reduced by the amount of letters of credit outstanding and a cash management services sublimit, of $1.6 million as of September 30, 2012. The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly.

The amended Loan Agreement provides for a $45.0 million term loan (the “Term Loan”) that replaces the Company’s existing $40 million term loan with Silicon Valley Bank, as administrative agent and collateral agent (“SVB”), on behalf of certain entities that are parties to the Loan Agreement. On July 6, 2012, the Company borrowed $45.0 million under the Term Loan. Approximately $19.0 of the borrowings under the Term Loan were used to pay off the Company’s existing indebtedness under its prior term loan with SVB, including transaction fees associated with the Amendment, and approximately $20.0 million was used as part of the acquisition of privately-held microDATA.

The principal amount outstanding under the Term Loan is payable as follows: (i) three equal monthly installments of principal of $0.3 million plus monthly payments of accrued interest beginning on July 31, 2012, and (ii) fifty seven equal monthly installments of principal of $0.8 plus monthly payments of accrued interest beginning October 31, 2012. The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to three-quarters of one percentage point (0.75%) above the Prime Rate. The interest rate payable by the Company on the Term Loan prior to the Amendment was to half of one percentage point (0.5%) above the Prime Rate. The prior definition of Prime Rate had a 4.0% minimum rate, while the current definition does not have such a minimum.

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

The Loan Agreement contains customary representations and warranties of the Company and customary events of default. The Loan Agreement also contains covenants that requires (i) no material impairment in the perfection or priority of the lender’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Company’s, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to (i) dispose part of their business, property; (ii) change their business, liquidate or enter into certain extraordinary transactions; (iii) merge, consolidate or acquire stock or property of another entity; (iv) incur indebtedness, other that certain permitted indebtedness; (v) encumber their property; (vi) maintain certain accounts; (vii) pay or make dividends, other distributions or directly or indirectly make certain investments; (viii) enter into material transactions with an affiliate of the Company; (ix) repay indebtedness, (x) amend the terms of subordinated debt; and (xi) permit any subsidiary to maintain assets above a certain amount. As of September 30, 2012, we were in compliance with the covenants related to the Loan Agreement, and we believe that we will continue to comply with these covenants. If our performance does not result in compliance with any of these restrictive covenants, we would seek to modify our financing arrangements, but there can be no assurance that lenders would not exercise their rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

On July 6, 2012, we issued $14 million in promissory notes as part of the consideration paid for the acquisition of microDATA. The promissory notes bear simple interest at 6% and are due in two installments: $7.5 million plus interest due June 30, 2013 and $6.8 million plus interest due June 30, 2014. The promissory notes are effectively subordinated to our structured debt and structurally subordinated to any of our present and future indebtedness and other obligations of our subsidiaries.

On November 10, 2009, we sold $103.5 million of 4.5% Convertible Senior Notes (the “Notes”) due 2014. The Notes are not registered and were offered under Rule 144A of the Securities Act of 1933. Concurrent with the issuance of the Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that are expected to reduce the potential dilution associated with the conversion of the Notes. Holders may convert the Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate will initially be 96.637 shares of Class A common stock per $1,000 (one thousand) principal amount of Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions, described below, is an increase in the effective conversion premium of the Notes to 60% above the November 10th closing price, to $12.74 per share.

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

The convertible note hedge and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, which are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. The cost of the convertible note hedge transactions to the Company was approximately $23.8 million, and has been accounted for as an equity transaction in accordance with ASC 815-40, Contracts in Entity’s own Equity. The Company received proceeds of approximately $13.0 million related to the sale of the warrants, which has also been classified as equity as the warrants meet the classification criteria under ASC 815-40-25, in which the warrants and the convertible note hedge transactions require settlements in shares and provide the Company with the choice of a net cash or common shares settlement. As the convertible note hedge and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid-in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have a Line of Credit arrangement through June 2014, and borrowing capacity available to us under a capital lease facility. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Contractual Commitments

As of September 30, 2012, our most significant commitments consisted of term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations mainly represent contracts for parts and services in connection with our government satellite services and systems offerings. Contractual acquisition earn-outs consist of contingent consideration included as part of the purchase price of the microDATA acquisition.

As of September 30, 2012, except where noted, our commitments consisted of the following:

($ in millions)	Within 12 Months	1-3 Years	3-5 Years	More Than 5 Years	Total
4.5% Convertible notes obligation	$4.7	$110.5	$—	$—	$115.2
Term loan	10.9	20.7	16.9	—	48.5
Operating leases	7.1	13.9	3.4	—	24.4
Purchase obligations	13.4	3.2	—	—	16.6
Promissory notes payable	8.2	7.1	—	—	15.3
Capital lease obligations	6.6	6.7	0.8	0.1	14.2
Contractual acquisition earn-outs	—	2.1	—	—	2.1

Total contractual commitments	$50.9	$164.2	$21.1	$0.1	$236.3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2011 Annual Report on Form 10-K.

Foreign Currency Risk

For the three and nine months ended September 30, 2012, we generated $13.2 million and $32.5 million, respectively, of revenue outside the U.S, mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of September 30, 2012, we had approximately $4.6 million of billed accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During the nine months ended September 30, 2012, our average receivables subject to foreign currency exchange risk was $0.5 million and our average deferred revenue balances subject to foreign currency exchange risk was $0.2 million. We had an average balance of $0.1 million of unbilled receivables denominated in foreign currency during the nine months ended September 30, 2012. We recorded immaterial transaction gains or losses on foreign currency denominated receivables and deferred revenue for the nine months ended September 30, 2012.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of November 2012.

TELECOMMUNICATION SYSTEMS, INC.

By:	/S/ MAURICE B. TOSÉ
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/S/ MAURICE B. TOSÉ	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Maurice B. Tosé November 8, 2012

/s/ THOMAS M. BRANDT, JR. Thomas M. Brandt, Jr. November 8, 2012	Senior Vice President and Chief Financial Officer (Principal Financial Officer)