Form 10-K
period 2012-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2013-03-01
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

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

Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act):    Yes  ☐    No  ☑

As of June 30, 2012, the aggregate market value of the Class A Common Stock held by non-affiliates, as reported on the NASDAQ Global Market, was approximately $58,581,739.*

As of February 21, 2013 there were 53,551,460 shares of Class A Common Stock and 5,247,769 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2013	Part III

* Excludes 6,350,679 shares of Class A Common Stock and 5,347,769 shares of Class B Common Stock deemed to be held by stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2012. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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

(i)	we intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base and that could enhance both our business segments;
(ii)	we plan to provide technology solutions to a broadening body of U.S. federal, state and local, and international government customers;
(iii)	we continue to develop and sell software and engineered systems which we deliver through deployment in customer wireless networks, through hosted and subscription business models, and fee for service contracts;
(iv)	we are well positioned to provide carrier-branded enhanced services that efficiently use the carriers’ capacity to deliver a user experience that merits incremental service payments and continuous use;
(v)	we have won contracts in six state/local markets for next generation technology deployments, and intend to compete aggressively for additional business;
(vi)	we are developing relationships with communication infrastructure providers in order to expand our sales channels for our carrier software products and services;
(vii)	we intend to expand our domestic and international carrier base through channels and by expanding our own global sales and field support organizations;
(viii)	we will continue to develop network software for wireless carriers and cable operators that operate on all major types of networks;
(ix)	we will continue to leverage our knowledge of complex call control technologies, including Signaling System 7 and IP standards, to unlock valuable information such as user location, device on/off status, and billing and transaction records that reside inside wireless networks and are difficult to retrieve and utilize;
(x)	we will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications;
(xi)	our engineers are proficient in development of electronic components and solid state drives for aerospace applications, which we expect to enhance TCS’s ability to continue to reduce the form factor of deployable communications solutions;
(xii)	we plan to provide technology solutions to a broadening body of U.S. federal, state and local, and international government customers;
(xiii)	TCS continues to submit proposals to participate in large government procurement vehicles that are expected to be awarded in 2013 and 2014;
(xiv)	steep growth in spending to the multi-billion dollar level by U.S. federal agencies on cyber initiatives is expected over the next five years;
(xv)	we believe that our expertise in the areas of wireless E9-1-1, location and messaging services, and secure satellite communications can be leveraged to provide the needed wireless infrastructure for the U.S. Departments of Homeland Security and Defense and we are currently pursuing opportunities to provide such products and services;
(xvi)	we believe that TCS enjoys a competitive advantage, because our government customers can benefit from a single-source vendor;
(xvii)	we expect that we will continue to compete primarily on the basis of functionality, breadth, time to market, ease of integration, price and quality of our products and services, as well as our market experience, reputation and price;

(xviii)	relating to our backlog;
(xix)	we believe we have invented to enable key features of the location services, wireless text alerts, Short Message Service Center, mobile-originated data and E9-1-1 network software;
(xx)	foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed;
(xxi)	a significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired;
(xxii)	a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others, may indicate an impairment of our goodwill;
(xxiii)	the WWSS contract vehicle was extended to first quarter of 2014 and is expected to continue to contribute significant government systems sales through 2014;
(xxiv)	we believe the assumptions and estimates we have made regarding our valuation of certain of the intangible assets are reasonable and that unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results;
(xxv)	we believe we have sufficient capital resources including cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital and capital expenditure and debt services needs for the next twelve months;
(xxvi)	we believe that we will continue to comply with these covenants or if our performance does not result in compliance with any of these restrictive covenants, we would seek to modify our financing arrangements;
(xxvii)	that we believe our capitalized research and development expense will be recoverable from future gross profits generated by the related products;
(xxviii)	we intend to retain any future earnings to fund the business and do not currently anticipate paying any cash dividends in the foreseeable future;
(xxix)	relating to our R&D spending;
(xxx)	we believe that the intellectual property represented by patents is a valuable asset that will contribute positively to our results of operations in 2013 and beyond;
(xxxi)	we believe we should not incur any material liabilities from customer indemnification requests;
(xxxii)	our estimated amounts of future non-cash stock compensation are reasonable or appropriate;
(xxxiii)	our assumptions and expectations related to income taxes and deferred tax assets are appropriate;
(xxxiv)	we do not expect that the adoption of new accounting standards to have a material impact on the company’s financial statements;
(xxxv)	we have limited exposure to financial market risks, including changes in interest rates;
(xxxvi)	we believe that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures; and
(xxxvii)	we believe we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, amounts available under our existing debt capacity, additional borrowings or from the issuance of additional securities.

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

Overview

TeleCommunication Systems, Inc. develops and delivers highly reliable and secure wireless communication technology, development of which has led to ownership of more than 260 patents and over 350 patent applications. Our solutions include cybersecurity training and technology, satellite-based solutions that incorporate our cybersecurity expertise, cellular network computing services that include precision location solutions, location applications that include network based positioning platforms, navigation, people finder, asset locator, text messaging, and public safety solutions for wireless E9-1-1 and Next Generation 9-1-1. Customers use our “mobile cloud” software functionality through connections to and from network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or other metrics. We do business with the U.S. federal government as a prime contractor under major technology contract vehicles. We also monetize our intellectual property portfolio via patent sales and licensing of the technology as well as incorporation of our inventions in our deliverables.

We are a Maryland corporation with our global headquarters located at 275 West Street, Annapolis, Maryland 21401 and we were founded 25 years ago in 1987. Our web address is www.telecomsys.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. All of our filings with the Securities and Exchange Commission are available through links on our website. The terms “TCS”, “Company”, “we”, “us” and “our” as used in this Annual Report on Form 10-K refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

We report two operating segments, Government (63% of 2012 revenue) and Commercial (37% of 2012 revenue). As enterprise network operators and device users are increasingly mindful of security exposures in their use of wireless communication, TCS plans to deliver solutions that mitigate risk. Such technology is expected to be contributed by engineers from both segments of the company. See further detail about the segment operations below, and discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

Government Segment: We provide professional services including field support of deployable wireless systems and cybersecurity training to the U.S. Department of Defense and other government and foreign customers. We own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment), and design, furnish, install and operate wireless communication systems and components, including our SwiftLink® deployable communication systems which integrate high speed, satellite, and, internet protocol technology with secure, federal government-approved cryptologic devices.

Commercial Segment: We are one of two leading companies that enable 9-1-1 call routing via cellular, Voice Over Internet Protocol (“VoIP”), and next generation technology. Other TCS hosted and managed services include cellular carrier infrastructure for text messaging and location-based platforms and applications, including turn-by-turn navigation and E9-1-1 call routing. Commercial segment customers include wireless carrier network operators, VoIP service providers, wireless device manufacturers, automotive industry suppliers, and state and local governments.

From time to time we have acquired other companies. On July 6, 2012, the Company completed the purchase of the all of the outstanding shares of privately-held microDATA, GIS, Inc., (“microDATA.”) microDATA is a leading provider of Next Generation 9-1-1 software and solutions. Consideration for the acquisition was approximately $35 million, comprised of $21 million in cash at closing, plus $14 million in promissory notes and performance-based earn-out opportunities. On January 31, 2011, we completed the purchase of privately-held Trident Space and Defense, LLC, (“Trident”) a leading provider of engineering and electronics solutions for global space and defense markets. Consideration for the acquisition included payment of cash and three million shares of TCS Class A common stock. We intend to continue to selectively consider acquisitions of companies and technologies that could enhance both of our business segments.

SwiftLink®, Xypoint®, AtlasBook®, Gokivo®, Connections that Matter®, Designed for Mobility®, and Enabling Convergent Technologies® are registered trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Annual Report on Form 10-K also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.

Government Segment Products and Services

We engineer and provide secure, wireless communication solutions, including deployable communication systems and related support services with emphasis on satellite-based technology, to agencies of the U.S. Departments of Defense (“DoD”), Homeland Security, State, Justice and other state and local government customers.

We present a TCS TotalCom™ solution opportunity to customers. Our SwiftLink product line provides secure voice, video and data communications via ruggedized modules that can be rapidly deployed in harsh, remote areas for satellite-based or point-to-point communications, where other means of reliable communication may not be available. The tropo version of this technology can achieve significant cost efficiency by enabling beyond-line-of-sight communication by bouncing radio signals off the lowest portion of the Earth’s atmosphere rather than via satellite transponders. Most of our SwiftLink systems can be deployed by a single person in less than twenty minutes, creating critical communication channels from any worldwide location. Uses include critical communications for DoD warfighters in command and control headquarters, emergency response, news reporting, public safety, drilling and mining operations, field surveys and other activities that require remote capabilities for voice, video, and data transmission. Our deployable Very Small Aperture Terminal (“VSAT”) multi-band terminals provide access to a wide array of commercial and military satellites that make broadband capabilities available on a global basis. In addition, our deployable broadband wireless systems provide extensions of secure wireless communications services for up to 30 miles from a SwiftLink point of presence. Our January 2011 acquisition of Trident added engineering depth to our solutions team. These engineers are proficient in development of electronic components and solid state drives for aerospace applications, which we expect to enhance TCS’s ability to continue to reduce the form factor of deployable communications solutions.

Since 2006 we have made large volume shipments of systems under the U.S. Army’s Worldwide Satellite Systems contract vehicle, including a SwiftLink variation called “SNAP” (Secure / nonsecure access point) and

Wireless Point-to-Point Link (“WPPL”) systems. In late 2012, we were selected as a prime vendor under two additional, 5-year indefinite delivery, indefinite quantity defense contract vehicles: the Army’s Global Tactical Advanced Communications Systems (“GTACS”) contract with twenty awardees and a maximum value of $10 billion, and the Defense Information Systems Agency’s Customs SATCOM Solutions (“CS2”) contract with eight awardees and a maximum value of $2.6 billion.

We enter into fee-for-service contracts under which revenue is generated based on contract labor billing rates or based on fixed fees for deliverables. Revenue from integration work which typically accompanies customer purchases of our secure deployable systems is reported together with the system sales revenue. Our services, typically under multi-year contracts or contract vehicles, include:

1.	Cybersecurity and Other Information Technology Training and Professional Services. We provide cybersecurity training and services encompassing all areas of Computer Network Operations which includes: Computer Network Defense, and Computer Network Exploitation. We develop software tools and database applications related to system testing, security, engineering, and analysis. We enhance secure network communication and encryption engineering and provide a wide range of project management, information assurance oversight, and business management. We design, install, and operate data networks that integrate computing and communications, including systems that provide communications via both satellite and terrestrial links. We can provide complete network installation services from cabling infrastructure to complex communications system components. We also provide ongoing network operation and management support services including telecom expense management under multi-year contracts with government customers.

2.	Integrated Logistics Support (“ILS”) Services. We offer field and maintenance support of wireless deployable communication systems including our SwiftLink systems and other vendors’ systems. This includes maintenance services, training, depot support, product resets, and documentation.

3.	Secure Satellite Teleport Data Landing and Transmission Services. We own and operate a high-speed satellite communications teleport in Manassas, Virginia that is connected to the public switched telephone network, and operate two facilities in Europe for government customers. These facilities provide transport services for IP-based media content consisting of VoIP, internet, video and messaging data using VSAT satellite technology as part of our communication solutions for our customers. We provide end-to-end connectivity between users of our deployed SwiftLink systems in remote locations back to our teleport and eventually onto customers’ back-office desktops and cell phones. We purchase space segment (satellite airtime) and resell it to customers using our facilities. TCS also maintains two satellite earth stations in the Pacific region.

Government Segment Market Opportunities and Strategy. Our strategy is to be a leading secure wireless communications solution vendor by building scale and a continuum of related technical capabilities. We have a history of growth as a provider of deployable, tactical systems and related field support and maintenance, cybersecurity training and professional service work, and as an operator of fixed teleports, and reseller of space segment. Extensions of these competencies include high-growth professional service areas such as cyber-security training. We intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base. We plan to provide technology solutions to a broadening body of U.S. federal, state and local, and international government customers.

Trends driving demand for our Government Segment products and services are:

Expanding Need for Secure, Deployable, Wireless Communication Solutions. Technology to avoid interception or jamming of wireless communications is a growing need for many network operations. TCS has sold its SwiftLink deployable communication systems to federal government customers for more than a decade. The U.S. Army’s Worldwide Satellite Systems (“WWSS”) procurement contract vehicle has been extended through the first quarter of 2014. WWSS procurement encompasses systems like our SwiftLink family of deliverables, and we have generated significant revenue under WWSS. Prior to 2012, our equipment deployments were mainly at the battalion and brigade level in the U.S. military. There are typically 3 to 5 companies per battalion and 3 to 4 battalions per brigade. In December, we received our first order for equipment to be deployed at the company level. We are continuing to enhance our deployable communication systems product line to take advantage of the evolving environment, including the benefits of Very Small Aperture Terminal satellite communications architectures. In addition to the aforementioned 2012 GTACS and CS2 contract vehicles. TCS continues to submit proposals to participate in large government procurement vehicles that are expected to be awarded in 2013 and 2014; there can be no assurance that our proposals will be successful or that we will receive additional awards or contracts.

Growing Need for Cybersecurity. Escalating focus by government agencies to protect their online assets has brought the importance of cybersecurity and associated solutions to the fore. We have contract vehicles for the government’s surging demand for information technology cybersecurity training, cyber technical solutions, and related procurement support. Steep growth in spending to the multi-billion dollar level by U.S. federal agencies on cyber initiatives is expected over the next five years. The expertise and processes developed by our Government Segment personnel are being adapted to meet the online security needs of commercial clients. We are proficient in recruiting and developing cyber professionals and our Art of Exploitation training is based on intellectual property developed by the company to support cybersecurity initiatives. The training covers a clear set of leading cyber methodologies to produce a certified cyber scientist.

Government Outsourcing of Network and Telecom Technical Functions. Federal defense and civilian agencies, as well as state and local governments, are increasingly contracting with specialist teams for functions such as network management, and for projects such as enablement of reliable, comprehensive in-building wireless communication service. Since the founding of our Company, we have built relationships with federal agencies, as well as the State of Maryland and the City of Baltimore.

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

Secure Teleport, Space Segment and Integration Capabilities with Deployable Systems as a Bundled Solution. Government customers can benefit from single-sourcing secure communications solutions which include TCS’ secure U.S. landing site for backhaul traffic as well as network engineering expertise and secure remote terminals. We believe that TCS has a competitive advantage, because it can offer all of these elements from a single vendor.

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

Commercial Segment Products and Services

We engineer and develop software for cellular carrier and enterprise networks that enable the delivery of secure and personalized content, services, and transactions to wireless devices. We design our software using industry standards for easy implementation, customization, and interoperability with other network components and we have service and technology partnerships with companies around the world.

1. Hosted communication technology. We manage several network operation centers that host software and equipment for which customers, mainly wireless network operators, make recurring monthly usage payments, usually based on a measure of the volume of usage. For our applications with location-based services (“LBS”), the user device’s precise location (the “X/Y” coordinates) is extracted from networks and used for E9-1-1 call routing, navigation directions, identifying points of interest locations near the user (such as gas stations, restaurants, or hotels), and locating other network subscribers near the user’s current position. We provide high volume software applications that incorporate real-time location-sensitive events such as traffic, and allow wireless carriers to deliver optimized travel directions, generate device-appropriate maps, and search for nearby points of interest. Through wireless carriers, we sell subscriptions to services using our client software as a “white label” vendor to the operators. Our primary deliverables are:

a. Wireless, Voice Over IP, and Next Generation 9-1-1. Our E9-1-1 safety and security group works with wireless carriers and local emergency services in compliance with Federal Communication Commission requirements. When a wireless subscriber covered by this service makes a 9-1-1 call from his or her wireless phone, the software (1) identifies the call as an emergency call, (2) accesses the handset’s location information from the wireless network, (3) routes the call to the appropriate public safety jurisdiction, (4) translates the information into a dispatcher-friendly format, and (5) transmits the data to the local emergency service call center.

The Federal Communications Commission predicted in late 2011 that 10-year spending on Next Generation 9-1-1 is expected to total about $1.4 billion to $2.7 billion of which the annual recurring run rate will be in the range of $200 million to $300 million. During 2011, we began work on several contracts with state and local governments for engineering, deployment and operation of Next Generation 9-1-1, enabling the public to transmit text, images, video and data to public safety answering points. Our July 2012 acquisition of microDATA, a leading provider of Next Generation 9-1-1 software and solutions, added its technology and expertise, enhancing our end-to-end public safety communications business with expanded Geographical Information Systems emergency services information network software and additional Public Safety Answering Point-based customer premise equipment software. We now have distribution to state and local governments as well as federal agencies for NextGen solutions through relationships with AT&T, CenturyLink, and Cincinnati Bell.

b. Application-based services such as Turn-by-Turn Navigation, People-Finder, and Asset-Tracking through wireless carrier subscriptions and contracts with wireless device/“platform” companies. We provide wireless subscriber applications that use location-based technology, for which subscribers pay recurring monthly fees. We deploy real-time downloadable mobile applications that deliver easy access to maps, directions, points-of-interest directories, movie listing and event information, traffic conditions, speed camera alerts and weather information.

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

d. Professional Services and Solutions for Telematics. We provide custom software development and professional services, atop our core geo-services platform, to customers engaged in telematics, which is the use of mobile communications technology and related data for application within vehicles on the move. Automotive navigation systems are a form of telematics that involve GPS technology, electronic maps and related spatial data for local searches. Customers include Denso Corporation, Mercedes-Benz, and Agero Group, formerly ATX Group, for Hyundai Motors America and services include points-of-interest applications, and compilation and maintenance of geographic information databases used in vehicle navigation systems for products including Toyota, Lexus, and others.

2. Short Message Service Center and Related Text Messaging Solutions. Our Short Message Service Center software enables wireless carrier subscribers to send and receive text or data messages to and from wireless devices. We have been selected by Verizon Wireless for enabling the use of text messaging to communicate with 9-1-1 public safety answering points, and our engineers are engaged in solutions that enhance network security. For our installed base of systems in use by customers, we provide ongoing operational support, including administration of system components, system optimization, and configuration management. Maintenance services include tracking customer support issues, trouble shooting, and developing and installing maintenance releases. We typically provide maintenance services for an annual or quarterly fee paid in advance.

Commercial Segment Market Opportunities and Strategy. Our company is a leader in public safety communications technology for delivery of 9-1-1 calls. We continue to develop software and engineered systems which we deliver through deployment in customer wireless networks, through hosted and subscription business models, and fee for service contracts. Our engineers design solutions to optimize the balance of functionality between the device and the hosted network components, or “cloud.” Our development investment is focused on the delivery of location information, internet and corporate network data, and other enhanced data-communication services to and from wireless devices, with emphasis on data and network security. The following trends are driving demand for our products and services:

9-1-1 Mandate and Technology Advances. A key to enhancing personal safety through a cell phone is the availability of E9-1-1 wireless capabilities. We are one of the two leading providers of E9-1-1 service to wireless and VoIP service providers in the U.S., and to state and county governments for Next Generation 9-1-1. In 1996, the Federal Communications Commission (“FCC”) mandated the adoption of E9-1-1 technology by wireless carriers, and in 2005, the FCC ordered providers of interconnected VoIP service to provide E9-1-1 services to all of their customers as a standard feature of the service. We are actively pursuing Next Generation 9-1-1 business and have deployed solutions in six states.

Improving Global Wireless Communication Device Functionality. A growing number of handheld wireless devices contain GPS chipsets which interoperate with our network platforms and applications. Proliferation of improved handheld devices has increased the size of the market for our technology. Manufacturers continue to increase the functionality of mobile devices including phones and personal digital assistants through higher resolution, color screens, and increased computing capability for sophisticated applications. These devices enable the user to take advantage of the high-speed data networks for internet and data usage. Broad adoption of location-based services has required, among other things, handsets incorporating components for interoperation with GPS satellites and with mobile cloud components that we have developed and provide.

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

Growing Use of Commercial Location-Based Wireless Services. A driver of wireless communication subscriber revenue growth is the delivery of timely, highly specialized, interactive and location-specific information. Technology incorporated in networks and handsets enables determination of the handset’s location with sufficient precision to allow useful applications beyond E9-1-1. Wireless users benefit from the ability to receive highly customized location-specific information in response to their queries or via targeted opt-in content delivered to the wireless device. Enterprises benefit from wireless location technology for routing and tracking their mobile field forces.

Text Messaging. Short message services (“SMS”), or text messaging, continues to be the most popular type of messaging for mobile users. Public safety is also starting to use SMS as an option for E9-1-1 services. We provide solutions for mobile operators to receive and route e-mail and SMS messages through Short Message Service Centers and related applications.

The key elements of our Commercial Segment strategy are to:

•

Pursue additional Next Generation 9-1-1 contracts. We have won contracts in six state/local markets for next generation technology deployments, and intend to compete aggressively for additional business. The FCC predicted in late 2011 that 10-year spending on Next Generation 9-1-1 is expected to total about $1.4 billion to $2.7 billion of which the annual recurring run rate will be in the range of $200 million to $300 million.

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

•

Enhance our sales and marketing global channel relationships. We are developing relationships with communication infrastructure providers in order to expand our sales channels for our carrier software products and services. We have historically leveraged our strategic relationships with original equipment manufacturers to market our Commercial Segment products to wireless carriers worldwide. Our partners include AT&T, CenturyLink, Huawei, Alcatel-Lucent, and Level 3.

•

Grow our wireless carrier and VoIP customer base. We serve or are under contract with about 50 wireless carrier networks and VoIP service providers in 13 countries. We intend to expand our domestic and international carrier base through channels and by expanding our own global sales and field support organizations. We will continue to develop network software for wireless carriers and cable operators that operate on all major types of networks.

•

Develop and enhance our technology. We will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications. Our 2012 research and development investments run rate, including capitalized costs, is approximately $50 million. We have research and development relationships with wireless handset manufacturers, wireless carriers, and content and electronic commerce providers. Our Xypoint platform architecture efficiently integrates our presence, location, call control and messaging technology, resulting in reduced costs, increased reliability, more efficient deployments, compatibility with our existing products and a migration path to third-generation services.

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

Customers and Markets

Our company’s technology addresses the converging digital, wireless, internet protocol networks operated by governments, carriers and enterprises.

Our principal government customers are major units of the U.S. Departments of Defense, Justice, Homeland Security, and State, and the General Services Administration. In the aggregate, U.S. federal government entities accounted for 44% of our total 2012 revenue. We compete for business through federal, state and local procurement processes that typically involve multiple requests for proposal from multiple bidders. Customers also include international space agencies.

Our principal commercial customers are wireless telecommunications carriers in the United States and around the world, either directly or through our channel partners. Customers for NextGen 9-1-1 are mainly state and local government entities that manage first responder dispatch. Our wireless carrier customers include Verizon Wireless, MetroPCS, AT&T Mobility, T-Mobile, Sprint, Telefonica International, Cricket Communications, and Telus. Our carrier customers typically use their brands to market our applications, which in turn compete with those of other carriers and in some cases downloadable applications for smartphones sold by third parties such as Apple Inc. Customers for our VoIP E9-1-1 services include Comcast and Level 3. We provide electronic map technology solutions to telematics vendors including Denso Corporation, Mercedes-Benz and ATX Group for Hyundai Motors America. Our sales efforts target wireless, wireline and VoIP service providers around the world.

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

Our current and potential competitors include:

•	Government Segment. General Dynamics Corp.; CACI International Inc.; Globecomm Systems, Inc.; Computer Sciences Corporation; Rockwell Collins, Inc.; and KEYW Corporation.

•

Commercial Segment. Intrado Inc. division of West Corporation; TeleNav, Inc.; Ericsson LM Telephone Co.; Comverse Technology Inc; Google Inc.; Garmin Ltd.; Intel Corporation through its acquisition of Telmap; TomTom Inc.; and Nokia Siemens Inc.

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

Backlog

We had unfilled orders, or funded contract and total backlog, as follows:

	December 31,		2012 vs. 2011
($ in millions)	2012	2011	$	%
Commercial Segment funded contract backlog	$215.5	$269.4	$(53.9)	(20%)
Government Segment funded contract backlog	93.1	180.1	(87.0)	(48%)

Total funded contract backlog	$308.6	$449.5	$(140.9)	(31%)

Commercial Segment un-funded customer options	$215.5	$269.4	$(53.9)	(20%)
Government Segment un-funded customer options	872.4	989.4	(117.0)	(12%)

Total backlog of orders and commitments, including customer options	$1,087.9	$1,258.8	$(170.9)	(14%)

Expected to be realized within next 12 months	$218.3	$306.3	$(88.0)	(29%)

Funded contract backlog represents contracts for which fiscal year funding has been appropriated by the company’s customers (mainly federal agencies), and for hosted services (mainly for wireless carriers), backlog for which is computed by multiplying the most recent month’s contract or subscription revenue times the remaining months under existing long-term agreements, which we believe is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved, and could expire unused. Company backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed or new contracts being signed before existing contracts are completed and the other factors described in the Company’s Risk Factors as filed with the Securities and Exchange Commission from time to time. The timing and amounts of government contract funding may be affected by factors including federal budget policy decision like handling of the automatic reductions in the federal government spending, or sequestration. Some of the company’s backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Sales and Marketing

We sell our products and services through our direct sales force and through indirect channels. Our direct sales and marketing force consists of approximately 75 professionals in the U.S., Europe, Latin America, Africa and Asia as of December 31, 2012. We also leverage our relationships with original equipment manufacturers (“OEMs”) to market our commercial systems. These indirect sales relationships include Huawei, Alcatel-Lucent, Denso, and Qualcomm.

We are pre-qualified as an approved vendor for some government contracts, and some of our products and services are available to government customers via the General Services Administration’s Information Technology Schedule 70, the WWSS, GTACS, CS2, and the Space and the Naval Warfare Foreign Military Sales contract vehicles. We collaborate in sales efforts under various arrangements with integrators. Our marketing efforts also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.

Research and Development

Our success depends on a number of factors, which include, among other items, our ability to identify and respond to emerging technological trends in our target markets, to develop and maintain competitive products, to enhance our existing products by adding features and functionality that differentiate the products from those of our competitors, and to bring products to market on a timely basis and at competitive prices. As of December 31, 2012, our overall staff included more than 825 professionals with technical expertise in wireless network, client software development and satellite-based communication technology. Since 1996, we have made substantial investments in wireless technology research and development, most of which has been devoted to the development of carrier and enterprise network software products and services. We are primarily focusing our current research and development investments in cellular location-based and electronic map technology, including E9-1-1 technology, and highly reliable tactical communication solutions.

We support existing telecommunications standards and promote new standards in order to expand the market for wireless data. We actively participate in wireless standards-setting organizations including the Open Mobile Alliance, and we are represented on the Board of Directors for the CTIA – The Wireless Association; TechAmerica, and our CEO is a member of the FCC Communications, Reliability, Interoperability Council (“CSRIC”.) For the years ended December 31, 2012, 2011, and 2010, our research and development expense was $36.6 million, $37.1 million, and $30.1 million, respectively.

Certain of our government customers contract with us from time to time to conduct research on telecommunications software, equipment and systems.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, service mark, and trade secret laws and restrictions to establish and protect certain proprietary rights in our products and services.

The present size of our patent portfolio allows us to build meaningful partnerships with other companies through direct licensing, cross licensing, and joint venture agreements. Our commitment to protecting our intellectual property ensures continued differentiation and freedom to operate in the industry. We monetize our intellectual property portfolio via patent sales and licensing of the technology as well as incorporating our inventions in our deliverables.

As of the end of 2012, we held more than 260 issued patents relating to wireless text messaging, inter-carrier messaging, number portability, GPS ephemeris data, emergency public safety data routing, and electronic commerce. We have filed more than 350 additional patent applications for certain apparatus and processes we believe we have invented to enable key features of the location services, wireless text alerts, Short Message Service Center, mobile-originated data and E9-1-1 network software. There is no assurance that our patent applications will result in a patent being issued by the U.S. Patent and Trademark Office or other patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. Additionally, foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed.

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

Employees

As of December 31, 2012, we had 1,426 employees, of which 1,400 were full-time and 26 were part-time or temporary. We believe relations with our employees are good. None of our employees is represented by a union.

Geographical Information

During 2012, 2011, and 2010, total revenue generated from products and services in the U.S. were $445.6 million, $392.1 million, and $376.3 million, respectively, and total revenue generated from products and services outside of the U.S. were $41.8 million, $33.3 million, and $12.5 million, respectively. As of December 31, 2012, 2011, and 2010, essentially all of the long-lived assets of our operations were located in the U.S.

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

Risks Related to Our Business

If wireless carriers do not continue to provide our wireless applications to their subscribers, our business could be harmed.

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

Additionally, competitors offer technology that has functionality similar to ours for free. Competition from these free offerings may reduce our revenue and harm our business. If our wireless carrier partners can offer these location-based services to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our subscription fees or pursue other business strategies that may not prove successful for us and have a material adverse effect on our business, financial position, results of operations or cash flows.

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

We have made several acquisitions and intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base. Any acquisitions, strategic alliances or investments we may pursue in the future will have a continuing, significant impact on our business, financial condition and operating results. The value of the companies or assets that we acquire or invest in may be less than the amount we paid if there is a decline of their position in the respective markets they serve or a decline in general of the markets they serve. If we fail to properly evaluate and execute acquisitions and investments, our business and prospects may be seriously harmed. Acquisitions involve numerous risks, including:

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

If we fail to do any of these, we may suffer losses or incur impairment charges, our management may be distracted from day-to-day operations and the market price of our Class A common stock may be materially adversely affected. In addition, if we consummate future acquisitions using our equity securities or convertible notes, existing shareholders may be diluted which could have a material adverse effect on the market price of our Class A common stock.

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

We rely on our wireless carrier partners to introduce, market, and promote the products and services of our wireless applications business to end users. None of our wireless carrier partners is contractually obligated to continue to do so. If wireless carrier partners do not introduce, market and promote mobile phones that are GPS enabled and on which our client software is preloaded and do not actively market the products and services of our wireless applications business, the products and services of our wireless applications business will not achieve broader acceptance and our revenue may decline.

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

A portion of our revenue is derived from subscription fees that we receive from our wireless carrier partners for end users who subscribe to our service on a standalone basis or in a bundle with other services. To date, a relatively small number of end users have subscribed for our services in connection with their wireless plans compared to the total number of mobile phone users. The near term success of our wireless applications business depends heavily on achieving significantly increased subscriber adoption of the products and services of our wireless applications business either through stand alone subscriptions to our services or as part of bundles from our existing wireless carrier partners. The success of our wireless applications business also depends on achieving widespread deployment of the products and services of our wireless applications business by attracting and retaining additional wireless carrier partners. The use of the products and services of our wireless applications business will depend on the pricing and quality of those services, subscriber demand for those services, which may vary by market, as well as the level of subscriber turnover experienced by our wireless carrier partners. If subscriber turnover increases more than we anticipate, our financial results could be adversely affected.

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

New entrants and the introduction of other distribution models in the location—based services market may harm our competitive position.

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

Changes in the U.S. and global market conditions and budgetary priorities of federal government that are beyond our control may have a material adverse effect on us.

The U.S. and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects, including the current disruption in global financial markets. It is unclear how well the global financial markets have recovered, if at all. Possible effects of these economic events include those relating to business disruptions caused by suppliers or subcontractors, impairment of goodwill and other long-lived assets and reduced access to capital and credit markets. We depend on the U.S. Government for a significant portion of our revenues. There is no assurance that historical budgets will be sustained at current levels. In addition, competing demands for federal funds could pressure all areas of spending, which could further impact the U.S. Government budget. Cost cutting, efficiency initiatives, reprioritization and other affordability analysis by the U.S. Government and changes in budgetary priorities could adversely impact our Government Segment. Although governments worldwide, including the U.S. Government, have initiated sweeping economic plans, we are unable to predict the impact, severity, and duration of these economic events, which could have a material effect on our business, financial position, results of operations or cash flows.

Our primary wireless communication solutions and cybersecurity customers include U.S. government agencies such as Department of Defense (or DoD) and Homeland Security, and the prime contractors that supply products and services to these government customers. As a result, we rely on particular levels of U.S. government spending on our communication solutions and our backlog depends in a large part on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the Executive Branch must propose and Congress must approve funds for a given program each government fiscal year and may significantly change—increase, reduce or eliminate—funding for a program. A decrease in DoD and/or Homeland Security expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

For the government fiscal year (“GFY”) ended September 30, 2012 and beyond, federal department/agency budgets are expected to remain under pressure due to the financial impacts from spending cap agreements contained in the Budget Control Act of 2011, as well as from on-going military operations and the cumulative effects of annual federal budget deficits and rising U.S. federal debt. As a result, the DoD GFY 2013 budget request submitted to the U.S. Congress on February 13, 2012 is $525.4 billion for the base budget, $45 billion below the amount planned for GFY 2013 a year ago and $5.2 billion below the final GFY 2012 appropriated amount. The DoD budget request includes cuts and other initiatives that will reduce DoD spending by $259 billion over the next five years and $487 billion over ten years, consistent with the Budget Control Act. The budget for the Department of Homeland Security is $58.6 billion in total budget authority, $48.7 billion in gross discretionary funding, and $39.5 billion in net discretionary funding. Net discretionary budget authority is 0.5 percent below the FY 2012 enacted level. An additional $5.5 billion for the Disaster Relief Fund is provided under the disaster relief cap adjustment, pursuant to the Budget Control Act of 2011.

Since the bicameral and bipartisan Congressional Joint Select Committee on Deficit Reduction created by the Budget Control Act of 2011 charged with reducing the deficit by an additional $1.2 trillion over the ten years beginning with GFY 2013 failed to reach a compromise, additional automatic discretionary spending caps ( or

“sequestration”) were expected to be triggered beginning on January 2, 2013. The American Taxpayer Relief Act of 2012 enacted on January 2, 2013, included a two month delay to sequestration in order to allow additional time to continue work on reaching an agreement on discretionary spending levels. There remains therefore a significant level of uncertainty and lack of detail available to predict specific future government spending on the solutions that we offer. While we are unable to predict the exact impact on our Government Segment, these factors, could in the aggregate have material adverse operational and financial consequences, depending on how the cuts are allocated across the federal government budget.

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

The largest customers for our product and service offerings in terms of revenue generated have been the U.S. Government, Verizon Wireless, AT&T Mobility, MetroPCS, and Cricket Communications. For the year ended December 31, 2012, each of Verizon Wireless and the U.S. Government accounted for 10% or more of our total revenue. For 2011, each of Verizon Wireless, MetroPCS, and the U.S. Government accounted for 10% or more of our total revenue. For the year ended December 31, 2012, the largest customer for our Commercial Segment was Verizon Wireless and the largest customers for our Government Segment were various U.S. Government agencies. Our wireless applications business is substantially dependent on Verizon Wireless. In addition, we expect to generate a significant portion of our total revenue from Verizon Wireless and these other customers for the foreseeable future. If these customers reduce their expenditures for marketing services for which we provide technology, change their plans to eliminate our services, price our products and services at a level that makes them less attractive, or offer and promote competing products and services, in lieu of, or to a greater degree than, our products and services, our revenue would be materially reduced and our business, operating results and financial condition would be materially and adversely affected.

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

As the mobile industry continues to evolve, we believe greater regulation by federal, state or foreign governments or regulatory authorities is likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information, could affect our customers’ ability to use and share data, potentially reducing our ability to utilize this information for the purpose of continued improvement of the overall mobile subscriber experience. In addition, any regulation of the requirement to treat all content and application provider services the same over the mobile Internet, sometimes referred to as net neutrality regulation, could reduce our customers’ ability to make full use of the value of our services.

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

As of December 31, 2012, our estimated contract backlog totaled approximately $1.1 billion, of which $308.6 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change, the program could be canceled, a contract could be reduced, modified or terminated early, or an option that we had assumed would be exercised not being exercised. Further, while many of our federal government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. There are two primary risks associated with this process. First, the process may be delayed or significantly disrupted. Changes in Congressional schedules due to elections or other legislative priorities, negotiations for program funding levels, federal policy decisions like handling of the automatic reductions in federal government spending, or unforeseen world events can interrupt or terminate the funding for a contract. Second, future revenues under existing multi-year contracts are conditioned on the continuing availability of Congressional appropriations. Approximately 30% of our funded contract backlog consisted of orders from the Government Segment. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract value will be recognized as revenue.

We derive a significant portion of our revenue from sales to various agencies of the U.S. Government which has special rights unlike other customers and exposes us to additional risks that could have a material adverse effect on us.

Sales to various agencies of the U.S. Government accounted for approximately 44% of our total revenue for the fiscal year ended December 31, 2012, all of which was attributable to our Government Segment. Our ability to earn revenue from sales to the U.S. Government can be affected by numerous factors outside of our control, including:

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

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our clients and vendors to deliver critical components. As we secure more work under our contract vehicles, we expect to require an increasing level of support from subcontractors and vendors that provide complementary and supplementary products and services to our offerings. Depending on labor market conditions, we may not be able to identify, hire and retain sufficient numbers of qualified employees to perform the task orders we expect to win. In such cases, we will need to rely on subcontracts with unrelated companies. Moreover, even in favorable labor market conditions, we anticipate entering into more subcontracts in the future as we expand our work under our contract vehicles. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis or violate federal government contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our clients’ expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a client terminating our contract for default. A termination for default could expose us to liability, including liability for the agency’s costs of re-procurement, could damage our reputation and could hurt our ability to compete for future contracts.

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

ASC 350, “Goodwill and Other Intangible Assets,” provides that goodwill must be tested for impairment annually and between annual tests when events occur that indicate an impairment or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of December 31, 2012, goodwill accounted for approximately $112.5 million, or 27%, of our recorded total assets, and our market capitalization was approximately $147.3 million. A sustained drop in market capitalization below book value may suggest that the carrying value may not be recoverable. The impairment test is based on several factors requiring judgment and management has determined that no impairment exists as of that date. Changes in market conditions may indicate a potential future impairment of recorded goodwill. If goodwill becomes impaired, we would record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

We assess goodwill for impairment in the fourth quarter of each fiscal year, or sooner should there be an indicator of impairment. We periodically analyzes whether any such indicators of impairment exist. Such indicators include a sustained, significant decline in the our stock price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others. Because of the inherent uncertainty of the estimates, judgments and assumptions associated with our accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to our consolidated financial statements.

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

The market price for our Class A common stock has varied between a high of $3.09 on February 15, 2012, and a low of $1.10 on July 26, 2012 in the twelve month period ended December 31, 2012. This volatility may affect the price at which you could sell the Class A common stock and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

A significant percentage of our common stock is beneficially owned by our President, Chief Executive Officer and Chairman of the Board, and he can exert significant influence over us.

We have two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock generally have the same rights as holders of Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have three votes per share. As of December 31, 2012, Maurice B. Tosé, our President, Chief Executive Officer and Chairman of the Board, beneficially owned 5,247,769 shares of our Class B common stock and 2,980,959 shares of our Class A common stock. Therefore, as of that date, in the aggregate, Mr. Tosé beneficially owned shares representing approximately 27% of our total voting power, assuming no conversion or exercise of issued and outstanding convertible or exchangeable securities held by our other shareholders or holders of the notes. Accordingly, on this basis, Mr. Tosé can exert significant influence over us through his ability to influence the outcome of elections of directors, amendments to our charter and by-laws and other actions requiring shareholder action, including mergers, going private transactions and other extraordinary transactions. Mr. Tosé may also able to deter or prevent a change of control regardless of whether holders of Class A common stock might benefit financially from such a transaction.

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

Our line of credit and term loan agreement contains covenants requiring us to maintain a minimum adjusted quick ratio and a minimum fixed charge coverage ratio; as well as other restrictive covenants including, among others, restrictions on our ability to merge, acquire or dispose of assets above prescribed thresholds, undertake actions outside the ordinary course of our business (including the incurrence and repayment of indebtedness), guarantee debt, distribute dividends, and repurchase our stock. The agreement also contains a subjective event of default that requires (i) no material adverse change in the business, operations, or condition (financial or otherwise) of our Company occur, or (ii) no material impairment of the prospect of repayment of the Company’s obligations under the bank credit agreement; or (iii) no material impairment of perfection or priority of the lenders security interests in the collateral under the bank credit agreement. If our performance does not result in compliance with any of the restrictive covenants, or if our line of credit agreement lenders seek to exercise their rights under the subjective acceleration clause referred to above, we would seek to further modify our financing arrangements, but there can be no assurance that our debt holders would not exercise their rights and remedies under their agreements with us, including declaring all outstanding debt due and payable. The line of credit matures on June 30, 2014. The term loan matures on June 30, 2017, except that if we fail to refinance, convert or extend our existing convertible senior notes which are scheduled to be paid in December 2014, by June 30, 2014, all amounts due and outstanding on the term loan will be due and payable on June 30, 2014. We have outstanding $93.5 million of 4.5% convertible senior notes due December 2014. While we expect to refinance our convertible senior notes prior to their maturity date, we cannot provide any assurance that we will be able to do so or that the terms of any such refinance will be favorable to us. If we are unable to refinance the convertible senior notes, we may violate our bank line of credit or term loan covenants. If we are not in compliance with one or more of our covenants which if not complied with could result in an event of default under our line of credit or term loan, there can be no assurance that our lenders would waive such non-compliance. In such an event, we would be prohibited from drawing funds against the line of credit and our indebtedness under the line of credit and term loan could be accelerated. This could have a material adverse effect on our business, financial condition, results of operation, liquidity, or stock price.

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

Our quarterly revenue and operating results are difficult to predict and are likely to fluctuate from quarter-to-quarter. For example, 2012 systems revenue was greater in the third quarter of the year compared to 2011 systems revenue was higher in the fourth quarter. We generally derive a significant portion of wireless carrier systems revenue in our Commercial Segment from initial license fees. The initial license fees that we receive in a particular quarter may vary significantly. As systems projects begin and end, quarterly results may vary. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our Class A common stock. Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the market price of our stock may fall.

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

Following a fundamental change as described in the indenture governing the Convertible Senior Notes, holders of those notes may require us to repurchase their notes for cash. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then-existing indebtedness. We cannot provide any assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the repurchase price in cash with respect to any notes tendered by holders for repurchase upon a fundamental change. In addition, restrictions in our then—existing credit facilities or other indebtedness, if any, may not allow us to repurchase the Convertible Senior Notes. The failure of us to repurchase the notes when required would result in an event of default with respect to the Convertible Senior Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any, and have an adverse effect on our business, financial position, results of operations or cash flows.

Future sales of our Class A common stock in the public market or issuances of securities convertible into our Class A common stock and hedging activities could lower the market price for our Class A common stock and adversely impact the trading price of the notes.

As of December 31, 2012, we had outstanding approximately 54.4 million shares of our Class A common stock and options to purchase approximately 17.2 million shares of our Class A common stock (approximately 7.1 million of which have a strike price below $3.47 and an additional 10.1 million of which have a strike price above $3.69). In the future, we may sell additional shares of our Class A common stock to raise capital. In addition, a substantial number of shares of our Class A common stock is reserved for issuance upon the exercise of stock options and upon conversion of the Convertible Notes. Our Class A common stock may also be issued upon conversion of our Class B common stock, which is convertible into our Class A common stock on a one-for-one basis. As of December 31, 2012, we had 5.2 million shares of Class B common stock outstanding. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our Class A common stock. The issuance and sale of substantial amounts of Class A common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Convertible Notes and the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in Annapolis, Maryland, as well as portions of our Commercial and Government Segments, and includes a satellite operations center. Our office in Seattle, Washington is used primarily for servicing and hosting our wireless and VoIP E9-1-1 public safety support services. The design and development of our software based systems and applications are located in our Annapolis, Maryland, Seattle, Washington, Aliso Viejo, California, Calgary, Alberta, and Tianjin, China offices. Major Government Segment operations are located in Tampa, Florida and Hanover, Maryland. We also own a 7-acre teleport facility in Manassas, Virginia for teleport services for our Government Segment customers.

The following table lists significant leased facilities at December 31, 2012:

Location:	Size:	Lease Expiration:

Annapolis, Maryland	52,000 square feet	December 2016
Seattle, Washington	57,000 square feet	September 2017
Tampa, Florida	45,600 square feet	December 2014
Hanover, Maryland	36,000 square feet	August 2017
Torrance, California	35,000 square feet	January 2018
Aliso Viejo, California	29,000 square feet	December 2017
Greenwood Village, Colorado	14,300 square feet	May 2013
Danville, Vermont	14,000 square feet	July 2014
Manassas, Virginia	10,000 square feet	November 2017
Suwanee, Georgia	9,500 square feet	May 2015

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock has been traded on the NASDAQ Global Market under the symbol “TSYS” since our initial public offering on August 8, 2000. The following table sets forth, for the periods indicated, the high and low sales prices for our Class A Common Stock as reported on the NASDAQ Global Market:

	High	Low
2013
First Quarter 2013 (through February 21, 2013)	$2.65	$2.18
2012
First Quarter 2012	$3.09	$2.25
Second Quarter 2012	$2.88	$1.20
Third Quarter 2012	$2.28	$1.10
Fourth Quarter 2012	$2.70	$1.69
2011
First Quarter 2011	$5.12	$3.81
Second Quarter 2011	$5.32	$4.03
Third Quarter 2011	$5.57	$3.13
Fourth Quarter 2011	$4.03	$2.10

There are approximately 9,000 shareholders of our Class A Common Stock and as of February 21, 2013, approximately 260 were holders of record. As of February 21, 2013, there were 8 holders of record of our Class B Common Stock.

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

The composition of the Mobile Data Index was updated to remove Commscope, Inc. and Syniverse Technology, Inc., both of which have become privately owned and no longer report relevant data.

The information provided is from January 1, 2007 through December 31, 2012.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Item 6. Selected Financial Data

The table that follows presents portions of our consolidated financial statements. You should read the following selected financial data together with our audited Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the more complete financial information included elsewhere in this Form 10-K. We have derived the statements of operations data for the years ended December 31, 2012, 2011, and 2010 and the balance sheet data as of December 31, 2012 and 2011 from our consolidated financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm, and which are included in Item 15 of this Form 10-K. We have derived the statements of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009, and 2008, from our audited financial statements which are not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:	(in millions, except share and per share data)
Revenue
Services	$305.1	$303.9	$262.3	$151.9	$101.4
Systems	182.3	121.5	126.5	148.2	118.8

Total revenue	487.4	425.4	388.8	300.1	220.2
Direct costs of revenue
Direct cost of services revenue	178.3	171.0	152.2	84.1	61.6
Direct cost of systems revenue	148.9	103.2	98.6	102.1	77.3

Total direct cost of revenue	327.2	274.2	250.8	186.2	138.9

Services gross profit	126.8	132.9	110.1	67.8	39.8
Systems gross profit	33.4	18.3	27.9	46.1	41.5

Total gross profit	160.2	151.2	138.0	113.9	81.3
Operating expenses
Research and development expense	36.6	37.1	30.1	22.3	16.2
Sales and marketing expense	30.7	29.4	23.9	16.0	13.7
General and administrative expense	54.3	46.2	37.2	35.4	28.2
Depreciation and amortization of property and equipment	14.2	12.1	9.7	6.0	5.9
Amortization of acquired intangible assets	4.4	5.5	4.7	0.9	0.1
Impairment of goodwill and long-lived assets	125.7	-	-	-	-

Total operating costs and expenses	265.9	130.3	105.6	80.6	64.2
Patent related gains, net of expenses	-	-	-	15.7	8.1

Income (loss) from operations	(105.7)	20.9	32.4	49.0	25.2
Interest expense	(7.4)	(7.3)	(9.2)	(1.8)	(0.9)
Amortization of deferred financing fees	(0.8)	(0.8)	(0.8)	(0.4)	(0.2)
Gain on early retirement of debt	0.4	-	-	-	-
Other income (expense), net	-	(0.4)	1.6	0.3	0.2

Net income (loss) before income taxes	(113.5)	12.4	24.0	47.1	24.3
Benefit (provision) for income taxes	15.5	(5.4)	(8.1)	(18.8)	33.3

Net income (loss)	$(98.0)	$7.0	$15.9	$28.3	$57.6

Net income (loss) per share-basic	$(1.69)	$0.12	$0.30	$0.59	$1.34

Net income (loss) per share-diluted[1]	$(1.69)	$0.12	$0.28	$0.53	$1.23

Basic shares used in computation (in thousands)	57,889	56,722	53,008	47,623	43,063
Diluted shares used in computation (in thousands)	57,889	58,581	56,032	53,946	46,644

[1]

Shares issuable via the convertible notes are included if diluted, in which case tax-effected interest on the debt is excluded from the determination of Net income (loss) per share-diluted, see Note 3 presented in the Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:	(in millions)
Cash and cash equivalents	$36.6	$40.9	$45.2	$61.4	$39.0
Working capital	82.6	87.0	89.6	77.7	79.1
Total assets	413.7	489.6	462.8	472.2	182.0
Capital leases and long-term debt (including current portion)	167.6	140.8	160.5	183.0	11.8
Total liabilities	252.6	238.9	247.3	286.4	67.7
Total stockholders’ equity	161.1	250.7	215.5	185.8	114.3

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

Revenue Recognition. We recognize revenue according to the guidance in the Accounting Standards Update (“ASU”) 2009-14 (ASC topic 985) “Certain Revenue Arrangements That Include Software Elements” and the ASU 2009-13 (ASC topic 605) “Revenue Recognition — Multiple Deliverable Revenue Arrangements”. We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) the fee is probable of collection.

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

Revenue generated from our intellectual property consists of patent infringement liabilities, upfront and non-refundable license fees, royalty fees, and sales of our patents. Revenue from upfront and non-refundable payments is recognized when the arrangement is executed. When patent licensing arrangements include royalties for future sales of products using our licensed patented technology, revenue is recognized when earned during the applicable period. Due to the nature of some of the agreements it may be difficult to establish VSOE of separate elements of an agreement, in these circumstances the appropriate recognition of revenue may require the use of judgment based on the particular facts and circumstances. In all cases, revenue from the licensing of our intellectual property is recognized when all of four of the revenue recognition criteria are met, and included in Commercial systems revenue.

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

•	variable seller consideration arrangements, and
•	discount rates

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Acquired Intangible Assets. The acquired intangible assets are amortized over their useful lives of between four and nineteen years, based on the straight-line method. We evaluate acquired intangible assets when events or changes in circumstances indicate that the carrying values of such assets might not be recoverable. Our review of factors present and the resulting appropriate carrying value of our acquired intangible assets are subject to judgments and estimates by management. Future events such as a significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired. As a result of our analysis of the fair value of the Navigation reporting unit, as discussed under “Goodwill”, a $14 million impairment charge was recorded for the excess of the carrying value of acquired intangible assets over the estimated fair value in the second quarter of 2012.

Goodwill. Goodwill represents the excess of cost over the fair value of assets of acquired businesses. Goodwill is not amortized, but instead is evaluated annually for impairment using a discounted cash flow model and other measurements of fair value such as market comparable transactions. The authoritative guidance for the goodwill impairment model includes a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. In the second step, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, would represent the amount of goodwill impairment.

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

For goodwill impairment testing, we have four reporting units: two Commercial Segment units, Navigation and Other Commercial (which is comprised of our text messaging and location-based technology businesses, including E9-1-1 call routing); and two Government Segment units, the Government Solutions Group (“GSG”) unit and the Cyber Intelligence unit.

Goodwill reporting units at December 31:

	2012	2011
Navigation	$22.1	$108.4
Other Commercial	36.1	14.0
Government Solutions Group	26.1	25.9
Cyber Intelligence	28.2	28.2

Total goodwill	$112.5	$176.5

In 2012, we received notice from a significant navigation application customer that it intended to adjust pricing for TCS services. Management considered this to be an indicator that we should evaluate the long-lived assets (including goodwill and other intangible assets) related to the Company’s 2009 acquisition of Networks In Motion, operating as the Company’s Navigation unit, for potential impairment. No triggering events occurred with regard to other reporting units, so an interim analysis of other units was not completed.

We completed Step 1 of the goodwill impairment testing in the second quarter of 2012 for the Navigation reporting unit using a discounted cash flow (“DCF”) analysis supported by a market comparable approach. The DCF models are based on our updated long-range forecast for Navigation. For years beyond the forecast, our estimated terminal value based on a discount rate of approximately 12% and a perpetual cash flow growth rate of 3%. For the market comparable approach, we evaluated comparable company public trading values, using sales multiples. The estimated fair value of the Navigation reporting unit was compared to the carrying amount including goodwill, and the results of the Step 1 goodwill testing indicated a potential impairment.

Accordingly, we proceeded with Step 2 of the impairment test to measure the amount of potential impairment. We allocated the fair value of the Navigation reporting unit to its assets and liabilities as of the date of the impairment analysis. As a result of our analysis as described above, an impairment charge of $86.3 million was recorded in 2012 for the excess of the carrying value of goodwill over the estimated fair value.

Our Navigation reporting unit’s goodwill, acquired intangibles, capitalized software development costs, and long-lived assets with a carrying value of $164.5 million were written down to estimated fair value of $38.8 million, resulting in total impairment charge of $125.7 million. We engaged a third party valuation firm to assist in the determination of the fair value of goodwill, acquired intangibles, capitalized software, and long-lived assets.

A summary of the impairment charge recognized in 2012 earnings is as follows:

	Carrying Value March 31, 2012	Fair Value June 30, 2012	Total Impairment Charge
Property and Equipment, including capitalized software for internal use	$23.3	$10.3	$13.0
Software development costs	18.8	6.4	12.4
Acquired intangible assets	14.0	—	14.0
Goodwill - Navigation	108.4	22.1	86.3

	$164.5	$38.8	$125.7

We performed our annual goodwill impairment testing during the fourth quarter of 2012. For all reporting units, we used a market approached based on observable public comparable company multiples. For our Navigation and Cyber Intelligence reporting units, we also used a DCF analysis. Where multiple approaches were used, we may weighted the results from different methods to estimate the reporting unit’s fair value.

Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company multiples for the market comparable approach and the relevant weighting of the methods utilized. The cash flows employed in the DCF analyses were based on our most recent long-range forecast and, for years beyond the forecast, we estimated terminal value based on estimated exit multiples ranging from 6 to 7 times the final forecasted year earnings before interest, taxes, depreciation and amortization. The discount rates used in the DCF analyses were intended to reflect the risks inherent in the future cash flows of the respective reporting units and were approximately 12%. For the market comparable approaches, we evaluated comparable company public trading values, using earnings multiples of earnings before interest, taxes, depreciation and amortization ranging from approximately 6 to 12 times and multiples of revenue ranging from approximately 1 to 2 times.

Our discounted cash flow models are based on our expectation of future market conditions for each of the reporting units, as well as discount rates that would be used by market participants in an arms-length transaction. Future events could cause us to conclude that market conditions have declined or discount rates have increased to the extent that our goodwill could be impaired. It is not possible at this time to determine if any such future impairment charge would result.

There was no indication of any further impairment in any of our reporting units during the 2012 annual testing and accordingly, the second step of the goodwill impairment analysis was not performed. At the time of our annual testing, the fair value of the four reporting units significantly exceeded their carrying value. For fiscal 2011 and 2010, all of our reporting units passed the first step of the goodwill impairment testing, indicating no impairments.

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

Costs are capitalized when technological feasibility has been established. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. Costs that are capitalized include direct labor and other direct costs. In 2012, 2011, and 2010, we capitalized $1.9 million, $2.4 million, and $5.7 million, respectively, of software development costs for software developed for resale.

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

We capitalize all costs related to software developed or obtained for internal use when management commits to funding the project and the project completes the preliminary project stage. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use.

During 2012, we recorded an impairment charge of $12.4 million after determining certain capitalized software development costs were not recoverable based on decreased projected revenues and sales pipeline.

Marketable Securities. Our marketable securities are classified as available-for-sale. Our primary objectives when investing are to preserve principal, maintain liquidity, and obtain higher returns than from cash equivalents. Our intent is not specifically to invest and hold securities with longer term maturities. We have the ability and intent, if necessary, to liquidate any of these investments in order to meet our operating needs within the next twelve months. The securities are carried at fair market value based on quoted market price with net unrealized gains and losses in stockholders’ equity as a component of accumulated other comprehensive income. If we determine that a decline in fair value of the marketable securities is other than temporary, a realized loss would be recognized in earnings. Gains or losses on securities sold are based on the specific identification method and are recognized in earnings.

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

We recognize the benefits of tax positions in the financial statements, if such positions are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, based on our judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. At December 31, 2012, we had unrecognized tax benefits totaling approximately $3.4 million. The determination of these unrecognized amounts requires significant judgments and interpretation of complex tax laws. Different judgments or interpretations could result in material changes to the amount of unrecognized tax benefits.

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

Effective July 6, 2012, we completed the acquisition of the all of the outstanding shares of privately-held microDATA, GIS, Inc., (“microDATA”) in accordance with a Purchase and Sale Agreement. microDATA is a leading provider of Next Generation 9-1-1 software and solutions. Consideration for the acquisition was approximately $35 million, comprised of $21 million in cash at closing, plus $14 million in promissory notes and performance-based earn-out opportunities. The microDATA acquisition is accounted for using the acquisition method; accordingly, the total purchase price is allocated to the acquired assets and assumed liabilities based on management’s preliminary valuation of the fair values as of July 6, 2012. microDATA’s operating results since July 6, 2012 are included in the Commercial Segment.

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

Results of Operations

We develop and deliver highly reliable and secure wireless communication technology. Our mobile cloud computing services provide wireless applications and operator infrastructure for 9-1-1 call routing, navigation, asset and social applications, telematics, and text messaging. Our engineered satellite-based solutions incorporate cybersecurity expertise, and include base station management, deployable solutions for mission-critical communications with expert field support, and professional services including training.

Impact of Acquisitions

The comparability of our operating results in 2012 to 2011 and 2011 to 2010 is affected by the acquisitions of microDATA, which was completed on July 6, 2012, and Trident which was completed on January 31, 2011. Where changes in our results of operations from fiscal 2012 compared to 2011 and 2011 to 2010 are clearly related to the acquisitions, such as revenue and increases in amortization of intangibles, we quantify the effects in the discussion that follows. Operation of the acquired businesses has been fully integrated into our existing operations. Our acquisitions did not result in our entry into a new line of business or product category; they added products, services and technical depth with features and functionality similar to our previous operations.

Revenue, Cost of Revenue, and Gross Profit

The following discussion addresses the revenue, cost of revenue, and gross profit from our two business segments.

Government Segment

	2012 vs. 2011						2011 vs. 2010
($ in millions)	2012	2011	$	%		2010	$	%
Services revenue	$146.1	$129.2	$16.9	13%		$93.3	$35.9	38%
Systems Revenue	158.6	105.0	53.6	51%		93.8	11.2	12%

Total Government Segment Revenue	304.7	234.2	70.5	30%		187.1	47.1	25%

Direct cost of services	107.9	90.0	17.9	20%		66.5	23.5	35%
Direct cost of systems	133.7	89.9	43.8	49%		84.2	5.7	7%

Total Government Segment cost of revenue	241.6	179.9	61.7	34%		150.7	29.2	19%
Services gross profit	38.2	39.2	(1.0)	(3%	)	26.8	12.4	46%
% of revenue	26%	30%				29%
Systems gross profit	24.9	15.1	9.8	65%		9.6	5.5	57%

% of revenue	16%	14%				10%
Total Government Segment gross profit[1]	$63.1	$54.3	$8.8	16%		$36.4	$17.9	49%

Segment gross profit as a percentage of revenue	21%	23%				19%

[1]	See discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

Government Segment revenue for 2012 increased $70.5 million, or 30% over 2011. Government Segment revenue for 2011 increased $47.1 million, or 25% over 2010, of which $27 million came from the Trident acquisition. Since 2006 we have been one of six vendors selected by the U.S. Army to provide secure wireless communication solutions under a five-year Worldwide Satellite Systems (“WWSS”) contract vehicle, with a maximum value of up to $5 billion for the six vendors. The WWSS contract vehicle was extended through the first quarter of 2014 and is expected to continue to contribute significant government systems sales through 2014. Since 2006, we have received funded orders totaling over $650 million and at December 31, 2012 we have over $730 million unfunded open orders under this contract vehicle. The Government Segment has subsequently been selected for participation as a prime or sub-contractor to provide satellite-based technology under several other contract vehicles, including two major awards in the fourth quarter of 2012.

Our primary wireless communication solutions and cybersecurity customers include U.S. government agencies such as DoD and Homeland Security, and the contractors that supply products and services to these government customers. As a result, we rely on particular levels of U.S. government spending on our communication solutions and our backlog depends in a large part on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the Executive Branch must propose and Congress must approve funds for a given program each government fiscal year and may significantly change — increase, reduce or eliminate — funding for a program. A decrease in DoD and/or Homeland Security expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

For the government fiscal year (“GFY”) ended September 30, 2012 and beyond, federal department/agency budgets are expected to remain under pressure due to the financial impacts from spending cap agreements contained in the Budget Control Act, as well as from on-going military operations and the cumulative effects of annual federal budget deficits and rising U.S. federal debt. As a result, the DoD GFY 2013 budget request submitted to Congress on February 13, 2012 is $525.4 billion for the base budget, $45 billion below the amount planned for GFY 2013 a year ago and $5.2 billion below the final GFY 2012 appropriated amount. The DoD budget request includes cuts and other initiatives that will reduce DoD spending by $259 billion over the next five years and $487 billion over ten years, consistent with the Budget Control Act. The budget for the Department of Homeland Security is $58.6 billion in total budget authority, $48.7 billion in gross discretionary funding, and $39.5 billion in net discretionary funding. Net discretionary budget authority is 0.5 percent below the FY 2012 enacted level. An additional $5.5 billion for the Disaster Relief Fund is provided under the disaster relief cap adjustment, pursuant to the Budget Control Act of 2011.

Since the bicameral and bipartisan Congressional Joint Select Committee on Deficit Reduction created by the Budget Control Act of 2011 charged with reducing the deficit by an additional $1.2 trillion over the ten years beginning with GFY 2013 failed to reach a compromise, additional discretionary spending caps (sequestration) were expected to be triggered beginning on January 2, 2013 when Congress and the Administration were not able to reach agreement on means to reduce the deficit by $1.2 trillion. However, the agreement that led to enactment of the American Taxpayer Relief Act of 2012 included a two month delay to sequestration in order to allow additional time to continue work on reaching an agreement on discretionary spending levels. There remains therefore a significant level of uncertainty and lack of detail available to predict specific future government spending on the solutions that we offer.

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue is generated from professional communications engineering and field support, cybersecurity training, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite, including resale of satellite airtime. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods. Government services revenue increased $16.9 million, or 13% for 2012 compared to 2011 and increased $35.9 million, or 38% in 2011 over 2010 as a result of new and expanded-scope contracts for field support and maintenance, in-building wireless and other professionals services and satellite airtime services using our teleport facility.

Direct cost of government services revenue consists of compensation, benefits and travel incurred in delivering these services, as well as satellite space segment purchased for resale. These costs increased as a result of the increased volume of service in all three years.

Gross profit from government services decreased $1.0 million, or 3% for 2012 compared to 2011 as a result of lower average pricing on the renewal of several contracts offsetting the benefit of higher volume. Gross profit from government services increased $12.4 million, or 46% in 2011 over 2010 due mainly to the increase in sales volume, including a small contribution from the 2011 acquisition of Trident.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from selling secure wireless communication systems, primarily deployable satellite-based and line-of-sight deployable systems, and integration of these systems into customer networks. These are largely variations on our SwiftLink products, which are lightweight, secure, deployable communication kits, sold mainly to units of the U.S. Departments of Defense and other federal agencies. Since our 2011 acquisition of Trident our government systems revenue also includes electronic components. Government systems sales increased $53.6 million, or 51% in 2012 compared to 2011 due mainly to approximately $50 million in low margin “pass-through” shipments in the second and third quarters of 2012. Also, increased sales of our SwiftLink and deployable communication systems and sales of our highly reliable electronic parts and materials contributed to the increase in government systems revenues. For 2011, government systems sales increased $11.2 million, or 12% over 2010 reflecting $24 million of sales of our electronic parts and materials from the acquired Trident operations offsetting lower sales volume of our SwiftLink and other deployable communications, which was affected by federal government budget funding delays, and lower volume of pass-through sales.

The cost of our government systems revenue consists of purchased system components, compensation and benefits, the costs of third-party contractors, and travel. These costs have varied over the three years presented as a direct result of changes in mix and volume. These equipment and third-party costs are variable for our various types of products, and margins may fluctuate between periods based on pricing and product mix.

Government systems gross profit increased $9.8 million, or 65% for 2012 compared to 2011 due to higher sales volume. Our government systems gross profit increased $5.5 million, or 57% in 2011 over 2010 due mainly to the addition of the acquired Trident operations.

Commercial Segment

($ in millions)	2012 vs. 2011						2011 vs. 2010
	2012	2011	$	%		2010	$	%
Services revenue	$159.0	$174.7	$(15.7)	(9%	)	$169.0	$5.7	3%
Systems Revenue	23.7	16.5	7.2	44%		32.7	(16.2)	(50%	)

Total Commercial Segment Revenue	182.7	191.2	(8.5)	(4%	)	201.7	(10.5)	(5%	)
Direct cost of services	70.4	81.0	(10.6)	(13%	)	85.7	(4.7)	(5%	)
Direct cost of systems	15.2	13.3	1.9	14%		14.4	(1.1)	(8%	)

Total Commercial Segment cost of revenue	85.6	94.3	(8.7)	(9%	)	100.1	(5.8)	(6%	)
Services gross profit	88.6	93.7	(5.1)	(5%	)	83.3	10.4	12%
% of revenue	56%	54%				49%
Systems gross profit	8.5	3.2	5.3	166%		18.3	(15.1)	(83%	)

% of revenue	36%	19%				56%
Total Commercial Segment gross profit[1]	$97.1	$96.9	$0.2	NM		$101.6	$(4.7)	(5%	)

Segment gross profit as a percentage of revenue	53%	51%				50%

[1]	See discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

(NM = Not meaningful)

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Our commercial services revenue is generated from hosting and maintaining software and networks for public safety 9-1-1 service for wireless, Voice over Internet Protocol (“VoIP”) service providers, and operators of next generation 9-1-1 infrastructure (mainly state and local governments), as well as applications and infrastructure software for Location-Based Services (“LBS”) including turn-by-turn navigation and locator applications, and maintenance of text messaging platform software. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Hosted LBS service and E9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Service Answering Points (“PSAPs”), or the number of customer subscribers or sessions using our technology. Subscriber service revenue is generated by client software applications for wireless subscribers, generally on a per-subscriber per month basis. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Services also include custom software development, implementation and related service projects under time and materials or fixed-fee contracts, which are reported using percentage-of-completion accounting.

Commercial services revenue in 2012 was $15.7 million or 9% lower than for 2011 due mainly to lower volume from the navigation and locator applications and lower software maintenance revenue, partly offset by the higher revenue from 9-1-1 services including $2.0 million from the acquired microDATA business. Commercial services revenue increased $5.7 million, or 3% in 2011 over 2010 due to an overall increase in LBS solutions, increased wireless and VoIP E-9-1-1 revenue and an increase in software maintenance revenue.

The direct cost of our services revenue consists primarily of compensation and benefits, licensed location-based application content, network access, data feed and circuit costs for network operation centers and co-location facilities, and equipment and software maintenance. Direct cost of commercial services revenue were $10.6 million, or 13% lower in 2012 than in 2011 mainly due to lower direct labor and other direct costs, including licensed content. Direct costs of commercial services revenue decreased $4.7 million, or 5% in 2011 over 2010 mainly due to lower labor costs due to reassignment of some personnel to research and development (“R&D”) work, and lower licensed application content and other direct costs. The direct cost of commercial services includes amortization of capitalized software development costs of $2.7 million, $6.9 million, and $6.7 million in 2012, 2011, and 2010, respectively. The decrease in capitalized software development amortization cost in 2012 over 2011 reflects the write-down of some intangible assets in the second quarter of 2012.

Commercial services gross profit decreased $5.1 million, or 5% in 2012 compared to 2011 due mainly to the impact of a pricing adjustment by a major navigation application wireless carrier customer effective mid-year 2012. Commercial services gross profit was $10.4 million, or 12% higher in 2011 than in 2010 due to lower third party data costs, a shift of software development resources from customer specific engineering work in 2010 to R&D efforts in 2011, general cost controls and higher revenue.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems to wireless carriers and state and local governments incorporating our licensed software for enablement of 9-1-1—call routing and computer-aided responder dispatch, location-based wireless services and text messaging. During 2011, we launched Next Generation 9-1-1 technology, enabling the public to transmit text, images and video to Public Service Answering Points. In July 2012, we acquired microDATA, which expanded our share of the market for Next Generation 9-1-1 technology. Revenue from our larger deployments of Next Generation 9-1-1 technology, incorporating our software and third party components, are long term contracts reported using percentage of completion accounting. We recognize revenue from the sale of patents and licensing of our intellectual property including payments for past patent infringement liabilities, upfront and non-refundable license fees, and royalty fees. Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks during the relevant period. In all cases, revenue from the licensing of our intellectual property is recognized when all of four of the revenue recognition criteria are met

Commercial systems revenue increased $7.2 million, or 44% in 2012 compared to 2011. The Next Generation 9-1-1 operations of microDATA, acquired in July 2012, contributed about $8.7 million of systems revenue. We also recognized $2.8 million of revenue from patent sales and other intellectual property transactions. This additional revenue was offset by lower commercial wireless carrier infrastructure sales. Commercial systems revenue decreased $16.2 million, or 50%, in 2011 from 2010, primarily due to lower sales of text messaging software licenses for incremental customer volume capacity. The rate of growth in customer use of text messaging has declined, affecting our sales of new licenses.

The direct cost of commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, and consulting fees as well as the amortization of acquired and capitalized software development costs. The direct cost of commercial systems increased $1.9 million, or 14%, reflects an increase in labor and other direct costs of the acquired microDATA operations. The direct cost of commercial systems decreased $1.1 million, or 8% in 2011 compared to 2010. The direct cost of the license component of license revenue is normally very low, and the gross profit very high since much of the software development costs were expensed in prior periods, so that changes in the license component of the systems revenue mix significantly affect average gross margin in a period. The direct cost of systems includes amortization of capitalized software development costs of $5.0 million, $3.9 million, and $2.6 million, respectively, in 2012, 2011, and 2010. The increase in capitalized software development cost amortization in 2012 over 2011 mainly reflects amortization of acquired capitalized software development costs recorded as part of the purchase accounting for the mid-2012 microDATA acquisition.

Our commercial systems gross profit increased $5.3 million, or 166% in 2012 over 2011 due to higher revenue from Next Generation 9-1-1 public safety system deployments and net proceeds from intellectual property monetization. Our commercial systems gross profit for the year ended December 31, 2011 decreased $15.1 million, or 83% from 2010, as messaging license sales declined and were a lower portion of the revenue mix.

Operating Expenses

Research and Development Expense:

			2012 vs. 2011				2011 vs. 2010
($ in millions)	2012	2011	$		%	2010	$	%
Research and development expense	$36.6	$37.1		$(0.5)	(1)%	$30.1	$7.0	23%
Percent of revenue	8%	9%				8%

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

We incur R&D expense for software mainly used by commercial network operators and government customers. Throughout the reporting periods our R&D efforts were primarily focused on wireless location Voice over IP E9-1-1 and Next Generation 9-1-1, secure satellite-based communication technology for government customers and applications for network operators, telematics supply chain and network security. We continually assess our spending on R&D to ensure resources are focused on technology that is expected to achieve the highest level of success.

R&D expense decreased $0.5 million, or 1% in 2012 from 2011 as a result of some developers working on custom development efforts (reported as cost of revenue) as well as some reduction in headcount. R&D expense increased $7.0 million, or 23% in 2011 from 2010, primarily as a result of increased expenditures to improve location-based application and 9-1-1 software, tactical and cellular communication solutions.

Our R&D expenditures and acquisitions have yielded a portfolio of more than 260 patents, and more than 350 patent applications are pending, primarily for wireless messaging and location technology. During 2012 we began a systematic program of monetizing this portfolio through patent and license sales and other arrangements with partners and licensees.

Sales and Marketing Expense:

			2012 vs. 2011			2011 vs. 2010
($ in millions)	2012	2011	$	%	2010	$	%
Sales and marketing expense	$30.8	$29.4	$1.4	5%	$23.9	$5.5	23%
Percent of revenue	6%	7%			6%

Our sales and marketing expenses include fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences including our annual SwiftLink Users Forum. We sell our solutions through our direct sales force and through indirect channels. We leverage our relationships with network operators including AT&T and CenturyLink, and original equipment manufacturers including Alcatel-Lucent and Huawei, to market our solutions. We sell our products and services to agencies and departments of the U.S. Government primarily through direct sales professionals. Sales and marketing costs increased $1.4 million, or 5% in 2012 over 2011 and increased $5.5 million, or 23% in 2011 compared to 2010 due to additions of direct sales and marketing personnel, expanded participation in key trade events. The increased expense in 2011 over 2010 also includes an incremental $2 million of costs associated with the Trident operations acquired in 2011.

General and Administrative Expense:

			2012 vs. 2011			2011 vs. 2010
($ in millions)	2012	2011	$	%	2010	$	%
General and administrative expense	$54.3	$46.2	$8.1	18%	$37.2	$9.0	24%
Percent of revenue	11%	11%			10%

General and administrative expense primarily represents management, finance, legal (including intellectual property management), human resources and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. General and administrative expenses increased $8.1 million, or 18% in 2012 over 2011 mainly due to legal and professional costs associated with the protection and monetization of intellectual property, accruals for variable compensation, incremental overhead and other operating costs, and transaction expenses associated with the microDATA acquisition. General and administrative expenses increased $9.0 million, or 24% in 2011 over 2010 due to $4.8 million of incremental costs associated with the Trident operations, legal and professional costs associated with the protection and monetization of intellectual property, and higher variable compensation cost.

Depreciation and Amortization of Property and Equipment:

			2012 vs. 2011			2011 vs. 2010
($ in millions)	2012	2011	$	%	2010	$	%
Depreciation and amortization of property and equipment	$14.2	$12.1	$2.1	17%	$9.7	$2.4	25%
Average gross cost of property and equipment	$117.3	$104.6	$12.7	12%	$81.9	$22.7	28%

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements, as well as amortization of capitalized software developed for internal use, including hosted applications. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets, generally five years for furniture, fixtures, and leasehold improvements, and three to seven years for other types of assets including computers, software, and telephone equipment. Depreciation expense has increased year-over-year as a result of cumulative capital expenditures made over time. Our depreciable asset base increased $12.7 million, or 12% in 2012 primarily as a result of about $23 million of capital spending, and the microDATA purchase, offset by the $13 million impairment related to our Navigation report unit. Our depreciable asset base increased in 2011 as a result of additions to property and equipment through the Trident acquisition and about $26 million of capital spending.

Amortization of Acquired Intangible Assets:

			2012 vs. 2011			2011 vs. 2010
($ in millions)	2012	2011	$	%	2010	$	%
Amortization of acquired intangible assets	$4.4	$5.5	$(1.1)	(20)%	$4.7	$0.8	17%

The amortization of acquired intangible assets relates to our 2012 the microDATA purchase, 2011 Trident acquisition, the 2009 LocationLogic, Networks In Motion, Solvern, and Sidereal acquisitions and the 2004 Kivera acquisition. These assets are being amortized over their estimated useful lives of between four and nineteen years. Amortization of acquired intangibles decreased $1.1 million, or 20% in 2012 from 2011 as a result of the lower accounting basis for amortization after the 2012 write-down of the acquired Navigation reporting unit intangibles (see Note 9), partly offset by the additional amortization resulting from the 2012 acquisition of microDATA. The expense in 2011 increased $0.8 million, or 17% over 2010 due to the additional amortization of the customer lists and technology acquired with Trident.

Interest and Financing Expense:

			2012 vs. 2011				2011 vs. 2010
($ in millions)	2012	2011	$	%		2010	$	%
Interest expense incurred on bank and other notes payable	$2.1	$1.9	$0.2	11%		$4.0	$ (2.1)	(53%	)
Interest expense incurred on 4.5% convertible notes financing	4.7	4.7	—	—		4.6	0.1	2%
Interest expense incurred on capital lease obligations	0.6	0.9	(0.3)	(33%	)	0.8	0.1	13%
Amortization of deferred financing fees	0.8	0.8	—	—		0.8	—	—
Less: capitalized interest	(0.1)	(0.2)	0.1	50%		(0.2)	—	—

Total Interest and financing expense	$8.1	$8.1	$—	—		$10.0	$(1.9)	(19%	)

Interest expense is incurred under our bank and other notes payable, convertible notes financing, and capital lease obligations. Financing expense reflects amortization of deferred up-front financing expenditures at the time of contracting for financing arrangements, which are being amortized over the term of the note or the life of the facility.

Interest and financing expense was the same in 2012 compared to 2011. Our interest and financing expense was lower in 2011 than 2010 mainly due to $19 million of debt principal reduction, including the final $10 million of payments on the NIM acquisition notes and reduced average bank debt principal.

On July 6, 2012 our bank term loan and revolving credit facility was amended. Interest on our term loan was reduced to a floating per annum rate equal to three quarters of a percentage point (0.75%) above the bank’s prime rate (3.25% at December 31, 2012.) See “Liquidity and Capital Resources” for additional details. Prior to the amendment the interest rate was 0.5% plus the greater of (i) 4% or (ii) the bank’s prime rate.

Effective on July 6, 2012, interest on any borrowings under our line of credit arrangement is 0.5% above the prime rate. Prior to the amendment the interest rate was at the greater of (i) 4% per annum, or (ii) the bank’s prime rate. At December 31, 2012 we had $6.0 million of borrowings under the line and approximately $25.4 million of availability. Interest and fees on our line of credit in 2012, 2011, and 2010 were de minimis.

On November 10, 2009, we sold $103.5 million of 4.5% convertible senior notes due 2014, see Note 12. Interest on the Notes is payable semiannually on November 1 and May 1 of each year, beginning May 1, 2010. The notes will mature and convert on November 1, 2014, unless previously converted in accordance with their terms.

On July 6, 2012, we issued $14.3 million in promissory notes to sellers as part of the consideration for the acquisition of microDATA. The promissory notes bear simple interest at 6% and are due in two installments: $7.5 million plus interest due June 30, 2013 and $6.8 million, less adjustments for post-closing indemnifications up to $2.0 million, plus interest due June 30, 2014.

In December 2009, we issued $40.0 million in promissory notes as part of the consideration paid for the acquisition of Networks In Motion (“NIM”). The NIM promissory notes were paid in full in three installments, with final installment paid on December 15, 2011.

Our capital lease obligations include interest at various stated rates averaging about 6% per annum. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year.

Gain on early retirement of debt

			2012 vs. 2011			2011 vs. 2010
($ in millions)	2012	2011	$	%	2010	$	%
Gain on early retirement of debt	$(0.4)	$—	$(0.4)	(100%)	$—	$—	$—

On November 10, 2009, we sold $103.5 million aggregate principal amount of 4.5% Convertible Senior Notes due 2014, see Note 12. During the fourth quarter of 2012, we repurchased, in accordance with its terms, and retired $10 million of the outstanding Notes, plus accrued and unpaid interest. We recorded a $0.4 million gain on this retirement of debt. The consideration paid for the repurchased notes was funded by our operations.

Other Income (Expense), Net

			2012 vs. 2011			2011 vs. 2010
($ in millions)	2012	2011	$	%	2010	$	%
Foreign currency translation/ transaction (loss) gain	$(0.1)	$(0.1)	$—	NM	$—	$(0.1)	NM
Miscellaneous other (expense) income	0.1	(0.3)	0.4	(133%)	1.6	(1.9)	(119%)

Total Other income (expense), net	$—	$(0.4)	0.4	100%	$1.6	(2.0)	(125%)

Other income (expense), net, includes adjustments to the estimated payments under earn-out arrangements that were part of the consideration for two 2009 acquisitions, as well as interest income, realized gain or loss on disposals of property and equipment, realized gain or loss on investment accounts and foreign currency transaction gain or loss, which is dependent on exchange rate fluctuations. Other income (expense), net also includes the effects of foreign currency revaluation on our cash, receivables, and deferred revenues that are stated in currencies other than U.S dollars.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Upon the adoption of ASC 740 on January 1, 2007, the estimated value of the Company’s uncertain tax positions was a liability of $2.7 million resulting from unrecognized net tax benefits which did not include interest and penalties and increased to $3.4 million as of December 31, 2012. The Company recorded the estimated value of its uncertain tax position by reducing the value of certain tax attributes. The Company would classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the Consolidated Statements of Operations for 2012 and the Consolidated Balance Sheets at December 31, 2012. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. and various state and foreign jurisdictions. As of December 31, 2012, open tax years in the federal and some state jurisdictions date back to 1999, due to the taxing authorities’ ability to adjust operating loss carry forwards.

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

Net Income (loss)

			2012 vs. 2011			2011 vs. 2010
($ in millions)	2012	2011	$	%	2010	$	%
Net income (loss)	$(98.0)	$7.0	$(105.0)	NM	$15.9	$(8.9)	(56%)

Net income (loss) in 2012 was $105.0 million lower in 2012 than in 2011, due mainly to the goodwill and other intangible asset impairment charge. For the year ended December 31, 2011, the Company’s higher revenue and gross profit were offset by higher non-cash charges, research and development, and selling, and general and administrative expenses and other factors discussed above.

Liquidity and Capital Resources

The following table summarizes our comparative statements of cash flow:

($ in millions)	2012	2011	2010
Net cash and cash equivalents provided by/(used in):
Operating activities:
Net income (loss)	$(98.0)	$7.0	$15.9
Non-cash charges	37.0	41.4	34.9
Non-cash impairment of goodwill and long-lived assets	125.7	-	-
Deferred income tax provision	(15.7)	4.4	7.3
Excess tax provision (benefit) from share-based payment arrangements	1.5	(4.7)	-
Net changes in working capital including changes in other assets	(12.6)	(16.4)	15.3

Net operating activities	37.9	31.7	73.4
Investing activities:
Acquisition, net of cash acquired	(20.8)	(16.1)	-
Proceeds from sale and maturity of marketable securities, net	4.0	16.1	(36.7)
Purchases of property and equipment	(22.7)	(26.4)	(28.3)
Capital purchases funded through leases	4.9	5.3	9.0

Purchases of property and equipment, net of assets funded through leases	(17.8)	(21.1)	(19.3)
Capitalized software development costs	(1.9)	(2.4)	(5.7)

Net investing activities	(36.5)	(23.5)	(61.7)
Financing activities:
Payments on long-term debt and capital leases	(55.6)	(25.0)	(41.6)
Proceeds from bank and other debt borrowings	54.5	9.5	10.0
Earn-out payment related to 2009 acquisition	(3.9)	(3.2)	-
Excess tax (provision) benefit from share-based payment arrangements	(1.5)	4.7	-
Other financing activities	0.8	1.5	3.7

Net financing activities	(5.7)	(12.5)	(27.9)
Net change in cash and cash equivalents	$(4.3)	$(4.3)	$(16.2)

Days revenue outstanding in accounts receivable including unbilled receivables	72	71	74

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, borrowings as described in “Financing activities” below, capital leases to fund fixed asset purchases, and issuance of public equity. At December 31, 2012, we had approximately $77 million of total liquidity, including $51.5 million cash and cash equivalents, and marketable securities, and $25.4 million of unused borrowing availability under the bank line of credit.

Sources and uses of cash: At December 31, 2012, our cash and cash equivalents balance was $36.6 million and when added to marketable securities, our total liquid funds were $51.5 million, a decrease of $8.6 million from $60.1 million in 2011. Cash and equivalents plus marketable securities in 2011 decreased $21.4 million from $81.5 million at December 31, 2010.

Operating activities: Cash generated by operations was $37.9 million in 2012 compared to $31.7 million in 2011, up $6.2 million despite higher working capital. Higher year end working capital was mainly due to an increase in accounts receivable relating to the timing of revenue and customer payments under business agreement terms, increased inventory, a decrease in accounts payable and accrued expenses due to timing of vendor payments, partly offset by lower unbilled receivables and deferred revenue due to timing of percentage of completion projects. In 2011, cash generated by operations was $31.7 million, down $41.7 million from $73.4 million in 2010, due mainly to higher year end working capital. The increase in 2011 working capital resulted from an increase in accounts receivable relating to the timing of revenue and customer payments under business agreement terms, as well as an increase in deferred project costs and other current assets and a decrease in a decrease in deferred revenue due to timing of percentage of completion projects. Cash from operations for 2010 included the receipt of $15.7 million for a 2009 patent-related gain, and a reduction in working capital. Cash from operating profits during 2012, 2011, and 2010 has been largely sheltered from income taxes due to the use of loss carry-forwards generated in prior years.

Investing activities: On July 6, 2012, we completed the acquisition of microDATA for approximately $35 million, comprised of $20.8 million in cash at closing, plus $14.3 million in promissory notes and performance-based earn-out opportunities. During 2012, we received net $4 million from the sale and maturity of marketable securities. In 2011, we acquired Trident for $17.2 million, including $1.1 million of cash acquired. During 2011, we received net $16.1 million from the sale and maturity of marketable securities. During the year ended 2010, we invested net $36.7 million in marketable securities.

Fixed asset additions, excluding assets funded by leasing, were approximately $17.8 million, $21.1 million, and $19.3 million for 2012, 2011, and 2010, respectively. Also, investments were made in development of software for resale which had reached the stage of development calling for capitalization, in the amounts of $1.9 million, $2.4 million, and $5.7 million 2012, 2011, and 2010, respectively.

Financing activities: Financing activities for 2012 included an amendment to our loan and security agreement, described under Capital Resources below. We made regularly scheduled payments on bank borrowings and capital leases of $27 million. We also repurchased a portion of our 4.5% convertible notes for $9.6 million and borrowed an additional $9.5 million under our line of credit. In 2012, we also made an earn-out payment of $3.9 million related to a 2009 acquisition. Financing activities for 2011 included $25 million of debt principal payments, including the final $10 million on the NIM promissory notes and $15 million towards the term loan with the our commercial bank and our leasing arrangements partly offset by $9.5 million of funding from our line of credit. Also, in 2011, we made a $3.2 million earn-out payment related to a 2009 acquisition. Financing activities for 2010 included the draw of $10 million of the remaining funds that were available under our $40 million 2009 Term Loan agreement with our commercial banks, and capital leasing, offset by debt principal payments. We paid $30 million on notes payable to the sellers of NIM in 2010. Fixed asset purchases funded through capital leases were $4.9 million, $5.3 million and $9.0 million, respectively, for 2012, 2011, and 2010.

Capital Resources: Effective July 6, 2012, our Loan Agreement was amended (the “Amendment”.) The $35 million revolving Line of Credit (the “Line of Credit”) maximum availability amount was unchanged. The Line of Credit maturity date is June 30, 2014 and accrues interest at a floating per annum rate equal to one-half of one percentage point (0.50%) above the Prime Rate (3.25% at December 31, 2012.) Prior to the Amendment, the interest on the Line of Credit was accrued at the greater of (i) 4% per annum, or (ii) the bank’s prime rate. The principal amount under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly. As of December 31, 2012, there was $6 million outstanding borrowing under the Line of Credit and we had approximately $25.4 million of unused borrowing availability. Borrowings under the Line of Credit at any time are limited to an amount based principally on accounts receivable levels and working capital ratio. The Line of Credit available is also reduced by the amount of letters of credit outstanding and a cash management services sublimit of $3.6 million as of December 31, 2012. The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly.

The amended Loan Agreement provides for a $45 million term loan (the “Term Loan”) replacing our existing $40 million term loan with Silicon Valley Bank (“SVB”), as administrative and collateral agent, on behalf of entities that are parties to the Loan Agreement. On July 6, 2012, we borrowed $45 million under the Term Loan. Approximately $19 of the borrowings under the Term Loan were used to pay off our existing indebtedness under its prior term loan with SVB, including transaction fees associated with the Amendment, and approximately $20 million was used as part of the acquisition of privately-held microDATA.

The principal amount outstanding under the Term Loan is payable as follows: (i) three equal monthly installments of principal of $0.3 million plus monthly payments of accrued interest beginning on July 31, 2012, and (ii) fifty seven equal monthly installments of principal of $0.8 million plus monthly payments of accrued interest beginning October 31, 2012. The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to three-quarters of one percentage point (0.75%) above the Prime Rate. The interest rate payable on our Term Loan prior to the Amendment was half of one percentage point (0.5%) above the Prime Rate. The prior definition of Prime Rate had a 4.0% minimum, and the current definition does not have such a minimum.

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

The Loan Agreement contains customary representations and warranties of the Company and customary events of default. The Loan Agreement also contains covenants that require (i) no material impairment in the perfection or priority of the lender’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Company’s, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to (i) dispose of part of their business, property; (ii) change their business, liquidate or enter into certain extraordinary transactions; (iii) merge, consolidate or acquire stock or property of another entity; (iv) incur indebtedness, other than certain permitted indebtedness; (v) encumber their property; (vi) maintain certain accounts; (vii) pay or make dividends, other distributions or directly or indirectly make certain investments; (viii) enter into material transactions with an affiliate of the Company; (ix) repay indebtedness, (x) amend the terms of subordinated debt; and (xi) permit any subsidiary to maintain assets above a certain amount. As of December 31, 2012, we were in compliance with the covenants related to the Loan Agreement, and we believe that we will continue to comply with these covenants or if our performance does not result in compliance with any of these restrictive covenants, we would seek to modify our financing arrangements. There can be no assurance that lenders would not exercise their rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

On July 6, 2012, we issued $14.3 million in promissory notes as part of the consideration paid for the acquisition of microDATA. The promissory notes bear simple interest at 6% and are due in two installments: $7.5 million plus interest due June 30, 2013 and $6.8 million, less adjustments for post-closing indemnifications up to $2 million, plus interest due June 30, 2014. The promissory notes are effectively subordinated to our structured debt and structurally subordinated to any of our present and future indebtedness and other obligations of our subsidiaries.

On November 10, 2009, we sold $103.5 million of 4.5% Convertible Senior Notes (the “Notes”) due 2014. The Notes are not registered and were offered under Rule 144A of the Securities Act of 1933. Concurrent with the issuance of the Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that are expected to reduce the potential dilution associated with the conversion of the Notes. Holders may convert the Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate is initially be 96.637 shares of Class A common stock per $0.1 (one thousand) principal amount of Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions, described below, is an increase in the effective conversion premium of the Notes to 60% above the November 10th closing price, to $12.74 per share.

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

During the fourth quarter of 2012, we repurchased $10 million of the Notes, plus accrued and unpaid interest and we recorded a gain on the early retirement of $0.4 million gain.

The convertible note hedge was adjusted to reflect the reduced number of outstanding Notes. The convertible note hedge transactions originally covered 10,001,303 shares has adjusted to cover 9,035,563 of shares of Class A common stock. The warrants were not affected by the early conversion of the Notes in 2012. The warrants to purchase in the aggregate 10,001,303 shares of Class A common stock, subject to adjustments, at an exercise price of $12.74 per share of Class A common stock, remain outstanding.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have a Line of Credit arrangement through June 2014, and borrowing capacity available to us under a capital lease facility. Our convertible debt matures in December 2014.We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

As of December 31, 2012, 2011, and 2010, we did not have any material standby letters of credit outstanding.

Contractual Commitments

As of December 31, 2012, our most significant commitments consisted of term debt, non-cancelable operating leases, purchase obligations, obligations under capital leases. Contractual acquisition earn-outs consist of contingent consideration included as part of the purchase price of certain acquisitions. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of December 31, 2012 our commitments consisted of the following:

($ in millions)	Within 12 Months	1-3 Years	3-5 Years	More than 5 Years	Total
4.5% convertible notes obligation	$4.2	$97.7	$—	$—	$101.9
Commercial bank debt	10.8	20.4	14.4	—	45.6
Operating leases	6.6	13.4	2.4	—	22.4
Purchase obligations	9.8	3.6	—	—	13.4
Capital lease obligations	6.3	6.1	0.6	0.1	13.1
Promissory note, adjusted for post-closing indemnifications	8.1	6.7	—	—	14.8
Contractual acquisition earn-outs	0.5	—	—	—	0.5

Total contractual commitments	$46.3	147.9	$17.4	$0.1	$211.7

The preceding table does not reflect unrecognized tax benefits as of year ended 2012 of $3.4 million as the Company is unable to estimate the timing of related future payments. The Company does anticipate the total amounts of unrecognized tax benefits to significantly increase in the next twelve months, see Note 16 to the Consolidated Financial Statements.

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. As discussed above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we have a $35 million line of credit. A hypothetical 100 basis point adverse movement (increase) in the prime rate would have increased our interest expense for the year ended December 31, 2012 by approximately $0.1 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

At December 31, 2012, we had $36.6 million of cash and cash equivalents and $14.9 million of marketable securities, or a total of $51.5 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. Marketable securities consisted of corporate bonds and mortgage and asset backed securities, see Note 5. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have decreased our net income for 2012 by approximately $0.6 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

For the year ended December 31, 2012, we generated $41.8 million of revenue outside the U.S. A majority of our transactions generated outside the U.S. are denominated in U.S. dollars and a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of December 31, 2012, we had approximately $0.4 million of billed and $0.1 million unbilled accounts receivable that would expose us to foreign currency exchange risk. During 2012, our average receivables and deferred revenue subject to foreign currency exchange risk were $0.5 million and $0.2 million, respectively. We recorded an immaterial amount of transaction income on foreign currency denominated receivables and deferred revenue for the year ended December 31, 2012.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012, that are materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TeleCommunication Systems, Inc.

We have audited TeleCommunication Systems Inc. internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TeleCommunication Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TeleCommunication Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TeleCommunication Systems, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of TeleCommunication Systems, Inc. and our report dated March 1, 2013 expressed an unqualified opinion thereon.

Baltimore, Maryland	/s/ Ernst & Young LLP
March 1, 2013

Part III

Item 10. Directors , Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the information captioned “Board of Directors” and “Security Ownership of Certain Beneficial Owners and Management” to be included in the Company’s definitive proxy statement to be filed in connection with the 2013 Annual Meeting of Stockholders, to be held on May 30, 2013 (the “Proxy Statement”).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

TeleCommunication Systems, Inc.

We have audited the accompanying consolidated balance sheets of TeleCommunication Systems, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audit also included the financial statement schedule, listed in the index as Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleCommunication Systems, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TeleCommunication System Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

Baltimore, Maryland	/s/ Ernst & Young LLP
March 1, 2013

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$36,623	$40,898
Marketable securities	14,875	19,232
Accounts receivable, net of allowance of $394 in 2012 and $368 in 2011	83,013	64,716
Unbilled receivables	23,095	31,247
Inventory	11,084	7,143
Deferred tax assets	9,813	8,602
Deferred project costs and other current assets	15,394	16,158

Total current assets	193,897	187,996

Property and equipment, net of accumulated depreciation and amortization of $72,050 in 2012 and $59,736 in 2011	49,270	53,506
Software development costs, net of accumulated amortization of $27,317 in 2012 and $30,012 in 2011	18,929	31,151
Acquired intangible assets, net of accumulated amortization of $9,895 in 2012 and $11,726 in 2011	26,172	31,675
Goodwill	112,450	176,477
Deferred tax assets	6,233	-
Other assets	6,761	8,834

Total assets	$413,712	$489,639

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$37,703	$44,877
Accrued payroll and related liabilities	18,406	16,990
Deferred revenue	26,527	14,358
Current portion of bank borrowings, notes payable, and capital lease obligations	28,657	24,761

Total current liabilities	111,293	100,986
Notes payable and capital lease obligations, less current portion	138,939	125,491
Deferred tax liabilities	-	7,017
Other liabilities	2,378	5,396

Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares - 225,000,000; issued and outstanding shares of 53,037,097 in 2012 and 51,998,089 in 2011	531	521
Class B Common Stock; $0.01 par value:
Authorized shares - 75,000,000; issued and outstanding shares of 5,247,769 in 2012 and 5,347,769 in 2011	52	53
Additional paid-in capital	334,058	325,744
Accumulated other comprehensive income	50	32
Accumulated deficit	(173,589)	(75,601)

Total stockholders’ equity	161,102	250,749

Total liabilities and stockholders’ equity	$413,712	$489,639

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue
Services	$305,118	$303,921	$262,279
Systems	182,266	121,491	126,524

Total revenue	487,384	425,412	388,803
Direct costs of revenue
Direct cost of services revenue	178,317	170,977	152,227
Direct cost of systems revenue	148,860	103,198	98,613

Total direct cost of revenue	327,177	274,175	250,840

Services gross profit	126,801	132,944	110,052
Systems gross profit	33,406	18,293	27,911

Total gross profit	160,207	151,237	137,963
Operating expenses
Research and development expense	36,602	37,098	30,074
Sales and marketing expense	30,753	29,394	23,880
General and administrative expense	54,277	46,218	37,175
Depreciation and amortization of property and equipment	14,245	12,135	9,758
Amortization of acquired intangible assets	4,374	5,535	4,664
Impairment of goodwill and long-lived assets	125,703	-	-

Total operating expenses	265,954	130,380	105,551
Income (loss) from operations	(105,747)	20,857	32,412
Interest expense	(7,383)	(7,283)	(9,225)
Amortization of deferred financing fees	(757)	(798)	(750)
Gain on early retirement of debt	431	-	-
Other income (expense), net	(23)	(360)	1,589

Net income (loss) before income taxes	(113,479)	12,416	24,026
Benefit (provision) for income taxes	15,491	(5,412)	(8,147)

Net income (loss)	$(97,988)	$7,004	$15,879

Net income (loss) per share-basic	$(1.69)	$0.12	$0.30

Net income (loss) per share-diluted	$(1.69)	$0.12	$0.28

Weighted average shares outstanding-basic	57,889	56,722	53,008
Weighted average shares outstanding-diluted	57,889	58,581	56,032

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(97,988)	$7,004	$15,879
Other comprehensive income:
Foreign currency translation adjustments	(7)	1	1
Unrealized gains (loss) on securities
Arising during the period	38	26	27
Reclassification to net income (loss)	(13)	(25)	(10)

Net unrealized gains	25	1	17

Other comprehensive income	18	2	18

Comprehensive income (loss)	$(97,970)	$7,006	$15,897

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at January 1, 2010	$462	$63	$283,733	$12	$(98,484)	$185,786
Options exercised for the purchase of 722,368 shares of Class A Common Stock	7	-	2,379	-	-	2,386
Issuance of 308,790 shares of Class A Common Stock under Employee Stock Purchase Plan	3	-	1,274	-	-	1,277
Issuance of 26,579 Restricted Class A Common	-	-	27	-	-	27
Conversion of 535,000 shares of Class B Common Stock to Class A Common Stock	6	(6)	-	-	-	-
Stock-based compensation expense	-	-	10,172	-	-	10,172
Net unrealized gain on securities and other	-	-	-	18	-	18
Net income	-	-	-	-	15,879	15,879

Balance at December 31, 2010	$478	$57	$297,585	$30	$(82,605)	$215,545
Issuance of 3,000,000 shares of Class A Common Stock in Connection with the acquisition of Trident Space & Defense LLC	30	-	12,240	-	-	12,270
Options exercised for the purchase of 488,337 shares of Class A Common Stock	5	-	422	-	-	427
Issuance of 311,581 shares of Class A Common Stock under Employee Stock Purchase Plan	3	-	1,079	-	-	1,082
Issuance of 54,844 Restricted Class A Common	1	-	-	-	-	1
Conversion of 393,565 shares of Class B Common Stock to Class A Common Stock	4	(4)	-	-	-	-
Stock-based compensation expense	-	-	9,672	-	-	9,672
Excess tax benefit from share-based payment arragements	-	-	4,746	-	-	4,746
Net unrealized gain on securities and other	-	-	-	2	-	2
Net income	-	-	-	-	7,004	7,004

Balance at December 31, 2011	$521	$53	$325,744	$32	$(75,601)	$250,749
Options exercised for the purchase of 54,921 shares of Class A Common Stock	-	-	132	-	-	132
Issuance of 583,034 shares of Class A Common Stock under Employee Stock Purchase Plan	6	-	862	-	-	868
Issuance of 301,053 Restricted Class A Common	3	-	-	-	-	3
Surrender of shares of Restricted Class A Common Stock	-	-	(191)	-	-	(191)
Conversion of 100,000 shares of Class B Common Stock to Class A Common Stock	1	(1)	-	-	-	-
Stock-based compensation expense	-	-	9,021	-	-	9,021
Excess tax provision from share-based payment arragements	-	-	(1,510)	-	-	(1,510)
Net unrealized gain on securities and other	-	-	-	18	-	18
Net income (loss)	-	-	-	-	(97,988)	(97,988)

Balance at December 31, 2012	$531	$52	$334,058	$50	$(173,589)	$161,102

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$(97,988)	$7,004	$15,879
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and long-lived assets	125,703	-	-
Depreciation and amortization of property and equipment	14,245	12,135	9,758
Amortization of capitalized software development costs	7,660	10,771	9,303
Stock-based compensation expense	9,021	9,672	10,172
Amortization of acquired intangible assets	4,374	5,535	4,664
Amortization of investment premiums and accretion of discounts, net	425	931	361
Deferred tax provision (benefit)	(15,691)	4,428	7,291
Excess tax provision (benefit) from share-based payment arrangements	1,510	(4,746)	-
Impairment of marketable securities, capitalized software and other assets	-	-	225
Gain on early retirement of debt	(431)	-	-
Amortization of deferred financing fees	757	798	750
Other non-cash adjustments	968	1,539	(311)
Changes in operating assets and liabilities:
Accounts receivable, net	(16,062)	(10,258)	13,472
Unbilled receivables	8,768	1,111	(8,790)
Inventory	(3,941)	(1,703)	3,891
Deferred project costs and other current assets	1,376	(2,251)	19,093
Other assets	1,316	3,882	(149)
Accounts payable and accrued expenses	(10,441)	779	(12,665)
Accrued payroll and related liabilities	1,063	2,804	(6,351)
Deferred revenue	5,184	(5,893)	8,125
Other liabilities	108	(4,890)	(1,345)

Subtotal - Changes in operating assets and liabilities	(12,629)	(16,419)	15,281

Net cash provided by operating activities	37,924	31,648	73,373

Investing activities:
Acquisitions, net of cash acquired	(20,786)	(16,066)	-
Purchases of property and equipment	(17,761)	(21,090)	(19,329)
Purchases of marketable securities	(6,630)	(24,104)	(38,850)
Proceeds from sale and maturity of marketable securities	10,587	40,250	2,199
Capitalized software development costs	(1,881)	(2,478)	(5,683)

Net cash used in investing activities	(36,471)	(23,488)	(61,663)

Financing activities:
Payments on convertible debt, notes payable, capital lease obligations	(55,664)	(25,024)	(41,579)
Proceeds from bank and other borrowings	54,500	9,500	10,000
Excess tax (provision) benefit from share-based payment arrangements	(1,510)	4,746	-
Earn-out payment related to 2009 acquisition	(3,863)	(3,213)	-
Proceeds from exercise of employee stock options and sale of stock	809	1,509	3,663

Net cash used in financing activities	(5,728)	(12,482)	(27,916)

Net decrease in cash	(4,275)	(4,322)	(16,206)
Cash and cash equivalents at the beginning of the period	40,898	45,220	61,426

Cash and cash equivalents at the end of the period	$36,623	$40,898	$45,220

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share data)

1. Significant Accounting Policies

Description of Business

TeleCommunication Systems, Inc. develops and delivers highly reliable and secure wireless communication technology. While we manage and have historically reported two business segments, digital wireless voice and data communication technology is converging, so that engineers from either segment are increasingly collaborating to address solution needs for customers of the other segment. We report two operating segments, Government (63% of 2012 revenue) and Commercial (37% of 2012 revenue).

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

Commercial Segment: Our hosted and managed services include mobile location-based applications including turn-by-turn navigation, E9-1-1 call routing; that is, customers use our software functionality through connections to and from network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or other metrics. Customers include wireless carrier network operators, Voice over Internet Protocol service providers, state and local governments deploying Next Generation 9-1-1 technology, and automotive industry suppliers. Our commercial services and systems enable wireless carriers to deliver location-based information, internet content, and short text messages to and from wireless phones. We earn carrier software-based revenue through the sale of licenses and intellectual property, deployment and customization fees, and maintenance fees, pricing for which is generally based on the volume of capacity purchased from us by the carrier.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Significant estimates and assumptions in these consolidated financial statements include estimates used in revenue recognition, fair value of business combinations, fair value associated with goodwill, intangible assets and long-lived asset impairment tests, estimated values of software development costs, income taxes and deferred valuation allowances, the fair value of marketable securities and stock based compensation, and legal and contingency fees. Actual results could differ from those estimates.

In 2012, TCS’s Navigation reporting unit’s goodwill and long-lived assets with a carrying value of $164,500 were written down to estimated fair value of $38,797, resulting in an impairment charge of $125,703 to Goodwill, Acquired intangibles, and Long-lived (fixed) assets. The Company engaged a third party valuation firm to assist in the determination of the fair value of goodwill, acquired intangibles, capitalized software, and long-lived assets. The Company utilized a discounted cash flow model to determine the fair value of goodwill and an income approach to determine the fair values of acquired intangibles, capitalized software, and long-lived assets. A summary of the impairment charge is set forth below.

	Carrying Value March 31, 2012	Fair Value June 30, 2012	Total Impairment Charge
Property and Equipment, including capitalized software for internal use	$23,335	$10,348	$12,987
Software development costs	18,767	6,347	12,420
Acquired intangible assets	13,964	—	13,964
Goodwill - Navigation	108,434	22,102	86,332

	$164,500	$38,797	$125,703

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

Marketable Securities. Our marketable securities are classified as available-for-sale. Our primary objectives when investing are to preserve principal, maintain liquidity, and obtain higher yield. Our intent is not specifically to invest and hold securities with longer term maturities. We have the ability and intent, if necessary, to liquidate any of these investments in order to meet our operating needs within the next twelve months. The securities are carried at fair market value based on quoted market price with net unrealized gains and losses in stockholders’ equity as a component of accumulated other comprehensive income. If we determine that a decline in fair value of the marketable securities is other than temporary, a realized loss would be recognized in earnings. Gains or losses on securities sold are based on the specific identification method and are recognized in earnings. We recorded immaterial net gains on the sale and maturity of marketable securities for the years ended December 31, 2012, 2011, and 2010 in Other income (expense), net.

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

Goodwill. Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but instead is evaluated annually for impairment using a discounted cash flow model and other measurements of fair value such as market comparable transactions. The authoritative guidance for the goodwill impairment model includes a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. In the second step, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, would represent the amount of goodwill impairment.

We assess goodwill for impairment in the fourth quarter of each fiscal year, or sooner should there be an indicator of impairment. We periodically analyze whether any such indicators of impairment, such as a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others.

For goodwill impairment testing, we have four reporting units: two Commercial Segment units, Navigation and Other Commercial (which comprises our text messaging and location-based technology businesses, including E9-1-1 call routing); and two Government Segment units, the Government Solutions Group (“GSG”) unit and the Cyber Intelligence unit.

In 2012, we received notice from a significant navigation application customer that it intended to adjust pricing for TCS services. Management considered this to be an indicator that we should evaluate the long-lived assets (including goodwill and other intangible assets) related to the Company’s 2009 acquisition of Networks In Motion, operating as the Company’s Navigation unit, for potential impairment. As a result, we recorded a $125,703 impairment charge was recorded in 2012 for the excess of the carrying value of goodwill, long-lived (fixed) assets including capitalized software for internal use, software development costs and acquired intangibles over the estimated fair value. See Note 9 for additional details. No triggering events occurred with regard to other reporting units, so an interim analysis of other units was not completed.

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

Costs are capitalized when technological feasibility has been established. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. Costs that are capitalized include direct labor and other direct costs. These costs are amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, between three and five years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. Our policies to determine when to capitalize software development costs and how much to amortize in a given period require us to make subjective estimates and judgments. If our software products do not achieve the level of market acceptance that we expect and our future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods. The amortization of capitalized software development costs is recorded as a cost of revenue. Amortization of capitalized software developments costs included in direct costs of services and systems were respectively $2,692 and 4,971 in 2012, $6,901 and $3,870 in 2011, and $6,741 and $2,562 in 2010. The decrease in capitalized software development costs included in services is directly related to the write-down of capitalized software development costs associated with the Navigation reporting unit.

Acquired technology is amortized over the product’s estimated useful life based on the valuation procedures performed at the time of the acquisition. Amortization is calculated using the straight-line method or the revenue curve method, whichever is greater.

We capitalize costs related to software developed or obtained for internal use when management commits to funding the project and the project completes the preliminary project stage. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use.

During 2012, we recognized a software development cost impairment charge of $12,420 after determining that costs related to the Navigation reporting unit were not recoverable based on decreased projected revenues and sales pipeline. No impairment charges were recorded in 2011 and 2010.

Acquired Intangible Assets. Our acquired intangible assets have useful lives of 4 to 19 years, including assets acquired in 2009 and 2012. We are amortizing these assets using the straight-line method. We have not incurred costs to renew or extend the term of acquired intangible assets.

We evaluate acquired intangible assets when events or changes in circumstances indicate that the carrying values of such assets might not be recoverable. Our review of factors present and the resulting appropriate carrying value of our acquired intangible assets are subject to judgments and estimates by management. As a result of the fair value evaluation of the Navigation reporting unit, discussed under “Goodwill” we recorded a $13,964 impairment charge for the excess of the carrying value of acquired intangible assets over the estimated fair value in 2012. No impairment charges were recorded in 2011 and 2010.

Impairment of Long-Lived (Fixed) Assets. The carrying value of long-lived (fixed) assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows that we expect to generate from these assets. If the assets are impaired, we recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair value of the assets using the appropriate valuation technique of market, income or cost approach. Assets to be disposed of are reported at the lower of carrying values or fair values, less estimated costs of disposal.

During 2012, we evaluated recoverability of the Navigation reporting unit long-lived assets by a comparison of the carrying amount of the assets to future undiscounted net cash flows that we expect to generate from these assets. We recorded an impairment charge of $12,987. No impairment charges were recorded in 2011 and 2010.

Deferred Compensation Plan. We have a non-qualified deferred compensation arrangement to fund certain supplemental executive retirement and deferred income plans. Under the terms of the arrangement, the participants may elect to defer the receipt of a portion of their compensation and each participant directs the manner in which their investments are deemed invested. The funds are held by us in a rabbi trust which include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market, and are classified as trading securities. The funds of $690 are included in Other assets and the deferred compensation liability of $394 is included in Other long-term liabilities on the Consolidated Balance Sheets.

Revenue Recognition. We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) the fee is probable of collection.

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

We allocate the fees in a multi-element arrangement to each element based on the relative fair value of each element, using vendor-specific objective evidence (“VSOE”) of the fair value of each of the elements, if available. VSOE is generally determined based on the price charged when an element is sold separately. In the absence of VSOE of fair value, the fee is allocated among each element based on third-party evidence (“TPE”) of fair value, which is determined based on competitor pricing for similar deliverables when sold separately. When we are unable to establish fair value using VSOE or TPE, we use estimated selling price (“ESP”) to allocate value to each element. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold separately. We determine ESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape, and pricing practices.

Fees from the development and implementation of custom systems are generally performed under time and materials and fixed fee contracts. Revenue is recognized under time and materials contracts and cost plus fee contracts as billable costs are incurred. Fixed-price product delivery contracts are accounted for using the percentage-of-completion or proportional performance method, measured either by total costs incurred as a percentage of total estimated costs at the completion of the contract, or direct labor costs incurred compared to estimated total direct labor costs for projects for which third-party hardware represents a significant portion of the total estimated costs. These contracts generally allow for monthly billing or billing upon achieving certain specified milestones. Any estimated losses under long-term contracts are recognized in their entirety at the date that it becomes probable of occurring. Revenue from hardware sales to monthly subscriber customers is recognized as systems revenue. We have contracts and purchase orders where revenue is recognized at the time products or services are delivered, or when the product is shipped and the risk of the loss is transferred to the buyer, net of discounts.

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

Revenue generated from our intellectual property consists of patent infringement liabilities, upfront and non-refundable license fees, royalty fees, and sales of our patents. Revenue from upfront and non-refundable payments is recognized when the arrangement is executed. When patent licensing arrangements include royalties for future sales of products using our licensed patented technology, revenue is recognized when earned during the applicable period. Due to the nature of some of the agreements it may be difficult to establish VSOE of separate elements of an agreement, in these circumstances the appropriate recognition of revenue may require the use of judgment based on the particular facts and circumstances. In all cases, revenue from the licensing of our intellectual property is recognized when all of four of the revenue recognition criteria are met, and included in Commercial systems revenue.

When a customer is billed or we receive payment and we have not met all of the criteria for revenue recognition, the billed or paid amount is recorded as deferred revenue on our consolidated balance sheet. As the revenue recognition criteria are met, the deferred amounts are recognized as revenue. We defer direct project costs incurred in certain situations as dictated by authoritative accounting literature. We classify deferred revenue and deferred project costs on the consolidated balance sheet as either current or long-term depending on the expected product delivery dates or service coverage periods. Long-term deferred revenue is included in other liabilities and long-term deferred project costs are included in other assets on our Consolidated Balance Sheets.

Under our contracts with the U.S. Government for both systems and services, contract costs, including the allocated indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. We record revenue under these contracts at estimated net realizable amounts.

Advertising Costs. Advertising costs are expensed as incurred. Advertising expense totaled $69, $128, and $124, for the years ended December 31, 2012, 2011, and 2010, respectively.

Capitalized Interest. Total interest incurred, including amortization of deferred financing fees, was $8,278, $8,249, and $10,178 for the years ended December 31, 2012, 2011, and 2010, respectively. Approximately $138, $168, and $203 of total interest incurred was capitalized as a component of software development costs during the year ended December 31, 2012, 2011, and 2010 respectively.

Stock-Based Compensation. We have two stock-based employee compensation plans, which are described more fully in Note 18. Both the incentive stock option plan and the employee stock purchase plan are considered equity plans. The fair value of stock option grants are estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the requisite service period of the options, which is generally three to five years. The employee stock purchase plan gives all employees an opportunity to purchase shares of our Class A common stock at a discount of 15% of the fair market value.

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

We recognize the benefits of tax positions in the financial statements if such positions are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, based on management’s judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. At December 31, 2012, we had unrecognized tax benefits totaling approximately $3,446. The determination of these unrecognized amounts requires significant judgments and interpretation of complex tax laws. Different judgments or interpretations could result in material changes to the amount of unrecognized tax benefits.

Other Comprehensive Income. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under GAAP are included as a component of shareholders’ equity but are excluded from net income.

Other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale.

Fair Value of Financial Instruments. We apply valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost) and uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our major categories of financial assets and liabilities subject to fair value measurements, including cash and cash equivalents and marketable securities that are held as available-for-sale, are measured on a recurring basis. Certain assets and liabilities, including long-lived assets, intangible assets and goodwill, are measured at fair value on a non-recurring basis. Additional disclosures regarding our fair value measurements are included in Note 15.

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

2. Acquisitions

On July 6, 2012, we acquired all of the outstanding shares of privately-held microDATA, GIS. Inc. (“microDATA”), in accordance with a Purchase and Sale Agreement. The microDATA acquisition was accounted for using the acquisition method; accordingly, the total purchase price was allocated to the acquired assets and assumed liabilities based on management’s preliminary valuation of the fair values as of July 6, 2012. microDATA’s operating results are reflected in the consolidated financial statements and are integrated into the Commercial Segment.

The purchase price was $35,544 comprised of $20,786 in cash, net of cash acquired, and $14,250 in promissory notes, and performance-based earn-out opportunities. The acquisition cash was funded by incremental bank debt; see Note 12. The total purchase price has been allocated based on the estimated fair value of the acquired tangible and intangible assets and assumed liabilities, with the excess of the purchase price over the assets acquired and liabilities assumed being allocated to goodwill. The weighted average amortization period for the other intangibles is 6.5 years. The valuation has resulted in $22,032 of goodwill, which will be deductible for tax purposes over 15 years.

microDATA is a leading provider of Next Generation 9-1-1 software and solutions. Its technology and expertise is expected to enhance our end-to-end public safety communications business with expanded Geographical Information Systems emergency services information network software and additional Public Safety Answering Point-based customer premise equipment software.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Accounts receivable	$2,190
Other current assets	1,228
Deferred tax asset	553
Property and equipment	175
Acquired intangible assets	12,834
Software development costs	5,969
Accounts payable and accrued expenses	(2,099)
Accrued payroll and related liabilities	(353)
Deferred revenue	(6,985)

Total net assets	13,512
Goodwill	22,032

Total estimated purchase price	$35,544

The Consolidated Balance Sheets as of December 31, 2012 reflect this preliminary allocation. We are completing analysis of the fair value of the identifiable intangible assets, as well as consideration of the deferred taxes acquired in the acquisition. The analysis will be finalized in a timely manner, not to exceed 12 months from the acquisition date. The microDATA operations have been included in our consolidated results of operations since the acquisition date of July 6, 2012. The pro forma state of operations information is omitted because the acquisition of the outstanding shares of microDATA did not have a significant impact on our results of operations or income (loss) per share attributable to common stockholders.

Effective January 31, 2011, we completed our acquisition of the outstanding ownership units of Trident Space & Defense, LLC (“Trident”.) The Trident acquisition was accounted for using the acquisition method; accordingly, the total purchase price was allocated to the acquired assets and assumed liabilities based on management’s preliminary determination of the fair values as of January 31, 2011.

The purchase price was $29,460, comprised of $17,190 paid in cash and 3,000 Class A common shares valued at $12,270. The total purchase price was allocated based on the estimated fair value of the acquired tangible and intangible assets and assumed liabilities, with the excess of the purchase price over the assets acquired and liabilities assumed being allocated to goodwill. The weighted average amortization period for the acquired intangible assets is 9.6 years. The valuation has resulted in the recognition of $17,607 of goodwill, which will be deductible for tax purposes.

3. Income Per Share

Basic income per share is based upon the average number of shares of common stock outstanding during the period. Stock options and restricted stock to purchase approximately 23,500, 9,500, and 6,000 shares were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive for 2012, 2011, and 2010, respectively.

For 2012, 2011, and 2010, shares issuable upon conversion of convertible debt were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. Concurrent with the issuance of the convertible notes we entered into convertible note hedge and warrant transactions. If the Company’s share price is greater than the warrant exercise price of $12.74 per share for any period presented, the warrants would be dilutive to the Company’s earnings per share. The convertible note hedge is excluded from the calculation of diluted earnings per share as the impact is always considered anti-dilutive since the call option would be exercised by us when the exercise price is lower than the market price. For the years ended December 31, 2012, 2011, and 2010, the Company’s share price was less than the warrant exercise price of $12.74, therefore no value was assigned to the warrants in the table below because the effect of their inclusion would have been anti-dilutive.

These potentially dilutive securities consist of stock options, and restricted stock, discussed in Notes 1 and 18, using the treasury-stock method and from convertible notes as discussed in Note 12, using the “if converted” method.

The following table summarizes the computations of basic and diluted earnings per share for the years ended December 31:

	2012	2011	2010
Numerator:
Net income (loss), basic and diluted	$(97,988)	$7,004	$15,879

Denominator:
Total basic weighted-average common shares outstanding	57,889	56,722	53,008
Net effect of dilutive stock options based on treasury stock method	—	1,859	3,024

Adjusted weighted average diluted shares	57,889	58,581	56,032

Net income (loss) per share - basic	$(1.69)	$0.12	$0.30

Net income (loss) per share-diluted	$(1.69)	$0.12	$0.28

4. Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $4,930, $5,276, and $9,031 during the years ended December 31, 2012, 2011, and 2010, respectively.

Interest paid totaled $6,366, $6,675, and $8,627 during the years ended December 31, 2012, 2011, and 2010, respectively.

Income taxes and estimated state income taxes paid totaled $1,248, $491, and $3,137 during the years ended December 31, 2012, 2011, and 2010, respectively.

5. Marketable Securities

The following is a summary of available-for-sale marketable securities at December 31, 2012:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$13,102	$42	$(3)	$13,141
Mortgage-backed and asset-backed securities	1,732	3	(1)	1,734

Total marketable securities	$14,834	$45	$(4)	$14,875

The following table summarizes the original cost and estimated fair value of available-for-sale marketable securities by contractual maturity at December 31, 2012:

	Original
	Cost	Fair Value
Due within 1 year or less	$7,567	$7,251
Due within 1-2 years	3,626	3,557
Due within 2-3 years	4,075	4,067

	$15,268	$14,875

The following is a summary of available-for-sale marketable securities at December 31, 2011:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$16,114	$44	$(20)	$16,138
Mortgage-backed and asset-backed securities	2,101	—	(6)	2,095
Agency bonds	1,000	—	(1)	999

Total marketable securities	$19,215	$44	$(27)	$19,232

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

7. Inventory

Inventory consisted of the following at December 31:

	2012	2011
Component parts	$8,018	$5,895
Finished good	3,066	1,248

Total inventory	$11,084	$7,143

8. Property and Equipment

Property and equipment consisted of the following at December 31:

	2012	2011
Computer equipment	$59,393	$53,737
Computer software	49,088	46,884
Furniture and fixtures	3,457	3,379
Leasehold improvements	8,265	8,135
Land	1,000	1,000
Vehicles	117	107

Total property and equipment at cost	121,320	113,242
Less: accumulated depreciation and amortization	(72,050)	(59,736)

Net property and equipment	$49,270	$53,506

Carrying value of property and equipment (fixed assets) is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable.

In 2012, we evaluated recoverability of the assets related to the Navigation reporting unit by a comparison of the carrying amount of the assets to future undiscounted net cash flows that we expect to generate from these assets. We recognized a fixed asset impairment of $12,987.

9. Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development costs consisted of the following:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired intangible assets:
Customer lists and other	$34,733	$9,115	$25,618	$21,899	$5,596	$16,303
Customer relationships	—	—	—	20,138	5,502	14,636
Trademarks and patents	1,334	780	554	1,364	628	736

Total acquired intangible assets	$36,067	$9,895	$26,172	$43,401	$11,726	$31,675

Software development costs	$46,246	$27,317	$18,929	$61,163	$30,012	$31,151

Total acquired intangible assets and software dev. costs	$82,313	$37,212	$45,101	$104,564	$41,738	$62,826

Estimated future amortization expense:
Year ending December 31, 2013	$11,455
Year ending December 31, 2014	8,269
Year ending December 31, 2015	6,853
Year ending December 31, 2016	5,937
Year ending December 31, 2017	4,136
Thereafter	8,451

$45,101

The weighted average amortization period for customer lists and other is 8.1 years, customer relationships is 7.5 years, trademarks and patents is 7.5 years, and acquired technology included in software development costs is 5 years.

Acquired intangibles

Acquired intangible assets include an additional $12,834 in 2012 due to the microDATA acquisition of customer lists and are being amortized on a straight line basis over their estimated useful lives of 7.5 years. Preliminary gross carrying amounts of acquired intangibles have been adjusted within 12 months from the acquisition date during 2012 as a result of information not initially available when recording the purchase accounting. As a result of the fair value evaluation of the Navigation reporting unit during 2012, we recorded a $13,964 impairment charge for the excess of the carrying value of acquired intangible assets over the estimated fair value.

Capitalized software development costs

For 2012, 2011, and 2010 we capitalized $1,890, $2,497, and $5,681, respectively, of software development costs for software projects after the point of technological feasibility had been reached but before the products were available for general release. These costs are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. The capitalized software development costs include an additional $5,969 via the microDATA acquisition and are being amortized on a straight line basis over their estimated five year useful lives. We believe that these capitalized costs will be recoverable from future gross profits generated by these products and services.

We routinely update our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets. During 2012, we recorded an impairment charge of $12,420 after determining certain capitalized software development costs related to the Navigation reporting unit were not recoverable based on decreased projected revenues and sales pipeline.

Goodwill

The balances and changes in amount of goodwill are as follows:

	Commercial Segment	Government Segment	Total
Balance as of December 31, 2010	122,454	36,689	159,143
Goodwill from acquisition of Trident	—	17,334	17,334

Balance as of December 31, 2011	$122,454	$54,023	$176,477
Adjustments to the purchase price allocation for the acquisition of Trident	—	273	273
Goodwill from acquisition of microDATA	22,032	—	22,032
Impairment charge related to the adjusted fair value of the Navigation reporting unit	(86,332)	—	(86,332)

Balance as of December 31, 2012	$58,154	$54,296	$112,450

Adjustments to purchase price allocations are required if new information becomes available prior to the end of the 12-month measurement periods.

We assess goodwill for impairment in the fourth quarter of each fiscal year, or sooner should there be an indicator of impairment. We periodically analyzes whether any such indicators of impairment exist. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others.

For goodwill impairment testing, we have four reporting units: two Commercial Segment units, Navigation and Other Commercial (which comprises our text messaging and location-based technology businesses, including E9-1-1 call routing); and two Government Segment units, the Government Solutions Group (“GSG”) unit and the Cyber Intelligence unit.

	December 31,	December 31,
	2012	2011
Navigation	$22,102	$108,434
Other Commercial	36,052	14,019
Government Solutions Group	26,141	25,869
Cyber Intelligence	28,155	28,155

Total goodwill	$112,450	$176,477

In 2012, we received notice from a significant navigation application customer that it intended to adjust pricing for TCS services. Management considered this to be an indicator that we should evaluate the long-lived assets (including goodwill and other intangible assets) related to the Company’s 2009 acquisition of Networks In Motion, operating as the Company’s Navigation unit, for potential impairment. No triggering events occurred with regard to other reporting units, so an interim analysis of other units was not completed.

We completed Step 1 of the goodwill impairment testing in 2012 for the Navigation reporting unit using a discounted cash flow (“DCF”) analysis supported by a market comparable approach. The DCF models are based on our updated long-range forecast for Navigation. For years beyond the forecast, our estimated terminal value using a discount rate of 12% and a perpetual cash flow growth rate of 3%. For the market comparable approach, we evaluated comparable company public trading values, using sales multiples. The estimated fair value of the Navigation reporting unit was compared to the carrying amount including goodwill, and the results of the Step 1 goodwill testing indicated a potential impairment.

Accordingly, we proceeded with Step 2 of the impairment test to measure the amount of potential impairment. We allocated the fair value of the Navigation reporting unit to its assets and liabilities as of the date of the impairment analysis. As a result of the analysis described above, an impairment charge was of $86,332 recorded in 2012 for the excess of the carrying value of goodwill over the estimated fair value.

We performed our annual goodwill impairment testing during the fourth quarter of 2012. For all reporting units, we used a market approached based on observable public comparable company multiples. For our Navigation and Cyber Intelligence reporting units, we also used a DCF analysis. Where multiple approaches were used, we may weighted the results from different methods to estimate the reporting unit’s fair value.

Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company multiples for the market comparable approach and the relevant weighting of the methods utilized. The cash flows employed in the DCF analyses were based on our most recent long-range forecast and, for years beyond the forecast, we estimated terminal value based on estimated exit multiples ranging from 6 to 7 times the final forecasted year earnings before interest, taxes, depreciation and amortization. The discount rates used in the DCF analyses were intended to reflect the risks inherent in the future cash flows of the respective reporting units and were approximately 12%. For the market comparable approaches, we evaluated comparable company public trading values, using earnings multiples of earnings before interest, taxes, depreciation and amortization ranging from approximately 6 to 12 times and multiples of revenue ranging from approximately 1 to 2 times.

Our discounted cash flow models are based on our expectation of future market conditions for each of the reporting units, as well as discount rates that would be used by market participants in an arms-length transaction. Future events could cause us to conclude that market conditions have declined or discount rates have increased to the extent that our goodwill could be impaired. It is not possible at this time to determine if any such future impairment charge would result.

There was no indication of any further impairment in any of our reporting units during the 2012 annual testing and accordingly, the second step of the goodwill impairment analysis was not performed. At the time of our annual testing, the fair value of the four reporting units significantly exceeded their carrying value. For fiscal 2011 and 2010, all of our reporting units passed the first step of the goodwill impairment testing, indicating no impairments.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31 were:

	2012	2011
Accounts payable	$15,929	$20,731
Accrued expenses	21,774	24,146

Total accounts payable and accrued expenses	$37,703	$44,877

Accrued expenses consist primarily of costs incurred for which we have not yet been invoiced, accrued sales taxes, and amounts due to our E9-1-1 customers that we have billed and collected from regulating agencies on their behalf under cost recovery arrangements.

11. Line of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. In July 2012, we entered into the Fourth Amendment to the Loan and Security Agreement (the “Amendment”.) No changes were made to the $35,000 amount we could borrow under the revolving line of credit (the “Line of Credit.”) Our potential borrowings under the Line of Credit are reduced by a cash management services sublimit of $3,585 at December 31, 2012.

The Line of Credit maturity date is June 30, 2014. The principal amount outstanding under the Line of Credit is payable prior to or on the maturity date, and interest on the Line of Credit is payable monthly. The principal amount outstanding under the Line of Credit accrues interest at a floating per annum rate equal to the one-half of one percentage point (0.5%) above the prime rate (3.25% at December 31, 2012.) Prior to the Amendment, interest on the Line of Credit payable was at a floating per annum rate equal to the rate which is the greater of (i) 4% per annum, or (ii) the bank’s most recently announced prime rate.

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

As of December 31, 2012 there were $6,000 borrowings on our line of credit, and we had approximately $25,400 of unused borrowing availability. As of December 31, 2011, we had $9,500 of borrowings outstanding under the line of credit and had approximately $24,000 of unused borrowing availability under this line of credit.

12. Long-Term Debt

Long-term debt consisted of:

	December 31, 2012	December 31, 2011
4.5% Convertible notes	$93,500	$103,500
Term loan from commercial banks dated July 6, 2012	41,779	—
Promissory notes payable to microDATA sellers	14,010	—
Term loan from commercial banks paid in full in July 2012	—	23,333

Total long-term debt	149,289	126,833
Less: current portion	(16,784)	(9,333)

Non-current portion of long-term debt	$132,505	$117,500

Aggregate maturities of long-term debt (including interest) at December 31, 2012 are as follows:

2013	$23,141
2014	114,852
2015	10,042
2016	9,671
2017	4,696

Total long-term debt, including interest	$162,402

4.5% Convertible notes

On November 10, 2009, we sold $103,500 of 4.5% Convertible Senior Notes (the “Notes”) due 2014. The Notes are not registered and were offered under Rule 144A of the Securities Act of 1933, as amended. Concurrent with the issuance of the Notes, we entered into convertible note hedge transactions and warrant transactions that are expected to reduce the potential dilution associated with the conversion of the Notes. Holders may convert the Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate will initially be 96.637 shares of Class A common stock per $1 (one thousand) principal amount of Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions is an increase in the effective conversion premium of the Notes to $12.74 per share.

The convertible note hedge and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, which are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. The cost of the convertible note hedge transactions to the Company was approximately $23,800, and was accounted for as an equity transaction in accordance with ASC 815-40, Contracts in Entity’s own Equity. The Company received proceeds of approximately $13,000 related to the sale of the warrants, which has also been classified as equity as the warrants meet the classification criteria under ASC 815-40-25, in which the warrants and the convertible note hedge transactions require settlements in shares and provide the Company with the choice of a net cash or common shares settlement. As the convertible note hedge and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid-in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.

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

During the fourth quarter of 2012, we repurchased $10,000 of the outstanding Notes, plus accrued and unpaid interest. We recorded a $431 gain on this retirement of debt.

The convertible note hedge was adjusted to reflect the reduced number of outstanding Notes. The convertible note hedge transactions originally covered 10,001 shares has adjusted to cover 9,036 of shares of Class A common stock. The warrants were not affected by the early conversion of the Notes in 2012. The warrants to purchase in the aggregate 10,001 shares of Class A common stock, subject to adjustments, at an exercise price of $12.74 per share of Class A common stock, remain outstanding.

Term loan from commercial bank

On July 6, 2012, we entered into the Fourth Amendment to the Loan and Security Agreement. As amended, the Loan Agreement provides for a $45,000 term loan (“Term Loan”) that replaces the previously existing $40,000 term loan with the Silicon Valley Bank, as administrative agent and collateral agent (“SVB”), on behalf of certain entities that are parties to the Loan Agreement. Approximately, $19,400 of the borrowings under the new term loan were used to pay off the existing indebtedness under its prior term loan with SVB, including transaction fees associated with the Amendment, and approximately $20,000 were used as part of the acquisition of microDATA.

The Term Loan maturity date is June 30, 2017, except that if the Company fails to refinance, convert or extend its convertible notes which are scheduled to be paid in November 2014, all amounts due and outstanding on the Term Loan shall be due on June 30, 2014.

The amount outstanding under the Term Loan are payable as follows: (i) commencing with the monthly period ending July 31, 2012, three equal consecutive monthly installments of principal, each in the amount of $300 plus monthly payments of accrued interest and (ii) commencing with the monthly period ending October 31, 2012, fifty-seven equal consecutive monthly installments of principal, each in an amount equal to $774 plus monthly payments of accrued interest. The principal amount outstanding under the Term Loan shall accrue interest at a floating per annum rate equal to three-quarters of one percentage point (0.75%) above the Prime Rate (3.25% at December 31, 2012), which interest shall be payable monthly. The interest rate payable by the Company on the Term Loan prior to the Amendment was to half of one percentage point (0.5%) above the Prime Rate. The prior definition of Prime Rate had a 4% minimum rate, while the current definition does not have such a minimum.

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

The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to (i) dispose part of their business, property; (ii) change their business, liquidate or enter into certain extraordinary transactions; (iii) merge, consolidate or acquire stock or property of another entity; (iv) incur indebtedness, other that certain permitted indebtedness; (v) encumber their property; (vi) maintain certain accounts; (vii) pay or make dividends, other distributions or directly or indirectly make certain investments; (viii) enter into material transactions with an affiliate of the Company; (ix) repay indebtedness, (x) amend the terms of subordinated debt; and (xi) permit any subsidiary to maintain assets above a certain amount. As of December 31, 2012, we were in compliance with the covenants related to the Loan Agreement or if our performance does not result in compliance with any of these restrictive covenants, we would seek to modify our financing arrangements. There can be no assurance that lenders would not exercise their rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

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

Promissory notes payable

On July 6, 2012, we issued $14,250 in promissory notes as part of the consideration paid for our acquisition of microDATA. The promissory notes are due in two installments: $7,500 plus interest due June 30, 2013 and $6,750, less adjustments for post-closing indemnifications up to $2,000, plus interest due June 30, 2014 and bear simple interest at 6%. The promissory notes are effectively subordinated to TCS’s structured debt.

13. Capital Leases

We lease certain equipment under capital leases. Property and equipment included the following amounts for capital leases at December 31:

	2012	2011
Computer equipment	$23,107	$21,706
Computer software	4,302	4,109
Furniture and fixtures	176	143
Leasehold improvements	51	55

Total equipment under capital lease at cost	27,636	26,013
Less: accumulated amortization	(13,529)	(11,948)

Net property and equipment under capital leases	$14,107	$14,065

Capital leases are collateralized by the leased assets. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at December 31, 2012:

2013	$6,346
2014	3,860
2015	2,197
2016	658
2017	6

Total minimum lease payments	13,067
Less: amounts representing interest	(760)

Present value of net minimum lease payments (including current portion of $5,873)	$12,307

14. Common Stock

Our Class A common stockholders are entitled to one vote for each share of stock held for all matters submitted to a vote of stockholders. Our Class B stockholders are entitled to three votes for each share owned.

15. Fair Value of Financial Instruments

Our assets and liabilities subject to fair value measurements and the required disclosures are:

As of December 31, 2012	Fair Value Total	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$36,623	$36,623	$—	$—
Corporate bonds	13,141	13,141	—	—
Mortgage-backed and asset-backed securities	1,734	1,734	—	—

Marketable securities	14,875	14,875	—	—
Deferred compensation plan investments	690	690	—	—

Assets at Fair Value	$52,188	$52,188	$—	$—

Liabilities:
Deferred compensation	$394	$394	$—	$—
Contractual acquisition earn-outs	508	—	—	508

Liabilities at Fair Value	$902	$394	$—	$508

As of December 31, 2011	Fair Value Total	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$40,898	$40,898	$—	$—
Corporate bonds	9,267	9,267	—	—
Mortgage-backed and asset-backed securities	7,001	7,001	—	—
Agency bonds	2,964	2,964	—	—

Marketable securities	19,232	19,232	—	—
Deferred compensation plan investments	657	657	—	—

Assets at Fair Value	$60,787	$60,787	$—	$—

Liabilities:
Deferred compensation	$440	$440	$—	$—
Contractual acquisition earn-outs	3,580	—	—	3,580

Liabilities at Fair Value	$4,020	$440	$—	$3,580

We hold marketable securities that are investment grade and are classified as available-for-sale. The securities include corporate bonds, agency bonds, mortgage and asset backed securities that are carried at fair market value based on quoted market prices; see Note 5.

We hold trading securities as part of a rabbi trust at December 31, 2012 to fund supplemental executive retirement plans and deferred income plans. The funds held are all managed by a third party, and include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market. The related deferred compensation liabilities are valued based on the underlying investment selections in each participant’s account.

The contractual acquisition earn-outs were part of the consideration paid for certain 2009 and the 2012 microDATA acquisitions. The fair value of the earn-outs is based on probability-weighted payouts under different scenarios, discounted using a discount rate commensurate with the risk. The following table provides a summary of the changes in the contractual acquisition earn-outs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended December 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2012	$3,580
Fair value adjustment recognized in earnings	283
Issuances	508
Settlements, net	(3,863)

Balance at December 31, 2012	$508

Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired. Our Navigation reporting unit’s goodwill and long-lived assets with a carrying value of $164,500 at March 31, 2012 were written down to their estimated fair value of $38,797, resulting in an impairment charge of $125,703 in 2012; see Note 9, Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill for further information regarding the valuation inputs.

Long-term debt, excluding leases, consists of borrowings under a commercial bank term loan agreement, 4.5% convertible senior notes, and promissory notes; see Note 12. The long-term debt, excluding leases, is currently reported at the borrowed amount outstanding. At December 31, 2012, the estimated fair value of the long-term debt, excluding leases, was $144,106 versus a carrying value of $149,289. At December 31, 2011, the fair value of long-term debt, excluding leases, approximated its carrying amount of $109,050 versus a carrying value of $126,833. The estimated fair value is based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.

16. Income Taxes

We account for income taxes using the asset and liability approach. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Net deferred tax assets are recorded when it is more likely than not that the tax benefits will be realized.

The provisions (benefits) for income taxes were:

	2012	2011	2010
Current:
Federal	$(82)	$5,924	$317
State	47	512	539

Total current	(35)	6,436	856
Deferred:
Federal	(14,107)	(1,247)	6,795
State	(1,349)	223	496

Total deferred	(15,456)	(1,024)	7,291

Total provision (benefit) for income taxes	$(15,491)	$5,412	$8,147

Deferred tax assets and liabilities at December 31 were:

	2012	2011
Deferred tax assets:
Tax benefit of federal and state net operating loss carryforwards	$4,773	$4,936
Federal and state research and development tax credit carryforwards	7,564	7,214
Stock-based compensation expense	5,945	4,707
Deferred revenue	5,197	6,598
Valuation allowances and accrued expenses	3,034	2,995
Alternative minimum tax credit	2,101	1,806
Identified intangibles accounting	1,785	—
Deferred compensation	275	251
Other	1,386	467

Total deferred tax assets	32,060	28,974

Deferred tax liabilities:
Identifiable intangibles accounting	—	(11,662)
Capitalized software development costs	(12,017)	(9,529)
Depreciation and amortization	(3,269)	(5,493)
Other	(30)	(7)

Total deferred tax liabilities	(15,316)	(26,691)

Net deferred tax asset	16,744	2,283
Valuation allowance for net deferred tax asset	(698)	(698)

Net deferred tax asset	$16,046	$1,585

At December 31, 2012, we had approximately $9,089 of US federal net operating loss carryforwards reflected in deferred tax assets plus $4,230 of net operating loss carryforwards from excess tax benefits related to stock-based compensation which will be recognized as an increase to additional paid in capital once the benefit is realized through a reduction of income taxes payable. Of the total $13,319 loss carryforwords, $9,817 is the remaining net operating loss carryforwards acquired with Xypoint in 2001, usable at the rate of $1,401 per year, and which will begin to expire in 2021. The timing and manner in which we may utilize net operating loss carryforwards and tax credits in future tax years will be limited by the amounts and timing of future taxable income and by the application of the ownership change rules under Section 382 of the Internal Revenue Code.

We have state net operating loss carryforwards available which expire through 2027, utilization of which will be limited in a manner similar to the federal net operating loss carryforwards. At December 31, 2012, we had federal alternative minimum tax credit carryforwards of $2,101, which are available to offset future regular federal taxes. Federal research and development credits of approximately $6,880 will begin to expire in 2019. Federal research and development credits are applicable to 50% of federal taxable income after loss carryforwards have been fully used.

The reconciliations of the reported income tax provision to the amount that would result by applying the U.S. federal statutory rate of 35% to the income for the years ended December 31 as follows:

	2012		2011		2010
Income tax (benefit) at 35% statutory rate	$(39,718)	35.0%	$4,346	35.0%	$8,409	35.0%
Goodwill impairment charge	30,136	(26.6%)	-	-	-	-
Non deductible stock compensation expense	1,849	(1.6%)	2,024	16.3%	2,025	8.4%
Research and development tax credit	(858)	0.8%	(485)	(3.9%)	(2,161)	(9.0%)
Worthless stock deduction	(1,646)	1.5%	-	-	-	-
State income taxes (benefit)	(1,156)	1.0%	424	3.4%	748	3.1%
Original issue discount amortization	(1,678)	1.5%	(1,520)	(12.2%)	(1,377)	(5.7%)
Other	(2,420)	2.1%	623	5.0%	503	2.1%

Income tax (benefit) provision	$(15,491)	13.7%	$5,412	43.6%	$8,147	33.9%

We do not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. We recorded the estimated value of uncertain tax positions by adjusting the value of certain tax assets. The following table summarizes the 2011 and 2012 activity related to the unrecognized tax benefits (excluding interest, penalties and related tax carry forwards):

Balance at December 31, 2010	$2,980
Increases related to prior year tax positions	149
Increases related to current year tax positions	162

Balance at December 31, 2011	3,291
Increases related to prior year tax positions	117
Decreases related to prior year tax positions	(149)
Increases related to current year tax positions	187

Balance at December 31, 2012	$3,446

If the Company’s positions are sustained by the taxing authority in favor of the Company, $3,446 (excluding interest and penalties) of uncertain tax position benefits would favorably impact the effective tax rate. Our policy is to classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the Consolidated Statements of Operations for the year ended December 31, 2012.

We file income tax returns in the U.S. and various state and foreign jurisdictions. As of December 31, 2012, open tax years in the federal and some state jurisdictions date back to 1996, due to the taxing authorities’ ability to adjust operating loss and credit carryforwards.

17. Employee Retirement Plan

We maintain a 401(k) plan covering defined employees who meet established eligibility requirements. Under the provisions of the plan, we may contribute a discretionary match. The plan may also contribute a non-elective contribution. For 2012, we matched 40% of employee deferrals. Our contribution was $2,853, $2,661, and $2,497 for the years ended December 31, 2012, 2011, and 2010, respectively.

18. Stock-based Compensation Plans

We maintain two stock-based compensation plans: a stock incentive plan, and an employee stock purchase plan.

Stock Incentive Plan. We maintain a stock incentive plan that is administered by the Compensation Committee of our Board of Directors. Options granted under the plan vest over periods ranging from one to five years and expire ten years from the date of grant. Under the plans, we may grant certain employees, directors and consultants options to purchase common stock, stock appreciation rights and restricted stock units. Options are rights to purchase our common stock at the fair market value on the date of the grant. Stock appreciation rights are equity settled share-based compensation arrangements whereby the number of shares that will ultimately be issued is based upon the appreciation of our common stock and the number of awards granted to an individual. Restricted stock units are equity settled share-based compensation arrangements of a number of share of our common stock. Restricted stock unit holders do not have voting rights until the restrictions lapse.

We recognize compensation expense net of estimated forfeitures over the requisite service period, which is generally the vesting period of 5 years. We estimate the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of our stock. We estimate forfeitures based on historical experience and the expected term of the options granted are derived from historical data on employee exercises. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. We have not paid and do not anticipate paying dividends in the near future.

A summary of our stock option activity and related information consisted of the following for the years ended December 31 (all share amounts in thousands):

	2012		2011		2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	16,442	$5.16	15,446	$5.42	14,612	$5.32
Granted	3,075	2.39	4,028	4.24	3,057	6.53
Exercised, including 181 exercised through a net share settlement transaction in 2011	(55)	2.47	(488)	2.97	(722)	3.34
Expired	(1,031)	5.05	(510)	7.30	(249)	6.39
Forfeited	(1,209)	4.67	(2,034)	5.32	(1,252)	7.89

Outstanding, end of year	17,222	$4.72	16,442	$5.16	15,446	$5.42

Exercisable, at end of year	10,802	$5.05	9,537	$4.82	8,730	$4.40

Vested and expected to vest, at end of year	16,042	$4.79	15,252	$4.82	14,412	$5.31

Estimated weighted-average grant-date fair value of options granted during the year	$1.30		$2.34		$3.58

Weighted-average remaining contractual life of options outstanding at end of year	6.1 years		6.4 years		6.4 years

Total fair value of options vested during the year	$7,813		$8,328		$12,484

Intrinsic value of options exercised during the year	$15		$800		$2,659

Exercise prices for options outstanding at December 31, 2012 ranged from $1.39 to $9.86 as follows (all share amounts in thousands):

Exercise Prices	Options Outstanding	Weighted-Average Exercise Prices of Options Outstanding	Weighted-Average Remaining Contractual Life of Options Outstanding (years)	Options Vested and Exercisable	Weighted-Average Exercise Prices of Options Vested and Exercisable	Weighted-Average Remaining Contractual Life of Options Vested and Exercisable (years)
$1.39 – $2.18	683	$1.48	8.66	72	$1.98	1.39
$2.20 – $3.47	6,409	$2.77	5.97	3,868	$2.77	3.99
$3.69 – $5.96	4,781	$4.12	6.74	2,615	$3.96	5.65
$6.01 – $9.15	4,544	$7.72	4.97	3,698	$7.61	4.54
$9.37 – $9.86	805	$9.53	6.91	549	$9.52	6.91

Total end of year	17,222			10,802

As of December 31, 2012, the aggregate intrinsic value of options outstanding, vested and exercisable was $592 As of December 31, 2012, we estimate that we will recognize $8,800 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3 years.

Our assumptions in calculating the fair value of our stock options using Black-Scholes our assumptions were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate (%)	1%-1.1%	1%-2.4%	1.4%-2.8%
Volatility (%)	61%-64%	60%-61%	59%-60%
Dividend yield (%)	0%	0%	0%

For 2012, 2011, and 2010, we granted a total of 1,113, 627, and 53, respectively, of restricted shares of Class A Common Stock to directors and certain key executives. We had 1,344, 602, and 27 of non-vested restricted stock outstanding with a weighted-average fair value per share of $3.10, $4.35, and $4.39, respectively, at December 31, 2012, 2011 and 2010. The restrictions expire at the end of one year for directors and expire in annual increments over three years for executives conditional on continued employment. The fair value of the restricted stock on the date of issuance is recognized as non-cash stock based compensation expense over the period over which the restrictions expire. We recognized $1,873, $1,015, and $222 of non-cash stock compensation expense related to these grants for the years ended December 31, 2012, 2011, and 2010, respectively. We expect to record future stock compensation expense of $2,891 as a result of these restricted stock grants that will be recognized over the remaining vesting period.

Employee Stock Purchase Plan. We have an employee stock purchase plan (the Plan) that gives all employees an opportunity to purchase shares of our Class A Common Stock. The Plan allows for the purchase of 2,385 shares of our Class A Common Stock at a discount of 15% of the fair market value. The discount of 15% is calculated based on the average daily share price on either the first or the last day of each quarterly enrollment period, whichever date is more favorable to the employee. Option periods are three months in duration. As of December 31, 2012, 2,384 shares of Class A Common Stock have been issued under the Plan. The Plan will continue until the earlier of termination by the board of directors or the date on which all of the share available for issuance under the plan have been issued. Compensation expense relating to the Employee Stock Purchase Plan was $288, $349, and $225 for the years ended December 31, 2012, 2011 and, 2010, respectively.

As of December 31, 2012, our total shares of Class A Common Stock reserved for future issuance is comprised of:

(in thousands)
Stock incentive plan	5,094
Outstanding stock options	17,222
Convertible notes (see Note 12)	9,036
Note warrant hedge (see Note 12)	10,001
For B to A conversion	5,248
Employee stock purchase plan	—

Total shares restricted for future use	46,601

Non-cash stock based compensation expense was included in the following income statement captions:

	2012	2011	2010
Direct costs of revenue	$6,131	$6,476	$6,397
Research and development expense	1,599	1,873	2,655
Sales and marketing expense	483	501	618
General and administrative expense	808	822	502

Total non-cash stock compensation expense	$9,021	$9,672	$10,172

19. Operating Leases

We lease office space and equipment under non-cancelable operating leases that expire on various dates through 2018. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2012:

2013	$6,639
2014	5,269
2015	4,204
2016	3,884
2017	2,331
Beyond	49

$22,376

Our leases include offices in Annapolis, Maryland under a lease expiring in December 2016, a second facility in Annapolis under a lease expiring in April 2014, office space in Hanover, Maryland expiring August 2017, a facility in Seattle, Washington under a lease expiring in September 2017, and we lease a production facility in Tampa, Florida under a lease expiring in December 2014. The Annapolis facilities are utilized for executive and administrative offices, as well as portions of our Commercial and Government Segments. The Seattle facility is utilized by our Commercial Segment and the Tampa and Hanover facilities are utilized by our Government Segment.

We also lease office space in Aliso Viejo, California under a lease expiring in December 2017, offices in Tianjin, China under a lease expiring January 2014, a facility in Calgary, Alberta, Canada under a lease expiring March 2014, and a facility near Atlanta, Georgia under a lease expiring May 2015. As a result of the 2011 acquisition of Trident, we lease office space in Torrance, California expiring January 2018. As a result of the 2012 acquisition of microDATA, we lease office space in Danville, Vermont expiring July 2014 and office space in Greenwood Village, Colorado expiring May 2013. Future payments on all of our leases are estimated including the minimum future rent escalations, if any, stipulated in the respective agreements.

Rent expense was $7,490, $7,067, and $5,760 for 2012, 2011, and 2010, respectively.

20. Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenue, accounts receivable and unbilled receivables are summarized in the following tables:

Percentage of total revenue for the year ended December 31:
Customer	Segment	2012	2011	2010
U.S. Government agencies and departments	Government	44%	35%	36%
Verizon Wireless (various divisions, directly and through channel)	Commercial	13%	18%	27%
MetroPCS.	Commercial	<10%	10%	<10%

Percentage of receivables (billed and unbilled) as of December 31:
Customer	2012	2011
U.S. Government agencies and departments	35%	34%
Verizon Wireless (various divisions, directly and through channel)	14%	18%

As of December 31, 2012, our total exposure to credit risk from the above customers was $59,806. As of December 31, 2011, our exposure to such risks was $58,338. We did not experience significant losses from amounts due to us by any customers for the year ended December 31, 2012 or 2011.

21. Geographic and Business Segment Information

For 2012, 2011, and 2010, respectively, our revenue includes approximately $41,782, $33,314, and $12,503 of revenue generated from customers outside of the United States.

Our two reporting segments are the Government Segment and the Commercial Segment.

Government Segment: We provide professional services including field support of deployable wireless systems and cybersecurity training to the U.S. Department of Defense and other government and foreign customers. We own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment), and design, furnish, install and operate wireless communication systems and components, including our SwiftLink® deployable communication systems which integrate high speed, satellite, and, internet protocol technology with secure, federal government-approved cryptologic devices.

Commercial Segment: We are one of two leading companies that enable 9-1-1 call routing via cellular, Voice Over Internet Protocol, and next generation technology. Other TCS hosted and managed services include cellular carrier infrastructure for text messaging and location-based platforms and applications, including turn-by-turn navigation and E9-1-1 call routing. Commercial segment customers include wireless carrier network operators, Voice over Internet Protocol (“VoIP”) service providers, wireless device manufacturers, automotive industry suppliers, and state and local governments. The estimated fair value for the Navigation reporting unit with the Commercial Segment was adjusted by $125,703 impairment in 2012. The operating results of the microDATA acquisition are integrated into the Commercial Segment.

Management evaluates segment performance based on gross profit and all revenues reported below are from external customers. The following table sets forth a reconciliation of segment gross profit to net income for the respective periods is also included below:

	Year Ended December 31,
	2012			2011			2010
	Gvmt	Comm.	Total	Gvmt	Comm.	Total	Gvmt	Comm.	Total
Revenue
Services	$146,064	$159,054	$305,118	$129,213	$174,708	$303,921	$93,302	$168,977	$262,279
Systems	158,576	23,690	182,266	105,023	16,468	121,491	93,836	32,688	126,524

Total revenue	304,640	182,744	487,384	234,236	191,176	425,412	187,138	201,665	388,803

Direct costs of revenue
Direct cost of services	107,879	70,438	178,317	89,926	81,051	170,977	66,516	85,711	152,227
Direct cost of systems	133,638	15,222	148,860	89,957	13,241	103,198	84,207	14,406	98,613

Total Direct Costs	241,517	85,660	327,177	179,883	94,292	274,175	150,723	100,117	250,840

Gross profit
Services gross profit	38,185	88,616	126,801	39,287	93,657	132,944	26,786	83,266	110,052
Systems gross profit	24,938	8,468	33,406	15,066	3,227	18,293	9,629	18,282	27,911

Total Gross Profit	$63,123	$97,084	$160,207	$54,353	$96,884	$151,237	$36,415	$101,548	$137,963

	2012	2011	2010
Total segment gross profit	$160,207	$151,237	$137,963
Research and development expense	(36,602)	(37,098)	(30,074)
Sales and marketing expense	(30,753)	(29,394)	(23,880)
General and administrative expense	(54,277)	(46,218)	(37,175)
Depreciation and amortization of property and equipment	(14,245)	(12,135)	(9,758)
Amortization of acquired intangible assets	(4,374)	(5,535)	(4,664)
Impairment of goodwill and long-lived assets	(125,703)	—	—
Interest expense	(7,383)	(7,283)	(9,225)
Amortization of debt issuance expenses	(757)	(798)	(750)
Gain on early retirement of debt	431	—	—
Benefit (provision) for income taxes	15,491	(5,412)	(8,147)
Other income (expense), net	(23)	(360)	1,589

Net income (loss)	$(97,988)	$7,004	$15,879

22. Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for 2012 and 2011. The quarterly information has not been audited, but in our opinion, includes all normal recurring adjustments, which are, in the opinion of the management, necessary for fair statement of the results of the interim periods.

2012 quarters (unaudited)

	First	Second	Third	Fourth
Revenue	$100,035	$114,622	$140,056	$132,671

Gross profit	$34,390	$34,526	$44,126	$47,165

Net income (loss)	$(369)	$(111,117)	$4,179	$9,319

Earnings per share — basic	$(0.01)	$(1.91)	$0.07	$0.16

Earnings per share — diluted[1]	$(0.01)	$(1.91)	$0.07	$0.15

[1]

Shares issuable via the convertible notes are included if dilutive, in which case tax-effected interest expense on the debt is excluded from the determination of earnings per share – diluted. For the third quarter the shares issuable via the convertible notes were dilutive and the tax-effected interest expense of $718 was included in determining earnings per share.

2011 quarters (unaudited)
	First	Second	Third	Fourth
Revenue	$90,366	$100,679	$112,620	$121,747

Gross profit	$36,594	$38,073	$37,306	$39,264

Net income	$2,059	$2,063	$1,841	$1,041

Earnings per share — basic	$0.04	$0.04	$0.03	$0.02

Earnings per share — diluted[1]	$0.04	$0.03	$0.03	$0.02

1 Shares issuable via the convertible notes are included if dilutive, in which case tax-effected interest expense on the debt is excluded from the determination of earnings per share—diluted, for all the periods reported in 2011 the shares issuable via the convertible notes were anti-dilutive and the tax-effected interest expense was excluded in determining earnings per share.

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

Name	Title	Date

/s/ MAURICE B. TOSÉ	Chief Executive Officer, President and	March 1, 2013
Maurice B. Tosé	Chairman of the Board (Principal Executive Officer)

/s/ THOMAS M. BRANDT, JR.	Chief Financial Officer and Senior Vice	March 1, 2013
Thomas M. Brandt, Jr.	President (Principal Financial Officer) and Director

/s/ JAMES M. BETHMANN	Director	March 1, 2013
James M. Bethmann

/s/ JAN C. HULY	Director	March 1, 2013
Jan C. Huly

/s/ A. REZA JAFARI	Director	March 1, 2013
A. Reza Jafari

/s/ JON B. KUTLER	Director	March 1, 2013
Jon B. Kutler

/s/ WELDON H. LATHAM	Director	March 1, 2013
Weldon H. Latham

/s/ RICHARD A. YOUNG	Executive Vice President,	March 1, 2013
Richard A. Young	Chief Operating Officer and Director

EXHIBIT INDEX

Exhibit Numbers	Description

4.1	Amended and Restated Articles of Incorporation. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.2	Second Amended and Restated Bylaws. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.3	Form of Class A Common Stock certificate. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))

4.4	Indenture dated as of November 16, 2009, by and between the Company and The Bank of New York Mellon Trust Company, as Trustee (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.1†	Form of Indemnification Agreement. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))

10.2†	Fourth Amended and Restated 1997 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2004 Annual Meeting of stockholders as filed with the SEC on June 17, 2004 (No. 000-30821))

10.3†	First Amended and Restated Employee Stock Purchase Plan. (Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-136072))

10.4†	401(k) and Profit Sharing Plan of the Company dated January 1, 1999. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51656))

10.5	Deed of Lease by and between Annapolis Partner, LLC and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.6†	Form of Incentive Stock Option Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.7†	Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.8†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.9†	Fifth Amended and Restated 1997 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2007 Annual Meeting of stockholders as filed with the SEC on April 30, 2007 (No. 000-30821))

10.10†	Employment Agreement dated February 1, 2010, by and between the Company and Richard A. Young (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.11†	Employment Agreement dated February 1, 2010, by and between the Company and Thomas M. Brandt, Jr. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.12†	Employment Agreement dated February 1, 2010, by and between the Company and Drew A. Morin (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.13†	Employment Agreement dated February 1, 2010, by and between the Company and Timothy J. Lorello (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.14	Loan and Security Agreement by and between the Company and its principal subsidiaries, Longhorn Acquisition, LLC, Solvern Innovations, Inc., Quasar Acquisition, LLC, and Networks in Motion, Inc., and Silicon Valley Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 7, 2010)

10.15	Agreement and Plan of Merger dated November 25, 2009 by and among the Company, Networks in Motion, Inc., Olympus Merger Sub Inc., and G. Bradford Jones, as Stockholders’ Representative (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 15, 2009)

10.16	Purchase Agreement dated as of November 10, 2009, by and among the Company and Oppenheimer & Co. Inc. and Raymond James & Associates, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.19	Convertible Bond Hedging Transaction Confirmation dated November 10, 2009, by and between the Company and Royal Bank of Canada (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.20	Confirmation of Warrants dated November 10, 2009, by and between the Company and Deutsche Bank AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.21	Confirmation of Warrants dated November 10, 2009, by and between the Company and Société Générale (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.22	Confirmation of Warrants dated November 10, 2009, by and between the Company and Royal Bank of Canada (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.23	Convertible Bond Hedging Transaction Confirmation dated November 11, 2009, by and between the Company and Deutsche Bank AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.24	Convertible Bond Hedging Transaction Confirmation dated November 11, 2009, by and between the Company and Société Générale (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.25	Confirmation of Warrants dated November 11, 2009, by and between the Company and Deutsche Bank AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.26	Confirmation of Warrants dated November 11, 2009, by and between the Company and Société Générale (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.27	Joinder, Assumption and First Amendment to Loan and Security Agreement dated March 4, 2011 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.28†	Amended and Restated Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2010 Annual Meeting of stockholders as filed with the SEC on April 30, 2010 (No. 000-30821))

10.29†	Second Amended and Restated Employee Stock Purchase Plan. (Incorporated by reference to the Company’s definitive proxy statement for its 2010 Annual Meeting of stockholders as filed with the SEC on April 30, 2010 (No. 000-30821)

10.30	Joinder, Assumption and First Amendment to Loan and Security Agreement dated July 6, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2012)

12.1	Supplemental Financial Statement Schedule II

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract, compensatory plans or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.