Form 10-Q
period 2013-03-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2013-05-03
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares outstanding as of April 29, 2013
Class A Common Stock, par value
$0.01 per share	53,587,554
Class B Common Stock, par value
$0.01 per share	5,247,769

Total Common Stock Outstanding	58,835,323

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,872	$36,623
Marketable securities	13,675	14,875
Accounts receivable, net of allowance of $443 in 2013 and $394 in 2012	68,186	83,013
Unbilled receivables	15,245	23,095
Inventory	9,481	11,084
Deferred tax assets	10,612	9,813
Deferred project costs and other current assets	15,777	15,394

Total current assets	176,848	193,897
Property and equipment, net of accumulated depreciation and amortization of $75,435 in 2013 and $72,050 in 2012	48,307	49,270
Software development costs, net of accumulated amortization of $29,071 in 2013 and $27,317 in 2012	18,081	18,929
Acquired intangible assets, net of accumulated amortization of $11,038 in 2013 and $9,895 in 2012	25,029	26,172
Goodwill	112,450	112,450
Deferred tax assets	6,233	6,233
Other assets	6,267	6,761

Total assets	$393,215	$413,712

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$37,019	$37,703
Accrued payroll and related liabilities	9,346	18,406
Deferred revenue	24,603	26,527
Current portion of bank borrowings, notes payable, and capital lease obligations	22,400	28,657

Total current liabilities	93,368	111,293
Notes payable and capital lease obligations, less current portion	135,909	138,939
Other liabilities	1,660	2,378
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares—225,000,000; issued and outstanding shares of 53,552,778 in 2013 and 53,037,097 in 2012	536	531
Class B Common Stock; $0.01 par value:
Authorized shares—75,000,000; issued and outstanding shares of 5,247,769 in 2013 and 5,247,769 in 2012	52	52
Additional paid-in capital	336,068	334,058
Accumulated other comprehensive income	40	50
Accumulated deficit	(174,418)	(173,589)

Total stockholders’ equity	162,278	161,102

Total liabilities and stockholders’ equity	$393,215	$413,712

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue
Services	$73,518	$72,348
Systems	21,276	27,687

Total revenue	94,794	100,035
Direct costs of revenue
Direct cost of services revenue	41,801	44,241
Direct cost of systems revenue	17,512	21,404

Total direct cost of revenue	59,313	65,645

Services gross profit	31,717	28,107
Systems gross profit	3,764	6,283

Total gross profit	35,481	34,390
Operating expenses
Research and development expense	8,526	8,662
Sales and marketing expense	8,049	7,505
General and administrative expense	13,648	12,367
Depreciation and amortization of property and equipment	3,508	3,439
Amortization of acquired intangible assets	1,142	1,374

Total operating expenses	34,873	33,347
Income from operations	608	1,043
Interest expense	(1,844)	(1,642)
Amortization of deferred financing fees	(297)	(188)
Other income (expense), net	(95)	104

Net loss before income taxes	(1,628)	(683)
Income tax benefit	799	314

Net loss	$(829)	$(369)

Net loss per share-basic	$(0.01)	$(0.01)

Net loss per share-diluted	$(0.01)	$(0.01)

Weighted average shares outstanding-basic	58,573	57,572
Weighted average shares outstanding-diluted	58,573	57,572

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Comprehensive Loss

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(829)	$(369)
Other comprehensive loss:
Foreign currency translation adjustments	(7)	—
Unrealized gains (loss) on securities
Arising during the period	(1)	46
Reclassification to net income (loss)	(2)	3

Net unrealized gains (loss)	(3)	49

Other comprehensive income (loss)	(10)	49

Comprehensive loss	$(839)	$(320)

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(829)	$(369)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,508	3,439
Stock-based compensation expense	2,452	2,807
Amortization of capitalized software development costs	1,754	2,798
Amortization of acquired intangible assets	1,142	1,374
Amortization of investment premiums and accretion of discounts, net	60	132
Deferred tax benefit	(799)	(314)
Amortization of deferred financing fees	297	188
Other non-cash adjustments	1,299	1,143
Changes in operating assets and liabilities:
Accounts receivable, net	14,814	6,212
Unbilled receivables	7,850	241
Inventory	1,603	(1,166)
Deferred project costs and other current assets	(383)	864
Other assets	197	963
Accounts payable and accrued expenses	(1,973)	(4,653)
Accrued payroll and related liabilities	(9,060)	(8,549)
Deferred revenue	(1,924)	3,438
Other liabilities	(718)	(1,075)

Subtotal—Changes in operating assets and liabilities	10,406	(3,725)

Net cash provided by operating activities	19,290	7,473
Investing activities:
Purchases of property and equipment	(1,941)	(6,289)
Purchases of marketable securities	(1,625)	(862)
Proceeds from sale and maturity of marketable securities	2,763	2,823
Capitalized software development costs	(898)	(92)

Net cash used in investing activities	(1,701)	(4,420)
Financing activities:
Payments on bank borrowings and capital lease obligations	(9,903)	(13,471)
Proceeds from bank and other borrowings	—	3,500
Payments of tax witholdings on restricted stock	(456)	—
Proceeds from exercise of employee stock options and sale of stock	19	125

Net cash used in financing activities	(10,340)	(9,846)

Net Increase (decrease) in cash	7,249	(6,793)
Cash and cash equivalents at the beginning of the period	36,623	40,898

Cash and cash equivalents at the end of the period	$43,872	$34,105

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(amounts in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2012 Annual Report on Form 10-K. The terms “TCS”, “Company”, “we”, “us” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

Use of Estimates. The preparation of these financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Significant estimates and assumptions in these consolidated financial statements include estimates used in revenue recognition, fair value of business combinations, fair value associated with goodwill, intangible assets and long-lived asset impairment tests, estimated values of software development costs, income taxes and deferred valuation allowances, the fair value of marketable securities and stock based compensation, and legal and contingency fees. Actual results could differ from those estimates.

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

In performing our annual goodwill impairment testing during the fourth quarter of 2012, we used a market approach based on observable public comparable company multiples for all reporting units. For our Navigation and Cyber Intelligence reporting units, we also used a discounted cash flow analysis. Where multiple approaches were used, we may weight the results from different methods to estimate the reporting unit’s fair value. Our discounted cash flow models are based on our expectation of future market conditions for each of the reporting units, as well as discount rates that would be used by market participants in an arms-length transaction. Future events could cause us to conclude that market conditions have declined or discount rates have increased to the extent that our goodwill could be impaired. It is not possible at this time to determine if any such future impairment charge would result.

There was no indication of any further impairment in any of our reporting units during the 2012 annual testing and accordingly, the second step of the goodwill impairment analysis was not performed.

Earnings per share. Basic net income per common share is based upon the average number of shares of common stock outstanding during the period. At March 31, 2013 and 2012, stock options to purchase approximately 15,500 and 17,300 shares, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

At March 31, 2013 and 2012, shares issuable upon conversion of convertible debt were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. Concurrent with the issuance of the convertible notes, we entered into convertible note hedge and warrant transactions. If the Company’s share price is greater than the warrant exercise price of $12.74 per share for any period presented, the warrants would be dilutive to the Company’s earnings per share. The convertible note hedge is excluded from the calculation of diluted earnings per share as the impact is always considered anti-dilutive since the call option would be exercised by us when the exercise price is lower than the market price. At March 31, 2013 and 2012, the Company’s share price was less than the warrant exercise price of $12.74, therefore no value was assigned to the warrants because the effect of their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements.

In February 2013, the FASB amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income including the effect of the reclassification on the related net income line items. This amendment was adopted prospectively effective January 1, 2013.

In March 2013, the FASB amended guidance related to a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. We do not anticipate the adoption of this amendment will have a material impact on our financial statements.

2. Acquisitions

On July 6, 2012, we acquired all of the outstanding shares of privately-held microDATA GIS, Inc. (“microDATA”), in accordance with a Purchase and Sale Agreement. microDATA is a leading provider of Next Generation 9-1-1 software and solutions. Its technology and expertise is expected to enhance our end-to-end public safety communications business with expanded Geographical Information Systems emergency services information network software and additional Public Safety Answering Point-based customer premise equipment software. The microDATA acquisition was accounted for using the acquisition method; accordingly, microDATA’s operating results are reflected in the consolidated financial statements and are integrated into the Commercial Segment.

The purchase price of $35,544 was comprised of $20,786 in cash, net of cash acquired, and $14,250 in promissory notes, and performance-based earn-out opportunities was allocated to the acquired assets and assumed liabilities based on management’s preliminary valuation of the fair values as of July 6, 2012.

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

The Consolidated Balance Sheets as of March 31, 2013 reflect this preliminary allocation. We are completing analysis of the fair value of the identifiable intangible assets, as well as consideration of the deferred taxes acquired in the acquisition. The analysis will be finalized in a timely manner, not to exceed 12 months from the acquisition date. The microDATA operations have been included in our consolidated results of operations since the acquisition date of July 6, 2012. A pro forma statement of operations was omitted because the acquisition of the outstanding shares of microDATA did not have a significant impact on our results of operations or income (loss) per share attributable to common stockholders.

3. Stock-Based Compensation

Restricted Stock

We had 1,498 and 1,285 restricted stock units outstanding at a weighted-average grant date fair value per share of $2.54 and $3.24 as at March 31, 2013 and 2012, respectively. Share-based compensation expense is recognized on a straight line basis, for only those shares expected to vest over the requisite service period of the award, which is generally the vesting over one year for directors and vest in annual increments over three years for executives conditional on continued employment.

Stock Options

We had 18,103 and 17,109 stock options outstanding as at March 31, 2013 and 2012, respectively. During the first quarter of 2013, we granted 1,415 options and had exercises of 9 options. Share-based compensation expense is recognized on a straight line basis, net of any estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally 5 years.

Total Stock-Based Compensation

We recognized total share-based compensation expense of $2,452 and $2,807 in the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and 2012, we had $10,371 and $12,957 of total unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of approximately 3 years, respectively.

4. Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $648 and $1,879 during the three months ended March 31, 2013 and 2012, respectively.

Interest paid totaled $602 and $517 during the three months ended March 31, 2013 and 2012, respectively.

Income taxes and estimated state income taxes paid totaled $198 and $494, respectively, during the three months ended March 31, 2013 and 2012.

5. Marketable Securities

Available-for-sale marketable securities at March 31, 2013 were:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$11,944	$37	$(1)	$11,980
Mortgage-backed and asset-backed securities	1,693	3	(1)	1,695

Total marketable securities	$13,637	$40	$(2)	$13,675

The original cost and estimated fair value of available-for-sale marketable securities by contractual maturity at March 31, 2013 were:

	Original Cost	Fair Value
Due within 1 year or less	$6,648	$6,414
Due within 1-2 years	3,379	2,776
Due within 2-3 years	3,570	4,485

	$13,597	$13,675

Available-for-sale marketable securities at December 31, 2012 were:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$13,102	$42	$(3)	$13,141
Mortgage-backed and asset-backed securities	1,732	3	(1)	1,734

Total marketable securities	$14,834	$45	$(4)	$14,875

The original cost and estimated fair value of available-for-sale marketable securities by contractual maturity at December 31, 2012 were:

	Original Cost	Fair Value
Due within 1 year or less	$7,567	$7,251
Due within 1-2 years	3,626	3,557
Due within 2-3 years	4,075	4,067

	$15,268	$14,875

6. Fair Value Measurements

Our assets and liabilities subject to fair value measurements on a recurring basis and the required disclosures were:

As of March 31, 2013	Fair Value Total	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$43,872	$43,872	$—	$—
Corporate bonds	11,980	11,980	—	—
Mortgage-backed and asset-backed securities	1,695	1,695	—	—

Marketable securities	13,675	13,675	—	—
Deferred compensation plan investments	801	801	—	—

Assets at fair value	$58,348	$58,348	$—	$—

Liabilities:
Contractual acquisition earnouts	$517	$—	$—	$517
Deferred compensation	480	480	—	—

Liabilities at fair value	$997	$480	$—	$517

As of December 31, 2012	Fair Value Total	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$36,623	$36,623	$—	$—
Corporate bonds	13,141	13,141	—	—
Mortgage-backed and asset-backed securities	1,734	1,734	—	—

Marketable securities	14,875	14,875	—	—
Deferred compensation plan investments	690	690	—	—

Assets at Fair Value	$52,188	$52,188	$—	$—

Liabilities:
Deferred compensation	$394	$394	$—	$—
Contractual acquisition earn-outs	508	—	—	508

Liabilities at Fair Value	$902	$394	$—	$508

We hold marketable securities that are investment grade and are classified as available-for-sale. The securities include corporate bonds, and mortgage and asset backed securities that are carried at fair market value based on quoted market prices.

We hold trading securities as part of a rabbi trust to fund supplemental executive retirement plans and deferred income plans. The funds held are all managed by a third party, and include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market. The related deferred compensation liabilities are valued based on the underlying investment selections in each participant’s account.

The contractual acquisition earnouts were part of the consideration paid for the 2012 acquisition of microDATA. The fair value of the earnouts is based on probability-weighted payouts under different scenarios, discounted using a discount rate commensurate with the risk. The following table provides a summary of the changes in the our contractual acquisition earnouts measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2013	$508
Fair value adjustment recognized in earnings	9

Balance at March 31, 2013	$517

Long-term debt, excluding leases, consists of borrowings under a commercial bank term loan agreement and 4.5% convertible senior notes, and promissory notes; see Note 12. The long-term debt, excluding leases, is currently reported at the borrowed amounts outstanding. At March 31, 2013, the estimated fair value of long-term debt, excluding leases, was $141,000 versus a carrying value of $146,935. At March 31, 2012, the estimated fair value of long-term debt, excluding leases, was $115,700 versus a carrying value of $124,500. The estimated fair value is based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.

Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be impaired. For the three months ended March 31, 2013 and 2012, there was no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis.

7. Segment Information

Our two reporting segments are the Commercial and Government Segments.

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

Commercial Segment: We are one of two leading companies that enable 9-1-1 call routing via cellular, Voice over Internet Protocol, and next generation technology. Other TCS hosted and managed services include cellular carrier infrastructure for text messaging and location-based platforms and applications, including turn-by-turn navigation. Commercial segment customers include wireless carrier network operators, Voice over Internet Protocol service providers, wireless device manufacturers, automotive industry suppliers, and state and local governments.

Management evaluates segment performance based on gross profit and all revenues reported below are from external customers. We do not maintain information regarding segment assets. According, asset information by reportable segment is not presented. The following tables sets forth the results of our reportable segments and a reconciliation of segment gross profit to net loss:

	Three Months Ended March 31,
	2013			2012
	Gvmt	Comm.	Total	Gvmt	Comm.	Total
Revenue
Services	$36,095	$37,423	$73,518	$33,313	$39,035	$72,348
Systems	16,744	4,532	21,276	23,525	4,162	27,687

Total revenue	52,839	41,955	94,794	56,838	43,197	100,035

Direct costs of revenue
Direct cost of services	25,415	16,386	41,801	25,211	19,030	44,241
Direct cost of systems	13,925	3,587	17,512	18,355	3,049	21,404

Total direct costs of revenue	39,340	19,973	59,313	43,566	22,079	65,645

Gross profit
Services gross profit	10,680	21,037	31,717	8,102	20,005	28,107
Systems gross profit	2,819	945	3,764	5,170	1,113	6,283

Total gross profit	$13,499	$21,982	$35,481	$13,272	$21,118	$34,390

	Three Months Ended March 31,
	2013	2012
Total segment gross profit	$35,481	$34,390
Research and development expense	(8,526)	(8,662)
Sales and marketing expense	(8,049)	(7,505)
General and administrative expense	(13,648)	(12,367)
Depreciation and amortization of property and equipment	(3,508)	(3,439)
Amortization of acquired intangible assets	(1,142)	(1,374)
Interest expense	(1,844)	(1,642)
Amortization of deferred finance fees	(297)	(188)
Other income (expense), net	(95)	104

Loss before income taxes	(1,628)	(683)
Income tax benefit	799	314

Net loss	$(829)	$(369)

8. Inventory

Inventory consisted of the following:

	March 31, 2013	December 31, 2012
Component parts	$6,752	$8,018
Finished goods	2,729	3,066

Total inventory	$9,481	$11,084

9. Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development costs consisted of the following:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired intangible assets:
Customer lists and other	$34,733	$10,212	$24,521	$34,733	$9,115	$25,618
Trademarks and patents	1,334	826	508	1,334	780	554

Total acquired intangible assets	36,067	11,038	25,029	36,067	9,895	26,172
Software development costs, including acquired technology	47,152	29,071	18,081	46,246	27,317	18,929

Total acquired intangible assets and software dev. costs	$83,219	$40,109	$43,110	$82,313	$37,212	$45,101

Estimated future amortization expense:
Nine-months ending December 31, 2013						$8,801
Year ending December 31, 2014						8,851
Year ending December 31, 2015						7,309
Year ending December 31, 2016						5,869
Year ending December 31, 2017						4,097
Thereafter						8,183

						$43,110

For the three months ended March 31, 2013 and 2012, we capitalized $906 and $1,239, respectively, of software development costs for certain software projects after the point of technological feasibility had been reached but before the software was available for general release. Accordingly, these costs have been capitalized and are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

We routinely update our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.

The carrying amount of goodwill is as follows:

	Commercial Segment	Government Segment	Total
Balance as of March 31, 2013 and December 31, 2012	$58,154	$54,296	$112,450

Adjustments to purchase price allocations are required if new information becomes available prior to the end of the 12-month measurement periods.

10. Concentrations of Credit Risk and Major Customers

The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenue, accounts receivable and unbilled receivables are summarized in the following tables:

Percentage of total revenue for the three months ended March 31:

Customer	Segment	2013	2012
U.S. Government	Government	38%	32%
Customer A	Commercial	14%	16%
Customer B	Commercial	< 10%	10%
Customer C	Commercial	< 10%	< 10%

Percentage of receivables (billed and unbilled) as of March 31:

Customer	Segment	2013	2012
U.S. Government	Government	34%	35%
Customer A	Commercial	16%	16%
Customer B	Commercial	< 10%	<10%
Customer C	Commercial	10%	<10%

11. Line of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. In July 2012, we entered into the Fourth Amendment to the Loan and Security Agreement (the “Amendment”.) No changes were made to the $35,000 amount we could borrow under the revolving line of credit (the “Line of Credit.”) Our potential borrowings under the Line of Credit are reduced by a cash management services sublimit of $3,585 at March 31, 2013.

The Line of Credit maturity date is June 30, 2014. The principal amount outstanding under the Line of Credit is payable prior to or on the maturity date, and interest on the Line of Credit is payable monthly. The principal amount outstanding under the Line of Credit accrues interest at a floating per annum rate equal to one-half of one percentage point (0.5%) above the prime rate (3.25% at March 31, 2013.)

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

As of March 31, 2013, there were no borrowings on our Line of Credit, and we had approximately $31,400 of unused borrowing availability. As of December 31, 2012, we had $6,000 of borrowings outstanding under the Line of Credit and had approximately $25,400 of unused borrowing availability under this Line of Credit.

12. Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
4.5% Convertible notes	$93,500	$93,500
Term loan from commercial bank	39,458	41,779
Promissory notes payable to microDATA sellers	13,977	14,010

Total long-term debt	146,935	149,289
Less: current portion	(16,784)	(16,784)

Non-current portion of long-term debt	$130,151	$132,505

Aggregate maturities of long-term debt (including interest) at March 31, 2013 are as follows:

2013	$20,198
2014	114,819
2015	10,042
2016	9,671
2017	4,696

Total long-term debt, including interest	$159,426

4.5% Convertible notes

On November 16, 2009, we sold $103,500 aggregate principal amount of 4.5% Convertible Senior Notes (the “Original Notes”) due 2014 and during the fourth quarter of 2012, we repurchased $10,000 of the outstanding Original Notes, plus accrued and unpaid interest. On May 2, 2013, we entered into separate, privately-negotiated exchange agreements under which we will retire $50,000 in aggregate principal of the Original Notes, in exchange for issuance of $50,000 in aggregate principal of new 7.75% Convertible Senior Notes due 2018 (the “New Notes”) as set forth in Subsequent Event Note 16.

The Original Notes are not registered and were offered under Rule 144A of the Securities Act of 1933. Concurrent with the issuance of the Original Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that are expected to reduce the potential dilution associated with the conversion of the Original Notes. Holders may convert the Original Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate will initially be 96.637 shares of Class A common stock per $1 (one thousand) principal amount of Original Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions is an increase in the effective conversion premium of the Original Notes to $12.74 per share.

The convertible note hedge and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, which are not part of the terms of the Original Notes and will not affect the holders’ rights under the Original Notes. The cost of the convertible note hedge transactions to the Company was approximately $23,800, and was accounted for as an equity transaction in accordance with ASC 815-40, Contracts in Entity’s own Equity. The Company received proceeds of approximately $13,000 related to the sale of the warrants, which has also been classified as equity as the warrants meet the classification criteria under ASC 815-40-25, in which the warrants and the convertible note hedge transactions require settlements in shares and provide the Company with the choice of a net cash or common shares settlement. As the convertible note hedge and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid-in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.

Interest on the Original Notes is payable semiannually on November 1 and May 1 of each year, beginning May 1, 2010. The Original Notes will mature and convert on November 1, 2014, unless previously converted in accordance with their terms. The Original Notes are TCS’s senior unsecured obligations and rank equally with all of its present and future senior unsecured debt and senior to any future subordinated debt. The Original Notes are structurally subordinate to all present and future debt and other obligations of TCS’s subsidiaries and will be effectively subordinate to all of TCS’s present and future secured debt to the extent of the collateral securing that debt.

During the fourth quarter of 2012, we repurchased $10,000 of the outstanding Original Notes, plus accrued and unpaid interest. The convertible note hedge was adjusted to reflect the reduced number of outstanding Original Notes. The convertible note hedge transactions originally covering 10,001 shares was adjusted to cover 9,036 of shares of Class A common stock. The warrants were not affected by the early conversion of the Original Notes in 2012. The warrants to purchase in the aggregate 10,001 shares of Class A common stock, subject to adjustments, at an exercise price of $12.74 per share of Class A common stock, remain outstanding.

Term loan from commercial bank

On July 6, 2012, we entered into the Fourth Amendment to the Loan and Security Agreement. As amended, the Loan Agreement provides for a $45,000 term loan (“Term Loan”) with the Silicon Valley Bank, as administrative agent and collateral agent (“SVB”), on behalf of certain entities that are parties to the Loan Agreement. Approximately $19,400 of the borrowings under the new term loan were used to pay off the existing indebtedness under its prior term loan with SVB and transaction fees associated with the Amendment, and approximately $20,000 were used as part of the acquisition of microDATA.

The Term Loan maturity date is June 30, 2017, except that if the Company fails to refinance, convert or extend its Original Notes which are scheduled to be paid in November 2014, all amounts due and outstanding on the Term Loan shall be due on June 30, 2014.

The amount outstanding under the Term Loan is payable as follows: (i) commencing with the monthly period ending July 31, 2012, three equal consecutive monthly installments of principal, each in the amount of $300 plus monthly payments of accrued interest and (ii) commencing with the monthly period ending October 31, 2012, fifty-seven equal consecutive monthly installments of principal, each in an amount equal to $774 plus monthly payments of accrued interest. The principal amount outstanding under the Term Loan shall accrue interest at a floating per annum rate equal to three-quarters of one percentage point (0.75%) above the Prime Rate (3.25% at March 31, 2013), which interest shall be payable monthly. The interest rate payable by the Company on the Term Loan prior to the Amendment was half of one percentage point (0.5%) above the Prime Rate.

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

The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to (i) dispose part of their business, property; (ii) change their business, liquidate or enter into certain extraordinary transactions; (iii) merge, consolidate or acquire stock or property of another entity; (iv) incur indebtedness, other that certain permitted indebtedness; (v) encumber their property; (vi) maintain certain accounts; (vii) pay or make dividends, other distributions or directly or indirectly make certain investments; (viii) enter into material transactions with an affiliate of the Company; (ix) repay indebtedness, (x) amend the terms of subordinated debt; and (xi) permit any subsidiary to maintain assets above a certain amount. As of March 31, 2013, we were in compliance with the covenants related to the Loan Agreement. If our future performance does not result in compliance with any of these restrictive covenants, we would seek to modify our financing arrangements. There can be no assurance that lenders would not exercise their rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

Promissory notes payable

On July 6, 2012, we issued $14,250 in promissory notes as part of the consideration paid for our acquisition of microDATA. The promissory notes are due in two installments: $7,500 plus interest due June 30, 2013 and $6,750, less adjustments of $273 as of March 31, 2013 for post-closing indemnifications, up to a maximum of $2,000, plus interest due June 30, 2014 and bear simple interest at 6%. The promissory notes are effectively subordinated to TCS’s structured debt.

13. Capital Leases

We lease certain equipment under capital leases. Capital leases are collateralized by the leased assets. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at March 31, 2013:

2013	$4,741
2014	4,038
2015	2,374
2016	835
2017	57

Total minimum lease payments	12,045
Less: amounts representing interest	(671)

Present value of net minimum lease payments (including current portion of $5,616)	$11,374

14. Income Taxes

The benefit for income taxes for the three months ended March 31, 2013 and 2012, respectively, totaled $799 and $314. The effective tax rate was 49% for the three months ended March 31, 2013.

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

16. Subsequent Event

On May 2, 2013, the Company entered into separate, privately-negotiated exchange agreements with existing noteholders under which it will retire, upon closing of the exchange transactions, $50,000 in aggregate principal of its outstanding 4.5% Convertible Senior Notes due 2014 issued in 2009 (the “Original Notes”) in exchange for its issuance of $50,000 in aggregate principal of new 7.75% Convertible Senior Notes due 2018 (the “New Notes”). The closing of the exchange transactions is expected to occur on May 7, 2013. Following these transactions, $43,500 in aggregate principal amount of the Original Notes will remain outstanding.

The New Notes will be issued pursuant to an indenture, dated as of May 7, 2013 (the “Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”).

The Company offered the New Notes to certain holders of the Original Notes in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Shares of the Company’s Class A common stock, into which the New Notes are convertible, have been reserved for issuance by the Company and will be listed on the Nasdaq Global Select Market.

The New Notes bear interest at a rate of 7.75% per year, payable semiannually in arrears in cash on June 30 and December 30 of each year, beginning on December 30, 2013.

Holders may convert the New Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding June 30, 2018. The conversion rate will initially be 96.637 shares of Class A common stock per $1 (one thousand) principal amount of New Notes, equivalent to an initial conversion price of approximately $10.348 per share of Class A common stock. This is the same conversion rate as the Original Notes.

The Company may redeem some or all of the New Notes at any time on or after June 30, 2014 at the redemption prices set forth in the Indenture plus accrued and unpaid interest to the redemption date. In addition, subject to certain exceptions, holders may require the Company to repurchase, for cash, all or part of their New Notes upon a “fundamental change” (as defined in the Indenture) at a price equal to the purchase prices set forth in the Indenture, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the New Notes then outstanding may declare the entire principal amount of all the New Notes plus accrued interest, if any, to be immediately due and payable.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that indemnification claims should not have a material effect on our results of operations; (b) regarding our expectations with regard to the notes and notes hedge transactions; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months; (d) relating to our backlog; (e) that we believe that capitalized software development costs will be recoverable from future gross profits; (f) regarding our belief that we were in compliance with our loan covenants and that we believe that we will continue to comply with these covenants; (g) regarding our expectations with regard to income tax assumptions and future stock based compensation expenses; (h) regarding our assumptions related to goodwill; (i) that a significant underperformance relative to historical or projected future operating results, significant change in the manner of our use of acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired; (j) relating to our R&D spending; and (k) regarding our reliance on funding by the U.S. government and any decrease in expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified our most critical accounting policies and estimates to be those related to the following:

•	Revenue recognition,

•	Business combinations,

•	Acquired intangible assets,

•	Goodwill,

•	Software development costs,

•	Marketable securities,

•	Stock compensation expense,

•	Income taxes, and

•	Legal and other contingencies

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our 2012 Form 10-K.

Overview

Our business is reported using two business segments: (i) the Government Segment: We provide professional services including field support of deployable wireless systems and cybersecurity training to the U.S. Department of Defense and other government and foreign customers. We own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment), and design, furnish, install and operate wireless communication systems and components, including our SwiftLink® deployable communication systems which integrate high speed, satellite, and, internet protocol technology with secure, federal government-approved cryptologic devices. (ii) the Commercial Segment: We are one of two leading companies that enable 9-1-1 call routing via cellular, Voice Over Internet Protocol (“VoIP”), and next generation technology. Other TCS hosted and managed services include cellular carrier infrastructure for text messaging and location-based platforms and applications, including turn-by-turn navigation and E9-1-1 call routing. Commercial segment customers include wireless carrier network operators, VoIP service providers, wireless device manufacturers, automotive industry suppliers, and state and local governments.

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations. You should read this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with Item 1A “Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K as well as the unaudited interim consolidated financial statements and the notes thereto located elsewhere in this Form 10-Q.

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

The comparability of our operating results in the first quarter of 2013 to the first quarter of 2012 is affected by our 2012 acquisition of microDATA, GSI, Inc. which occurred on July 6, 2012. Where changes in our results of operations from the first quarter of 2013 compared to the first quarter of 2012 are clearly related to this acquisition, such as revenue and increases in amortization of intangibles, we quantify the effects. This acquisition did not result in our entry into a new line of business or product category since it added products and services similar to those provided by our Commercial Segment.

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments:

Government Segment

	Three Months Ended March 31,		2013 vs. 2012
($ in millions)	2013	2012	$	%
Services revenue	$36.1	$33.3	$2.8	8%
Systems Revenue	16.7	23.5	(6.8)	(29%)

Total Government Segment Revenue	52.8	56.8	(4.0)	(7%)
Direct cost of services	25.4	25.2	0.2	1%
Direct cost of systems	13.9	18.3	(4.4)	(24%)

Total Government Segment cost of revenue	39.3	43.5	(4.2)	(10%)
Services gross profit	10.7	8.1	2.6	32%
% of revenue	30%	24%
Systems gross profit	2.8	5.2	(2.4)	(46%)

% of revenue	17%	22%
Total Government Segment gross profit[1]	$13.5	$13.3	$0.2	2%

Segment gross profit as a percentage of revenue	26%	23%

[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements.

The primary customers of this segment are U.S. government agencies such as Department of Defense (“DoD”) and Homeland Security, and the contractors that supply products and services to these government customers. TCS is a prime contractor on several multi-year, multi-billion dollar contracts, some of which are indefinite-delivery, indefinite quantity or IDIQ contracts, through which this segment generates much of its revenue. As a result, we rely on funding by the U.S. government for the programs in which we are involved. These funding levels follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the Executive Branch must propose and Congress must approve funds for a given program each government fiscal year and may significantly change — increase, reduce or eliminate — funding for a program. A decrease in expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue is generated from professional communications engineering and field support, cyber security training, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite, including resale of satellite airtime. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods. Government services revenue increased $2.8 million, or 8% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, as a result of higher volume of field service support work and in-building wireless projects, and higher cyber security training revenue.

Direct cost of government services revenue consists of compensation, benefits and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs increased as a result of the increased volume of services.

Our gross profit from government services increased $2.6 million, or 32% in the first quarter of 2013 compared to the first quarter of 2012, reflecting the higher volume and more favorable margin mix of service business. Government services gross profit was 30% and 24% of government services revenue first quarter of 2013 and 2012, respectively.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from selling secure wireless communication systems, primarily deployable satellite-based and line-of-sight deployable systems, and integration of these systems into customer networks. These are largely variations on our SwiftLink products, which are lightweight, secure, deployable communication kits, sold mainly to units of the U.S. Department of Defense and other federal agencies. Our government systems revenue also includes electronic components. Government systems sales decreased $6.8 million, or 29% in the first quarter of 2013 as compared the first quarter of 2012, due mainly to the timing of shipments of our foreign space program components and our deployable communication systems.

The cost of our government systems revenue consists of purchased system components, compensation and benefits, the costs of third-party contractors, and travel. These costs have varied over the periods as a direct result of changes in volume. These equipment and third-party costs are variable for our different products, so that margins fluctuate between periods based on pricing and product mix.

Our government systems gross profit was $2.4 million, or 46% lower in the first quarter of 2013 than in the first quarter of 2012, on lower sales volume. Government systems gross profit was 17% and 22% of government systems revenue in the first quarter of 2013 and 2012, respectively.

Commercial Segment

	Three Months Ended March 31,		2013 vs. 2012
($ in millions)	2013	2012	$	%
Services revenue	$37.4	$39.0	$(1.6)	(4%)
Systems Revenue	4.6	4.2	0.4	10%

Total Commercial Segment Revenue	42.0	43.2	(1.2)	(3%)
Direct cost of services	16.4	19.0	(2.6)	(14%)
Direct cost of systems	3.6	3.1	0.5	16%

Total Commercial Segment cost of revenue	20.0	22.1	(2.1)	(10%)
Services gross profit	21.0	20.0	1.0	5%
% of revenue	56%	51%
Systems gross profit	1.0	1.1	(0.1)	(9%)

% of revenue	22%	26%
Total Commercial Segment gross profit[1]	$22.0	$21.1	$0.9	4%

Segment gross profit as a percentage of revenue	52%	49%

[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements.

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

Commercial services revenue in the first quarter of 2013 was 4% lower than the first quarter of 2012. Higher revenue from 9-1-1 business, network monitoring, and other professional services revenue over the first quarter of 2012 was offset by lower pricing and volume from navigation application services, mainly due to a wireless carrier navigation application contract change reported in the second quarter of 2012. Commercial services revenue in the first quarter of 2013 includes $0.8 million from the acquired microDATA business.

The direct cost of our services revenue consists primarily of compensation and benefits, licensed location-based application content, network access, data feed and circuit costs for network operation centers and co-location facilities, and equipment and software maintenance. For the three months ended March 31, 2013, the direct cost of commercial services revenue decreased $2.6 million, or 14% compared to the first quarter of 2012, reflecting a decrease in labor and direct costs related to custom development efforts responding to customer requests, and deployment requirements for wireless and VoIP E-9-1-1. The direct cost of services includes amortization of capitalized software development costs of $0.3 million and $1.7 million in each of the three months ended March 31, 2013 and 2012, respectively. The decrease in amortization of capitalized software development costs in the first quarter of 2013 compared to the first quarter of 2012 reflects the write-down of some intangible assets in the second quarter of 2012.

Commercial services gross profit in the first quarter of 2013 was $1.0 million, or 5% higher than in the three months ended March 31, 2012, reflecting the shifts in mix of business between public safety 9-1-1 and carrier-branded wireless applications.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems to wireless carriers and state and local governments incorporating our licensed software for enablement of 9-1-1- call routing and computer-aided responder dispatch, including Next Generation 9-1-1 technology, enabling the public to transmit text, images and video to Public Service Answering Points, and location-based wireless services and text messaging. In July 2012, we acquired microDATA, which expanded our share of the market for Next Generation 9-1-1 technology. Revenue from our larger deployments of Next Generation 9-1-1 technology, incorporating our software and third party components, are long term contracts reported using percentage of completion accounting. We recognize revenue from the sale of patents and licensing of our intellectual property including payments for past patent infringement liabilities, upfront and non-refundable license fees, and royalty fees. Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks during the relevant period. In all cases, revenue from the licensing of our intellectual property is recognized when all of four of the revenue recognition criteria are met.

Commercial systems revenue increased $0.4 million, or 10%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Our Next Generation 9-1-1 technology contributed $1.6 million of new systems revenue during the first quarter of 2013 compared to $1.4 million generated in the first quarter of 2012, including a full quarter of microDATA sales. First quarter 2013, also includes proceeds from our intellectual property monetization activity, which was not included in the first quarter of 2013. This additional first quarter 2013 revenue was offset by lower commercial wireless carrier infrastructure sales compared to the first quarter of 2012.

The direct cost of commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, consulting fees as well as the amortization of acquired and capitalized software development costs. The direct cost of commercial systems increased $0.5 million, or 16% in the first three months of 2013 as compared to the first three months of 2012, reflecting an increase in labor and direct costs for customer-requested custom messaging and location-based system development projects. The direct cost of systems includes amortization of capitalized software development costs of $1.4 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.

Our commercial systems gross profit decreased $0.1 million, or 9% in the three months ended March 31, 2013 versus the comparable period of 2012, as the mix in 2013 included Next Generation 9-1-1 deployment projects, which had lower margins.

Revenue Backlog

We had unfilled orders or backlog as follows:

	Three Months Ended March 31,		2013 vs. 2012
($ in millions)	2013	2012	$	%
Funded backlog:
Commercial Segment	$225.7	$235.0	$(9.3)	(4%)
Government Segment	83.4	179.8	(96.4)	(54%)

Total funded contract backlog	$309.1	$414.8	$(105.7)	(25%)

Total backlog:
Commercial Segment	$225.7	$235.0	$(9.3)	(4%)
Government Segment	841.5	996.2	(154.7)	(16%)

Total backlog of orders and commitments, including customer options	$1,067.2	$1,231.2	$(164.0)	(13%)

Backlog expected to be realized within next 12 months	$195.2	$283.1	$(87.9)	(31%)

Funded contract backlog represents contracts for which fiscal year funding has been appropriated by the our customers (mainly federal agencies), and for hosted services (mainly for wireless carriers); backlog is computed by multiplying the most recent month’s contract or subscription revenue times the remaining months under existing long-term agreements, which is the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved, and could expire unused. Our backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed, or new contracts being signed before existing contracts are completed. The timing and amounts of government contract funding may be adversely affected by federal budget policy decision like handling of sequestration and can lead to delays in procurement of our products and services due to lack of funding. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months Ended March 31,		2013 vs. 2012
($ in millions)	2013	2012	$	%
Research and development expense	$8.5	$8.7	(0.2)	(2%)
Percent of total revenue	9%	9%

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

We incur R&D expense for software mainly used by commercial network operators and government customers. Throughout the reporting periods our R&D efforts were primarily focused on wireless location Voice over IP E9-1-1 and Next Generation 9-1-1, secure satellite-based communication technology for government customers and applications for network operators, telematics supply chain and network security. We continually assess our spending on R&D to ensure our resources are focused on technology that is expected to achieve the highest level of success.

R&D expense decreased $0.2 million, or 2% in 2013 from 2012 as of some developers worked on custom development efforts (reported as cost of revenue), and there was a reduction in headcount.

Our R&D expenditures and acquisitions have yielded a portfolio of more than 275 patents, and more than 360 patent applications are pending, primarily for wireless messaging and location technology. During 2012 we began a systematic program of monetizing this portfolio through patent and license sales and other arrangements with partners and licensees.

Sales and marketing expense:

	Three Months Ended March 31,		2013 vs. 2012
($ in millions)	2013	2012	$	%
Sales and marketing expense	$8.1	$7.5	$0.6	8%
Percent of total revenue	8%	8%

Our sales and marketing expenses include fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences including our annual SwiftLink Users Forum. We sell our solutions through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. Government primarily through direct sales professionals. Sales and marketing costs increased $0.6 million, or 8% in the first three months of 2013 compared to the first quarter of 2012 reflecting expenditures for higher key trade event visibility.

General and administrative expense:

	Three Months Ended March 31,		2013 vs. 2012
($ in millions)	2013	2012	$	%
General and administrative expense	$13.7	$12.4	$1.3	10%
Percent of total revenue	14%	12%

General and administrative (“G&A”) expense primarily represents management, finance, legal (including intellectual property management), human resources and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. The $1.3 million, or 10% increase in the first quarter of 2013 compared to the first quarter of 2012 is mainly due to nonrecurring expenses associated with staffing level adjustments, higher healthcare benefit costs, and incremental G&A costs associated with the microDATA acquisition.

Depreciation and amortization of property and equipment:

	Three Months Ended March 31,		2013 vs. 2012
($ in millions)	2013	2012	$	%
Depreciation and amortization of property and equipment	$3.5	$3.4	$0.1	3%
Average gross cost of property and equipment during the period	$122.5	$117.3

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements, as well as amortization of capitalized software developed for internal use, including hosted applications. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets, generally five years for furniture, fixtures, and leasehold improvements, and three to seven years for other types of assets including computers, software, and telephone equipment. Depreciation expense has increased year-over-year as a result of cumulative capital expenditures made over time. Our depreciable asset base increased in the first quarter of 2013 primarily as a result of additions to property and equipment of about $2.5 million.

Amortization of acquired intangible assets:

	Three Months Ended March 31,		2013 vs. 2012
($ in millions)	2013	2012	$	%
Amortization of acquired intangible assets	$1.1	$1.4	$(0.3)	21%

The amortization of acquired intangible assets results from our acquisitions.These assets are being amortized over their estimated useful lives of between four and nineteen years. Amortization of acquired intangibles decreased $0.3 million, or 21% in the first three months of 2013 compared to the first three months of 2012 as a result of the lower accounting basis for amortization after the 2012 write-down of the acquired Navigation (formerly Networks in Motion) reporting unit intangibles, partly offset by the additional amortization resulting from the 2012 acquisition of microDATA.

Interest expense:

	Three Months Ended March 31,		2013 vs. 2012
($ in millions)	2013	2012	$	%
Interest expense incurred on bank and other notes payable	$0.6	$0.2	$0.4	200%
Interest expense incurred on 4.5% convertible notes financing	1.1	1.2	(0.1)	8%
Interest expense incurred on capital lease obligations	0.2	0.2	—	—
Amortization of deferred financing fees	0.3	0.2	0.1	50%

Total interest and financing expense	$2.2	$1.8	$0.4	22%

Interest expense is incurred on bank and other notes payable, convertible notes financing, and capital lease obligations. Financing expense reflects amortization of deferred up-front fees at the time of contracting for financing arrangements, which are being amortized over the term of the debt or the life of the facility.

Our interest and financing expense was higher in the first quarter of 2013 compared to the first quarter of 2012 as a result of higher average term debt outstanding, and interest on the microDATA seller notes.

On July 6, 2012 our bank term loan and revolving credit facility was amended. Interest on our term loan was reduced to a floating per annum rate equal to three quarters of a percentage point (0.75%) above the bank’s prime rate (3.25% at March 31, 2013.) See “Liquidity and Capital Resources” for additional details. Prior to the amendment the interest rate was 0.5% plus the greater of (i) 4% or (ii) the bank’s prime rate.

Effective on July 6, 2012, interest on any borrowings under our line of credit arrangement is 0.5% above the prime rate. Prior to the amendment the interest rate was at the greater of (i) 4% per annum, or (ii) the bank’s prime rate. At March 31, 2013 we had no borrowings under the line and approximately $31.4 million of availability. Interest and fees on our line of credit in the three months ended March 31, 2013 and 2012 were de minimis.

On November 16, 2009, we sold $103.5 million of 4.5% convertible senior notes due 2014 (“Original Notes”), see Note 12 in the Notes to the Consolidated Financial Statements above. Interest on the Original Notes is payable semiannually on November 1 and May 1 of each year, beginning May 1, 2010. The Original Notes will mature and convert on November 1, 2014, unless previously converted in accordance with their terms. Interest expense on the term loan decreased $0.1 million, or 8%, as a result of the fourth quarter of 2012 repurchase of $10 million of the Original Notes.

On July 6, 2012, we issued $14.3 million in promissory notes to sellers as part of the consideration for the acquisition of microDATA. The promissory notes bear simple interest at 6% and are due in two installments: $7.5 million plus interest due June 30, 2013 and $6.8 million, less adjustments for post-closing indemnifications of $0.3 million as of March 31, 2013 up to $2.0 million, plus interest due June 30, 2014.

Our capital lease obligations include interest at various stated rates averaging about 5% per annum. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year.

Other income/(expense), net:

Other income (expense), net, includes adjustments to the estimated payments under earnout arrangements that were part of the consideration for our 2012 acquisition, as well as interest income, realized gain or loss on disposals of property and equipment, realized gain or loss on investment accounts and foreign currency transaction gain or loss, which is dependent on exchange rate fluctuations. Other income (expense), net also includes the effects of foreign currency revaluation on our cash, receivables, and deferred revenues that are stated in currencies other than U.S dollars.

Income taxes:

In the first quarter of 2013, we recorded a tax benefit of $0.8 million, representing an effective tax rate of 49%. Income tax benefit was $0.3 million for the first quarter of 2012, representing an effective tax rate of 46%.

Net loss:

	Three Months Ended March 31,		2013 vs. 2012
($ in millions)	2013	2012	$	%
Net loss	$(0.8)	$(0.4)	$(0.4)	(100)%

First quarter 2013 net loss was $0.4 million higher than for the first quarter of 2012 due to the factors detailed above.

Liquidity and Capital Resources

	Three Months Ended March 31,		2013 vs . 2012
($ in millions)	2013	2012	$	%
Net cash and cash equivalents provided by/(used in):
Operating activities:
Net loss	$(0.8)	$(0.4)	$(0.4)	100%
Non-cash charges	10.5	11.9	(1.4)	(12)%
Deferred income tax provision	(0.8)	(0.3)	(0.5)	167%
Net changes in working capital including changes in other assets	10.4	(3.7)	14.1	381%

Net operating activities	19.3	7.5	11.8	157%
Investing activities:
Proceeds from sale and maturity of marketable securities, net	1.1	2.0	(0.9)	(45)%
Purchases of property and equipment	(2.5)	(8.2)	5.7	(0.7)
Capital purchases funded through leases	0.6	1.9	(1.3)	(68)%

Purchases of property and equipment, net of assets funded through leases	(1.9)	(6.3)	4.4	70%
Capitalized software development costs	(0.9)	(0.1)	(0.8)	(800)%

Net investing activities	(1.7)	(4.4)	2.7	(61)%
Financing activities:
Payments on long-term debt and capital leases	(9.9)	(13.5)	3.6	27%
Proceeds from bank borrowings	—	3.5
Other financing activities	(0.4)	0.1	(0.5)	(500)%

Net financing activities	(10.3)	(9.9)	(0.4)	(4)%
Net change in cash and cash equivalents	$7.3	$(6.8)	14.1	207%

Days revenue outstanding in accounts receivable including unbilled receivables	79	81

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by operations, debt and capital leases, and issuance of public equity.

Sources and uses of cash: At March 31, 2013, our cash and cash equivalents balance was $43.9 million and when added to marketable securities, our total liquid funds were $57.5 million. At the beginning of the quarter, our cash and cash equivalents were $36.6 million, and when marketable securities were added, our total liquid funds were $51.5 million.

Operations: Cash of $19.3 million was provided by operations during the first quarter of 2013, compared to $7.5 million cash generated by operations in the first quarter of 2012. The first quarter 2013 increase in working capital over the year end 2012 level was comprised of a decrease in accounts receivable and unbilled receivables, a decrease in deferred revenue due to timing of percentage of completion projects, and a decrease in accrued payroll and related liabilities to do the timing of payments.

Investing activities: First quarter of 2013 fixed asset additions, including software for internal use and excluding assets funded by leasing, was $1.9 million compared to $6.3 million in 2012. Also, first quarter investments in development of carrier software for resale which had reached the stage of development calling for capitalization were $0.9 million in 2013 and $0.1 million in 2012. We received a net $1.1 million from the sale and maturity of marketable securities in the first quarter of 2013, compared to $2.2 million received in marketable securities during the first quarter of 2012.

Financing activities: Financing activities during the first quarter of 2013 included $9.9 million of scheduled payments on bank borrowings and capital leasing. Fixed assets acquired under capital leases cost $0.6 and $1.9 million during the three months ended March 31, 2013 and 2012, respectively.

Capital Resources: Subsequent to the end of the first quarter 2013, we entered into separate, privately-negotiated exchange agreements under with existing noteholders under which we will retire, upon closing of the exchange transactions, $50.0 million in aggregate principal of our outstanding 4.5% Convertible Senior Notes due 2014 issued in 2009 (the “Original Notes”) in exchange for issuance of $50.0 million in aggregate principal of new 7.75% Convertible Senior Notes due 2018 (the “New Notes”). The closing of the exchange transactions is expected to occur on May 7, 2013. Following these transactions, $43.5 million in aggregate principal amount of the Original Notes will remain outstanding.

The New Notes will be issued pursuant to an indenture, dated as of May 7, 2013 (the “Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”).

The Company offered the New Notes to certain holders of the Original Notes in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Shares of the Company’s Class A common stock, into which the New Notes are convertible, have been reserved for issuance by the Company and will be listed on the Nasdaq Global Select Market.

The New Notes bear interest at a rate of 7.75% per year, payable semiannually in arrears in cash on June 30 and December 30 of each year, beginning on December 30, 2013.

Holders may convert the New Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding June 30, 2018. The conversion rate will initially be 96.637 shares of Class A common stock per $0.1 (one thousand) principal amount of New Notes, equivalent to an initial conversion price of approximately $10.348 per share of Class A common stock. This is the same conversion rate as the Original Notes

The Company may redeem some or all of the New Notes at any time on or after June 30, 2014 at the redemption prices set forth in the Indenture plus accrued and unpaid interest to the redemption date. In addition, subject to certain exceptions, holders may require the Company to repurchase, for cash, all or part of their New Notes upon a “fundamental change” (as defined in the Indenture) at a price equal to the purchase prices set forth in the Indenture, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the New Notes then outstanding may declare the entire principal amount of all the New Notes plus accrued interest, if any, to be immediately due and payable.

The Original Notes are not registered and were offered under Rule 144A of the Securities Act of 1933. Concurrent with the issuance of the Original Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that are expected to reduce the potential dilution associated with the conversion of the Original Notes. Holders may convert the Original Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate is initially be 96.637 shares of Class A common stock per $0.1 (one thousand) principal amount of Original Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions, described below, is an increase in the effective conversion premium of the Original Notes to 60% above the November 10th closing price, to $12.74 per share.

The convertible note hedge and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, which are not part of the terms of the Original Notes and will not affect the holders’ rights under the Original Notes. The cost of the convertible note hedge transactions to the Company was approximately $23.8 million, and has been accounted for as an equity transaction in accordance with ASC 815-40, Contracts in Entity’s own Equity. The Company received proceeds of approximately $13 million related to the sale of the warrants, which has also been classified as equity as the warrants meet the classification criteria under ASC 815-40-25, in which the warrants and the convertible note hedge transactions require settlements in shares and provide the Company with the choice of a net cash or common shares settlement. As the convertible note hedge and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid-in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.

During the fourth quarter of 2012, we repurchased $10 million of the Original Notes, plus accrued and unpaid interest and we recorded a gain on the early retirement of $0.4 million. The convertible note hedge was adjusted to reflect the reduced amount of outstanding Original Notes. The convertible note hedge transactions originally covering 10 million shares was adjusted to cover 9 million of shares of Class A common stock. The warrants were not affected by the partial repurchase of the Original Notes in 2012. The warrants to purchase in the aggregate 10 million shares of Class A common stock, subject to adjustments, at an exercise price of $12.74 per share of Class A common stock, remain outstanding.

Effective July 6, 2012, our Loan Agreement was amended (the “Amendment”.) The $35 million revolving Line of Credit (the “Line of Credit”) maximum availability amount was unchanged. The Line of Credit maturity date is June 30, 2014 and accrues interest at a floating per annum rate equal to one-half of one percentage point (0.50%) above the Prime Rate (3.25% at March 31, 2013.) Prior to the Amendment, the interest on the Line of Credit was accrued at the greater of (i) 4% per annum, or (ii) the bank’s prime rate. The principal amount under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly. As of March 31, 2013, there was no outstanding borrowing under the Line of Credit and we had approximately $31.4 million of unused borrowing availability. Borrowings under the Line of Credit at any time are limited to an amount based principally on accounts receivable levels and working capital ratio. The Line of Credit available is also reduced by the amount of letters of credit outstanding and a cash management services sublimit of $3.6 million as of March 31, 2013. The principal amount outstanding under the Line of Credit is payable either prior to or on the maturity date and interest on the Line of Credit is payable monthly.

The amended Loan Agreement provides for a $45 million term loan (the “Term Loan”) replacing our existing $40 million term loan with Silicon Valley Bank (“SVB”), as administrative and collateral agent, on behalf of entities that are parties to the Loan Agreement. On July 6, 2012, we borrowed $45 million under the Term Loan. Approximately $19 of the borrowings under the Term Loan were used to pay off our existing indebtedness under its prior term loan with SVB and transaction fees associated with the Amendment, and approximately $20 million was used as part of the acquisition of privately-held microDATA.

The principal amount outstanding under the Term Loan is payable as follows: (i) three equal monthly installments of principal of $0.3 million plus monthly payments of accrued interest beginning on July 31, 2012, and (ii) fifty seven equal monthly installments of principal of $0.8 million plus monthly payments of accrued interest beginning October 31, 2012. The principal amount outstanding under the Term Loan accrues interest at a floating per annum rate equal to three quarters of one percentage point (0.75%) above the Prime Rate. The interest rate payable on our Term Loan prior to the Amendment was half of one percentage point (0.5%) above the Prime Rate. The prior definition of Prime Rate had a 4.0% minimum, and the current definition does not have such a minimum.

The Term Loan matures on June 30, 2017, except that if the Company fails to refinance, convert or extend its existing convertible Original Notes which are scheduled to be paid in November 2014, by June 30, 2014, all amounts due and outstanding on the Term Loan will be due and payable on June 30, 2014.

The Loan Agreement is secured by all of the Company’s tangible and intangible assets, including all intellectual property. In addition, any notes issued by the Company and any earn-out arrangements entered into by the Company are subordinated to the Loan Agreement.

The Loan Agreement contains customary representations and warranties of the Company and customary events of default. The Loan Agreement also contains covenants that require (i) no material impairment in the perfection or priority of the lender’s lien in the collateral of the Loan Agreement, (ii) no material adverse change in the business, operations, or condition (financial or otherwise) of the Company’s, or (iii) no material impairment of the prospect of repayment of any portion of the borrowings under the Loan Agreement. The Loan Agreement also contains covenants requiring the Company to maintain a minimum adjusted quick ratio and a fixed charge coverage ratio as well as other restrictive covenants including, among others, restrictions on the Company’s ability to (i) dispose of part of their business, property; (ii) change their business, liquidate or enter into certain extraordinary transactions; (iii) merge, consolidate or acquire stock or property of another entity; (iv) incur indebtedness, other than certain permitted indebtedness; (v) encumber their property; (vi) maintain certain accounts; (vii) pay or make dividends, other distributions or directly or indirectly make certain investments; (viii) enter into material transactions with an affiliate of the Company; (ix) repay indebtedness, (x) amend the terms of subordinated debt; and (xi) permit any subsidiary to maintain assets above a certain amount. As of March 31, 2013, we were in compliance with the covenants related to the Loan Agreement. We believe that we will continue to comply with these covenants. If our future performance does not result in compliance with any of these restrictive covenants, we would seek to modify our financing arrangements. There can be no assurance that the lenders would not exercise their rights and remedies under the Loan Agreement, including declaring all outstanding debt due and payable.

On July 6, 2012, we issued $14.3 million in promissory notes as part of the consideration paid for the acquisition of microDATA. The promissory notes bear simple interest at 6% and are due in two installments: $7.5 million plus interest due June 30, 2013 and $6.8 million, less adjustments for post-closing indemnifications, of $0.3 million, up to $2.0 million, plus interest due June 30, 2014. The promissory notes are effectively subordinated to our structured debt and structurally subordinated to any of our present and future indebtedness and other obligations of our subsidiaries.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have a Line of Credit arrangement through June 2014, and borrowing capacity available to us under a capital lease facility. The remainder of the outstanding Original Notes mature in December 2014 and the New Notes mature in 2018. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities, raise capital in private transactions in order to meet our capital requirements, or repurchase the remainder of the outstanding Original Notes, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Contractual Commitments

As of March 31, 2013, our most significant commitments consisted term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. Contractual acquisition earnouts consist of contingent consideration included as part of the purchase price allocation for our 2012 acquisition. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of March 31, 2013 our commitments consisted of the following:

($ in millions)	Within 12 Months	1-3 Years	3-5 Years	More than 5 Years	Total
4.5% Convertible notes obligation	$4.2	$97.7	$—	$—	$101.9
Operating lease	7.1	15.6	2.2	—	24.9
Commercial bank debt	10.7	20.3	11.9	—	42.9
Promissory note, adjusted for post-closing indemnifications	8.0	6.6	—	—	14.6
Capital lease obligations	6.0	5.5	0.3	0.2	12.0
Purchase obligations	7.4	2.9	—	—	10.3
Contractual acquisition earnouts	0.5	—	—	—	0.5

Total contractual commitments	$43.9	$148.6	$14.4	$0.2	$207.1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2012 Annual Report on Form 10-K.

Foreign Currency Risk

For the three months ended March 31, 2013, we generated $9.7 million of revenue outside the U.S, mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of March 31, 2013, we had approximately $2.5 million of billed accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During the first quarter of 2013, our average receivables subject to foreign currency exchange risk was $0.7 million. We had an average balance of $0.1 million of unbilled receivables and an average balance of $0.2 million of deferred revenue denominated in foreign currency during the first quarter of 2013. We recorded immaterial transaction gains or losses on foreign currency denominated receivables and deferred revenue for the three months ended March 31, 2013.

There have not been any other material changes to our foreign currency risk as described in Item 7A of our 2012 Annual Report on Form 10-K.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2013.

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

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of May 2013.

TELECOMMUNICATION SYSTEMS, INC.

By:	/s/ MAURICE B. TOSÉ
Maurice B. Tosé Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ MAURICE B. TOSÉ	Chairman, President and Chief Executive Officer
Maurice B. Tosé May 3, 2013	(Principal Executive Officer)

/s/ THOMAS M. BRANDT, JR.	Senior Vice President and Chief Financial Officer
Thomas M. Brandt, Jr. May 3, 2013	(Principal Financial Officer)