Form 10-Q
period 2013-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2013-08-05
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares outstanding as of July 29, 2013
Class A Common Stock, par value
$0.01 per share	53,420,409
Class B Common Stock, par value
$0.01 per share	5,247,769
Total Common Stock Outstanding	58,668,178

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,615	$36,623
Marketable securities	13,247	14,875
Accounts receivable, net of allowance of $ 607 in 2013 and $394 in 2012	54,669	83,013
Unbilled receivables	20,854	23,095
Inventory	13,668	11,084
Deferred tax assets	13,261	9,813
Deferred project costs and other current assets	15,159	15,394
Total current assets	190,473	193,897

Property and equipment, net of accumulated depreciation and amortization of $79,044 in 2013 and $72,050 in 2012	50,168	49,270
Software development costs, net of accumulated amortization of $ 30,871 in 2013 and $27,317 in 2012	17,044	18,929
Acquired intangible assets, net of accumulated amortization of $12,180 in 2013 and $9,895 in 2012	23,887	26,172
Goodwill	112,450	112,450
Deferred tax assets	6,233	6,233
Other assets	8,798	6,761
Total assets	$409,053	$413,712

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$38,842	$37,703
Accrued payroll and related liabilities	13,778	18,406
Deferred revenue	25,897	26,527
Current portion of bank borrowings, notes payable, and capital lease obligations	12,554	28,657
Total current liabilities	91,071	111,293

Notes payable and capital lease obligations, less current portion	154,880	138,939
Other liabilities	1,331	2,378

Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares—225,000,000; issued and outstanding shares of 53,412,469 in 2013 and 53,037,097 in 2012	537	531
Class B Common Stock; $0.01 par value:
Authorized shares—75,000,000; issued and outstanding shares of 5,247,769 in 2013 and 5,247,769 in 2012	52	52
Additional paid-in capital	337,470	334,058
Accumulated other comprehensive income	1	50
Accumulated deficit	(176,289)	(173,589)
Total stockholders’ equity	161,771	161,102
Total liabilities and stockholders’ equity	$409,053	$413,712

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Services	$71,591	$70,539	$145,109	$142,887
Systems	21,251	44,083	42,527	71,770
Total revenue	92,842	114,622	187,636	214,657
Direct costs of revenue
Direct cost of services revenue	39,722	40,641	81,523	84,882
Direct cost of systems revenue	17,213	39,455	34,725	60,859
Total direct cost of revenue	56,935	80,096	116,248	145,741
Services gross profit	31,869	29,898	63,586	58,005
Systems gross profit	4,038	4,628	7,802	10,911
Total gross profit	35,907	34,526	71,388	68,916
Operating expenses
Research and development expense	9,321	8,931	17,847	17,593
Sales and marketing expense	7,712	7,598	15,761	15,103
General and administrative expense	15,080	12,978	28,728	25,345
Depreciation and amortization of property and equipment	3,609	3,371	7,117	6,810
Amortization of acquired intangible assets	1,143	715	2,285	2,089
Impairment of goodwill and long-lived assets	—	125,703	—	125,703
Total operating expenses	36,865	159,296	71,738	192,643
Loss from operations	(958)	(124,770)	(350)	(123,727)
Interest expense	(2,109)	(1,637)	(3,953)	(3,279)
Amortization of deferred financing fees	(1,440)	(190)	(1,737)	(378)
Other income (expense), net	(13)	(72)	(108)	32
Net loss before income taxes	(4,520)	(126,669)	(6,148)	(127,352)
Income tax benefit	2,649	15,552	3,448	15,866

Net loss	$(1,871)	$(111,117)	$(2,700)	$(111,486)

Net loss per share-basic and diluted	$(0.03)	$(1.91)	$(0.05)	$(1.93)

Weighted average shares outstanding-basic and diluted	58,461	58,059	58,517	57,767

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Comprehensive Loss

(amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(1,871)	$(111,117)	$(2,700)	$(111,486)
Other comprehensive loss:
Foreign currency translation adjustments	(3)	(7)	(10)	(7)
Unrealized gains (loss) on securities
Arising during the period	(40)	(14)	(41)	39
Reclassification to net income (loss)	4	(7)	2	(10)
Net unrealized gains (loss)	(36)	(21)	(39)	29
Other comprehensive income (loss)	(39)	(28)	(49)	22

Comprehensive loss	$(1,910)	$(111,145)	$(2,749)	$(111,464)

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
Operating activities:	2013	2012
Net loss	$(2,700)	$(111,486)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and long-lived assets	—	125,703
Depreciation and amortization of property and equipment	7,117	6,810
Stock-based compensation expense	3,791	4,745
Amortization of capitalized software development costs	3,554	4,210
Amortization of acquired intangible assets	2,285	2,089
Amortization of investment premiums and accretion of discounts, net	110	240
Deferred tax benefit	(3,448)	(16,032)
Amortization of deferred financing fees	1,737	378
Other non-cash adjustments	364	659
Changes in operating assets and liabilities:
Accounts receivable, net	28,326	3,989
Unbilled receivables	2,241	10,974
Inventory	(2,584)	(3,986)
Deferred project costs and other current assets	235	(4,579)
Other assets	(3,774)	1,028
Accounts payable and accrued expenses	471	5,398
Accrued payroll and related liabilities	(4,628)	(4,443)
Deferred revenue	(630)	7,537
Other liabilities	(1,047)	2,192
Subtotal—Changes in operating assets and liabilities	18,610	18,110
Net cash provided by operating activities	31,420	35,426

Investing activities:
Purchases of property and equipment	(5,980)	(12,655)
Purchases of marketable securities	(1,936)	(2,447)
Proceeds from sale and maturity of marketable securities	3,415	5,567
Capitalized software development costs	(1,657)	(461)
Net cash used in investing activities	(6,158)	(9,996)

Financing activities:
Proceeds from bank and other borrowings	56,500	3,500
Payments on bank borrowings, notes payable, and capital lease obligations	(58,397)	(20,896)
Earn-out payment related to 2009 acquisition	—	(3,634)
Payments of tax withholdings on restricted stock	(456)	—
Proceeds from exercise of employee stock options and sale of stock	83	454
Net cash used in financing activities	(2,270)	(20,576)

Net Increase in cash	22,992	4,854
Cash and cash equivalents at the beginning of the period	36,623	40,898

Cash and cash equivalents at the end of the period	$59,615	$45,752

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(amounts in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2012 Annual Report on Form 10-K. The terms “TCS”, “Company”, “we”, “us” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

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

In the second quarter of 2012, our Navigation reporting unit’s goodwill and long-lived assets with a carrying value of $164,500 were written down to estimated fair value of $38,797, resulting in an impairment charge of $125,703 to goodwill, acquired intangibles, and long-lived (fixed) assets. We engaged a third party valuation firm to assist in the determination of the fair value of goodwill, acquired intangibles, capitalized software, and long-lived assets. We utilized a discounted cash flow model to determine the fair value of goodwill and an income approach to determine the fair values of acquired intangibles, capitalized software, and long-lived assets.

Reclassifications. Certain reclassifications have been made to prior period amounts in the Consolidated Statements of Cash Flows to conform to current period presentations. The reclassifications have no effect on the net increase in cash for the period.

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

For goodwill impairment testing, we have four reporting units: two Commercial Segment units, Navigation and Other Commercial (which comprises our text messaging and location-based technology businesses, including E9-1-1 call routing); and two Government Segment units, Government Solutions Group and Cyber Intelligence.

In the second quarter of 2012, we received notice from a significant navigation application customer that it intended to adjust pricing for TCS services. Management considered this to be an indicator that we should evaluate the long-lived assets (including goodwill and other intangible assets) related to our 2009 acquisition of Networks In Motion, operating as our Navigation unit, for potential impairment. As a result, we recorded a $125,703 impairment charge was recorded in 2012 for the excess of the carrying value of goodwill, long-lived (fixed) assets including capitalized software for internal use, software development costs and acquired intangibles over the estimated fair value. No triggering events occurred with regard to other reporting units, so an interim analysis of other units was not completed.

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

Earnings per share. Basic net income (loss) per common share is based upon the average number of shares of common stock outstanding during the period. Stock options and restricted stock of approximately 17,000 shares and 16,000 shares for the three and six months ended June 30, 2013, respectively, and 29,900 shares and 22,500 shares for the three and six months ended June 30, 2012, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

For the three and six months ending June 30, 2013 and 2012, shares issuable upon conversion of convertible debt were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. Concurrent with the issuance of the convertible notes, we entered into convertible note hedge and warrant transactions. If the Company’s share price is greater than the warrant exercise price of $12.74 per share for any period presented, the warrants would be dilutive to the Company’s earnings per share. The convertible note hedge is excluded from the calculation of diluted earnings per share as the impact is always considered anti-dilutive since the call option would be exercised by us when the exercise price is lower than the market price. For the three and six months ending June 30, 2013 and 2012, the Company’s share price was less than the warrant exercise price of $12.74, therefore no value was assigned to the warrants because the effect of their inclusion would have been anti-dilutive.

Our two classes of common stock (Class A and B) share equally in dividends declared or accumulated and have equal participation rights in undistributed earnings. Additionally our unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. As such, unvested shares of restricted stock are not participating securities and our basic and diluted earnings per share are not impacted by the two class method of computing earnings per share.

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

2. Acquisitions

On July 6, 2012, we acquired all of the outstanding shares of privately-held microDATA GIS, Inc. (“microDATA”), in accordance with a Purchase and Sale Agreement. microDATA is a leading provider of Next Generation 9-1-1 software and solutions. Its technology and expertise enhanced our end-to-end public safety communications business with expanded Geographical Information Systems emergency services information network software and additional Public Safety Answering Point-based customer premise equipment software. The microDATA acquisition was accounted for using the acquisition method; accordingly, microDATA’s operating results are reflected in the consolidated financial statements and are integrated into the Commercial Segment.

The purchase price of $35,544 was comprised of $20,786 in cash, net of cash acquired, and $14,250 in promissory notes, and performance-based earn-out opportunities was allocated to the acquired assets and assumed liabilities based on management’s valuation of the fair values as of July 6, 2012.

The acquisition cash was funded by incremental bank debt; see Note 12. The total purchase price has been allocated based on the estimated fair value of the acquired tangible and intangible assets and assumed liabilities, with the excess of the purchase price over the assets acquired and liabilities assumed being allocated to goodwill. The weighted average amortization period for the other intangibles is 6.5 years. The valuation resulted in $22,032 of goodwill, which will be deductible for tax purposes over 15 years.

The following table summarizes the final fair values of the assets acquired and liabilities assumed:

Accounts receivable	$2,190
Other current assets	1,228
Deferred tax asset	553
Property and equipment	175
Acquired intangible assets	12,834
Software development costs	5,969
Accounts payable and accrued expenses	(2,099)
Accrued payroll and related liabilities	(353)
Deferred revenue	(6,985)
Total net assets	13,512
Goodwill	22,032
Total purchase price	$35,544

The microDATA operations have been included in our consolidated results of operations since the acquisition date of July 6, 2012. The Consolidated Balance Sheets as of June 30, 2013 reflect the final purchase price allocations for microDATA. A pro forma statement of operations was omitted because the acquisition of the outstanding shares of microDATA did not have a significant impact on our results of operations or income (loss) per share attributable to common stockholders.

3. Stock-Based Compensation

Restricted Stock

We had 1,770 and 1,428 restricted stock units outstanding at a weighted-average grant date fair value per share of $2.75 and $3.00 as at June 30, 2013 and 2012, respectively. Share-based compensation expense is recognized on a straight line basis, for only those shares expected to vest over the requisite service period of the award, which is generally the vesting over one year for directors and vest in annual increments over three years for executives conditional on continued employment.

Stock Options

We had 17,837 and 16,963 stock options outstanding as at June 30, 2013 and 2012, respectively. During the first half of 2013, we granted 1,801 options and had exercises of 43 options. Share-based compensation expense is recognized on a straight line basis, net of any estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally 5 years.

Total Stock-Based Compensation

We recognized total share-based compensation expense of $1,338 and $1,938 in the three months ended June 30, 2013 and 2012, respectively, and $3,791 and $4,745 in the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and 2012, we had $7,517 and $11,458, respectively, of total unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of approximately 3 years, respectively.

4. Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $1,525 and $2,173 during the three and six months ended June 30, 2013, respectively. We acquired $1,474 and $3,353 of property under capital leases during the three and six months ended June 30, 2012, respectively.

Interest paid totaled $2,761 and $3,363 during the three and six months ended June 30, 2013, respectively. We paid $2,849 and $3,366 during the three and six months ended June 30, 2012, respectively.

Income taxes and estimated state income taxes paid totaled $92 and $290, respectively, during the three and six months ended June 30, 2013, respectively. Income taxes paid totaled $315 and $809 for the three and six months ended June 30, 2012, respectively.

5. Marketable Securities

Available-for-sale marketable securities at June 30, 2013 were:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$11,903	$21	$(15)	$11,909
Mortgage-backed and asset-backed securities	1,342	—	(4)	1,338
Total marketable securities	$13,245	$21	$(19)	$13,247

The original cost and estimated fair value of available-for-sale marketable securities by contractual maturity at June 30, 2013 were:

	Original Cost	Fair Value
Due within 1 year or less	$7,066	$6,832
Due within 1-2 years	3,713	3,663
Due within 2-3 years	2,775	2,752
	$13,554	$13,247

Available-for-sale marketable securities at December 31, 2012 were:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$13,102	$42	$(3)	$13,141
Mortgage-backed and asset-backed securities	1,732	3	(1)	1,734
Total marketable securities	$14,834	$45	$(4)	$14,875

The original cost and estimated fair value of available-for-sale marketable securities by contractual maturity at December 31, 2012 were:

	Original Cost	Fair Value
Due within 1 year or less	$7,567	$7,251
Due within 1-2 years	3,626	3,557
Due within 2-3 years	4,075	4,067
	$15,268	$14,875

6. Fair Value Measurements

Our assets and liabilities subject to fair value measurements on a recurring basis and the required disclosures were:

As of June 30, 2013	Fair Value Total	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$59,615	$59,615	$—	$—
Corporate bonds	11,909	11,909	—	—
Mortgage-backed and asset-backed securities	1,338	1,338	—	—
Marketable securities	13,247	13,247	—	—
Deferred compensation plan investments	848	848	—	—
Assets at fair value	$73,710	$73,710	$—	$—
Liabilities:
Contractual acquisition earn-outs	$1,064	$—	$—	$1,064
Deferred compensation	505	505	—	—
Liabilities at fair value	$1,569	$505	$—	$1,064

As of December 31, 2012	Fair Value Total	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$36,623	$36,623	$—	$—
Corporate bonds	13,141	13,141	—	—
Mortgage-backed and asset-backed securities	1,734	1,734	—	—
Marketable securities	14,875	14,875	—	—
Deferred compensation plan investments	690	690	—	—
Assets at fair value	$52,188	$52,188	$—	$—
Liabilities:
Deferred compensation	$394	$394	$—	$—
Contractual acquisition earn-outs	508	—	—	508
Liabilities at fair value	$902	$394	$—	$508

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

The contractual acquisition earn-outs were part of the consideration paid for acquisitions. The fair value of the earn-outs is based on probability-weighted payouts under different scenarios, discounted using a discount rate commensurate with the risk.

The following table provides a summary of the changes in the our contractual acquisition earn-outs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2013	$508
Issuances	520
Fair value adjustment recognized in earnings	36
Balance at June 30, 2013	$1,064

Long-term debt, excluding leases, consists of borrowings under a commercial bank term loan agreement, 4.5% and 7.75% convertible senior notes, and promissory notes; see Note 12. The long-term debt, excluding leases, is currently reported at the borrowed amounts outstanding. At June 30, 2013, the estimated fair value of long-term debt, excluding leases, was $153,700 versus a carrying value of $156,071. At June 30, 2012, the estimated fair value of long-term debt, excluding leases, was $105,539 versus a carrying value of $122,166. The estimated fair value is based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.

Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be impaired. For the three and six months ended June 30, 2013, there was no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis. During the second quarter of 2012, our Navigation reporting unit’s goodwill and long-lived assets with a carrying value of $164,500 at March 31, 2012 were written down to their estimated fair value of $38,797, resulting in an impairment charge of $125,703 during the second quarter of 2012, see Note 1, Goodwill, Acquired intangibles, and Long-lived assets for further information regarding the valuation inputs.

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

The following tables set forth the results of our reportable segments and a reconciliation of segment gross profit to net loss:

	Three Months Ended June 30,
	2013			2012
	Gvmt	Comm.	Total	Gvmt	Comm.	Total
Revenue
Services	$33,497	$38,094	$71,591	$32,744	$37,795	$70,539
Systems	17,020	4,231	21,251	40,765	3,318	44,083
Total revenue	50,517	42,325	92,842	73,509	41,113	114,622
Direct costs of revenue
Direct cost of services	24,623	15,099	39,722	24,329	16,312	40,641
Direct cost of systems	13,083	4,130	17,213	36,638	2,817	39,455
Total direct costs	37,706	19,229	56,935	60,967	19,129	80,096
Gross profit
Services gross profit	8,874	22,995	31,869	8,415	21,483	29,898
Systems gross profit	3,937	101	4,038	4,127	501	4,628
Total gross profit	$12,811	$23,096	$35,907	$12,542	$21,984	$34,526

	Six Months Ended June 30,
	2013			2012
	Gvmt	Comm.	Total	Gvmt	Comm.	Total
Revenue
Services	$69,592	$75,517	$145,109	$66,057	$76,830	$142,887
Systems	33,764	8,763	42,527	64,290	7,480	71,770
Total revenue	103,356	84,280	187,636	130,347	84,310	214,657
Direct costs of revenue
Direct cost of services	50,038	31,485	81,523	49,540	35,342	84,882
Direct cost of systems	27,008	7,717	34,725	54,993	5,866	60,859
Total direct costs	77,046	39,202	116,248	104,533	41,208	145,741
Gross profit
Services gross profit	19,554	44,032	63,586	16,517	41,488	58,005
Systems gross profit	6,756	1,046	7,802	9,297	1,614	10,911
Total gross profit	$26,310	$45,078	$71,388	$25,814	$43,102	$68,916

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total segment gross profit	$35,907	$34,526	$71,388	$68,916
Research and development expense	(9,321)	(8,931)	(17,847)	(17,593)
Sales and marketing expense	(7,712)	(7,598)	(15,761)	(15,103)
General and administrative expense	(15,080)	(12,978)	(28,728)	(25,345)
Depreciation and amortization of property and equipment	(3,609)	(3,371)	(7,117)	(6,810)
Amortization of acquired intangible assets	(1,143)	(715)	(2,285)	(2,089)
Impairment of goodwill and long-lived assets	—	(125,703)	—	(125,703)
Interest expense	(2,109)	(1,637)	(3,953)	(3,279)
Amortization of deferred finance fees	(1,440)	(190)	(1,737)	(378)
Other income (expense), net	(13)	(72)	(108)	32
Loss before income taxes	(4,520)	(126,669)	(6,148)	(127,352)
Benefit for income taxes	2,649	15,552	3,448	15,866
Net loss	$(1,871)	$(111,117)	$(2,700)	$(111,486)

8. Inventory

Inventory consisted of the following:

	June 30, 2013	December 31, 2012
Component parts	$11,141	$8,018
Finished goods	2,527	3,066
Total inventory	$13,668	$11,084

9. Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development costs consisted of the following:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired intangible assets:
Customer lists and other	$34,733	$11,309	$23,424	$34,733	$9,115	$25,618
Trademarks and patents	1,334	871	463	1,334	780	554
Total acquired intangible assets	36,067	12,180	23,887	36,067	9,895	26,172

Software development costs, including acquired technology	47,915	30,871	17,044	46,246	27,317	18,929
Total acquired intangible assets and software development costs	$83,982	$43,051	$40,931	$82,313	$37,212	$45,101

Estimated future amortization expense:

Six-months ending December 31, 2013	$6,014
Year ending December 31, 2014	8,959
Year ending December 31, 2015	7,406
Year ending December 31, 2016	6,361
Year ending December 31, 2017	4,097
Thereafter	8,094
$40,931

Acquired intangible assets:

As a result of the fair value evaluation of the Navigation reporting unit in the second quarter of 2012, we also recorded a $13,964 impairment charge for the excess of the carrying value of acquired intangible assets over the estimated fair value.

Software development costs:

For the three and six months ended June 30, 2013, we capitalized $763 and $1,669, respectively, of software development costs for certain software projects after the point of technological feasibility had been reached but before the software was available for general release. For the three and six months ended June 30, 2012, we capitalized $372 and $465, respectively, of software development costs. Accordingly, these costs have been capitalized and are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

We routinely update our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets. During the second quarter of 2012, we recorded an impairment charge of $12,420 after determining certain capitalized software development costs related to the Navigation reporting unit were not recoverable based on decreased projected revenues and sales pipeline.

Goodwill:

The carrying amount of goodwill is as follows:

	Commercial Segment	Government Segment	Total
Balance as of June 30, 2013 and December 31, 2012	$58,154	$54,296	$112,450

    Adjustments to purchase price allocations are required if new information becomes available prior to the end of the 12-month measurement periods. As a result of our impairment test of goodwill related to its Navigation reporting unit during the second quarter of 2012, an $86,332 impairment charge was recorded for the excess of the carrying value over the estimated fair value.

10. Concentrations of Credit Risk and Major Customers

The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenue, accounts receivable and unbilled receivables are summarized in the following tables:

Percentage of total revenue:	Segment	% of Total Revenue For the Three Months Ended June 30,		% of Total Revenue For the Six Months Ended June 30,
Customer		2013	2012	2013	2012
U.S. Government agencies and departments	Government	35%	46%	37%	39%
Customer A	Commercial	15%	14%	15%	15%
Customer B	Commercial	<10%	<10%	<10%	<10%

Percentage of receivables (billed and unbilled) as of June 30:
Customer	Segment	2013	2012
U.S. Government	Government	31%	39%
Customer A	Commercial	16%	20%
Customer B	Commercial	14%	<10%

11. Line of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. On June 25, 2013, we closed on a new Senior Secured Credit Facility (the “Senior Credit Facility”), with the Silicon Valley Bank and a syndicate of lenders. The Senior Credit Facility includes a new revolving loan facility (“Revolving Loan Facility”) replacing the line under the July 2012, Fourth Amendment to our previous Loan and Security Agreement (“Line of Credit”).

The Revolving Loan Facility includes an aggregate principal amount available to borrow of up to $30,000 and matures on March 31, 2018. The principal amount outstanding under the Revolving Loan Facility is payable prior to or on the maturity date. Interest on the Revolving Loan Facility is payable monthly and accrues at Eurodollar/LIBOR (beginning at L+3.75%) or Alternate Base Rate (“ABR”) (beginning at ABR +2.75%), which may be adjusted as provided in the Credit Agreement.

The Revolving Loan Facility includes two sub-facilities: (i) a $10,000 letter of credit sub-facility pursuant to which the bank may issue letters of credit, and (ii) a $5,000 swingline sub-facility.

Under our previous Line of Credit, the maximum amount we could borrow was $35,000, limited by certain credit sub-facilities. Interest was calculated at a floating per annum rate equal to one-half of one percentage point (0.5%) above the prime rate.

As of June 30, 2013, there were no borrowings on our Revolving Loan Facility, and we had $30,000 of unused borrowing availability. As of December 31, 2012, we had $6,000 of borrowings outstanding under the Line of Credit and had approximately $25,400 of unused borrowing availability under our Line of Credit.

12. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
Term loan A facility	$56,500	$—
7.75% Convertible notes due 2018	50,000	—
4.5% Convertible notes due 2014	43,500	93,500
Bank term loan paid in full June 26, 2013	—	41,779
Promissory notes payable to microDATA sellers	6,071	14,010
Total long-term debt	156,071	149,289

Less: current portion	(7,131)	(16,784)
Non-current portion of long-term debt	$148,940	$132,505

Aggregate maturities of long-term debt at June 30, 2013 are as follows:

2013	$353
2014	51,337
2015	2,825
2016	3,178
2017	4,591
2018	93,787
Total long-term debt	$156,071

Senior credit facilities

On June 25, 2013, we closed on new $130,000 Senior Credit Facilities (the “Senior Credit Facilities”) which include (i) a $56,500 term loan A facility (“Term Loan A Facility”), (ii) a $43,500 delayed draw term loan facility (“Delayed Draw Term Loan Facility”), and (iii) a $30,000 revolving loan facility (“Revolving Loan Facility.”) The Senior Credit Facilities also include a $25,000 incremental loan arrangement subject to the company’s future needs and bank approval, although no assurances can be given that this incremental loan amount will be available to us when and if needed.

We borrowed $56,500 under the Term Loan A Facility at closing. Proceeds were used for (i) repayment of the remaining balance under 2012 Term Loan, which was terminated, (ii) approximately $16,000 for on-going working capital and other general corporate purposes, and (iii) fees and expenses associated with the new facility. Additional liquidity is available through the undrawn $30,000 Revolving Loan Facility, to be used for our on-going working capital and other general corporate purposes, replacing the previous line of credit which has been paid off and terminated, see Line of Credit Note 11.

Loans borrowed under the Term Loan A Facility, the Revolving Loan Facility or the Delayed Draw Term Loan Facility may be borrowed at rates based on the Eurodollar/LIBOR (beginning at L +3.75%) or Alternate Base Rate (ABR) (beginning at ABR + 2.75%), which may be adjusted as provided in the Credit Agreement.

The Term Loan A Facility and the Delayed Draw Term Loan Facility have a maturity date of March 31, 2018, unless extended as provided in the Credit Agreement, and the Revolving Loan Facility has a termination date of March 31, 2018, unless extended as provided in the Credit Agreement. Beginning October 1, 2013, the Term Loan A Facility is to be paid in consecutive quarterly installments of $353 on the first day of each fiscal quarter, increasing to $706 on December 31, 2014 and to $1,059 on December 31, 2016 and to $1,413 on December 31, 2017, with the remaining principal due at maturity. The Delayed Draw Term Loan Facility, if borrowed, shall be repaid in consecutive quarterly installment payments, with the remaining principal due at maturity.

The Senior Credit Facilities are secured by substantially all of the Company’s tangible and intangible assets, including intellectual property. The Credit Agreement contains customary representations and warranties of the Company and customary covenants and events of default. Availability under the Revolving Loan Facility and the Delayed Draw Term Loan Facility is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties and compliance with covenants. The Senior Credit Facilities are also subject to possible mandatory repayments from excess cash flow and other sources, such as net cash proceeds of debt or equity issuances, asset sales, casualty insurance claims and other recovery events, as described in the Credit Agreement. During the continuance of an event of default, at the request of the required lenders, all outstanding loans shall bear interest at a rate per annum equal to the rate that would otherwise be applicable thereto plus 2%, and shall be payable from time to time on demand.

7.75% Convertible notes

On May 8, 2013, we completed privately-negotiated exchange agreements with noteholders under which we retired $50,000 of our outstanding 4.5% Convertible Senior Notes due 2014 issued in 2009 (the “2014 Notes”) in exchange for $50,000 of new 7.75% Convertible Senior Notes due 2018 (the “2018 Notes”).

The 2018 Notes were issued pursuant to an indenture, dated as of May 8, 2013 (the “Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). We offered the 2018 Notes to certain holders of the 2014 Notes in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The 2018 Notes bear interest at 7.75% per year, payable semiannually in arrears in cash on June 30 and December 30 of each year, beginning on December 30, 2013. The 2018 Notes are TCS’s senior unsecured obligations and rank equally with all of its present and future senior unsecured debt and senior to any future  subordinated debts and will be effectively subordinate to all of TCS’s present and future secured debt to the extent of the collateral securing that debt.

Holders may convert the 2018 Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding June 30, 2018. The conversion rate will initially be 96.637 shares of Class A common stock per $1 (one thousand) principal amount of 2018 Notes, equivalent to an initial conversion price of $10.348 per share of Class A common stock, which is the same conversion price as the 2014 Notes. Shares of the Company’s Class A common stock into which the 2018 Notes are convertible have been reserved for issuance by the Company. We may redeem some or all of the 2018 Notes at any time on or after June 30, 2014 at the redemption prices set forth in the Indenture plus accrued and unpaid interest to the redemption date. In addition, subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their 2018 Notes upon a “fundamental change” (as defined in the Indenture) at a price equal to the purchase prices set forth in the Indenture, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2018 Notes then outstanding may declare the entire principal amount of all the 2018 Notes plus accrued interest, if any, to be immediately due and payable.

4.5% Convertible notes

In 2009, we sold $103,500 aggregate principal amount of 4.5% Convertible Senior Notes due 2014 and in the fourth quarter of 2012, we repurchased $10,000 of the outstanding 2014 Notes, plus accrued and unpaid interest. On May 8, 2013, we retired $50,000 in aggregate principal of these 2014 Notes, in exchange for $50,000 of new 7.75% Convertible Senior Notes due 2018, as discussed above. At June 30, 2013 the amount of 2014 Notes outstanding was $43,500. Subsequent to the quarter end, on July 19, 2013, we completed privately-negotiated purchase agreements with noteholders to retire an additional $9,900 of outstanding 4.5% Convertible Senior Notes, as set forth in Subsequent Event Note 16.

The 2014 Notes are not registered and were offered under Rule 144A of the Securities Act of 1933. Concurrent with the issuance of the 2014 Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that are expected to reduce the potential dilution associated with the conversion of the 2014 Notes. Holders may convert the 2014 Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate will initially be 96.637 shares of Class A common stock per $1 (one thousand) principal amount of 2014 Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions is an increase in the effective conversion premium of the 2014 Notes to $12.74 per share.

The convertible note hedge and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, which are not part of the terms of the 2014 Notes and will not affect the holders’ rights under the 2014 Notes. The cost of the convertible note hedge transactions to the Company was approximately $23,800, and was accounted for as an equity transaction in accordance with ASC 815-40, Contracts in Entity’s own Equity. The Company received proceeds of approximately $13,000 related to the sale of the warrants, which has also been classified as equity as the warrants meet the classification criteria under ASC 815-40-25, in which the warrants and the convertible note hedge transactions require settlements in shares and provide the Company with the choice of a net cash or common shares settlement. As the convertible note hedge and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid-in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.

Interest on the 2014 Notes is payable semiannually on November 1 and May 1 of each year, beginning May 1, 2010. The 2014 Notes will mature and convert on November 1, 2014, unless previously converted in accordance with their terms. The 2014 Notes are TCS’s senior unsecured obligations and rank equally with all of its present and future senior unsecured debt and senior to any future subordinated debts and will be effectively subordinate to all of TCS’s present and future secured debt to the extent of the collateral securing that debt.

As a result of the repurchase and exchange of $60,000 of the outstanding 2014 Notes, the convertible note hedge was adjusted to reflect the reduced number of outstanding 2014 Notes. The convertible note hedge transactions’ originally covering 10,001 shares was adjusted to cover proportionally fewer of shares of Class A common stock. The warrants were not affected by the retirements of the 2014 Notes.

Term loan from commercial bank

In July 2012, we borrowed $45,000 under a term loan agreement (“2012 Term Loan”) with the Silicon Valley Bank, as administrative agent and collateral agent (“SVB”.)  Approximately $19,400 of the borrowings under the 2012 Term Loan were used to pay off the prior term loan with SVB and transaction fees and approximately $20,000 were used as part of the acquisition of microDATA. The 2012 Term Loan was paid in full with funds borrowed under the new Term Loan A Facility, as discussed above.

Promissory notes payable to microDATA sellers

On July 6, 2012, we issued $14,250 in promissory notes as part of the consideration paid for our acquisition of microDATA bearing simple interest at 6%. The promissory notes are due in two installments: $7,500 plus interest was paid June 30, 2013 and $6,750 due June 30, 2014, less post-closing indemnification adjustments of $406 as of June 30, 2013, up to a maximum adjustment of $2,000. The promissory notes are effectively subordinated to TCS’s structured debt.

13. Capital Leases

We lease certain equipment under capital leases. Capital leases are collateralized by the leased assets. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at June 30, 2013:

2013	$3,255
2014	4,458
2015	2,794
2016	1,255
2017	293
Total minimum lease payments	12,055
Less: amounts representing interest	(692)
Present value of net minimum lease payments (including current portion of $5,423)	$11,363

14. Income Taxes

We reported income tax benefits of $2,649 and $3,448 for the three and six months ended June 30, 2013, respectively, as compared to $15,552 and $15,866 tax benefit recorded for the three and six months ended June 30, 2012. The benefit recorded for the six month period ended June 30, 2013 is comprised of current year tax benefit of $2,480 based on estimated annual pretax income (loss) plus a discrete adjustment of $968 related to a tax benefit resulting from the May 8, 2013 convertible note exchange. The benefit for the six month period ended June 30, 2012 is comprised of current year tax benefit of $620 based on estimated annual pretax income (loss) plus a discrete adjustment of $14,932 related to the Navigation reporting unit goodwill and long-lived asset impairment charge.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

15. Commitments and Contingencies

Some customers seek indemnification under their contractual arrangements with the Company for costs associated with defending lawsuits alleging infringement of certain patents through the use of our products and services, and the use of our products and services in combination with products and services of other vendors. In some cases we have agreed to assume the defense of the case. In others, the Company will continue to negotiate with these customers in good faith because the Company believes its technology does not infringe the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. The Company cannot currently predict the outcome of these matters and the resolutions could have a material effect on our consolidated results of operations, financial position or cash flows. Due to the inherent difficulty of predicting the outcome of litigation and other legal proceedings and uncertainties regarding the Company’s existing litigation and other legal proceedings, the Company is unable to estimate the amount or range of reasonably possible loss in excess of amounts reserved. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company’s consolidated financial statements in a future fiscal period.

The application and interpretation of applicable state and local sales and other tax laws to certain of our service and system offerings in certain jurisdictions is uncertain. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that the liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted if necessary. At June 30, 2013, the Company is subject to an on-going state and local tax audit by the Washington State Department of Revenue. As this and other tax audits progress in the normal course of business, the Company will review and adjust a provision for loss as appropriate.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

16. Subsequent Event

July 19, 2013, we completed privately-negotiated purchase agreements with noteholders to retire $9,900 in aggregate principal of its outstanding 4.5% Convertible Senior Notes at price of 100.25% plus accrued interest and commissions. We used cash to fund the repurchases. Following these transactions, $33,600 of the 4.5% Convertible Senior Notes remain outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that indemnification claims should not have a material effect on our results of operations; (b) regarding our expectations with regard our senior credit facility, notes and notes hedge transactions; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months; (d) relating to our backlog; (e) that we believe that capitalized software development costs will be recoverable from future gross profits; (f) regarding our belief that we were in compliance with our loan covenants and that we believe that we will continue to comply with these covenants; (g) regarding our expectations with regard to income tax assumptions and future stock based compensation expenses; (h) regarding our assumptions related to goodwill; (i) that a significant underperformance relative to historical or projected future operating results, significant change in the manner of our use of acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired; (j) relating to our R&D spending; and (k) regarding our reliance on funding by the U.S. government and any decrease in expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified our most critical accounting policies and estimates to be those related to the following:

-	Revenue recognition,

-	Business combinations,

-	Acquired intangible assets,

-	Goodwill,

-	Software development costs,

-	Marketable securities,

-	Stock compensation expense,

-	Income taxes, and

-	Legal and other contingencies

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

The comparability of our operating results in the first half of 2013 to the first half of 2012 is affected by our 2012 acquisition of microDATA, GSI, Inc. which occurred on July 6, 2012. Where changes in our results of operations from the first half of 2013 compared to the first half of 2012 are clearly related to this acquisition, such as revenue and increases in amortization of intangibles, we quantify the effects. The acquisition did not result in our entry into a new line of business or product category since it added products and services similar to those provided by our Commercial Segment.

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments.

Government Segment

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
Services revenue	$33.5	$32.7	$0.8	2%	$69.6	$66.0	$3.6	5%
Systems revenue	17.0	40.8	(23.8)	(58%)	33.7	64.3	(30.6)	(48%)
Total Government Segment revenue	50.5	73.5	(23.0)	(31%)	103.3	130.3	(27.0)	(21%)

Direct cost of services	24.6	24.3	0.3	1%	50.0	49.5	0.5	1%
Direct cost of systems	13.1	36.7	(23.6)	(64%)	27.0	55.0	(28.0)	(51%)
Total Government Segment cost of revenue	37.7	61.0	(23.3)	(38%)	77.0	104.5	(27.5)	(26%)

Services gross profit	8.9	8.4	0.5	6%	19.6	16.5	3.1	19%
Systems gross profit	3.9	4.1	(0.2)	(5%)	6.7	9.3	(2.6)	(28%)
Total Government Segment gross profit[1]	$12.8	$12.5	$0.3	2%	$26.3	$25.8	$0.5	2%
Segment gross profit as a percentage of revenue	25%	17%			25%	20%

[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements

The primary customers of this segment are U.S. government agencies including Department of Defense (“DoD”) and Homeland Security, domestic and foreign space programs, and the contractors that supply products and services to these government customers. TCS is a prime contractor on several multi-year, multi-billion dollar contracts, some of which are indefinite-delivery, indefinite quantity or IDIQ contracts, through which this segment generates much of its revenue. As a result, we rely on funding by the U.S. government for the programs in which we are involved. These funding levels follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the Executive Branch must propose and Congress must approve funds for a given program each government fiscal year and may significantly change — increase, reduce or eliminate — funding for a program. A decrease in expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue is generated from professional communications engineering and field support, cyber security training, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite, including resale of satellite airtime. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods. Government services revenue increased $0.8 million, or 2% for the three months ended June 30, 2013 compared to 2012, as a result of about 30% higher field support and maintenance and in-building wireless business volume, partially offset by about 40% lower professional services revenue. Government services revenue increased $3.6 million or 5% for the six months ended June 30, 2013 compared to 2012 as a result of about 40% more field support and maintenance and in-building wireless, and higher cyber security training business volume.

Direct cost of government services revenue consists of compensation, benefits and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs were higher in the three and six months ended June 30, 2013 compared to the same periods in 2012 as a result of the increased volume of services.

Our gross profit from government services increased $0.5 million, or 6% and $3.1 million, or 19% in the three and six months ended June 30, 2013, compared to the same periods in 2012 reflecting the higher volume of services noted above.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from selling secure wireless communication systems, primarily deployable satellite-based and line-of-sight deployable systems, and integration of these systems into customer networks. These are largely variations on lightweight, secure, deployable communication kits, sold mainly to units of the U.S. Department of Defense and other federal agencies. Our government systems revenue also includes electronic components, sold mainly to domestic and foreign space programs. Government systems sales decreased $23.8 million, or 58%, in the three months ended June 30, 2013 compared to 2012 due to more than 90% lower “pass through” (low-margin, low-value-add) sales as the 2012 quarter included revenue from large pass-through orders delivered in the second and third quarters of 2012. Sales of our highly reliable electronic parts were also about 30% lower due to delays in expected new funded orders. For the first six month in 2013, government systems sales were $30.6 million, or 48% lower compared to the first six months of 2012 due to about 80% less “pass through” revenue and about 40% lower sales of our highly reliable-electronic components for foreign space programs. Government systems shipments have been heavier around the Government’s September 30 fiscal year end, and timing of electronic component sales to our many customers of long standing varies due to multiple factors.

The cost of our government systems revenue consists of purchased system components, compensation and benefits, the costs of third-party contractors, and travel. These costs have varied over the periods as a direct result of changes in volume. These equipment and third-party costs are variable for our different products, so that margins fluctuate between periods based on pricing and product mix.

Our government systems gross profit decreased $0.2 million, or 5% in the second quarter, and $2.6 million, or 28% for the six months ended June 30, 2013, compared to the same periods in 2012 due to the lower sales volume. Government systems gross profit as a percentage of revenue was 23% and 20% for both the three and six month ended June 30, 2013, and was 10% and 14% for the three and six months ended June 30, 2012, respectively. The increases in gross margin as a percentage of revenue reflect less lower-margin pass-through revenue in the mix, in the current period.

Commercial Segment

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
Services revenue	$38.1	$37.8	$0.3	1%	$75.5	$76.8	$(1.3)	(2%)
Systems revenue	4.2	3.3	0.9	27%	8.8	7.5	1.3	17%
Total Commercial Segment revenue	42.3	41.1	1.2	3%	84.3	84.3	—	—

Direct cost of services	15.1	16.3	(1.2)	(7%)	31.5	35.3	(3.8)	(11%)
Direct cost of systems	4.1	2.8	1.3	46%	7.7	5.9	1.8	31%
Total Commercial Segment cost of revenue	19.2	19.1	0.1	1%	39.2	41.2	(2.0)	(5%)

Services gross profit	23.0	21.5	1.5	7%	44.0	41.5	2.5	6%
Systems gross profit	0.1	0.5	(0.4)	(80%)	1.1	1.6	(0.5)	(31%)
Total Commercial Segment gross profit[1]	$23.1	$22.0	$1.1	5%	$45.1	$43.1	$2.0	5%
Segment gross profit as a percentage of revenue	55%	54%			53%	51%

[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements.

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Our commercial services revenue is generated from hosting and maintaining software and networks for public safety 9-1-1 service for wireless, VoIP service providers, and operators of next generation 9-1-1 infrastructure (mainly state and local governments), as well as applications and infrastructure software for Location-Based Services (“LBS”) including turn-by-turn navigation and locator applications, and maintenance of text messaging platform software. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Hosted LBS service and E9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Service Answering Points (“PSAPs”), or the number of customer subscribers or sessions using our technology. Subscriber service revenue is generated by client software applications for wireless subscribers, generally on a per-subscriber per month basis. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Services also include custom software development, implementation and related service projects under time and materials or fixed-fee contracts, which are reported using percentage-of-completion accounting.

Commercial services revenue was $0.3 million, or 1% higher, in the three months ended June 30, 2013 compared to the same period in 2012 reflecting 7% higher revenue from 9-1-1 related services offset by 4% lower application and platform services revenue, including navigation. Commercial services revenue was $1.3 million, or 2% lower, in the six months ended June 30, 2013 compared to the same period in 2012 due to about 8% less application and platform services revenue, mainly due to a wireless carrier navigation application contract change reported in the second quarter of 2012, partially offset by higher 9-1-1 related network monitoring, and other professional services revenue, including about $2 million from the acquired microDATA business.

The direct cost of our commercial services revenue consists primarily of compensation and benefits, licensed location-based application content, network access, data feed and circuit costs for network operation centers and co-location facilities, and equipment and software maintenance. The direct cost of services also includes amortization of acquired and capitalized software development costs of $0.6 million and $0.3 million for the three months ended June 30, 2013 and for June 30, 2012, respectively. For the three months ended June 30, 2013, the direct cost of services revenue decreased $1.2 million, or 7%, from 2012, due mainly to lower direct labor and other direct costs. Amortization of capitalized software development costs was $1.3 million and $2 million, respectively, for the six months ended June 30, 2013 and 2012. The decrease in amortization of capitalized software development costs for the six months ended June 30, 2013 reflects the write-down of amortizable intangibles during the second quarter of 2012. The direct cost of services revenue decreased $3.8 million, or 11%, for the six months ended June 30, 2013 compared to the same period in 2012, reflecting a decrease in labor and direct costs related to custom development efforts responding to customer requests, and deployment requirements for wireless and VoIP E-9-1-1.

Commercial services gross profit for the three and six months ended June 30, 2013 increased $1.5 million, or 7%, and $2.5 million, or 6%, respectively, compared to the same periods in 2012 due to mainly to cost savings.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems to wireless carriers and state and local governments incorporating our licensed software for enablement of 9-1-1- call routing and computer-aided responder dispatch, including Next Generation 9-1-1 technology and location-based wireless services and text messaging. In July 2012, we acquired microDATA, which expanded our share of the market for Next Generation 9-1-1 technology. Revenue from our larger deployments of Next Generation 9-1-1 technology, incorporating our software and third party components, are long term contracts reported using percentage of completion accounting. We recognize revenue from the sale of patents and licensing of our intellectual property including payments for past patent infringement liabilities, upfront and non-refundable license fees, and royalty fees. Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks during the relevant period. In all cases, revenue from the licensing of our intellectual property is recognized when all of four of the revenue recognition criteria are met.

Commercial systems revenue for the three months ended June 30, 2013 increased $0.9 million compared to 2012 as a result of higher Next Generation 9-1-1 and mobility-solution license sales. Commercial systems revenue for the six months ended June 30, 2013 was $1.3 million higher compared to 2012 from higher Next Generation 9-1-1 technology revenue, mainly associated with the acquisition of microDATA in the third quarter of 2012.

The direct cost of our commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, consulting fees as well as the amortization of acquired and capitalized software development. The direct costs of systems revenue for the three and six months ended June 30, 2013 increased $1.3 million, or 46% and $1.8 million, or 31%, respectively, compared to the same periods in 2012, reflecting an increase in labor and direct costs for customer-related custom messaging and location-based system development projects, and costs associated with microDATA which was acquired  in the third quarter of 2012. During the three and six months ended June 30, 2013, direct costs of systems revenue included $1.2 million and $2.3 million, respectively, of amortization of software development costs. Comparatively, in the three and six months ended June 30, 2012, direct cost of systems revenue included $1.1 million and $2.2 million, respectively, of amortization of software development costs.

Our commercial systems gross profit for the three months ended June 30, 2013 decreased $0.4 million compared to the three months ended June 30, 2012 and decreased $0.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, as the mix in 2013 included lower margin Next Generation 9-1-1 deployment projects.

Revenue Backlog

As of June 30, 2013 and 2012, we had unfilled orders or backlog as follows:

($ in millions)	2013	2012	$	%
Commercial Segment	$224.0	$210.0	$14.0	7%
Government Segment	81.1	134.3	(53.2)	(40)%
Total funded contract backlog	$305.1	$344.3	$(39.2)	(11)%
Commercial Segment	$224.0	$210.0	$14.0	7%
Government Segment	828.4	950.3	(121.9)	(13)%
Total backlog of orders and commitments, including customer options	$1,052.4	$1,160.3	$(107.9)	(9)%
Expected to be realized within next 12 months	$195.2	$238.2	$(43.0)	(18)%

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

Operating Expenses

Research and development expense:

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
Research and development expense	$9.3	$8.9	$0.4	4%	$17.8	$17.6	$0.2	1%
% of total revenue	10%	8%			10%	8%

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

We incur R&D expense for software mainly used by commercial and government network operators. Throughout the reporting periods our R&D efforts were primarily focused on wireless location VoIP E9-1-1 and Next Generation 9-1-1, secure satellite-based communication technology for government customers and applications for network operators, telematics supply chain and network security. We continually assess our spending on R&D to ensure our resources are focused on technology that is expected to achieve the highest level of success.

In addition to company deliverables, our research and development expenditures and acquisitions have yielded a portfolio of 328 patents as of quarter end, including 37 patents through a small technology tuck-in purchase during the quarter, and about 400 patent applications pending, primarily for wireless location-based technology. During 2012 we began a systematic program of monetizing this portfolio through patent and license sales and other arrangements with partners and licensees.

Research and development expenses increased $0.4 million and $0.2 million for the three and six months ended June 30, 2013 versus the comparable period of 2012 primarily due to expenditures in improve our highly reliable tactical communication solutions offset by work done on custom development efforts (reported as cost of revenue), and by personnel reductions.

Sales and marketing expense:

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
Sales and marketing expense	$7.7	$7.6	$0.1	1%	$15.8	$15.1	$0.7	5%
% of total revenue	8%	7%			8%	7%

Our sales and marketing expenses include fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our solutions through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. government primarily through direct sales professionals, and to foreign customers through agency and subcontractor arrangements. Sales and marketing expenses increased $0.1 million and $0.7 million for the three and six months ended June 30, 2013 versus the comparable periods of 2012 due to increases in sales personnel, higher costs of key trade event visibility.

General and administrative expense:

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
General and administrative expense	$15.0	$13.0	$2.0	15%	$28.7	$25.3	$3.4	13%
% of total revenue	16%	11%			15%	12%

General and administrative (“G&A”) expense primarily represents management, finance, legal (including intellectual property management), human resources and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred.

The $2 million increase in G&A expense for the three months ended June 30, 2013 and the $3.4 million increase in G&A expense for the six months ended June 30, 2013 compared to the same periods in 2012 is mainly due to incremental costs associated with microDATA, which was acquired in the third quarter of 2012, higher spending on the security and operations of internal data networks, and an increase in G&A expenses related to our intellectual property monetization efforts.

Depreciation and amortization of property and equipment:

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
Depreciation and amortization of property and equipment	$3.6	$3.4	$0.2	6%	$7.1	$6.8	$0.3	4%
Average gross cost of property and equipment during the period	$126.2	$118.2			$124.6	$116.5

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

Depreciation expense has increased year-over-year as a result of cumulative capital expenditures made over time. Our depreciable asset base increased primarily as a result of additions to property and equipment of about $8.2 million in the first half of 2013.

Amortization of acquired intangible assets:

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
Amortization of acquired intangible assets	$1.2	$0.7	$0.5	71%	$2.3	$2.1	$0.2	10%

The amortization of acquired intangible assets results from our acquisitions. These assets are being amortized over their estimated useful lives of between four and nineteen years. The increase in amortization of acquired intangibles is as a result of the 2012 acquisition of microDATA.

Interest expense:

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
Interest expense incurred on bank and other notes payable	$0.8	$0.2	$0.6	300%	$1.3	$0.6	$0.7	117%
Interest expense incurred on convertible note financing	1.3	1.2	0.1	8%	2.4	2.3	0.1	4%
Interest expense incurred on capital lease obligations	0.1	0.2	(0.1)	(50)%	0.3	0.4	(0.1)	(25)%
Amortization of deferred financing fees	1.4	0.2	1.2	600%	1.7	0.4	1.3	325%
Total interest and financing expense	$3.6	$1.8	$1.8	100%	$5.7	$3.7	$2.0	54%

Interest expense is incurred under bank and other notes payable, convertible note financing, and capital lease obligations. Financing expense reflects amortization of deferred up-front financing expenditures at the time of contracting for financing arrangements, which are being amortized over the term of the note or the life of the facility.

Interest and financing expenses were higher in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 due mainly to interest on the 2012 microDATA promissory note and the amortization of deferred financing fees reflecting the write-off of the 2012 bank term loan and a prorated write-off of the convertible notes financing fees.

On June 25, 2013, we closed on a new Senior Secured Credit Facility; see Note 12 in the Notes to the Consolidated Financial Statements above for additional details. Interest on our Term Loan A facility and our Revolving Loan Facility are calculated based on Eurodollar/LIBOR (beginning at L+3.75%) or Alternate Base Rate (“ABR”) (beginning at ABR +2.75%), which may be adjusted as provided in the Credit Agreement.

Interest on our previous bank term loan was calculated based on a floating per annum rate equal to three quarters of a percentage point (0.75%) above the bank’s prime rate and interest on any borrowings under our previous line of credit arrangement was 0.5% above the prime rate.

At June 30, 2013, we had borrowed $56.5 million under the Term Loan A Facility. We did not have any borrowings under Revolving Loan Facility and had $30 million of availability. Interest and fees on our Revolving Loan Facility and our previous line of credit in the three and six months ended June 30, 2013 and 2012 were de minimis.

On November 16, 2009, we sold $103.5 million of 4.5% convertible senior notes due 2014 (“2014 Notes”), see Note 12 in the Notes to the Consolidated Financial Statements above. Interest on the 2014 Notes is payable semiannually on November 1 and May 1 of each year, beginning May 1, 2010. The 2014 Notes will mature and convert on November 1, 2014, unless previously converted in accordance with their terms. During the fourth quarter of 2012, we repurchased $10 million of the 2014 Notes. Subsequent to the quarter end, on July 19, 2013, we completed the repurchase of an additional $9.9 million of the 2014 Notes leaving $33.6 million in aggregate principal amount of the 2014 Notes outstanding.

On May 8, 2013, we completed privately-negotiated exchange agreements with 4.5% noteholders under which we retired $50 million of our outstanding 2014 Notes in exchange for  $50 million of new 7.75% Convertible Senior Notes due 2018 (“2018 Notes”.) The 2018 Notes bear interest at a rate of 7.75% per year, payable semiannually in arrears in cash on June 30 and December 30 of each year, beginning on December 30, 2013.

On July 6, 2012, we issued $14.3 million in promissory notes to sellers as part of the consideration for the acquisition of microDATA bearing simple interest at 6%. The promissory notes are due in two installments: $7.5 million plus interest paid June 30, 2013 and $6.8 million, less adjustments for post-closing indemnifications of $0.4 million as of June 30, 2013, up to $2 million, plus interest due June 30, 2014.

Our capital lease obligations include interest at various amounts depending on the lease arrangement. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year.

Other income (expenses), net:

Other income (expenses), net, includes adjustments to the estimated payments under earn-out arrangements that were part of the consideration for our acquisitions, as well as interest income earned and realized gains on investment accounts and foreign currency translation/transaction gain or loss, which is dependent on fluctuation in exchange rates. Other income, net also includes the effects of foreign currency revaluation on our cash, receivables and deferred revenues that are stated in currencies other than U.S dollars.

Income taxes:

In the first half of 2013, we recorded a tax benefit of $3.4 million, representing an effective tax rate of 56%. For the first six months of 2012, we recorded a tax provision of $15.8 million, representing an effective tax rate of 12%. The tax benefit recorded for the first six months of 2013 is higher than would be normally expected as a result of a $1 million discrete item related to a tax benefit in connection with the May 8, 2013 convertible note exchange.  The tax benefit for the first six months of 2012 was lower than would be normally expected as a result of a $14.9 million discrete item related to the $125.7 million Navigation reporting unit goodwill and long-lived asset impairment charge.

Net loss:

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
Net loss	$(1.9)	$(111.1)	$109.2	98%	$(2.7)	$(111.5)	$108.8	98%

Net loss was lower in the three and six months ended June 30, 2013 compared to the same periods in 2012, due mainly to the second quarter 2012 Navigation reporting unit goodwill and other intangible asset impairment charge. Our higher gross profits were offset by an increase, R&D, and selling, general and administrative expenses, and other factors discussed above.

Liquidity and Capital Resources

	Six Months Ended June 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%
Net cash and cash equivalents provided by/(used in):
Operating activities:
Net loss	$(2.7)	$(111.5)	$108.8	98%
Non-cash charges	19.0	19.1	(0.1)	(1)%
Non-cash impairment of goodwill and long-lived assets	—	125.7	(125.7)	(100)%
Deferred income tax provision	(3.4)	(16.0)	12.6	79%
Net changes in working capital including changes in other assets	18.6	18.1	0.5	3%
Net operating activities	31.5	35.4	(3.9)	(11)%
Investing activities:
Proceeds from sale and maturity of marketable securities, net	1.5	3.1	(1.6)	(52)%
Earn-out payment related to 2009 acquisition	—	(3.6)	3.6	100%
Purchases of property and equipment	(8.2)	(16.1)	7.9	49%
Capital purchases funded through leases	2.2	3.4	(1.2)	(35)%
Purchases of property and equipment, net of assets funded through leases	(6.0)	(12.7)	6.7	53%
Capitalized software development costs	(1.7)	(0.5)	(1.2)	(240)%
Net investing activities	(6.2)	(13.7)	7.5	55%
Financing activities:
Proceeds from bank and other debt borrowings	56.5	3.5	53.0	NM
Payments on long-term debt and capital leases	(58.4)	(20.9)	(37.5)	(179)%
Other financing activities	(0.4)	0.5	(0.9)	(180)%
Net financing activities	(2.3)	(16.9)	14.6	86%
Net change in cash and cash equivalents	$23.0	$4.8	$18.2	379%
Days revenue outstanding in accounts receivable including unbilled receivables	73	64

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, debt and capital leases, and issuance of public equity.

Sources and uses of cash: At June 30, 2013, our cash and cash equivalents balance was approximately $59.6 million and when added to marketable securities, our total liquid funds were $72.8 million. At June 30, 2012, cash and equivalents were $45.8 million, and when marketable securities were added, the total was $61.6 million.

Operations: Cash generated by operating activities was $31.5 million for the first half of 2013 compared to $35.4 million for the first half of 2012. The first half of 2013 decrease in working capital over the year end 2012 level was comprised of a decrease in accounts receivables and in unbilled receivables due to customer payments and invoicing agreement terms, offset by a decrease in accounts payable due to the timing of vendor payments, a decrease in deferred revenue due to timing of percentage of completion projects and an increase in inventory.

Investing activities: Fixed asset additions, excluding assets funded by leasing, were approximately $8.2 million and $16.1 million, for the six months ended June 30, 2013 and 2012, respectively. Also, investments were made in development of software for resale which had reached the stage of development calling for capitalization, in the amounts of $1.7 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively. During the quarter ended June 30, 2012, we made the final $3.6 million earn-out payment related to a 2009 acquisition.

Financing activities: Financing activities during the six months ended June 30, 2013 included new Senior Credit Facilities agreement and retirement of $50 million of our outstanding convertible notes in exchange for new $50 million convertible notes, as described under Capital Resources below. We paid off and terminated our prior term loan. We also made our scheduled $7.5 million payment due on our promissory notes payable and made our regularly scheduled capital lease payments of $3.1 million. Fixed assets acquired under capital leases during the six months ended June 30, 2013 and 2012 were valued at $2.2 million and $3.4 million, respectively.

Capital Resources:

Senior debt: On June 25, 2013, we closed on new $130 million Senior Credit Facilities (the “Senior Credit Facilities”.) The Senior Credit Facilities include (i) a $56.5 million term loan A facility (“Term Loan A Facility”), (ii) a $43.5 million delayed draw term loan facility (“Delayed Draw Term Loan Facility”), and (iii) a $30 million revolving loan facility (“Revolving Loan Facility.”) The Senior Credit Facilities also include a $25 million incremental loan arrangement subject to the company’s future needs and bank approval, although no assurance can be given that this incremental loan amount will be available to us when and if needed.

We borrowed $56.5 million under the Term Loan A Facility at closing. Proceeds were used for (i) repayment of the remaining balance under 2012 Term Loan, which was terminated (ii) approximately $16 million for on-going working capital and other general corporate purposes, and (iii) fees and expenses associated with the new facility. Additional liquidity is available through the undrawn $30 million Revolving Loan Facility, to be used for our on-going working capital and other general corporate purposes, replacing the revolving line under the 2009 Loan and Security Agreement which has been paid off and terminated.

Loans borrowed under the Term Loan A Facility, the Revolving Loan Facility or the Delayed Draw Term Loan Facility may be borrowed at rates based on the Eurodollar/LIBOR (beginning at L +3.75%) or Alternate Base Rate (ABR) (beginning at ABR + 2.75%), which may be adjusted as provided in the Credit Agreement. The Term Loan A Facility and the Delayed Draw Term Loan Facility have a maturity date of March 31, 2018, unless extended as provided in the Credit Agreement, and the Revolving Loan Facility has a termination date of March 31, 2018, unless extended as provided in the Credit Agreement. Beginning October 1, 2013, the Term Loan A Facility is to be paid in consecutive quarterly installments of $0.4 million on the first day of each fiscal quarter, increasing to $0.7 million on December 31, 2014 and to $1.1 million on December 31, 2016 and to $1.4 million on December 31, 2017, with the remaining principal due at maturity. The Delayed Draw Term Loan Facility, if borrowed, shall be repaid in consecutive quarterly installment payments, with the remaining principal due at maturity.

The Senior Credit Facilities are secured by substantially all of the Company’s tangible and intangible assets, including intellectual property. The Credit Agreement contains customary representations and warranties of the Company and customary covenants and events of default. Availability under the Revolving Loan Facility and the Delayed Draw Term Loan Facility is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties and compliance with covenants. The Senior Credit Facilities are also subject to possible mandatory repayments from excess cash flow and other sources, such as net cash proceeds of debt or equity issuances, asset sales, casualty insurance claims and other recovery events, as described in the Credit Agreement. During the continuance of an event of default, at the request of the required lenders, all outstanding loans shall bear interest at a rate per annum equal to the rate that would otherwise be applicable thereto plus 2%, and shall be payable from time to time on demand.

In July 2012, we borrowed $45 million under our term loan agreement (“2012 Term Loan”) with Silicon Valley Bank (“SVB”), as administrative and collateral agent. Approximately $19 million of the borrowings under the 2012 Term Loan were used to pay off outstanding indebtedness under its prior term loan with SVB and transaction fees associated with the Amendment, and approximately $20 million was used as part of the acquisition of privately-held microDATA. The 2012 Term Loan was paid in full with funds borrowed under the new Term Loan A Facility, as discussed above.

7.75% Convertible Notes: On May 8, 2013, we completed privately-negotiated exchange agreements with noteholders and retired $50 million of our outstanding 4.5% Convertible Senior Notes due 2014 issued in 2009 (“2014 Notes”) in exchange for $50 million of new 7.75% Convertible Senior Notes due 2018 (“2018 Notes”.) As of June 30, 2013, the amount of 2014 Notes outstanding was $43.5 million. The 2018 Notes were  issued pursuant to an indenture, dated as of May 8, 2013 (the “Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”.)We offered the 2018 Notes to certain holders of the 2014 Notes in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The 2018 Notes bear interest at a rate of 7.75% per year, payable semiannually in arrears in cash on June 30 and December 30 of each year, beginning on December 30, 2013. Holders may convert the 2018 Notes at their option prior to June 30, 2018. The 2018 Notes have the same conversion rate as the 2014 Notes, which is 96.637 shares of Class A common stock one thousand dollars principal amount of 2018 Notes, equivalent to a conversion price of $10.348 per share of Class A common stock. Shares of the Company’s Class A common stock into which the 2018 Notes are convertible have been reserved for issuance by the Company. We may redeem some or all of the 2018 Notes at any time on or after June 30, 2014 at the redemption prices set forth in the Indenture plus accrued and unpaid interest to the redemption date. In addition, subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their 2018 Notes upon a “fundamental change” (as defined in the Indenture) at a price equal to the purchase prices set forth in the Indenture, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2018 Notes then outstanding may declare the entire principal amount of all the 2018 Notes plus accrued interest, if any, to be immediately due and payable.

4.5% Convertible Notes: In 2009, we sold $103.5 million aggregate principal amount of 4.5% Convertible Senior Notes due 2014 and in the fourth quarter of 2012, we repurchased $10 million of the outstanding 2014 Notes, plus accrued and unpaid interest and recorded a gain on the early retirement of $0.4 million. The 2014 Notes are not registered and were offered under Rule 144A of the Securities Act of 1933. Concurrent with the issuance of the 2014 Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that are expected to reduce the potential dilution associated with the conversion of the 2014 Notes. Holders may convert the 2014 Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate is initially be 96.637 shares of Class A common stock per one thousand principal amount of 2014 Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions, described below, is an increase in the effective conversion premium of the 2014 Notes to $12.74 per share.

The convertible note hedge and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, which are not part of the terms of the 2014 Notes and will not affect the holders’ rights under the 2014 Notes. The cost of the convertible note hedge transactions to the Company was approximately $23.8 million, and has been accounted for as an equity transaction in accordance with ASC 815-40, Contracts in Entity’s own Equity. The Company received proceeds of approximately $13 million related to the sale of the warrants, which has also been classified as equity as the warrants meet the classification criteria under ASC 815-40-25, in which the warrants and the convertible note hedge transactions require settlements in shares and provide the Company with the choice of a net cash or common shares settlement. As the convertible note hedge and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid-in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. As a result of the repurchase and exchange of $60 million of the outstanding 2014 Notes, the convertible note hedge was adjusted to reflect the reduced amount of outstanding 2014 Notes. The convertible note hedge transactions’ originally covering 10 million shares was adjusted to cover proportionally fewer shares of Class A common stock. The warrants are not affected by the retirements of 2014 Notes.

Subsequent to the quarter end, on July 19, 2013, we completed  privately-negotiated purchase agreements with noteholders to retire $9.9 million of outstanding 4.5% Convertible Senior Notes due in 2014 at a price of 100.25% of par plus accrued interest and commissions. We used cash to fund the repurchases. Following these transactions, $33.6 million of the 4.5% Convertible Senior Notes remain outstanding.

Seller Notes: On July 6, 2012, we issued $14.3 million in promissory notes as part of the consideration paid for the acquisition of microDATA bearing simple interest at 6%. The promissory notes are due in two installments: $7.5 million plus interest due June 30, 2013 and $6.8 million, less adjustments for post-closing indemnifications of $0.4 million, up to a maximum adjustment of $2 million, plus interest due June 30, 2014. The promissory notes are effectively subordinated to our structured debt and structurally subordinated to any of our present and future indebtedness and other obligations of our subsidiaries.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have a $30 million undrawn Revolving Loan Facility through March 2018, and borrowing capacity available to us under a capital lease facility. The remainder of the outstanding 2014 Notes mature in December 2014 and the 2018 Notes mature in 2018. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities, raise capital in private transactions in order to meet our capital requirements, or repurchase the remainder of the outstanding 2014 Notes, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Contractual Commitments

As of June 30, 2013, our most significant commitments consisted of our term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations mainly represent contracts for parts and services in connection with our government satellite services and systems offerings. Contractual acquisition earn-outs consist of contingent consideration included as part of the purchase price of our acquisition.

As of June 30, 2013, except where noted, our commitments consisted of the following:

($ in millions)	Within 12 Months	1-3 Years	3-5 Years	More Than 5 Years	Total
7.75% Convertible notes obligation due 2018	$4.5	$7.8	$57.7	$—	$70.0
4.5% Convertible notes obligation due 2014	1.9	44.5	—	—	46.4
Senior term loan	2.8	9.6	53.9	—	66.3
Operating leases	7.4	16.6	1.9	0.3	26.2
Purchase obligations	6.2	2.3	—	—	8.5
Promissory notes payable to microDATA sellers	6.4	—	—	—	6.4
Capital lease obligations	5.8	6.2	—	—	12.0
Contractual acquisition earn-outs	1.1	—	—	—	1.1
Total contractual commitments	$36.1	$87.0	$113.5	$0.3	$236.9

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2012 Annual Report on Form 10-K.

Foreign Currency Risk

For the three and six months ended June 30, 2013, we generated $9.5 million and $19.2 million, respectively, of revenue outside the U.S, mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of June 30, 2013, we had approximately $0.3 million of billed accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During the first half of 2013, our average receivables subject to foreign currency exchange risk was $0.5 million. We had an average balance of $0.1 million of unbilled receivables and an average balance of $0.3 million of deferred revenue denominated in foreign currency during the first half of 2013. We recorded immaterial transaction gains or losses on foreign currency denominated receivables and deferred revenue for the three and six months ended June 30, 2013.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2013.

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

Some customers seek indemnification under their contractual arrangements with the Company for costs associated with defending lawsuits alleging infringement of certain patents through the use of our products and services, and the use of our products and services in combination with products and services of other vendors. In some cases we have agreed to assume the defense of the case. In others, the Company will continue to negotiate with these customers in good faith because the Company believes its technology does not infringe the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. The Company cannot currently predict the outcome of these matters and the resolutions could have a material effect on our consolidated results of operations, financial position or cash flows. Due to the inherent difficulty of predicting the outcome of litigation and other legal proceedings and uncertainties regarding the Company’s existing litigation and other legal proceedings, the Company is unable to estimate the amount or range of reasonably possible loss in excess of amounts reserved. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company’s consolidated financial statements in a future fiscal period.

The application and interpretation of applicable state and local sales and other tax laws to certain of our service and system offerings in certain jurisdictions is uncertain. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that the liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted if necessary. At June 30, 2013, the Company is subject to an on-going state and local tax audit by the Washington State Department of Revenue. As this and other tax audits progress in the normal course of business, the Company will review and adjust a provision for loss as appropriate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine and Safety Disclosures

None.

Item 5. Other Information

(a) None

(b) None.

Item 6. Exhibits

Exhibit Numbers	Description

10.31	Senior Secured Credit Facilities, Credit Agreement dated June 25, 2013

10.32	Amendment No. 1 to the Credit Agreement dated July 29, 2013

31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of August 2013.

TELECOMMUNICATION SYSTEMS, INC.

By:	/S/ MAURICE B. TOSÉ
Maurice B. Tosé
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/S/ MAURICE B. TOSÉ	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Maurice B. Tosé August 5, 2013

/S/ THOMAS M. BRANDT, JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas M. Brandt, Jr. August 5, 2013