Form 10-Q
period 2013-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2013-11-04
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares outstanding as of October 30, 2013
Class A Common Stock, par value
$0.01 per share	53,555,756
Class B Common Stock, par value
$0.01 per share	5,147,769
Total Common Stock Outstanding	58,703,525

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,659	$36,623
Marketable securities	16,735	14,875
Accounts receivable, net of allowance of $653 in 2013 and $394 in 2012	57,541	83,013
Unbilled receivables	19,341	23,095
Inventory	10,811	11,084
Deferred tax assets	14,455	9,813
Deferred project costs and other current assets	16,154	15,394
Total current assets	178,696	193,897
Property and equipment, net of accumulated depreciation and amortization of $82,812 in 2013 and $72,050 in 2012	50,795	49,270
Software development costs, net of accumulated amortization of $32,849 in 2013 and $27,317 in 2012	15,385	18,929
Acquired intangible assets, net of accumulated amortization of $13,323 in 2013 and $9,895 in 2012	22,744	26,172
Goodwill	112,450	112,450
Deferred tax assets	6,233	6,233
Other assets	6,864	6,761
Total assets	$393,167	$413,712
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$39,898	$37,703
Accrued payroll and related liabilities	11,459	18,406
Deferred revenue	25,274	26,527
Current portion of bank borrowings, notes payable, and capital lease obligations	12,271	28,657
Total current liabilities	88,902	111,293
Notes payable and capital lease obligations, less current portion	139,728	138,939
Other liabilities	1,319	2,378
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares—225,000,000; issued and outstanding shares of 53,555,756 in 2013 and 53,037,097 in 2012	536	531
Class B Common Stock; $0.01 par value:
Authorized shares—75,000,000; issued and outstanding shares of 5,147,769 in 2013 and 5,247,769 in 2012	51	52
Additional paid-in capital	339,060	334,058
Accumulated other comprehensive income	15	50
Accumulated deficit	(176,444)	(173,589)
Total stockholders’ equity	163,218	161,102
Total liabilities and stockholders’ equity	$393,167	$413,712

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Services	$72,034	$79,096	$217,143	$221,983
Systems	23,999	60,960	66,526	132,730
Total revenue	96,033	140,056	283,669	354,713
Direct costs of revenue
Direct cost of services revenue	39,573	45,545	121,096	130,427
Direct cost of systems revenue	20,677	50,385	55,402	111,244
Total direct cost of revenue	60,250	95,930	176,498	241,671

Services gross profit	32,461	33,551	96,047	91,556
Systems gross profit	3,322	10,575	11,124	21,486
Total gross profit	35,783	44,126	107,171	113,042

Operating expenses
Research and development expense	7,898	9,799	25,745	27,392
Sales and marketing expense	6,684	8,041	22,445	23,144
General and administrative expense	13,824	14,931	42,552	40,276
Depreciation and amortization of property and equipment	3,768	3,689	10,885	10,499
Amortization of acquired intangible assets	1,142	1,431	3,427	3,520
Impairment of goodwill and long-lived assets	—	—	—	125,703
Total operating expenses	33,316	37,891	105,054	230,534
Income (loss) from operations	2,467	6,235	2,117	(117,492)

Interest expense	(2,173)	(2,088)	(6,126)	(5,367)
Amortization of deferred financing fees	(1,538)	(190)	(3,275)	(568)
Loss on early retirement of debt	(151)	—	(151)	—
Other income (expense), net	46	(115)	(62)	(83)
Net income (loss) before income taxes	(1,349)	3,842	(7,497)	(123,510)
Income tax benefit	1,194	337	4,642	16,203
Net income (loss)	$(155)	$4,179	$(2,855)	$(107,307)

Net income (loss) per share-basic	$(0.00)	$0.07	$(0.05)	$(1.86)
Net income (loss) per share-diluted	$(0.00)	$0.07	$(0.05)	$(1.86)

Weighted average shares outstanding-basic	58,687	58,019	58,574	57,806
Weighted average shares outstanding-diluted	58,687	68,505	58,574	57,806

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(155)	$4,179	$(2,855)	$(107,307)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	—	(13)	(7)
Unrealized gains (loss) on securities:
Arising during the period	24	23	(17)	62
Reclassification to net income (loss)	(7)	6	(5)	(4)
Net unrealized gains (loss)	17	29	(22)	58
Other comprehensive income (loss)	14	29	(35)	51

Comprehensive income (loss)	$(141)	$4,208	$(2,890)	$(107,256)

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
Operating activities:	2013	2012
Net loss	$(2,855)	$(107,307)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and long-lived assets	—	125,703
Depreciation and amortization of property and equipment	10,885	10,499
Stock-based compensation expense	5,294	6,760
Amortization of capitalized software development costs	5,532	5,910
Amortization of acquired intangible assets	3,427	3,520
Amortization of investment premiums and accretion of discounts, net	(65)	341
Deferred tax benefit	(4,642)	(16,370)
Loss on early retirement of debt	151	—
Amortization of deferred financing fees	3,275	568
Other non-cash adjustments	1,471	2,009
Changes in operating assets and liabilities:
Accounts receivable, net	25,453	4,685
Unbilled receivables	3,754	997
Inventory	273	(3,454)
Deferred project costs and other current assets	(760)	1,280
Other assets	(3,378)	1,056
Accounts payable and accrued expenses	70	(719)
Accrued payroll and related liabilities	(6,947)	(3,798)
Deferred revenue	(1,253)	6,347
Other liabilities	(1,059)	327
Subtotal—Changes in operating assets and liabilities	16,153	6,721
Net cash provided by operating activities	38,626	38,354

Investing activities:
Acquisitions, net of cash acquired	—	(20,786)
Purchases of property and equipment	(8,995)	(15,222)
Purchases of marketable securities	(7,795)	(3,046)
Proceeds from sale and maturity of marketable securities	5,749	6,626
Capitalized software development costs	(1,962)	(761)
Net cash used in investing activities	(13,003)	(33,189)

Financing activities:
Proceeds from bank and other borrowings	66,500	48,500
Payments on bank borrowings, notes payable, and capital lease obligations	(84,799)	(42,101)
Earn-out payment related to 2009 acquisition	—	(3,863)
Payments of tax withholdings on restricted stock	(457)	—
Proceeds from exercise of employee stock options and sale of stock	169	674
Net cash provided by/(used in) financing activities	(18,587)	3,210

Net Increase in cash	7,036	8,375
Cash and cash equivalents at the beginning of the period	36,623	40,898

Cash and cash equivalents at the end of the period	$43,659	$49,273

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(amounts in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2012 Annual Report on Form 10-K. The terms “TCS”, “Company”, “we”, “us” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

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

In the second quarter of 2012, we received notice from a significant navigation application customer that it intended to adjust pricing for TCS services. Management considered this to be an indicator that we should evaluate the long-lived assets (including goodwill and other intangible assets) related to our 2009 acquisition of Networks In Motion, operating as our Navigation unit, for potential impairment. As a result, we recorded a $125,703 impairment charge in the second quarter of 2012 for the excess of the carrying value of goodwill, long-lived (fixed) assets including capitalized software for internal use, software development costs and acquired intangibles over the estimated fair value. No triggering events occurred with regard to other reporting units, so an interim analysis of other units was not completed.

In performing our annual goodwill impairment testing during the fourth quarter of 2012, we used a market approach based on observable public comparable company multiples for all reporting units. For our Navigation and Cyber Intelligence reporting units, we also used a discounted cash flow analysis. Where multiple approaches were used, we weighted the results from different methods to estimate the reporting unit’s fair value. Our discounted cash flow models were based on our expectation of future market conditions for each of the reporting units, as well as discount rates that would be used by market participants in an arms-length transaction. Future events could cause us to conclude that market conditions have declined or discount rates have increased to the extent that our goodwill could be impaired. It is not possible at this time to determine if any such future impairment charge would result. There was no indication of any further impairment in any of our reporting units during the 2012 annual testing and accordingly, the second step of the goodwill impairment analysis was not performed.

Earnings per share. Basic net income (loss) per common share is based upon the average number of shares of common stock outstanding during the period. Stock options and restricted stock of approximately 11,500 shares and 14,700 shares for the three and nine months ended September 30, 2013, respectively, and 32,100 shares and 25,200 shares for the three and nine months ended September 30, 2012, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

For the three and nine months ending September 30, 2013 and for the nine months ended September 30, 2012, shares issuable upon conversion of convertible debt were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. Shares issuable upon conversion of the convertible debt notes were included in the weighted average diluted shares for the three months ended September 30, 2012. Concurrent with the issuance of the convertible notes, we entered into convertible note hedge and warrant transactions. If the Company’s share price is greater than the warrant exercise price of $12.74 per share for any period presented, the warrants would be dilutive to the Company’s earnings per share. The convertible note hedge is excluded from the calculation of diluted earnings per share as the impact is always considered anti-dilutive since the call option would be exercised by us when the exercise price is lower than the market price. For the three and nine months ending September 30, 2013 and 2012, the Company’s share price was less than the warrant exercise price of $12.74, therefore no value was assigned to the warrants because the effect of their inclusion would have been anti-dilutive.

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

The following table summarizes the computations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss), basic ............................................	$(155)	$4,179	$(2,855)	$(107,307)
Adjustment for assumed dilution:
Interest on 4.5% convertible notes, net of taxes................	—	718	—	—
Net income (loss), diluted ..........................................	$(155)	$4,897	$(2,855)	$(107,307)

Denominator:
Total basic weighted-average common shares outstanding .....	58,687	58,019	58,574	57,806
Effect of dilutive stock options and restricted stock based on treasury stock method ............................................	—	484	—	—
Effect of 4.5% convertible notes, based on “if converted” method .............................................................	—	10,002	—	—
Weighted average diluted shares ..................................	58,687	68,505	58,574	57,806

Basic earnings per common share:
Net income (loss) per share-basic ...............................	$(0.00)	$0.07	$(0.05)	$(1.86)
Diluted earnings per common share:
Net income (loss) per share-diluted .............................	$(0.00)	$0.07	$(0.05)	$(1.86)

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

In July 2013, the FASB amended guidance related to income taxes and the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

2. Stock-Based Compensation

Restricted Stock

We had 1,770 and 1,428 restricted stock units outstanding at a weighted-average grant date fair value per share of $2.75 and $3.00 as at September 30, 2013 and 2012, respectively. Share-based compensation expense is recognized on a straight line basis, for only those shares expected to vest over the requisite service period of the award, which is generally the vesting over one year for directors and vest in annual increments over three years for executives conditional on continued employment.

Stock Options

We had 17,506 and 17,229 stock options outstanding as at September 30, 2013 and 2012, respectively. During the nine months of 2013, we granted 2,319 options and had exercises of 87 options. Share-based compensation expense is recognized on a straight line basis, net of any estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally 5 years.

Total Stock-Based Compensation

We recognized total share-based compensation expense of $1,503 and $2,015 in the three months ended September 30, 2013 and 2012, respectively, and $5,294 and $6,760 in the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and 2012, we had $6,721 and $10,369, respectively, of total unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of approximately 3 years, respectively.

3. Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $1,351 and $3,524 during the three and nine months ended September 30, 2013, respectively. We acquired $915 and $4,268 of property under capital leases during the three and nine months ended September 30, 2012, respectively.

Interest paid totaled $556 and $3,919 during the three and nine months ended September 30, 2013, respectively. We paid $739 and $4,105 during the three and nine months ended September 30, 2012, respectively.

Income taxes and estimated state income taxes paid totaled $36 and $326, respectively, during the three and nine months ended September 30, 2013, respectively. Income taxes paid totaled $173 and $982 for the three and nine months ended September 30, 2012, respectively.

4. Marketable Securities

Available-for-sale marketable securities at September 30, 2013 were:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$15,762	$27	$(7)	$15,782
Mortgage-backed and asset-backed securities	954	—	(1)	953
Total marketable securities	$16,716	$27	$(8)	$16,735

The estimated fair value of available-for-sale marketable securities by contractual maturity at September 30, 2013 were:

Fair Value
Due within 1 year or less	$5,316
Due within 1-2 years	7,621
Due within 2-3 years	3,798
$16,735

Available-for-sale marketable securities at December 31, 2012 were:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$13,102	$42	$(3)	$13,141
Mortgage-backed and asset-backed securities	1,732	3	(1)	1,734
Total marketable securities	$14,834	$45	$(4)	$14,875

The estimated fair value of available-for-sale marketable securities by contractual maturity at December 31, 2012 were:

Fair Value
Due within 1 year or less	$7,251
Due within 1-2 years	3,557
Due within 2-3 years	4,067
$14,875

5. Fair Value Measurements

Our assets and liabilities subject to fair value measurements on a recurring basis and the required disclosures were:

As of September 30, 2013	Fair Value Total	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$43,659	$43,659	$—	$—
Corporate bonds	15,782	15,782	—	—
Mortgage-backed and asset-backed securities	953	953	—	—
Marketable securities	16,735	16,735	—	—
Deferred compensation plan investments	947	947	—	—
Assets at fair value	$61,341	$61,341	$—	$—
Liabilities:
Deferred compensation	$597	$597	—	$—
Contractual acquisition earn-outs	342	—	—	342
Liabilities at fair value	$939	$597	$—	$342

As of December 31, 2012	Fair Value Total	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$36,623	$36,623	$—	$—
Corporate bonds	13,141	13,141	—	—
Mortgage-backed and asset-backed securities	1,734	1,734	—	—
Marketable securities	14,875	14,875	—	—
Deferred compensation plan investments	690	690	—	—
Assets at fair value	$52,188	$52,188	$—	$—
Liabilities:
Deferred compensation	$394	$394	$—	$—
Contractual acquisition earn-outs	508	—	—	508
Liabilities at fair value	$902	$394	$—	$508

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

The following table provides a summary of the changes in the our contractual acquisition earn-outs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2013	$508
Issuances	—
Fair value adjustment recognized in earnings	(166)
Balance at September 30, 2013	$342

Long-term debt, excluding leases, consists of borrowings under Senior Credit Facilites, 4.5% and 7.75% convertible senior notes, and promissory notes; see Note 11. The long-term debt, excluding leases, is currently reported at the borrowed amounts outstanding. At September 30, 2013, the estimated fair value of long-term debt, excluding leases, was $129,175 versus a carrying value of $140,829. At September 30, 2012, the estimated fair value of long-term debt, excluding leases, was $148,130 versus a carrying value of $161,850. The estimated fair value is based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.

Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be impaired. For the three and nine months ended September 30, 2013, there was no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis. During the second quarter of 2012, our Navigation reporting unit’s goodwill and long-lived assets with a carrying value of $164,500 at March 31, 2012 were written down to their estimated fair value of $38,797, resulting in an impairment charge of 125,703.

6. Segment Information

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

The following tables set forth the results of our reportable segments and a reconciliation of segment gross profit to net income (loss):

	Three Months Ended September 30,
	2013			2012
	Gvmt	Comm.	Total	Gvmt	Comm.	Total
Revenue
Services	$34,817	$37,217	$72,034	$37,890	$41,206	$79,096
Systems	17,497	6,502	23,999	53,846	7,114	60,960
Total revenue	52,314	43,719	96,033	91,736	48,320	140,056
Direct costs of revenue
Direct cost of services	23,718	15,855	39,573	28,076	17,469	45,545
Direct cost of systems	15,199	5,478	20,677	45,912	4,473	50,385
Total direct costs	38,917	21,333	60,250	73,988	21,942	95,930
Gross profit
Services gross profit	11,099	21,362	32,461	9,814	23,737	33,551
Systems gross profit	2,298	1,024	3,322	7,934	2,641	10,575
Total gross profit	$13,397	$22,386	$35,783	$17,748	$26,378	$44,126

	Nine Months Ended September 30,
	2013			2012
	Gvmt	Comm.	Total	Gvmt	Comm.	Total
Revenue
Services	$104,409	$112,734	$217,143	$103,947	$118,036	$221,983
Systems	51,261	15,265	66,526	118,136	14,594	132,730
Total revenue	155,670	127,999	283,669	222,083	132,630	354,713
Direct costs of revenue
Direct cost of services	73,756	47,340	121,096	77,616	52,811	130,427
Direct cost of systems	42,207	13,195	55,402	100,905	10,339	111,244
Total direct costs	115,963	60,535	176,498	178,521	63,150	241,671
Gross profit
Services gross profit	30,653	65,394	96,047	26,331	65,225	91,556
Systems gross profit	9,054	2,070	11,124	17,231	4,255	21,486
Total gross profit	$39,707	$67,464	$107,171	$43,562	$69,480	$113,042

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total segment gross profit	$35,783	$44,126	$107,171	$113,042
Research and development expense	(7,898)	(9,799)	(25,745)	(27,392)
Sales and marketing expense	(6,684)	(8,041)	(22,445)	(23,144)
General and administrative expense	(13,824)	(14,931)	(42,552)	(40,276)
Depreciation and amortization of property and equipment	(3,768)	(3,689)	(10,885)	(10,499)
Amortization of acquired intangible assets	(1,142)	(1,431)	(3,427)	(3,520)
Impairment of goodwill and long-lived assets	—	—	—	(125,703)
Interest expense	(2,173)	(2,088)	(6,126)	(5,367)
Amortization of deferred finance fees	(1,538)	(190)	(3,275)	(568)
Loss on early retirement of debt	(151)	—	(151)	—
Other income (expense), net	46	(115)	(62)	(83)
Income (loss) before income taxes	(1,349)	3,842	(7,497)	(123,510)
Benefit for income taxes	1,194	337	4,642	16,203
Net income (loss)	$(155)	$4,179	$(2,855)	$(107,307)

7. Inventory

Inventory consisted of the following:

	September 30, 2013	December 31, 2012
Component parts	$9,310	$8,018
Finished goods	1,501	3,066
Total inventory	$10,811	$11,084

8. Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development costs consisted of the following:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired intangible assets:
Customer lists and other	$34,733	$12,406	$22,327	$34,733	$9,115	$25,618
Trademarks and patents	1,334	917	417	1,334	780	554
Total acquired intangible assets	36,067	13,323	22,744	36,067	9,895	26,172
Software development costs, including acquired technology	48,234	32,849	15,385	46,246	27,317	18,929
Total acquired intangible assets and software development costs	$84,301	$46,172	$38,129	$82,313	$37,212	$45,101

Estimated future amortization expense:

Three-months ending December 31, 2013	$2,988
Year ending December 31, 2014	9,052
Year ending December 31, 2015	7,512
Year ending December 31, 2016	6,475
Year ending December 31, 2017	4,096
Thereafter	8,006
$38,129

Acquired intangible assets:

As a result of the fair value evaluation of the Navigation reporting unit in the second quarter of 2012, we recorded a $13,964 impairment charge for the excess of the carrying value of acquired intangible assets over the estimated fair value.

Software development costs:

For the three and nine months ended September 30, 2013, we capitalized $319 and $1,988, respectively, of software development costs for certain software projects after the point of technological feasibility had been reached but before the software was available for general release. For the three and nine months ended September 30, 2012, we capitalized $303 and $768, respectively, of software development costs. Accordingly, these costs have been capitalized and are being amortized over their estimated useful lives beginning when the products are available for general release. The capitalized costs relate to our location-based software. We believe that these capitalized costs will be recoverable from future gross profits generated by these products.

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

Goodwill:

The carrying amount of goodwill is as follows:

	Commercial Segment	Government Segment	Total
Balance as of September 30, 2013 and December 31, 2012	$58,154	$54,296	$112,450

As a result of our impairment test of goodwill related to its Navigation reporting unit during the second quarter of 2012, an $86,332 impairment charge was recorded for the excess of the carrying value over the estimated fair value.

9. Concentrations of Credit Risk and Major Customers

The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenue, accounts receivable and unbilled receivables are summarized in the following tables:

Percentage of total revenue:	Segment	% of Total Revenue For the Three Months Ended September 30,		% of Total Revenue For the Nine Months Ended September 30,
Customer		2013	2012	2013	2012
U.S. Government agencies and departments	Government	37%	48%	37%	43%
Customer A	Commercial	15%	12%	15%	14%
Customer B	Commercial	<10%	<10%	<10%	<10%

Percentage of receivables (billed and unbilled) as of September 30:
Customer	Segment	2013	2012
U.S. Government	Government	35%	32%
Customer A	Commercial	18%	17%
Customer B	Commercial	14%	12%

10. Line of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. On June 25, 2013, we closed on a new Senior Secured Credit Facility (the "Senior Credit Facility”), with the Silicon Valley Bank and a syndicate of lenders. The Senior Credit Facility includes a new revolving loan facility (“Revolving Loan Facility”) replacing the line under the July 2012, Fourth Amendment to our previous Loan and Security Agreement (“Line of Credit”).

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

As of September 30, 2013, there were no borrowings on our Revolving Loan Facility, and we had $30,000 of unused borrowing availability. As of December 31, 2012, we had $6,000 of borrowings outstanding under the Line of Credit and had approximately $25,400 of unused borrowing availability under our Line of Credit.

11. Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
Senior credit facility	$66,500	$—
7.75% Convertible notes due 2018	50,000	—
4.5% Convertible notes due 2014	18,792	93,500
Bank term loan paid in full June 26, 2013	—	41,779
Promissory notes payable to microDATA sellers	5,537	14,010
Total long-term debt	140,829	149,289

Less: current portion	(7,137)	(16,784)
Non-current portion of long-term debt	$133,692	$132,505

Aggregate maturities of long-term debt at September 30, 2013 are as follows:

2013	$415
2014	26,407
2015	3,325
2016	3,741
2017	6,153
2018	100,788
Total long-term debt	$140,829

Senior credit facilities

On June 25, 2013, we closed on new $130,000 Senior Credit Facilities (the "Senior Credit Facilities") which include (i) a $56,500 term loan A facility ("Term Loan A Facility"), (ii) a $43,500 delayed draw term loan facility ("Delayed Draw Term Loan Facility"), and (iii) a $30,000 revolving loan facility ("Revolving Loan Facility.") The Senior Credit Facilities also include a $25,000 incremental loan arrangement subject to the Company's future needs and bank approval, although no assurances can be given that this incremental loan amount will be available to us when and if needed.

On June 25, 2013, we borrowed $56,500 under the Term Loan A Facility at closing. Proceeds were used for (i) repayment of the remaining balance under 2012 Term Loan, which was terminated, (ii) approximately $16,000 for on-going working capital and other general corporate purposes, and (iii) fees and expenses associated with the new facility. On September 30, 2013, we borrowed $10,000 under the Delayed Draw Term Loan Facility and the proceeds were used towards the retirement of the 4.5% Convertible Senior Notes, discussed below.

Additional liquidity is available through the undrawn $30,000 Revolving Loan Facility, to be used for our on-going working capital and other general corporate purposes, replacing the previous line of credit which has been paid off and terminated, see Line of Credit Note 10.

Loans borrowed under the Term Loan A Facility, the Revolving Loan Facility or the Delayed Draw Term Loan Facility may be borrowed at rates based on the Eurodollar/LIBOR (beginning at L +3.75%) or Alternate Base Rate (ABR) (beginning at ABR + 2.75%), which may be adjusted as provided in the Credit Agreement.

The Term Loan A Facility and the Delayed Draw Term Loan Facility have a maturity date of March 31, 2018, unless extended as provided in the Credit Agreement, and the Revolving Loan Facility has a termination date of March 31, 2018, unless extended as provided in the Credit Agreement. Beginning October 1, 2013, the Term Loan A Facility and the Delayed Term Loan are payable in consecutive quarterly installments of $416 on the first day of each fiscal quarter, increasing to $831 on December 31, 2014 and to $1,247 on December 31, 2016 and to $2,413 on December 31, 2017, with the remaining principal due at maturity. Additional Delayed Draw Term Loan Facility borrowings would be repaid in consecutive quarterly installment payments in the same proportion as the installment payments for the Term Loan A and existing Delayed Draw Term Loan borrowings, with the remaining principal due at maturity.

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

4.5% Convertible notes

In 2009, we sold $103,500 aggregate principal amount of 4.5% Convertible Senior Notes due 2014. During the fourth quarter of 2012, we repurchased $10,000 of the outstanding 2014 Notes, plus accrued and unpaid interest. During the third quarter of 2013, we repurchased an additional $24,708 of the outstanding 2014 Notes and recorded a loss of $151 on the retirement including transition costs. On May 8, 2013, we retired $50,000 in aggregate principal of these 2014 Notes, in exchange for $50,000 of new 7.75% Convertible Senior Notes due 2018, as discussed above.

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

As a result of the repurchase and exchange of $84,708 of the outstanding 2014 Notes, the convertible note hedge was adjusted to reflect the reduced number of outstanding 2014 Notes. The convertible note hedge transactions’ originally covering 10,001 shares was adjusted to cover proportionally fewer of shares of Class A common stock. The warrants were not affected by the retirements of the 2014 Notes.

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

Promissory notes payable to microDATA sellers

On July 6, 2012, we issued $14,250 in promissory notes as part of the consideration paid for our acquisition of microDATA bearing simple interest at 6%. The promissory notes are due in two installments: $7,500 plus interest was paid June 30, 2013 and $6,750 due June 30, 2014, less post-closing indemnification adjustments of $1,213 as of September 30, 2013, up to a maximum adjustment of $2,000. The promissory notes are effectively subordinated to TCS’s structured debt.

12. Capital Leases

We lease certain equipment under capital leases. Capital leases are collateralized by the leased assets. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at September 30, 2013:

2013	$1,691
2014	4,831
2015	3,167
2016	1,628
2017	553
Total minimum lease payments	11,870
Less: amounts representing interest	(702)
Present value of net minimum lease payments (including current portion of $5,134)	$11,168

13. Income Taxes

We reported income tax benefits of $1,194 and $4,642 for the three and nine months ended September 30, 2013, respectively, as compared to $337 and $16,203 tax benefit recorded for the three and nine months ended September 30, 2012. The benefit recorded for the nine month period ended September 30, 2013 is comprised of current year tax benefit of $3,215 based on estimated annual pretax income (loss) plus a discrete adjustment of $1,427 related to a tax benefit  resulting from the May 8, 2013 convertible note exchange and the repurchase of some the 4.5% Convertible Senior Notes. The benefit for the nine month period ended September 30, 2012 is comprised of current year tax benefit of $978 based on estimated annual pretax income (loss) plus a discrete adjustment of $17,190 related to the Navigation reporting unit goodwill and long-lived asset impairment charge.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

14. Commitments and Contingencies

Some customers seek indemnification under their contractual arrangements with the Company for costs associated with defending lawsuits alleging infringement of certain patents through the use of our products and services, and the use of our products and services in combination with products and services of other vendors. In some cases we have agreed to assume the defense of the case. In others, the Company will continue to negotiate with these customers in good faith because the Company believes its technology does not infringe the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. The Company cannot currently predict the outcome of these matters and the resolutions could have a material effect on our consolidated results of operations, financial position or cash flows. Due to the inherent difficulty of predicting the outcome of litigation and other legal proceedings and uncertainties regarding the Company’s existing litigation and other legal proceedings, the Company is unable to estimate the amount or range of reasonably possible loss in excess of amounts reserved. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company's consolidated financial statements in a future fiscal period.

The application and interpretation of applicable state and local sales and other tax laws to certain of our service and system offerings in certain jurisdictions is uncertain. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that the liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted if necessary. At September 30, 2013, the Company is subject to an on-going state and local tax audit by the Washington State Department of Revenue. As this and other tax audits progress in the normal course of business, the Company will review and adjust a provision for loss as appropriate.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that indemnification claims should not have a material effect on our results of operations; (b) regarding our expectations with regard our senior credit facility, notes and notes hedge transactions; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months; (d) relating to our backlog; (e) that we believe that capitalized software development costs will be recoverable from future gross profits; (f) regarding our expectations with regard to income tax assumptions and future stock based compensation expenses; (g) regarding our assumptions related to goodwill; (h) that a significant underperformance relative to historical or projected future operating results, significant change in the manner of our use of acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired; (i) relating to our R&D spending; and (j) regarding our reliance on funding by the U.S. government and any decrease in expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

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

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) provides information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations. You should read this MD&A together with Item 1A “Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K as well as the unaudited interim consolidated financial statements and the notes thereto located elsewhere in this Form 10-Q.

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

Revenue and Cost of Revenue

The following discussion addresses the revenue, direct cost of revenue, and gross profit for our two business segments.

Government Segment

	Three Months Ended September 30,		2013 vs. 2012		Nine Months Ended September 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
Services revenue	$34.8	$37.9	$(3.1)	(8%)	$104.4	$103.9	$0.5	—
Systems revenue	17.5	53.8	(36.3)	(67%)	51.3	118.1	(66.8)	(57%)
Total Government Segment revenue	52.3	91.7	(39.4)	(43%)	155.7	222.0	(66.3)	(30%)

Direct cost of services	23.8	28.1	(4.3)	(15%)	73.8	77.6	(3.8)	(5%)
Direct cost of systems	15.2	45.9	(30.7)	(67%)	42.2	100.9	(58.7)	(58%)
Total Government Segment cost of revenue	39.0	74.0	(35.0)	(47%)	116.0	178.5	(62.5)	(35%)

Services gross profit	11.0	9.8	1.2	12%	30.6	26.3	4.3	16%
Systems gross profit	2.3	7.9	(5.6)	(71%)	9.1	17.2	(8.1)	(47%)
Total Government Segment gross profit[1]	$13.3	$17.7	$(4.4)	(25%)	$39.7	$43.5	$(3.8)	(9%)
Segment gross profit as a percentage of revenue	25%	19%			25%	20%

[1]	See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

The primary customers of this segment are U.S. government agencies including Department of Defense (“DoD”) and Homeland Security, domestic and foreign space programs, and the contractors that supply products and services to these government customers. TCS is a prime contractor on several multi-year, multi-billion dollar contracts, some of which are indefinite-delivery, indefinite quantity, or IDIQ, contracts, through which this segment generates much of its revenue. As a result, we rely on funding by the U.S. government for the programs in which we are involved. These funding levels follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the Executive Branch must propose and Congress must approve funds for a given program each government fiscal year and may significantly change — increase, reduce or eliminate — funding for a program. A decrease in expenditures, the elimination or curtailment of a material program in which we are involved, the expiration of a contracting vehicle (like the Worldwide Satellite Systems contract vehicle) or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue is generated from professional communications engineering and field support, cyber security training, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite, including resale of satellite airtime. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods. Government services revenue was $3.1 million, or 8% lower for the three months ended September 30, 2013 compared to 2012, as a result of about 7% lower professional services volume reflecting accelerated draw-down of Afghanistan field support personnel, non-recurring teleport installation services occurring in the prior year quarter, and less-than-expected replacement business. Government services revenue remained about the same for the nine months ended September 30, 2013 compared to 2012 as a result of about 7% more professional services inclusive of field support and maintenance and in-building wireless and 8% higher cyber security training business volume, offset by the non-recurring installation services occurring in the prior year.

Direct cost of government services revenue consists of compensation, benefits and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs were lower in the three and nine months ended September 30, 2013 compared to the same periods in 2012 as a result of the decreased volume of services and cost savings.

Our gross profit from government services increased $1.2 million, or 12% and $4.3 million, or 16% in the three and nine months ended September 30, 2013, compared to the same periods in 2012 due largely to the effects of some one-time changes to compensation arrangements as personnel transitioned from one contract to a successor.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from selling secure wireless communication systems, primarily deployable satellite-based and line-of-sight deployable systems, and integration of these systems into customer networks. These are largely variations on lightweight, secure, deployable communication kits, sold mainly to units of the U.S. Department of Defense and other federal agencies. Our government systems revenue also includes electronic components, sold mainly to domestic and foreign space programs. Government systems sales decreased $36.3 million, or 67%, in the three months ended September 30, 2013 compared to 2012 due to significant non-recurring “pass through” (low-margin, low-value-add) orders delivered in the second and third quarters of 2012, and funding delays for our highly reliable electronic components and deployable communication systems that resulted in 40% lower revenue in these areas. For the nine month ended September 30, 2013, government systems sales were $66.8 million, or 57% lower compared to the prior year period due to about 85% less “pass through” revenue noted above and about 30% lower sales of highly reliable-electronic components and sales of our deployable communication systems due to delays in funded new orders.

The cost of our government systems revenue consists of purchased system components, compensation and benefits, the costs of third-party contractors, and travel. These costs have varied over the periods as a direct result of changes in volume. These equipment and third-party costs are variable for our different products, so that margins fluctuate between periods based on pricing and product mix.

Our government systems gross profit decreased $5.6 million, or 71% in the third quarter, and $8.1 million, or 47% for the nine months ended September 30, 2013, compared to the same periods in 2012 due to the lower sales volume. Government systems gross profit as a percentage of revenue was 13% and 15% for the three month ended September 30, 2013 and 2012, respectively, reflecting lower volume and product mix. Government systems gross profit as a percentage of revenue was 18% and 15% for the nine months ended September 30, 2013 and 2012, respectively, reflecting less lower-margin pass-through revenue in the mix.

Commercial Segment

	Three Months Ended September 30,		2013 vs. 2012		Nine Months Ended September 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
Services revenue	$37.2	$41.2	$(4.0)	(10%)	$112.7	$118.0	$(5.3)	(4%)
Systems revenue	6.5	7.1	(0.6)	(8%)	15.3	14.6	0.7	5%
Total Commercial Segment revenue	43.7	48.3	(4.6)	(10%)	128.0	132.6	(4.6)	(3%)

Direct cost of services	15.8	17.4	(1.6)	(9%)	47.3	52.8	(5.5)	(10%)
Direct cost of systems	5.5	4.5	1.0	22%	13.2	10.3	2.9	28%
Total Commercial Segment cost of revenue	21.3	21.9	(0.6)	(3%)	60.5	63.1	(2.6)	(4%)

Services gross profit	21.4	23.8	(2.4)	(10%)	65.4	65.2	0.2	—
Systems gross profit	1.0	2.6	(1.6)	(62%)	2.1	4.3	(2.2)	(51%)
Total Commercial Segment gross profit[1]	$22.4	$26.4	$(4.0)	(15%)	$67.5	$69.5	$(2.0)	(3%)
Segment gross profit as a percentage of revenue	51%	55%			53%	52%

[1]	See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements.

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Our commercial services revenue is generated from hosting and maintaining software and networks for public safety 9-1-1 service for wireless and VoIP service providers, and operators of next generation 9-1-1 infrastructure (mainly state and local governments), as well as applications and infrastructure software for Location-Based Services (“LBS”) including turn-by-turn navigation and locator applications, and maintenance of text messaging platform software. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Hosted LBS service and E9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Safety Answering Points (“PSAPs”), or the number of customer subscribers or sessions using our technology. Subscriber service revenue is generated by client software applications for wireless subscribers, generally on a per-subscriber per month basis. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Services also include custom software development, implementation and related service projects under time and materials or fixed-fee contracts, which are reported using percentage-of-completion accounting.

Commercial services revenue was $4 million, or 10%, lower in the three months ended September 30, 2013 compared to the same period in 2012 reflecting 6% higher revenue from 9-1-1 related services offset by about 20% lower platform and application services revenue, including navigation. Commercial services revenue was $5.3 million, or 4% lower, in the nine months ended September 30, 2013 compared to the same period in 2012 due to about 10% less application and platform services revenue, mainly due to a wireless carrier navigation application contract change reported in the third quarter of 2012, partially offset by higher 9-1-1 related network monitoring, and other professional services revenue.

The direct cost of our commercial services revenue consists primarily of compensation and benefits, licensed location-based application content, network access, data feed and circuit costs for network operation centers and co-location facilities, and equipment and software maintenance. The direct cost of services also includes amortization of acquired and capitalized software development costs of $0.6 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013, the direct cost of services revenue decreased $1.6 million, or 9%, from 2012, due mainly to lower contractor labor and other direct costs as part of cost containment actions taken during the period. Amortization of capitalized software development costs was $1.8 million and $2.4 million, respectively, for the nine months ended September 30, 2013 and 2012. The decrease in amortization of capitalized software development costs for the nine months ended September 30, 2013 reflects the write-down of amortizable intangibles during the second quarter of 2012. The direct cost of services revenue decreased $5.5 million, or 10%, for the nine months ended September 30, 2013 compared to the same period in 2012, reflecting a decrease in contractor and other direct costs as part of the cost containment actions noted above.

Commercial services gross profit for the three months ended September 30, 2013 decreased $2.4 million, or 10%, from 2012 due mainly to lower volume of application and platform services revenue, including navigation. Commercial services gross profit for the nine months ended September 30, 2013 was about the same as in the 2012 quarter.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems to wireless carriers and state and local governments incorporating our licensed software for enablement of 9-1-1 call routing and computer-aided responder dispatch, including Next Generation 9-1-1 technology and location-based wireless services and text messaging. Revenue from our larger deployments of Next Generation 9-1-1 technology, incorporating our software and third party components, are long term contracts reported using percentage of completion accounting. We recognize revenue from the sale of patents and licensing of our intellectual property including payments for past patent infringement liabilities, upfront and non-refundable license fees, and royalty fees. Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks during the relevant period. In all cases, revenue from the licensing of our intellectual property is recognized when all of four of the revenue recognition criteria are met.

Commercial systems revenue for the three months ended September 30, 2013 decreased $0.6 million, or 8%, compared to 2012 as a result of about 75% lower Next Generation 9-1-1 revenue due to delays of system deployments which are dependent on the readiness of our channel partners and customers, partially offset by higher platform sales and proceeds from intellectual property monetization. Commercial systems revenue for the nine months ended September 30, 2013 was $0.7 million, or 5%, higher compared to 2012 due to text messaging custom feature development and licensing of our intellectual property offset by lower Next Generation 9-1-1 deployment revenue for the reason noted above.

The direct cost of our commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, consulting fees as well as the amortization of acquired and capitalized software development. The direct costs of systems revenue for the three and nine months ended September 30, 2013 increased $1 million, or 22% and $2.9 million, or 28%, respectively, compared to the same periods in 2012, reflecting an increase in labor and direct costs for customer-related custom messaging and location-based system development projects. During the three and nine months ended September 30, 2013, direct costs of systems revenue included $1.3 million and $3.6 million, respectively, of amortization of software development costs. Amortization of software development costs in the prior year three and nine month periods was about the same at $1.4 million and $3.5 million, respectively.

Our commercial systems gross profit for the three months ended September 30, 2013 decreased $1.6 million compared to the prior year period, reflecting the lower revenue due to deployment delays on Next Generation 9-1-1 systems and the impact on gross profit of non-variable costs necessary to perform those deployments. Our commercial systems gross profit for the nine months ended September 30, 2013 decreased $2 million compared to the prior year period mainly due to the delay in Next Generation 9-1-1 deployments noted above.

Revenue Backlog

As of September 30, 2013 and 2012, we had unfilled orders or backlog as follows:

($ in millions)	2013	2012	$	%
Commercial Segment	$224.3	$242.8	$(18.5)	(8%)
Government Segment	77.6	124.6	(47.0)	(38%)
Total funded contract backlog	$301.9	$367.4	$(65.5)	(18%)
Commercial Segment	$224.3	$242.8	$(18.5)	(8%)
Government Segment	809.4	912.2	(102.8)	(11%)
Total backlog of orders and commitments, including customer options	$1,033.7	$1,155.0	$(121.3)	(11%)
Expected to be realized within next 12 months	$174.2	$245.2	$(71.0)	(29%)

Funded contract backlog represents contracts for which fiscal year funding has been appropriated by the our customers (mainly federal agencies), and for hosted services (mainly for wireless carriers). Backlog is computed by multiplying the most recent month’s contract or subscription revenue by the months remaining under the existing long-term agreements, which is considered to be the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved, and could expire unused. Our total backlog has approximately $690 million of unfunded orders related to the Worldwide Satellite Systems contract vehicle which is expected to expire in the first quarter of 2014 and may expire unused. Our backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed, or new contracts being signed before existing contracts are completed. The timing and amounts of government contract funding may be adversely affected by federal budget policy decision like handling of sequestration and continuing resolutions, and can lead to delays in procurement of our products and services due to lack of funding. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months Ended September 30,		2013 vs. 2012		Nine Months Ended September 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
Research and development expense	$7.9	$9.8	$(1.9)	(19%)	$25.7	$27.4	$(1.7)	(6%)
% of total revenue	8%	7%			9%	8%

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

We incur R&D expense for software mainly used by commercial and government network operators. Throughout the reporting periods our R&D efforts were primarily focused on wireless location, VoIP and Next Generation 9-1-1, secure satellite-based communication technology for government customers and applications for network operators, telematics supply chain, network security and to patent our developers’ innovations. We continually assess our spending on R&D to ensure our resources are focused on technology that is expected to achieve the highest level of success.

In addition to company deliverables, our research and development expenditures and acquisitions have yielded a portfolio of 336 patents as of September 30, 2013, and about 375 patent applications pending, primarily for wireless location-based technology. During 2012 we began a program of monetizing this portfolio through patent and license sales and other arrangements with partners and licensees.

Research and development expenses decreased $1.9 million and $1.7 million for the three and nine months ended September 30, 2013 compared to the prior year period mainly due to cost containment efforts focused on reducing labor, contractor, and other vendor costs as well as a shift of resources to custom development efforts (reported as cost of revenue).

Sales and marketing expense:

	Three Months Ended September 30,		2013 vs. 2012		Nine Months Ended September 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
Sales and marketing expense	$6.7	$8.0	$(1.3)	(16%)	$22.5	$23.1	$(0.6)	(3%)
% of total revenue	7%	6%			8%	7%

Our sales and marketing expenses include fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences. We sell our solutions through our direct sales force and through indirect channels. We have also historically leveraged our relationships with original equipment manufacturers to market our software products to wireless carrier customers. We sell our products and services to agencies and departments of the U.S. government primarily through direct sales professionals, and to foreign customers through agency and subcontractor arrangements. Sales and marketing expenses decreased $1.3 million and $0.6 million for the three and nine months ended September 30, 2013 versus the comparable periods of 2012 due to decreases in variable compensation and personnel, and travel reductions.

General and administrative expense:

	Three Months Ended September 30,		2013 vs. 2012		Nine Months Ended September 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
General and administrative expense	$13.9	$14.9	$(1.0)	(7%)	$42.6	$40.3	$2.3	6%
% of total revenue	14%	11%			15%	11%

General and administrative (“G&A”) expense primarily represents management, finance, legal (including intellectual property management), human resources and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred.

The $1 million decrease in G&A expense for the three months ended September 30, 2013 versus the comparable period in 2012 is due mainly to cost reductions and the absence of nonrecurring 2012 microDATA acquisition expenses. G&A expenses for the nine months ended September 30, 2013 were $2.3 million higher than the same period in 2012 mainly due to an increase in G&A expenses related to our intellectual property monetization efforts and higher spending on the security and operations of internal data networks.

Depreciation and amortization of property and equipment:

	Three Months Ended September 30,		2013 vs. 2012		Nine Months Ended September 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
Depreciation and amortization of property and equipment	$3.8	$3.7	$0.1	3%	$10.9	$10.5	$0.4	4%
Average gross cost of property and equipment during the period	$131.1	$116.8			$126.8	$117.1

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

Depreciation expense has increased year-over-year as a result of cumulative capital expenditures made over time. Our depreciable asset base increased primarily as a result of additions to property and equipment of about $12.5 million in the first nine months of 2013.

Amortization of acquired intangible assets:

	Three Months Ended September 30,		2013 vs. 2012		Nine Months Ended September 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
Amortization of acquired intangible assets	$1.1	$1.4	$(0.3)	(21%)	$3.4	$3.5	$(0.1)	(3%)

The amortization of acquired intangible assets results from our acquisitions. These assets are being amortized over their estimated useful lives of between four and nineteen years. Amortization of acquired intangible assets decreased in the three and nine months ending September 30, 2013 compared to the prior year periods as a result of the lower Navigation (formerly Networks in Motion) accounting basis for amortization after the 2012 write-down , partly offset by additional amortization resulting from the 2012 acquisition of microDATA.

Interest expense:

	Three Months Ended September 30,		2013 vs. 2012		Nine Months Ended September 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
Interest expense incurred on bank and other notes payable	$0.8	$0.7	$0.1	14%	$2.1	$1.3	$0.8	62%
Interest expense incurred on convertible note financing	1.3	1.1	0.2	18%	3.6	3.4	0.2	6%
Interest expense incurred on capital lease obligations	0.1	0.2	(0.1)	(50%)	0.4	0.6	(0.2)	(33%)
Amortization of deferred financing fees	1.5	0.2	1.3	650%	3.3	0.6	2.7	450%
Total interest and financing expense	$3.7	$2.2	$1.5	68%	$9.4	$5.9	$3.5	59%

Interest expense is incurred under bank and other notes payable, convertible note financing, and capital lease obligations. Financing expense reflects amortization of deferred up-front financing expenditures at the time of contracting for financing arrangements, which are being amortized over the term of the note or the life of the facility.

Interest and financing expenses were higher in the three and nine months ended September 30, 2013 compared to the prior year periods due mainly to interest on the higher average borrowing balance under our new Senior Credit Facility, interest on the 2012 microDATA promissory notes, the higher interest rate on the new convertible notes due 2018 that were exchanged in the second quarter for the lower interest rate convertible notes due 2014, the amortization of deferred financing fees reflecting the write-off of the 2012 bank term loan, and a prorated write-off of the convertible notes financing fees.  For additional details, see Liquidity and Capital Resources section presented below.

Our capital lease obligations include interest at various amounts depending on the lease arrangement. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year.

Other income (expenses), net:

Other income (expenses), net, includes adjustments to the estimated payments under earn-out arrangements that were part of the consideration for our acquisitions, as well as interest income earned and realized gains on investment accounts and foreign currency transaction gain or loss, which is dependent on fluctuation in exchange rates. Other income (expenses), net also includes the effects of foreign currency revaluation on our cash, receivables and deferred revenues that are stated in currencies other than U.S dollars.

Income taxes:

In the nine months ended September 30, 2013, we recorded a tax benefit of $4.6 million, representing an effective tax rate of 62%. In the nine months ended September 30, 2012, we recorded a tax benefit of $16.2 million, representing an effective tax rate of 13%. The tax benefit recorded for the first nine months of 2013 is higher than would be normally expected as a result of a $1.4 million discrete item related to a tax benefit in connection with the May 8, 2013 convertible note exchange and the repurchases of some of the 4.5% convertible notes. The tax benefit for the nine months ended September 30, 2012 was lower than would be normally expected as a result of a $17.2 million discrete item related to the Navigation reporting unit goodwill and long-lived asset impairment charge of $125.7 million and a foreign subsidiary worthless stock deduction.

Net income (loss):

	Three Months Ended September 30,		2013 vs. 2012		Nine Months Ended September 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%	2013	2012	$	%
Net income (loss)	$(0.2)	$4.2	$(4.4)	(105%)	$(2.9)	$(107.3)	$104.4	97%

Net income (loss) was lower in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, mainly due to lower revenue that was partially offset by decreases in R&D and selling, general and administrative expenses, and other factors discussed above.  Net loss was higher in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due mainly to the second quarter 2012 Navigation reporting unit goodwill and other intangible asset impairment charge, lower gross margins, and other factors discussed above.

Liquidity and Capital Resources

	Nine Months Ended September 30,		2013 vs. 2012
($ in millions)	2013	2012	$	%
Net cash and cash equivalents provided by/(used in):
Operating activities:
Net loss	$(2.9)	$(107.3)	$104.4	97%
Non-cash charges	30.0	29.7	0.3	1%
Non-cash impairment of goodwill and long-lived assets	—	125.7	(125.7)	(100%)
Deferred income tax provision	(4.6)	(16.4)	11.8	(72%)
Net changes in working capital including changes in other assets	16.1	6.7	9.4	140%
Net operating activities	38.6	38.4	0.2	1%
Investing activities:
Acquisition, net of cash acquired	—	(20.8)	20.8	(100%)
Proceeds (purchases) of marketable securities, net	(2.1)	3.6	(5.7)	(158%)

Purchases of property and equipment	(12.5)	(19.5)	7.0	36%
Capital purchases funded through leases	3.5	4.3	(0.8)	(19%)
Purchases of property and equipment, net of assets funded through leases	(9.0)	(15.2)	6.2	41%
Capitalized software development costs	(1.9)	(0.8)	(1.1)	(138%)
Net investing activities	(13.0)	(33.2)	20.2	61%
Financing activities:
Payments on long-term debt and capital leases	(84.8)	(42.1)	(42.7)	(101%)
Proceeds from bank and other debt borrowings	66.5	48.5	18.0	37%
Earn-out payment related to 2009 acquisition	—	(3.9)	3.9	100%
Other financing activities	(0.3)	0.7	(1.0)	(143%)
Net financing activities	(18.6)	3.2	(21.8)	(681%)
Net change in cash and cash equivalents	$7.0	$8.4	$(1.4)	(17%)
Days revenue outstanding in accounts receivable including unbilled receivables	72	59

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, debt and capital leases, and issuance of public equity.

Sources and uses of cash: At September 30, 2013, our cash and cash equivalents balance was $43.7 million and when added to marketable securities, our total liquid funds were $60.4 million. At September 30, 2012, cash and equivalents were $49.3 million, and when marketable securities were added, the total was $64.6 million.

Operations: Cash generated by operating activities was $38.6 million for the nine months ended September 30, 2013 compared to $38.4 million for the nine months ended September 30, 2012. The decrease in working capital at September 30, 2013 compared to December 31, 2012 was comprised of a decrease in billed and unbilled receivables due to the timing of customer payments and invoicing agreement terms, an increase in accounts payable due to the timing of vendor payments, a decrease in inventory, offset by a decrease in deferred revenue due to timing of percentage of completion projects.

Investing activities: Fixed asset additions, excluding assets funded by leasing, were approximately $9 million and $15.2 million, for the nine months ended September 30, 2013 and 2012, respectively. Also, investments were made in development of software for resale which had reached the stage of development calling for capitalization, in the amounts of $1.9 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Financing activities: Financing activities during the nine months ended September 30, 2013 included new Senior Credit Facilities agreements and retirement of $50 million of our outstanding 4.5% Convertible Senior Notes in exchange for new $50 million 7.75% Convertible Senior Notes and the repurchase of $24.7 million of 4.5% Convertible Senior Notes, as described under Capital Resources below. We made $41.8 million in payments towards the termination of our prior term loan and scheduled payments on bank borrowings. We paid off our $6 million of borrowings on our prior line of credit outstanding December 31, 2013. We also made our scheduled $7.5 million payment due on our promissory notes payable and made our regularly scheduled capital lease payments of $4.8 million. Fixed assets acquired under capital leases during the nine months ended September 30, 2013 and 2012 were valued at $3.5 million and $4.3 million, respectively.

Capital Resources:

Senior debt: On June 25, 2013, we closed on new $130 million Senior Credit Facilities (the "Senior Credit Facilities".) The Senior Credit Facilities include (i) a $56.5 million term loan A facility ("Term Loan A Facility"), (ii) a $43.5 million delayed draw term loan facility ("Delayed Draw Term Loan Facility"), and (iii) a $30 million revolving loan facility ("Revolving Loan Facility").The Senior Credit Facilities also include a $25 million incremental loan arrangement subject to the Company's future needs and bank approval, although no assurance can be given that this incremental loan amount will be available to us when and if needed.

On June 25, 2013, we borrowed $56.5 million under the Term Loan A Facility. Proceeds were used for (i) repayment of the remaining balance under 2012 Term Loan, which was terminated (ii) approximately $16 million for on-going working capital and other general corporate purposes, and (iii) fees and expenses associated with the new facility. On September 30, 2013, we borrowed an additional $10 million under the Delayed Draw Term Loan Facility which was used towards the purchase of an additional $24.7 million of our 4.5% convertible notes. Additional liquidity is available through the undrawn $30 million Revolving Loan Facility, to be used for our on-going working capital and other general corporate purposes, replacing the revolving line under the 2009 Loan and Security Agreement which has been paid off and terminated.

Loans borrowed under the Term Loan A Facility, the Revolving Loan Facility or the Delayed Draw Term Loan Facility may be borrowed at rates based on the Eurodollar/LIBOR (beginning at L +3.75%) or Alternate Base Rate (ABR) (beginning at ABR + 2.75%), which may be adjusted as provided in the Credit Agreement. The Term Loan A Facility and the Delayed Draw Term Loan Facility have a maturity date of March 31, 2018, unless extended as provided in the Credit Agreement, and the Revolving Loan Facility has a termination date of March 31, 2018, unless extended as provided in the Credit Agreement. Beginning October 1, 2013, the Term Loan A Facility and the Delayed Term Loan Facility are to be paid in consecutive quarterly installments of $0.4 million on the first day of each fiscal quarter, increasing to $0.8 million on December 31, 2014 and to $1.2 million on December 31, 2016 and to $2.4 million on December 31, 2017, with the remaining principal due at maturity. Additional Delayed Draw Term Loan Facility borrowings would be repaid on the same dates and in the same proportions as the Term Loan A Facility and the existing Delayed Draw Term Loan Facility borrowings, with the remaining principal due at maturity.

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

7.75% Convertible Notes: On May 8, 2013, we completed privately-negotiated exchange agreements with noteholders and retired $50 million of our outstanding 4.5% Convertible Senior Notes due 2014 issued in 2009 (“2014 Notes”) in exchange for $50 million of new 7.75% Convertible Senior Notes due 2018 (“2018 Notes”.) The 2018 Notes were  issued pursuant to an indenture, dated as of May 8, 2013 (the “Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”.) We offered the 2018 Notes to certain holders of the 2014 Notes in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The 2018 Notes bear interest at a rate of 7.75% per year, payable semiannually in arrears in cash on June 30 and December 30 of each year, beginning on December 30, 2013. Holders may convert the 2018 Notes at their option prior to June 30, 2018. The 2018 Notes have the same conversion rate as the 2014 Notes, which is 96.637 shares of Class A common stock per one thousand dollars principal amount of 2018 Notes, equivalent to a conversion price of $10.348 per share of Class A common stock. Shares of the Company’s Class A common stock into which the 2018 Notes are convertible have been reserved for issuance by the Company. We may redeem some or all of the 2018 Notes at any time on or after June 30, 2014 at the redemption prices set forth in the Indenture plus accrued and unpaid interest to the redemption date. In addition, subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their 2018 Notes upon a “fundamental change” (as defined in the Indenture) at a price equal to the purchase prices set forth in the Indenture, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2018

Notes then outstanding may declare the entire principal amount of all the 2018 Notes plus accrued interest, if any, to be immediately due and payable.

4.5% Convertible Notes: In 2009, we sold $103.5 million aggregate principal amount of 4.5% Convertible Senior Notes due 2014 and in the fourth quarter of 2012, we repurchased $10 million of the outstanding 2014 Notes, plus accrued and unpaid interest and recorded a gain on the early retirement of $0.4 million. On May 8, 2013, we retired $50 million of the 4.5% Convertible Senior Notes by exchanging them for $50 million of 2018 Notes. During the third quarter of 2013, we repurchased $24.7 million of the outstanding 2014 Notes, plus accrued and unpaid interested and recorded a loss of $0.2 million. At September 30, 2013, the principal amount outstanding of the 4.5% Convertible Senior Notes was $18.8 million. The 2014 Notes are not registered and were offered under Rule 144A of the Securities Act of 1933. Concurrent with the issuance of the 2014 Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that are expected to reduce the potential dilution associated with the conversion of the 2014 Notes. Holders may convert the 2014 Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate is initially be 96.637 shares of Class A common stock per one thousand principal amount of 2014 Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions, described below, is an increase in the effective conversion premium of the 2014 Notes to $12.74 per share.

The convertible note hedge and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, which are not part of the terms of the 2014 Notes and will not affect the holders’ rights under the 2014 Notes. The cost of the convertible note hedge transactions to the Company was approximately $23.8 million, and has been accounted for as an equity transaction in accordance with ASC 815-40, Contracts in Entity’s own Equity. The Company received proceeds of approximately $13 million related to the sale of the warrants, which has also been classified as equity as the warrants meet the classification criteria under ASC 815-40-25, in which the warrants and the convertible note hedge transactions require settlements in shares and provide the Company with the choice of a net cash or common shares settlement. As the convertible note hedge and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid-in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. As a result of the repurchase and exchange of $84.7 million of the outstanding 2014 Notes, the convertible note hedge was adjusted to reflect the reduced amount of outstanding 2014 Notes. The convertible note hedge transactions’ originally covering 34.7 million shares was adjusted to cover proportionally fewer shares of Class A common stock. The warrants are not affected by the retirements of 2014 Notes.

Seller Notes: On July 6, 2012, we issued $14.3 million in promissory notes as part of the consideration paid for the acquisition of microDATA bearing simple interest at 6%. The promissory notes are due in two installments: $7.5 million plus interest due June 30, 2013 and $6.8 million, less adjustments for post-closing indemnifications of $1.2 million as of September 20, 2013, up to a maximum adjustment of $2 million, plus interest due June 30, 2014. The promissory notes are effectively subordinated to our structured debt and structurally subordinated to any of our present and future indebtedness and other obligations of our subsidiaries.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have a $30 million undrawn Revolving Loan Facility through March 2018, $33.5 million undrawn Delayed Draw Term Loan Facility, and borrowing capacity available to us under a capital lease facility. The remainder of the outstanding 2014 Notes mature in November 2014 and the 2018 Notes mature in 2018. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities, raise capital in private transactions in order to meet our capital requirements, or repurchase the remainder of the outstanding 2014 Notes, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Contractual Commitments

As of September 30, 2013, our most significant commitments consisted of our term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations mainly represent contracts for parts and services in connection with our government satellite services and systems offerings. Contractual acquisition earn-outs consist of contingent consideration included as part of the purchase price of our acquisition.

As of September 30, 2013, except where noted, our commitments consisted of the following:

($ in millions)	Within 12 Months	1-3 Years	3-5 Years	More Than 5 Years	Total
7.75% Convertible notes obligation due 2018	$4.5	$7.8	$57.5	$—	$69.8
4.5% Convertible notes obligation due 2014	1.7	19.2	—	—	20.9
Senior credit facility	4.3	11.7	62.0	—	78.0
Operating leases	7.2	16.0	1.0	0.2	24.4
Purchase obligations	12.8	1.8	—	—	14.6
Promissory notes payable to microDATA sellers	5.8	0	—	—	5.8
Capital lease obligations	5.5	6.3	—	—	11.8
Contractual acquisition earn-outs	0.3	—	—	—	0.3
Total contractual commitments	$42.1	$62.8	$120.5	$0.2	$225.6

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2012 Annual Report on Form 10-K.

Foreign Currency Risk

For the three and nine months ended September 30, 2013, we generated $8.4 million and $27.6 million, respectively, of revenue outside the U.S, mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of September 30, 2013, we had approximately $4.5 million of billed accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During the nine month of 2013, our average receivables subject to foreign currency exchange risk was $0.5 million. We had an average balance of $0.1 million of unbilled receivables and an average balance of $0.1 million of deferred revenue denominated in foreign currency during the nine month of 2013. We recorded immaterial transaction gains or losses on foreign currency denominated receivables and deferred revenue for the three and nine months ended September 30, 2013.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2013.

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

Some customers seek indemnification under their contractual arrangements with the Company for costs associated with defending lawsuits alleging infringement of certain patents through the use of our products and services, and the use of our products and services in combination with products and services of other vendors. In some cases we have agreed to assume the defense of the case. In others, the Company will continue to negotiate with these customers in good faith because the Company believes its technology does not infringe the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. The Company cannot currently predict the outcome of these matters and the resolutions could have a material effect on our consolidated results of operations, financial position or cash flows. Due to the inherent difficulty of predicting the outcome of litigation and other legal proceedings and uncertainties regarding the Company’s existing litigation and other legal proceedings, the Company is unable to estimate the amount or range of reasonably possible loss in excess of amounts reserved. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company's consolidated financial statements in a future fiscal period.

The application and interpretation of applicable state and local sales and other tax laws to certain of our service and system offerings in certain jurisdictions is uncertain. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that the liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted if necessary. At September 30, 2013, the Company is subject to an on-going state and local tax audit by the Washington State Department of Revenue. As this and other tax audits progress in the normal course of business, the Company will review and adjust a provision for loss as appropriate.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of November 2013.

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
Maurice B. Tosé November 4, 2013

/S/ THOMAS M. BRANDT, JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas M. Brandt, Jr. November 4, 2013