Form 10-K
period 2013-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2014-03-04
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act):    Yes  ☐    No   ☑

As of June 30, 2013, the aggregate market value of the Class A Common Stock held by non-affiliates, as reported on the NASDAQ Global Market, was approximately $110,421,822.*

As of February 21, 2014 there were 54,595,507 shares of Class A Common Stock and 4,997,769 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2014	Part III

* Excludes 7,891,107 shares of Class A Common Stock and 5,147,769 shares of Class B Common Stock deemed to be held by stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2013. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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

(ii)	we intend to expand our domestic and international carrier base through channels and by re-deploying our direct sales and field support organizations;
(iii)	we intend to expand our adaptation of our technology for device platform and other non-carrier customers and our penetration of such customers;
(iv)	we intend to retain any future earnings to fund the business and do not currently anticipate paying any cash dividends in the foreseeable future;
(v)

we believe that our expertise in the areas of 9-1-1, location-based and messaging services, and secure satellite communications can be leveraged to provide the needed wireless infrastructure for the U.S. Departments of Homeland Security and Defense, and we are pursuing opportunities to provide such products and services;

(vi)	we believe that TCS enjoys a competitive advantage, because our government customers can benefit from a single-source vendor;
(vii)	we believe we have invented to enable key features of the location services, wireless text alerts, Short Message Service Center, mobile-originated data and E9-1-1 network software;
(viii)	we believe relations with our employees are good;
(ix)

we believe our technology does not infringe the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation, and that we believe we should not incur any material liabilities from customer indemnification requests;

(x)

we believe the assumptions and estimates we have made regarding our valuation of certain of the intangible assets are reasonable and that unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results;

(xi)	that we believe our capitalized research and development expense will be recoverable from future gross profits generated by the related products;
(xii)

we believe we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, amounts available under our existing debt capacity, additional borrowings or from the issuance of additional securities;

(xiii)

we believe we have sufficient capital resources including cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital and capital expenditure and debt services needs for the next twelve months;

(xiv)	we expect our deployable communication system terminals will be provided more broadly in the U.S. military;
(xv)	steep growth in spending to the multi-billion dollar level by U.S. federal agencies on cyber initiatives are expected over the next five years;
(xvi)	we expect our revenue from messaging to continue declining, text messaging continues to be the most popular type of messaging for mobile users;
(xvii)

we expect that we will continue to compete primarily on the basis of the functionality, breadth, time to market, ease of integration, price, and quality of our products and services, as well as our market experience, reputation, and price;

(xviii)	we expect to realize revenue from our backlog;
(xix)

a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth , among others, may indicate an impairment of our goodwill;

(xx)	our methods used to value our goodwill and long-lived assets and our exercise of significant judgment in those matters are reasonable;
(xxi)	our estimated amounts of future non-cash stock compensation are reasonable or appropriate;
(xxii)	our assumptions and expectations related to income taxes and deferred tax assets are appropriate;
(xxiii)	our expectations relating to our R&D spending are reasonable and appropriate;
(xxiv)	we do not expect that the adoption of new accounting standards to have a material impact on the company’s financial statements;
(xxv)	our expectations with regard to our senior credit facility, notes and notes hedge transactions are reasonable;
(xxvi)	we plan to provide technology solutions to a broadening body of U.S. federal, state and local, and international government customers;
(xxvii)	our approaches to monetization of our patent portfolios and intellectual property will generate a material return;
(xxviii)

a decrease in expenditures, the elimination or curtailment of a material program in which we are involved, the expiration of a contracting vehicle (like the WWSS contract vehicle) or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows;

(xxix)

we continue to develop and sell software and engineered systems which we deliver through deployment in customer wireless networks, through hosted and subscription business models, and fee for service contracts;

(xxx)

we are well positioned to provide carrier-branded enhanced services that efficiently use the carriers’ capacity to deliver a user experience that merits incremental service payments and continuous use;

(xxxi)	we are actively pursuing Next Generation 9-1-1 business;
(xxxii)	we are developing relationships with communication infrastructure providers in order to expand our sales channels for our carrier software products and services;
(xxxiii)	we will continue to develop network software for wireless carriers and cable operators that operate on all major types of networks;
(xxxiv)

we will continue to leverage our knowledge of complex call control technologies, including Signaling System 7 and IP standards, to unlock valuable information such as user location, device on/off status, and billing and transaction records that reside inside wireless networks and are difficult to retrieve and utilize;

(xxxv)	we will continue to invest in our underlying technology and to capitalize on our expertise to meet the growing demand for sophisticated wireless applications;
(xxxvi)

our engineers are proficient in development of electronic components and solid state drives for aerospace applications, which we expect to enhance TCS’s ability to continue to reduce the form factor of deployable communications solutions;

(xxxvii)	TCS continues to submit proposals to participate in large government procurement vehicles;
(xxxviii)	foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed;
(xxxix)	we have limited exposure to financial market risks, including changes in interest rates; and
(xl)

we believe that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Item 1. Business

Overview

TeleCommunication Systems, Inc. develops and delivers highly reliable and secure wireless communication technology, the development of which has led to ownership of 349 patents and nearly 400 patent applications as of December 31, 2013. We deliver cellular network computing services that include public safety solutions for 9-1-1 call delivery, precision location platforms, and applications that include navigation, locator applications and text messaging, as well as secure wireless communications systems and professional services, including cybersecurity training and technology for defense and other government customers. Customers use our “mobile cloud” software functionality through connections to and from network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or other metrics. We do business with the U.S. federal government as a prime contractor under major technology contract vehicles, as well as state, local and foreign government entities. We also monetize our intellectual property portfolio via patent sales and licensing of the technology as well as incorporation of our inventions in our deliverables.

We are a Maryland corporation with global headquarters at 275 West Street, Annapolis, Maryland 21401 and we were founded in 1987. Our web address is www.telecomsys.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. All of our filings with the Securities and Exchange Commission are available through links on our website. The terms “TCS”, “Company”, “we”, “us” and “our” as used in this Annual Report on Form 10-K refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

We report two operating segments, Government (53% of 2013 revenue) and Commercial (47% of 2013 revenue). TCS is increasingly working to deliver solutions contributed by engineers from both segments of the company. See further detail about the segment operations below, and discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

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

Commercial Segment: We are one of two leading companies that enable 9-1-1 call routing via cellular, Voice over Internet Protocol (VoIP), and next generation technology. Other TCS hosted and managed services include cellular carrier infrastructure for text messaging and location-based platforms and applications, including turn-by-turn navigation. Commercial segment customers include wireless carrier network operators, Voice over Internet Protocol service providers, wireless device manufacturers, automotive industry suppliers, and state and local governments.

SwiftLink®, Xypoint®, AtlasBook®, Gokivo®, Connections that Matter®, Designed for Mobility®, Secure the Edge®, Art of Exploitation®, and Enabling Convergent Technologies® are registered trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Annual Report on Form 10-K also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.

Government Segment Products and Services

We engineer and provide secure, wireless communication solutions, including deployable communication systems and related support services with emphasis on satellite-based technology, to agencies of the U.S. Departments of Defense (“DoD”), Homeland

Security, State, Justice and other state and local government customers. We present a TCS TotalCom™ solution opportunity to customers. From 2006 through early 2014 we provided systems and services under the U.S. Army’s Worldwide Satellite Systems contract vehicle, including a SwiftLink variation called “SNAP” (Secret / Nonsecure Access Point) and Wireless Point-to-Point Link systems. In late 2012, we were selected as a prime vendor under two additional, 5-year indefinite delivery, indefinite quantity defense contract vehicles: the Army’s Global Tactical Advanced Communications Systems (“GTACS”) contract with twenty awardees and a maximum value of $10 billion, and the Defense Information Systems Agency’s Customs SATCOM Solutions (“CS2”) contract with eight awardees and a maximum value of $2.6 billion.

We enter into fee-for-service contracts under which revenue is generated based on contract labor billing rates or based on fixed fees for deliverables. Revenue from integration work which typically accompanies customer purchases of our secure deployable systems is reported together with the system sales revenue.

Our products and services, typically delivered under multi-year contracts or contract vehicles, include:

Cybersecurity and Other Information Technology Training and Professional Services. We provide cybersecurity training and services encompassing all areas of Computer Network Operations which includes: Computer Network Defense, Computer Network Attack, and Computer Network Exploitation. We develop software tools and database applications related to system testing, security, engineering, and analysis. We enhance secure network communication and encryption engineering and provide a wide range of project management, information assurance oversight, and business management. We design, install, and operate data networks that integrate computing and communications, including systems that provide communications via both satellite and terrestrial links. We can provide complete network installation services from cabling infrastructure to complex communications system components. We also provide ongoing network operation and management support services including telecom expense management under multi-year contracts with government customers.

Integrated Logistics Support (“ILS”) Services. We provide field and maintenance support of wireless deployable communication systems including our SwiftLink systems and other vendors’ systems. This includes maintenance services, training, depot support, product resets, and documentation.

Secure Satellite Teleport Data Landing and Transmission Services. We own and operate a high-speed satellite communications teleport in Manassas, Virginia that is connected to the public switched telephone network, and operate two facilities in Europe for government customers. These facilities provide transport services for IP-based media content consisting of VoIP, internet, video and messaging data using VSAT satellite technology as part of our communication solutions for our customers. We provide end-to-end connectivity between users of our deployed SwiftLink systems in remote locations back to our teleport and eventually onto customers’ back-office desktops and cell phones. We purchase space segment (satellite airtime) and resell it to customers using our facilities. TCS also maintains two satellite earth stations on Pacific islands.

Communication Systems and Components. Our SwiftLink products provide secure voice, video and data communications via ruggedized modules that can be rapidly deployed in harsh, remote areas for satellite-based or point-to-point communications, where other means of reliable communication may not be available. Our deployable Very Small Aperture Terminal (“VSAT”) multi-band terminals provide access to a wide array of commercial and military satellites that make broadband capabilities available on a global basis. The tropo version of this technology can achieve significant cost efficiency by enabling beyond-line-of-sight communication by bouncing radio signals off the lowest portion of the Earth’s atmosphere rather than via satellite transponders. Most of our SwiftLink systems can be deployed by a single person in less than twenty minutes, creating critical communication channels from any worldwide location. Uses include critical communications for DoD warfighters in command and control headquarters, emergency response, news reporting, public safety, drilling and mining operations, field surveys and other activities that require remote capabilities for voice, video, and data transmission. We also design, produce and sell communication system components as well as electronic components and solid state drives for aerospace applications.

Government Segment Market Opportunities and Strategy. Our strategy is to be a leading secure wireless communications solution vendor by building scale and a continuum of related technical capabilities. We have a history as a provider of deployable, tactical systems and related field support and maintenance, cybersecurity training and professional service work, and as an operator of fixed teleports, and reseller of space segment. Extensions of these competencies include professional service areas such as cyber-security training. We have developed partner relationships with large, global technology companies engaged in systems integration, handheld devices, and integrated circuits. We intend to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base. We plan to provide communications technology solutions to a broadening body of U.S. federal, state and local, and international government customers.

Trends and our strategy for our Government Segment products and services are:

Expanding Need for Secure, Deployable, Wireless Communication Solutions. Technology to avoid interception or jamming of wireless communications is a growing need for many network operations. TCS has sold deployable communication system terminals to federal government customers for more than a decade. We expect that similar terminals will be provided more broadly in the U.S. military. We are continuing to enhance our deployable communication systems product line to enable broader use of Very Small Aperture Terminal satellite terminals and components. In addition to the aforementioned GTACS and CS2 contract vehicles. TCS continues to submit proposals to participate in large government procurement vehicles. There can be no assurance that our proposals will be successful or that we will receive additional awards or contracts.

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

Government Outsourcing of Network and Telecom Technical Functions. Federal defense and civilian agencies, as well as state and local governments, are increasingly contracting with specialist teams for functions such as network management, and for projects such as enablement of reliable, comprehensive in-building wireless communication service. TCS field support and network operations professionals enjoy a favorable reputation for work in harsh environments. We have long-term relationships with federal agencies, the State of Maryland and the City of Baltimore.

Growing Use of Secure Wireless Communications for Defense, Intelligence and Homeland Security. Wireless communications and location technology are key initiatives within the federal government for both defense and civil infrastructure including the Commerce Department’s FirstNet broadband network which is dedicated to public safety. Wireless communications in emergencies are very important, as first responders need to be able to share information across agencies and departments where wireline systems may be unavailable. We believe that our expertise in the areas of 9-1-1, location-based and messaging services, and secure satellite communications can be leveraged to provide the needed wireless infrastructure for the U.S. Departments of Homeland Security and Defense, and we are pursuing opportunities to provide such products and services. SwiftLink is designed to provide secure voice and data communications through encrypted satellite links.

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

Application of Commercially Proven Technology to Government Solutions. Government customers increasingly are using commercial carrier networks. Procurement officers have expressed a preference for solutions that incorporate proven commercial technology, rather than reliance on government research and development funding. Our portfolio of software, patented intellectual property, and teams of wireless and encryption specialists position us to tap into this opportunity.

Commercial Segment Products and Services

We engineer and develop software for cellular carrier and enterprise networks that enables the delivery of secure and personalized content, services, and transactions to wireless devices. Our extensive research and development investment has led to a large patent portfolio, mostly related to our commercial solutions. We design our software using industry standards for easy implementation, customization, and interoperability with other network components and we have service and technology partnerships with companies around the world.  We manage several network operation centers that host software and equipment for which customers, mainly wireless network operators, make recurring monthly usage payments, usually based on a measure of the volume of usage.

Our primary deliverables are:

Licensed Software-Based Infrastructure: Xypoint® Location Platform (“XLP”) for mobile location-based services: Our Xypoint Location Platform infrastructure system interacts with wireless networks to extract the precise location of a user’s device. In order to determine a user’s location with sufficient precision for U.S. public safety compliance and for commercial location-based applications, our technology interacts with networks that have incorporated Assisted GPS systems that use Global Positioning System (“GPS”) chips in user handsets. Our XLP can also work with network triangulation software which some carriers have added to cell towers and switches in the network. We have been a leader in developing the location platform standard called Secure User Plane for Location (“SUPL”) and have incorporated the technology in our products. Our platform also provides privacy controls so that the wireless device user may control access to the user’s location information, and exposes location application programming interfaces (“APIs”) to location-based applications. We offer carriers around the world the complete LBS solution continuum, with the expertise to enable infrastructure, middleware and application functionality. Mobile operators have made large capital investments in infrastructure for wireless data and location determination technologies, and are motivated to grow subscriber use of services that enhance subscriber loyalty and average revenue per user. We are well positioned to provide carrier-branded enhanced services that efficiently use the carriers’ capacity to deliver a user experience that merits incremental service payments and continuous use.

Application-based services such as Turn-by-Turn Navigation, People-Finder, and Asset-Tracking through wireless carrier subscriptions and contracts with wireless device/“platform” companies. For our applications with location-based services (“LBS”), the user device’s precise location (its “X/Y” coordinates) is extracted and used for E9-1-1 call routing, navigation directions, identifying points of interest locations near the user (such as gas stations, restaurants, or hotels), and locating other network subscribers near the user’s current position. We provide high volume software applications that incorporate real-time location-sensitive data such as traffic, and enable the delivery of optimized travel directions, device-appropriate maps, and search for nearby points of interest. Through wireless carriers, we sell subscriptions to services using our client software as a “white label” vendor to the operators. For device and platform companies, we have engineered software development kits and application program interfaces that enable location-based functionality involving the device.

Short Message Service Center and Related Text Messaging Solutions. Our Short Message Service Center software has been used by wireless carrier subscribers to send and receive text or data messages to and from wireless devices since 1997.  More recently we have been engaged to work with major carriers for enabling the use of text messaging to communicate with 9-1-1 public safety answering points. For our installed base of systems in use by customers, we provide ongoing operational support, including administration of system components, system optimization, and configuration management. Maintenance services include tracking customer support issues, trouble shooting, and developing and installing maintenance releases. We typically provide maintenance services for an annual or quarterly fee paid in advance.

Professional Services and Solutions for Telematics. We provide custom software development and professional services, using our core geo-services platform, to customers engaged in telematics, which is the use of mobile communications technology and related data for application within vehicles on the move. Automotive navigation systems are a form of telematics that involve GPS technology, electronic maps and related spatial data for local searches.

Commercial Segment Market Opportunities and Strategy. Our company is a leader in public safety communications technology for delivery of 9-1-1 calls. We continue to develop software and engineered systems which we deliver through deployment in customer wireless networks, through hosted and subscription business models, and fee for service contracts. Our engineers design solutions to optimize the balance of functionality between the device and the hosted network components, or “cloud.” We are continuing to make development investments focused on the delivery of location information, internet and corporate network data, and other enhanced data-communication services to and from wireless devices, with emphasis on data and network security.

Trends and our strategy  for our products and services include:

9-1-1 Mandate and Technology Advances. A key to enhancing personal safety through a cell phone is the availability of E9-1-1 wireless capabilities. We are one of the two leading providers of E9-1-1 service to wireless and VoIP service providers in the U.S., and to state and county governments for Next Generation, or NextGen, 9-1-1. In 1996, the Federal Communications Commission (“FCC”) mandated the adoption of E9-1-1 technology by wireless carriers, and in 2005, the FCC ordered providers of interconnected VoIP service to provide E9-1-1 services to all of their customers as a standard feature of the service. We are actively pursuing Next Generation 9-1-1 business and have deployed solutions in six states. We now have distribution to state and local governments as well as federal agencies for NextGen solutions through relationships with AT&T, CenturyLink, and Cincinnati Bell.

Expanded Penetration of Wireless and VoIP Network Operator Customer base.  TCS does business with about 60 wireless and VoIP service providers in 13 countries. We intend to expand our domestic and international carrier base through channels and by re-deploying our direct sales and field support organizations. Mobile operators are investing in high-speed data fourth generation networks whose data rates surpass residential wireline rates, and our infrastructure components are subject to inclusion in that investment.  Our location-based technology and applications incorporating map graphics take advantage of these network enhancements. We will continue to develop network software for wireless carriers and cable operators that operate on all major types of networks.

Adaptation of our Technology for Device Platform and Other Non-carrier Customers. Our applications software has been developed in a modular fashion which enables collaborations with hardware customers on solutions using our software development kits and application program interfaces.  We intend to expand our penetration of such customers.

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

Text Messaging (SMS) Trend. While we expect our revenue from messaging to continue declining, text messaging continues to be the most popular type of messaging for mobile users. We have applied our expertise in SMS to enable text to 9-1-1 service, and have developed a hosted messaging service.

Enhancement of our Global Channel Relationships. We are developing relationships with communication infrastructure providers in order to expand our sales channels for our carrier software products and services. We have historically leveraged our strategic relationships with original equipment manufacturers to market our Commercial Segment products to wireless carriers worldwide. Our partners include AT&T, CenturyLink, Huawei, Alcatel-Lucent, and Level 3.

Monetization of our Patent Portfolio. We are systematically evaluating our patents together with third parties.  In some cases we are selling patents with license-back rights, and in others entering into arrangements towards licensing of the intellectual property.  We have initiated approximately 30 such projects.

Customers and Markets

Our company’s technology addresses the converging digital, wireless, internet protocol networks operated by governments, carriers and enterprises.

Our principal government customers are major units of the U.S. Departments of Defense, Homeland Security, and State, and the General Services Administration. In the aggregate, U.S. federal government entities accounted for 32% of our total 2013 revenue. We compete for business through federal, state and local procurement processes that typically involve requests for proposal from multiple bidders. Customers also include international space agencies. Customers for NextGen 9-1-1 are mainly state and local government entities that manage first responder dispatch, to whom we sell directly and through channels.  This business is managed and reported as part of our Commercial Segment.

Our principal commercial customers are wireless network operators in the United States and around the world, either directly or through our channel partners. Our wireless carrier customers include Verizon Wireless, MetroPCS, AT&T Mobility, T-Mobile, Sprint, Telefonica International, Cricket Communications, and Telus. Our carrier customers typically use their brands to market our applications, which in turn compete with those of other carriers and in some cases downloadable applications for smartphones sold by third parties such as Apple Inc. Customers for our VoIP E9-1-1 services include Comcast and Level 3. We provide electronic map technology solutions to telematics vendors including Denso Corporation and XM/Sirius. Our sales efforts target wireless, wireline and VoIP service providers around the world, as well as new device and hardware customers who may use our technology and software in their products.

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

Our current and potential competitors include:

•

Government Segment. General Dynamics Corp.; CACI International Inc.; Globecomm Systems, Inc.; Computer Sciences Corporation; Rockwell Collins, Inc.; KEYW Corporation, and large government systems integrators.

•

Commercial Segment. Intrado Inc. division of West Corporation; TeleNav, Inc.; Ericsson LM Telephone Co.; Comverse Technology Inc; Google Inc.; Garmin Ltd.; Ericsson; TomTom Inc.; and Nokia Solutions and Networks.

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

The markets for commercial location and other mobile wireless applications for carriers and enterprises are continually developing. We partner with vendors of precise location technology. Certain of our partners may attempt to compete with our operating platform by developing their own transmission platform or by purchasing another mobile location platform. The convergence of wireless technologies and the internet is creating many initiatives to bring data and transaction capabilities to wireless devices. There is a wide array of potential competitors in this market, including providers of competing location management platforms, competing enterprise mobility platforms and other competing location-based applications for wireless devices.

Backlog

We had unfilled orders, or funded contract and total backlog at December 31, as follows:

			2013 vs. 2012
($ in millions)	2013	2012	$	%
Commercial Segment funded contract backlog	$223.7	$215.5	$8.2	4%
Government Segment funded contract backlog	64.4	93.1	(28.7)	(31%)
Total funded contract backlog	$288.1	$308.6	$(20.5)	(7%)
Commercial Segment un-funded customer options	$223.7	$215.5	$8.2	4%
Government Segment un-funded customer options	788.9	872.4	(83.5)	(10%)
Total backlog of orders and commitments, including customer options	$1,012.6	$1,087.9	$(75.3)	(7%)
Expected to be realized within next 12 months	$158.7	$218.3	$(59.6)	(27%)

Funded contract backlog represents contracts for which fiscal year funding has been appropriated by our customers (mainly federal agencies), and for hosted services (mainly for wireless carriers). Backlog is computed by multiplying the most recent month’s contract or subscription revenue by the months remaining under the existing long-term agreements, which is considered to be the best available information for anticipating revenue under those agreements. Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved, and could expire unused. At December 31, 2013 our total backlog had $683 million of unfunded orders related to the Worldwide Satellite Systems contract vehicle which will expire on March 31, 2014, so most will likely expire unused.

Our backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed, or new contracts being signed before existing contracts are completed and the other factors described in the Company’s Risk Factors as filed with the Securities and Exchange Commission from time to time. The timing and amounts of government contract funding may be adversely affected by federal budget policy decision like handling of sequestration and continuing resolutions, and can lead to delays in procurement of our products and services due to lack of funding. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Sales and Marketing

We sell our products and services through our direct sales force and through indirect channels. Our direct sales and marketing force consists of approximately 75 professionals in the U.S., Europe, Latin America, Africa and Asia as of December 31, 2013. We also leverage our relationships with larger companies to market our commercial systems. These indirect sales relationships include AT&T, Huawei, and Alcatel-Lucent.

We are pre-qualified as an approved vendor for some government contracts, and some of our products and services are available to government customers via the General Services Administration’s Information Technology Schedule 70, GTACS, CS2, and the Space and the Naval Warfare Foreign Military Sales contract vehicles. We collaborate in sales efforts under various arrangements with integrators. Our marketing efforts also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.

Research and Development

Our success depends on a number of factors, which include, among other items, our ability to identify and respond to emerging technological trends in our target markets, to develop and maintain competitive products, to enhance our existing products by adding features and functionality that differentiate the products from those of our competitors, and to bring products to market on a timely basis and at competitive prices. As of December 31, 2013, our overall staff included more than 780 professionals with technical expertise in wireless network, client software development and satellite-based communication technology. Since 1996, we have made substantial investments in wireless technology research and development, most of which has been devoted to the development of carrier and enterprise network software products and services. We are primarily focusing our current research and development investments in cellular location-based and electronic map technology, including 9-1-1 call routing and dispatch solutions, and highly reliable tactical communication solutions.

We support existing telecommunications standards and promote new standards in order to expand the market for wireless data. We actively participate in wireless standards-setting organizations including the Open Mobile Alliance, and our CEO is a member of the FCC Communications, Reliability, Interoperability Council (“CSRIC”). For the years ended December 31, 2013, 2012, and 2011, our research and development expense was $34.3 million, $36.6 million, and $37.1 million, respectively.

Certain of our government customers contract with us from time to time to conduct research on telecommunications software, equipment and systems.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, service mark, and trade secret laws and restrictions to establish and protect certain proprietary rights in our products and services.

The present size of our patent portfolio allows us to build meaningful partnerships with other companies through direct licensing, cross licensing, and other forms of agreements. Our commitment to protecting our intellectual property ensures continued differentiation and freedom to operate in the industry. We monetize our intellectual property portfolio via patent sales and licensing of the technology as well as incorporating our inventions in our deliverables. No single patent or group of patents, patent applications or patent license agreement is or are material to the Company’s operations.

As of February 5, 2014, we own 352 issued patents relating to wireless location-based services, text messaging, GPS ephemeris data, emergency public safety data routing, electronic commerce, and other areas. We have filed nearly 400 additional patent applications for certain apparatus and processes we believe we have invented to enable key features of the location services, wireless text alerts, Short Message Service Center, mobile-originated data and E9-1-1 network software. There is no assurance that our patent applications will result in a patent being issued by the U.S. Patent and Trademark Office or other patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. Additionally, foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed.

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

Employees

As of December 31, 2013, we had 1,286 employees, of which 1,257 were full-time and 29 were part-time or temporary. We believe relations with our employees are good. None of our employees is represented by a union.

Geographical Information

During 2013, 2012, and 2011, total revenue generated from products and services in the U.S. were $324.1 million, $445.6 million, and $392.1 million, respectively, and total revenue generated from products and services outside of the U.S. were $38.2 million, $41.8 million, and $33.3 million, respectively. As of December 31, 2013, 2012, and 2011, essentially all of the long-lived assets of our operations were located in the U.S.

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

Risks Related to Our Business

Changes in the U.S. federal government  budgetary priorities and global market conditions that are beyond our control may have a material adverse effect on us.

We depend on the U.S. government for a significant portion of our revenues. Competing demands for federal funds could pressure all areas of spending, which will impact the U.S. government budget. Cost cutting, efficiency initiatives, reprioritization and other affordability analysis by the U.S. government and changes in budgetary priorities could adversely impact our Government Segment. Although governments worldwide, including the U.S. government, have initiated sweeping economic plans, we are unable to predict the impact, severity, and duration of these economic events, which could have a material effect on our business, financial position, results of operations or cash flows.

We rely on particular levels of U.S. government spending on our communication solutions and our backlog depends in a large part on continued funding by the U.S. government for the programs in which we are involved. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the Executive Branch must propose and Congress must approve funds for a given program each government fiscal year and may significantly change - increase, reduce or eliminate - funding for a program. A decrease in DoD and/or Homeland Security expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

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

Agencies of the U.S. government have special rights unlike other customers, exposing us to additional risks that could have a material adverse effect on us.

Sales to various agencies of the U.S. government accounted for approximately 32% of our 2013 revenue, all of which was reported as Government Segment revenue. Our ability to earn revenue from sales to the U.S. government can be affected by numerous factors outside of our control, including:

•

The U.S. government may terminate its contracts it with us. All of the contracts we have with the U.S. government are, by their terms, subject to termination by the U.S. government either for its convenience or in the event of a default by us. In the event of termination of a contract by the U.S. government, we may have little or no recourse.

•

The U.S. government may audit and review our costs and performance on their contracts, as well as our accounting and general practices. The costs and prices under these contracts may be subject to adjustment based upon the results of any audits. Future audits that result in the increase in our costs may adversely affect our business, financial position, results of operations or cash flows.

Most of our Government contracts are on a fixed price basis which could negatively impact our profitability.

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

As of December 31, 2013, our estimated contract backlog totaled approximately $1.0 billion, of which $288.1 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change, the program could be canceled, a contract could be reduced, modified or terminated early, or an option that we had assumed would be exercised not being exercised. Approximately 20% of our funded contract backlog consisted of Government Segment orders and the fluctuations in political and fiscal policy priorities and processes materially influence the funding of our backlog and our ability to convert backlog into revenue. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract value will be recognized as revenue.

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

Technological and regulatory change to wireless and next-generation 9-1-1 could affect our future performance.

The Federal Communication Commission, or FCC, requires that certain location information be provided to network operators for public safety answering points when a subscriber makes a 9-1-1 call. Technical failures, greater regulation by federal, state or foreign governments or regulatory authorities, time delays or the significant costs associated with developing or installing improved location technology could slow down or stop the deployment of our mobile location products. If deployment of improved location technology is delayed, stopped or never occurs, market acceptance of our products and services may be adversely affected. Because we will rely on some third-party location technology instead of developing all of the technology ourselves, we have little or no influence over its improvement.

The technology employed with next-generation 9-1-1 services generally anticipates a migration to internet-protocol (or IP) based communication. Since many companies are proficient in IP-based communication protocols, the barriers to entry to providing next-generation 9-1-1 products and services are lower than exist for the traditional switch-based protocols. If we are unable to develop unique and proprietary solutions that are superior to and more cost effective than other market offers, our 9-1-1 business could get replaced by new market entrants, resulting in material adverse impacts on our overall business, financial position, results of operations or cash flows.

Our 9-1-1 business is dependent on state and local governments and the regulatory environment for Voice over Internet Protocol (VoIP) services is developing.

Under the FCC’s mandate, wireless carriers are required to provide 9-1-1 services only if state and local governments request the service. As part of a state or local government’s decision to request 9-1-1, they have the authority to develop cost recovery mechanisms. However, cost recovery is no longer a condition to wireless carriers’ obligation to deploy the service. If state and local governments do not widely request that 9-1-1 services be provided or we become subject to significant pressures from wireless carriers with respect to pricing of 9-1-1 services, our 9-1-1 business would be harmed and future growth of our business would be reduced.

The FCC has determined that VoIP services are not subject to the same regulatory scheme as traditional wireline and wireless telephone services. If the regulatory environment for VoIP services evolves in a manner other than the way we anticipate, our 9-1-1 business would be significantly harmed and future growth of our business would be significantly reduced. For example, the regulatory scheme for wireless and wireline service providers requires those carriers to allow service providers such as us to have access to certain databases that make the delivery of an 9-1-1 call possible. No such requirements exist for VoIP service providers so carriers could prevent us from continuing to provide VoIP 9-1-1 service by denying us access to the required databases.

Failure to meet our contractual obligations, including sufficiently reliable software and  successful integration with customer networks, could adversely affect our profitability and future prospects.

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

We operate FCC licensed teleports in Manassas, Virginia and the Republic of Kiribati subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. We cannot guarantee that the FCC will grant renewals when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We are also required to comply with FCC regulations regarding the exposure of humans to radio frequency radiation from our teleports. These regulations, as well as local land use regulations, restrict our freedom to choose where to locate our teleports.

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

If wireless carriers do not continue to provide our wireless applications to their subscribers, our business could be harmed. Our success with applications depends on increasing the number of end users that purchase the products and services of our wireless applications business from our wireless carrier partners. Our wireless carrier partners may change the pricing and other terms by which they offer our wireless applications business, which could result in increased end user churn, lower revenue and adverse effects on our business.

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

Competitors offer technology that has functionality similar to ours for free, under different business models. Competition from these free offerings may reduce our revenue and harm our business. If our wireless carrier partners can offer these location-based services to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our subscription fees or pursue other business strategies that may not prove successful for us and have a material adverse effect on our business, financial position, results of operations or cash flows.

Network failures, disruptions or capacity constraints in our third party data center facilities or in our servers could affect the performance of the products and services of our wireless applications and 9-1-1 business and harm our reputation and our revenue.

The products and services of our wireless applications business are provided through a combination of our servers, which we house at third party data centers, and the networks of our wireless carrier partners. The operations of our wireless applications business rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. Our hosted data centers are currently located in third party facilities located in the Irvine and San Francisco, California areas, and we may use others as required. We also use third party data center facilities in the Phoenix, Arizona area to provide for disaster recovery.

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

Our operating results could be adversely affected by interruption of our data delivery services, system failure or production interruptions.

Our 9-1-1, hosted location-based services and satellite teleport services operations depend on our ability to maintain our computer and telecommunications equipment and systems in effective working order, and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, sabotage, unauthorized access to our system or similar events. Although all of our mission-critical systems and equipment are designed with built-in redundancy and security, any unanticipated interruption or delay in our operations or breach of security could have a material adverse effect on our business, financial condition and results of operations. Our property and business interruption insurance may not be adequate to compensate us for any losses that may occur in the event of a system failure or a breach of security. Insurance may not be available to us at all or, if available, may not be available to us on commercially reasonable terms.

Our past and future acquisitions of companies or technologies could prove difficult to integrate, disrupt our business, dilute shareholder value or adversely affect operating results or the market price of our Class A common stock.

We have made several acquisitions and intend to continue to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base. Any acquisitions, strategic alliances or investments we may pursue in the future will have a continuing, significant impact on our business, financial condition and operating results. The value of the companies or assets that we acquire or invest in may be less than the amount we paid if there is a decline of their position in the respective markets they serve or a decline in general of the markets they serve. If we fail to properly evaluate and execute acquisitions and investments, our business and prospects may be seriously harmed. Acquisitions involve risks including:

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

New entrants seeking to gain market share by introducing new technology and new products may make it more difficult for us to sell our products and services and could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses, or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.  Consumers can now download and provision applications from individual provider websites and select from a menu of applications through the Apple iTunes App Store, the Blackberry App World, the Android Market, and other application aggregators. Applications from other LBS providers may be preloaded on mobile devices by OEMs or offered by OEMs directly. Increased competition from providers of location-based services which do not rely on a wireless carrier may result in fewer wireless carrier subscribers electing to purchase their wireless carrier’s branded location-based services, which could harm our business and revenue. In addition, these location-based services may be offered for free or on a onetime fee basis, which could force us to reduce monthly subscription fees or migrate to a onetime fee model to remain competitive. We may also lose end users or face erosion in our average revenue per user if these competitors deliver their products without charge to the consumer by generating revenue from advertising or as part of other applications or services.

We rely on third party data and content and some licenses to other parties’ technology to provide the services of our wireless applications business, and if we were unable to obtain content and licenses at reasonable prices, or at all, our gross margins and our ability to provide the services of our wireless applications business would be harmed.

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

We obtain map data from companies owned by current and potential competitors, who may act in a manner that is not in our best interest. We may not be able to upgrade our location-based services platform to support certain advanced features and functionality without obtaining technology licenses from third parties. Obtaining these licenses may be costly and may delay the introduction of such features and functionality, and these licenses may not be available on commercially favorable terms, or at all. The inability to offer advanced features or functionality, or a delay in our ability to upgrade our location-based services platform, may adversely affect consumer demand for the products and services of our wireless applications business, consequently, harm our business.

Some of our research and development operations are conducted in China, India, and Australia, and our ability to introduce new services and support our existing services cost effectively depend on our ability to manage those remote development sites successfully.

Our success depends on our ability to enhance our current services and develop new services and products rapidly and cost effectively. We currently have research and development employees in China and Australia, and contractors in India. Managing product development operations that are remote from our U.S. headquarters is difficult and we may not be able to manage these remote centers successfully. We could incur unexpected costs or delays in product development that could impair our ability to meet market windows or cause it to forego certain new product opportunities. In addition, if our carrier customers become adverse to introducing products into their networks that have been developed in these remote centers, the market for our products could be adversely affected.

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

Our revenue may decline if we fail to retain our largest customers for all of the deliverables that we sell to them, and if we fail to maintain or expand our relationships with strategic partners and indirect distribution channels our license revenues could decline.

Our growth depends on maintaining relationships with our major customers and on developing other customers and distribution channels. If our largest customers reduce their expenditures for marketing the services for which we provide technology, change their plans to eliminate our services, price our products and services at a level that makes them less attractive, or offer and promote competing products and services, in lieu of, or to a greater degree than, our products and services, our revenue would be materially reduced and our business, operating results and financial condition would be materially and adversely affected.

Our growth also depends on maintaining relationships with distribution channels for Nextgen 9-1-1 solutions. The loss of these relationships would have a material adverse impact on our business, financial position, results of operations or cash flows.

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

Because our solutions are sold internationally, we are subject to risks of conducting business in foreign countries.

We believe our revenue will increasingly include business in foreign countries, and we will be subject to the social, political and economic risks of conducting business in foreign countries. Laws and regulations for foreign business include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others.  Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and our international expansion efforts.  Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies. Some international government customers may require contractors to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award. The contracts may include penalties if we fail to meet the offset requirements. Other risks include:

•	our inability to adapt our products and services to local business practices, customs and mobile user preferences;
•	the costs of adapting our product and service offerings for foreign markets and compliance with applicable laws and regulations;
•	our inability to locate qualified local employees, partners and suppliers;
•	reduced protection of intellectual property rights;
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

While we characterize some of our services revenue as being “recurring” there is no guarantee that we will actually achieve this revenue.

A significant portion of our revenue is generated from long-term customer contracts for month-to-month fees. While we currently believe that these revenue streams will continue, renegotiation of the contract terms, early termination or non-renewal of material contracts could cause our recurring revenues to be lower than expected, and growth depends on maintaining relationships with these important customers and on developing other customers and distribution channels.

We are exposed to counterparty credit risk and there can be no assurance that we will manage or mitigate this risk effectively.

We are exposed to many different industries, counterparties, and agreements, and regularly interact with counterparties in various industries.  The insolvency or other inability of a significant counterparty or partner, including a counterparty to a significant counterparty, to perform its obligations under an agreement or transaction, including without limitation, as a result of the rejection of an agreement or transaction by a counterparty in bankruptcy proceedings, could have a material adverse effect on our business financial position, results of operations or cash flows.  Examples of our counterparty risks include counterparties to our credit agreement, large customers and suppliers, and partners on major procurements.

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

Our accounting policies and methods for reporting of our financial position and results of operations require management to make estimates, judgments and assumptions about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions For example, we assess goodwill for impairment in the fourth quarter of each fiscal year, or sooner should there be an indicator of impairment.  We periodically analyze whether any such indicators of impairment exist, such as a sustained significant decline in our stock price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rate, among others.   The impairment test is based on several factors requiring judgments determined as of that date. Changes in market conditions may indicate a potential future impairment of recorded goodwill. If goodwill becomes impaired, we would record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

Because of the uncertainty of the estimates, judgments and assumptions associated with our accounting policies, we cannot provide any assurances that we will not make subsequent significant adjustments to our consolidated financial statements.

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

Wireless network operator consolidating, future business combinations could result in a loss of revenue for our business.

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

Concerns about personal privacy and commercial solicitation may limit the growth of mobile location-based services and change the business models appropriate for service delivery, affecting our business opportunities.

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

From time to time our customers are parties to allegations of intellectual property infringement claims based on solutions which incorporate our products and services, which may lead to demands from our customers to indemnify them for costs in defending those allegations. Any litigation regarding patents, trademarks, copyrights or intellectual property rights, even those without merit, and the related indemnification demands of our customers, can be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products or enter into licensing arrangements with third parties, which may be costly or impractical. This also may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development and sale of certain of our products or services and may result in a material loss of revenue.

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

If there is a security breach or if there is an inappropriate disclosure of any of these types of information, we could be exposed to investigations, litigation, fines and penalties. Remediation of and liability for loss or misappropriation of end user or employee personal information could have a material adverse effect on our business and financial results. Even if we were not held liable for such event, a security breach or inappropriate disclosure of personal, private or confidential information could harm our reputation and our relationships with current and potential customers and end users. Even the perception of a security risk could inhibit market acceptance of our products and services. We may be required to invest additional resources to protect against damages caused by any actual or perceived disruptions of our services. We may also be required to provide information about the location of an end user’s mobile device to government authorities, which could result in public perception that we are providing the government with intelligence information and deter some end users from using our services. Any of these developments could harm our business.

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

The market price for our Class A common stock has experienced significant volatility. This volatility may affect the price at which you could sell the Class A common stock and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in these risk factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

A significant percentage of our common stock is beneficially owned by our President, Chief Executive Officer and Chairman of the Board, and he can exert significant influence over us.

We have two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock generally have the same rights as holders of Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have three votes per share. As of December 31, 2013, Maurice B. Tosé, our President, Chief Executive Officer and Chairman of the Board, beneficially owned 4,997,769 shares of our Class B common stock and 3,113,335 shares of our Class A common stock. Therefore, as of that date, in the aggregate, Mr. Tosé beneficially owned shares representing approximately 26% of our total voting power, assuming no conversion or exercise of issued and outstanding convertible or exchangeable securities held by our other shareholders or holders of the notes. Mr. Tosé can exert significant influence over us through his ability to influence the outcome of elections of directors, amendments to our charter and by-laws and other actions requiring shareholder action, including mergers, going private transactions and other extraordinary transactions. Mr. Tosé may also be able to deter or prevent a change of control regardless of whether holders of Class A common stock might benefit financially from such a transaction.

If our business does not generate sufficient cash to fund our operations and we are unable to obtain additional capital when needed, we may not be able to continue to grow our business.

We believe that our cash and cash equivalents, and our bank line of credit, coupled with the funds anticipated to be generated from operations will be sufficient to finance our operations for at least the next twelve months. However, unanticipated events could cause us to fall short of our capital requirements. In addition, such unanticipated events could cause us to violate our bank credit covenants, enabling bank remedies provided in their agreement with us making it necessary for us to return to the public markets or to establish new credit facilities or raise capital in private transactions in order to meet our capital requirements. We cannot assure you that we will be able to raise additional capital in the future on terms acceptable to us, or at all.

Our bank credit facility contains covenants requiring us to maintain fixed charge coverage and leverage ratios; as well as other restrictive covenants. The agreement also provides subjective events of default based upon (i) no material adverse change in the business, operations, or condition (financial or otherwise) of our Company occur, or (ii) no material impairment of the prospect of repayment of the Company’s obligations under the bank credit agreement; or (iii) no material impairment of perfection or priority of the lenders security interests in the collateral under the bank credit agreement. If our performance does not result in compliance with any of the restrictive covenants, and our lenders exercise their rights under the subjective acceleration clause referred to above, we would seek to further modify our financing arrangements, but there can be no assurance that our debt holders would not exercise their rights and remedies under their agreements with us, including declaring all outstanding debt due and payable. If we are not in compliance with one or more of our covenants which if not complied with could result in an event of default under our line of credit or term loan, there can be no assurance that our lenders would waive such non-compliance. In such an event, we would be prohibited from drawing funds against the line of credit and our indebtedness under the line of credit and term loan could be accelerated. This could have a material adverse effect on our business, financial condition, results of operation, liquidity, or stock price.

Our short-term investments are subject to market fluctuations which may affect our liquidity.

Although we have not experienced any material losses on our cash, cash equivalents, and short-term investments, declines in the market values of these investments in the future could have an adverse impact on our financial condition and operating results. Historically, we have invested in AAA rated money market funds meeting certain criteria. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be directly or indirectly impacted by the U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets causing credit and liquidity issues. If an issuer defaults on its obligations, or its credit ratings are negatively affected by liquidity, losses or other factors, the impact on liquidity could decline and could have a material adverse effect on our business, financial position, results of operations or cash flows.

Variations in quarterly operating results due to factors such as changes in demand for our products and changes in our mix of revenues and costs may cause our Class A common stock price to decline.

Our revenue and operating results are difficult to predict and are likely to fluctuate from quarter-to-quarter. For example, 2013 systems revenue was lower in the fourth quarter of the year compared to 2012 systems revenue was lower in the first quarter. We generally derive a significant portion of wireless carrier systems revenue in our Commercial Segment from initial license fees. The initial license fees that we receive in a particular quarter may vary significantly. As systems projects begin and end, quarterly results may vary. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our Class A common stock. If our operating results in future quarters fall below the expectations of market analysts and investors, the market price of our stock may fall.

Factors that have either caused our results to fluctuate in the past or that are likely to do so in the future include:

•	changes in our relationships with wireless carriers, the U.S. government or other customers;
•	timing and success of introduction of new products and services and our wireless carrier partners’ marketing expenditures;
•	changes in pricing policies and product offerings by us or our competitors;
•	changes in projected profitability of acquired assets requiring the write down of the value of the goodwill reflected on our balance sheet;
•	loss of subscribers by our wireless carrier partners or a reduction in the number of subscribers to plans that include our services;
•	the timing and quality of information we receive from our wireless carrier partners;
•	the timing and success of new mobile phone introductions by our wireless carrier partners;
•	our ability to attract new end users;
•	the extent of any interruption in our services;
•	costs associated with advertising, marketing and promotional efforts to acquire new customers;
•	capital expenditures and other costs and expenses related to improving our business, expanding operations and adapting to new technologies and changes in consumer preferences; and
•	our lengthy and unpredictable sales cycle.

We may not have, and may not have the ability to raise, the funds necessary to repurchase our currently outstanding Convertible Senior Notes upon a fundamental change, as required by the indenture governing the Convertible Senior Notes.

Following a fundamental change as described in the indenture governing the Convertible Senior Notes, holders of those notes may require us to repurchase their notes for cash.  A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then existing indebtedness.  We cannot provide any assurance that we will have sufficient financial resources, or will be able to arrange financing to pay the repurchase price in cash with respect to any notes tendered by holders for repurchase upon a fundamental change.  In addition, restrictions in our then-existing credit facilities or other indebtedness, if any, may not allow us to repurchase the Convertible Senior Notes.  The failure of us to repurchase the notes when required would result in an event of default with respect to the Convertible Senior Notes which could in turn constitute a default under the terms of our other indebtedness, if any, and have an adverse effect on our business, financial position, results of operations or cash flows.

Future sales of our Class A common stock in the public market or issuances of securities convertible into our Class A common stock and hedging activities could lower the market price for our Class A common stock and adversely impact the trading price of the notes.

As of December 31, 2013, we had outstanding approximately 56 million shares of our Class A common stock and options to purchase approximately 17 million shares of our Class A common stock. In the future, we may sell additional shares of our Class A common stock to raise capital. In addition, a substantial number of shares of our Class A common stock is reserved for issuance upon the exercise of stock options and upon conversion of the Convertible Notes. Our Class A common stock may also be issued upon conversion of our Class B common stock, which is convertible into our Class A common stock on a one-for-one basis. As of December 31, 2013, we had 5 million shares of Class B common stock outstanding. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our Class A common stock. The issuance and sale of substantial amounts of Class A common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Convertible Notes and the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities.

The fundamental change purchase feature of the Convertible Senior Notes may delay or prevent an otherwise beneficial attempt to purchase our company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in Annapolis, Maryland, as well as portions of our Commercial and Government Segments, and includes a satellite operations center. Our office in Seattle, Washington is used primarily for servicing and hosting our wireless and VoIP E9-1-1 public safety support services. The design and development of our software based systems and applications are located in Annapolis, Maryland, Seattle, Washington, Aliso Viejo, California, Calgary, Canada, North Wollongong, Australia, and Tianjin, China offices. Major Government Segment operations are in Tampa, Florida and Hanover, Maryland. We also own a 7-acre teleport facility in Manassas, Virginia for teleport services for our Government Segment customers.

The following table lists significant leased facilities at December 31, 2013:

Location:	Size:	Lease Expiration:
Annapolis, Maryland	52,000 square feet	December 2016
Seattle, Washington	57,000 square feet	September 2017
Tampa, Florida	45,600 square feet	December 2014
Hanover, Maryland	36,000 square feet	August 2017
Torrance, California	35,000 square feet	January 2018
Aliso Viejo, California	29,000 square feet	December 2017
Tianjin, China	18,000 square feet	January 2017
Greenwood Village, Colorado	17,000 square feet	May 2020
Danville, Vermont	14,000 square feet	July 2014
Richardson, Texas	13,000 square feet	April 2015
Manassas, Virginia	10,000 square feet	November 2017
Suwanee, Georgia	9,500 square feet	May 2015
North Wollongong, Australia	8,000 square feet	April 2017
Calgary, Canada	6,500 square feet	March 2014

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock has been traded on the NASDAQ Global Market under the symbol “TSYS” since our initial public offering on August 8, 2000. The following table sets forth, for the periods indicated, the high and low sales prices for our Class A Common Stock as reported on the NASDAQ Global Market:

	High	Low
2014
First Quarter 2014 (through February 21, 2014)	$2.50	$2.11
2013
First Quarter 2013	$2.65	$2.11
Second Quarter 2013	$2.42	$1.82
Third Quarter 2013	$3.21	$2.31
Fourth Quarter 2013	$2.59	$2.10
2012
First Quarter 2012	$3.09	$2.25
Second Quarter 2012	$2.88	$1.20
Third Quarter 2012	$2.28	$1.10
Fourth Quarter 2012	$2.70	$1.69

There are approximately 7,100 shareholders of our Class A Common Stock and as of February 21, 2014, approximately 260 were holders of record. As of February 21, 2014, there were 8 holders of record of our Class B Common Stock.

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s Class A Common Stock with the cumulative total return of the Nasdaq Global Market U.S. Index and a mobile data index prepared by the Company of the following relevant publicly traded companies in the commercial and government sectors in which we operate: BlackBerry Limited; CACI International Inc.; Comtech Telecommunications Corp.; Garmin Ltd.; General Dynamics Corp.; Harris Corp.; The KEYW Holding Corporation; Kratos Defense & Security Solutions, Inc.; NCI Inc.; NeuStar, Inc.; Rockwell Collins, Inc.; LM Ericsson Telephone Company; Telenav, Inc.; and ViaSat, Inc. (the “New Peer Group”).

The composition of the Mobile Data Index has been changed from last year (the “Old Peer Group”) as follows: (1) Comverse Technology, Inc. and Globecomm Systems, Inc. were removed because they have become privately owned and no longer report relevant data, and (2) The KEYW Holding Corporation, and Blackberry Limited and Garmin Ltd. were added to the New Peer Group because their business lines, have become more comparable to our Government Segment and Commercial Segment businesses, respectively.

The information provided is from January 1, 2008 through December 31, 2013.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Item 6.  Selected Financial Data

The table that follows presents portions of our consolidated financial statements. You should read the following selected financial data together with our audited Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the more complete financial information included elsewhere in this Form 10-K. We have derived the statements of operations data for the years ended December 31, 2013, 2012, and 2011 and the balance sheet data as of December 31, 2013 and 2012 from our consolidated financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm, and which are included in Item 15 of this Form 10-K. We have derived the statements of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010, and 2009, from our audited financial statements which are not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except share and per share data)
Statement of Operations Data:
Revenue
Services	$281.4	$305.1	$303.9	$262.3	$151.9
Systems	80.9	182.3	121.5	126.5	148.2
Total revenue	362.3	487.4	425.4	388.8	300.1
Direct cost of services revenue	156.3	178.3	171.0	152.2	84.1
Direct cost of systems revenue	67.0	148.9	103.2	98.6	102.1
Total direct cost of revenue	223.3	327.2	274.2	250.8	186.2
Services gross profit	125.1	126.8	132.9	110.1	67.8
Systems gross profit	13.9	33.4	18.3	27.9	46.1
Total gross profit	139.0	160.2	151.2	138.0	113.9
Research and development expense	34.3	36.6	37.1	30.1	22.3
Sales and marketing expense	28.5	30.7	29.4	23.9	16.0
General and administrative expense	54.7	54.3	46.2	37.2	35.4
Depreciation and amortization of property and equipment	14.8	14.2	12.1	9.7	6.0
Amortization of goodwill and other intangible assets	4.6	4.4	5.5	4.7	0.9
Impairment of goodwill and long-lived assets	32.0	125.7	—	—	—
Total operating costs and expenses	168.9	265.9	130.3	105.6	80.6
Patent related gains, net of expenses	—	—	—	—	15.7
Income (loss) from operations	(29.9)	(105.7)	20.9	32.4	49.0
Interest expense	(8.2)	(7.4)	(7.3)	(9.2)	(1.8)
Amortization of deferred financing fees	(3.4)	(0.8)	(0.8)	(0.8)	(0.4)
Gain (loss) on early retirement of debt	(0.2)	0.4	—	—	—
Other income (expense), net	(0.3)	—	(0.4)	1.6	0.3
Income (loss) before income taxes	(42.0)	(113.5)	12.4	24.0	47.1
Benefit (provision) for income taxes	(16.6)	15.5	(5.4)	(8.1)	(18.8)
Net income (loss)	$(58.6)	$(98.0)	$7.0	$15.9	$28.3
Net income (loss) per share — basic	$(1.00)	$(1.69)	$0.12	$0.30	$0.59
Net income (loss) per share — diluted[1]	$(1.00)	$(1.69)	$0.12	$0.28	$0.53
Basic shares used in computation (in thousands)	58,611	57,889	56,722	53,008	47,623
Diluted shares used in computation (in thousands)	58,611	57,889	58,581	56,032	53,946
[1]

Shares issuable via the convertible notes are included if diluted, in which case tax-effected interest expense on the debt is excluded from the determination of Net income (loss) per share – diluted, see Note 3 presented in the Notes to Consolidated Financial Statements.

As of December 31:	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$41.9	$36.6	$40.9	$45.2	$61.4
Working capital	55.2	82.6	87.0	89.6	77.7
Total assets	321.5	413.7	489.6	462.8	472.2
Capital leases and long-term debt (including current portion)	147.5	167.6	140.8	160.5	183.0
Total liabilities	212.2	252.6	238.9	247.3	286.4
Total stockholders’ equity	109.3	161.1	250.7	215.5	185.8

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

•	variable seller consideration arrangements; and
•	discount rates

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

In the fourth quarter of 2013, after adjusting projections for uncertainty at a significant customer, we recorded an impairment charge of $0.6 million to acquired intangible assets.  In the second quarter of 2012, after adjusting projections for the impact of a customer contract renegotiation, we recorded an impairment charge of $14.0 million to acquired intangible assets.

Goodwill. Goodwill represents the excess of cost over the fair value of assets of acquired businesses. Goodwill is not amortized, but instead is evaluated for impairment in the fourth quarter of each fiscal year, or sooner should there be an indicator of impairment. We may assess qualitative factors to determine whether it is more likely than not an event or circumstance might indicate the fair value of the reporting unit is less than its carrying value. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower expected growth, among others. After completing our assessment of such qualitative factors, and if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform a two-step process. The first step requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. In the second step, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, would represent the amount of goodwill impairment.

For goodwill impairment testing, we have four reporting units. In 2013, we reorganized the Commercial Segment in order to better conform and integrate the product lines and create efficiencies, so that one management team is now responsible for all Commercial Platforms & Applications other than the 9-1-1 Safety and Security part of the Commercial Segment. Previously, our Commercial Segment was comprised of Navigation and Other Commercial reporting units. Our two Government Segment reporting units, the Government Solutions Group (“GSG”) unit and the Cyber Intelligence unit, remain the same.

Our year-end goodwill balances by reporting unit were:

2013
Platforms and Applications	$27.9
Safety and Security Group	22.0
Government Solutions Group	26.1
Cyber Intelligence	28.2
Total goodwill	$104.2
2012
Navigation	$22.1
Other Commercial	36.1
Government Solutions Group	26.1
Cyber Intelligence	28.2
Total goodwill	$112.5

Following our fourth quarter 2013 testing, we wrote down the values of our Platforms and Applications reporting unit’s goodwill and long-lived assets from a carrying value of $65.4 million to their estimated fair value of $33.4 million at December 31, 2013, resulting in an impairment charge of $32.0 million. We valued the existing technology using a discounted cash flow method to determine whether a write-down was necessary, and after concluding that a write-down was necessary, used a relief from royalty method to value the licensable technology. We then used a discounted cash flow method to determine the fair value of our Platforms and Applications reporting unit. We consulted with a third party valuation firm to assist in the work.

In performing our 2013 testing for our Safety and Security and Cyber Intelligence reporting units, we used a discounted cash flow method as well as a market approach based on observable public comparable company multiples of revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and weighted the results from the two methods to estimate the reporting units’ fair values. For our Government Solutions Group we used only a discounted cash flow method. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company multiples for the market comparable approach and the relevant weighting of the methods utilized.

For the market comparable approaches, we evaluated comparable company public trading values and valued our reporting units using multiples of EBITDA ranging from approximately 6 to 8 times. Comparable company public trading values are based on the market’s view of future industry conditions and the comparable companies’ future financial results. Adverse changes in any of these variables would negatively influence the valuation of our reporting units. It is not possible to determine the impact of such potential adverse changes on the valuation of our reporting units.

Our discounted cash flow models are based on our most recent long-range forecast and, for years beyond the forecast, we estimated terminal values based on estimated exit multiples ranging from approximately 6 to 7 times the final forecasted year EBITDA. They reflect management’s expectation of future market conditions and expected levels of financial performance for our reporting units, as well as discount rates and estimated terminal values that would be used by market participants in an arms-length transaction. Business operational risks which could impact profits are detailed in our “Risk Factors” disclosures. Discount rates used were intended to reflect the risks inherent in the future cash flows of the respective reporting units and were between 13% and 15%.

A summary of the impairment charge recorded in 2013 is as follows:

	Carrying Value	Fair Value	Impairment Charge
Goodwill – Platforms and Applications	$36.1	$27.9	$8.2
Property and equipment, including capitalized software for internal use	18.1	5.5	12.6
Software development costs	9.3	—	9.3
Other assets	1.3	—	1.3
Acquired intangible assets	0.6	—	0.6
	$65.4	$33.4	$32.0

In the second quarter of 2012, we received notice from a significant navigation application customer that it intended to adjust pricing for TCS services. Management considered this to be an indicator that we should evaluate the long-lived assets (including goodwill and other intangible assets) related to the Company’s 2009 acquisition of Networks In Motion, operating as the Company’s Navigation reporting unit, for potential impairment. No triggering events occurred with regard to other reporting units, so an interim analysis of other units was not completed.

We completed Step 1 of the goodwill impairment testing for the Navigation reporting unit using a discounted cash flow (“DCF”) method supported by a market comparable approach. The DCF model was based on our updated long-range forecast for the Navigation reporting unit. For years beyond the forecast, our estimated terminal value was based on a discount rate of approximately 12% and a perpetual cash flow growth rate of 3%. For the market comparable approach, we evaluated comparable company public trading values, using sales and EBITDA multiples. The estimated fair value of the Navigation reporting unit was compared to the carrying amount including goodwill, and the results of the Step 1 goodwill testing indicated a potential impairment.

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

Our Navigation reporting unit’s goodwill, acquired intangibles, capitalized software development costs, and long-lived assets with a carrying value of $164.5 million were written down to estimated fair value of $38.8 million, resulting in a total impairment charge of $125.7 million. We engaged a third party valuation firm to assist in the determination of the fair value of goodwill, acquired intangibles, capitalized software, and long-lived assets.

A summary of the impairment charge recorded in the second quarter of 2012 is as follows:

	Carrying Value March 31, 2012	Fair Value June 30, 2012	Total Impairment Charge

Property and Equipment, including capitalized software for internal use	$23.3	$10.3	$13.0
Software development costs	18.8	6.4	12.4
Acquired intangible assets	14.0	—	14.0
Goodwill – Navigation	108.4	22.1	86.3
	$164.5	$38.8	$125.7

We performed our annual fourth quarter 2012  goodwill Step 1 testing and  there was no indication of any further impairment in any of our reporting units, so the second step of the goodwill impairment analysis was not performed. For all reporting units, we used a market approached based on observable public comparable company multiples. For our Navigation and Cyber Intelligence reporting units, we also used a DCF analysis. Where multiple approaches were used, we weight the results from different methods to estimate the reporting unit’s fair value. The cash flows employed in 2012 DCF analyses were based on our most recent long-range forecast and, for years beyond the forecast, we estimated terminal value based on estimated exit multiples ranging from 6 to 7 times the final forecasted year earnings before interest, taxes, depreciation and amortization. The discount rates used in the DCF analyses were intended to reflect the risks inherent in the future cash flows of the respective reporting units and were approximately 12%. For the market comparable approaches, we evaluated comparable company public trading values, using multiples of earnings before interest, taxes, depreciation and amortization ranging from 6 to 12 times and multiples of revenue ranging from 1 to 2 times.

For 2011, all of our reporting units passed the first step of the goodwill impairment testing, indicating no impairments.

Software Development Costs. Acquired technology, representing the estimated value of the proprietary technology acquired, has been recorded as capitalized software development costs. We also capitalize software development costs after we establish technological feasibility, and amortize those costs over the estimated useful lives of the software beginning on the date when the software is available for general release. We believe that these capitalized costs will be recoverable from gross profits generated by these products.

For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. Costs that are capitalized include direct labor and other direct costs. In 2013, 2012, and 2011, we capitalized $2.0 million, $1.9 million, and $2.4 million, respectively, of software development costs for software developed for resale.

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

We capitalize all costs related to software developed or obtained for internal use when management commits to funding the project and the project completes the preliminary project stage. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Capitalized software development costs for internal use are included in Property and Equipment on the Consolidated Balance Sheets.

In 2013, we recorded an impairment charge of $9.3 million related to our Platforms and Applications reporting unit. In 2012, we recorded an impairment charge of $12.4 million after determining the capitalized software development costs related to our Navigation reporting unit were not recoverable based on decreased projected revenues and sales pipeline.

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

We recognize the benefits of tax positions in the financial statements, if such positions are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, based on our judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. At December 31, 2013, we had unrecognized tax benefits totaling approximately $4.8 million. The determination of these unrecognized amounts requires significant judgments and interpretation of complex tax laws. Different judgments or interpretations could result in material changes to the amount of unrecognized tax benefits.

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

Acquisitions

We did not make any material acquisitions in 2013. Opportunistic acquisitions are part of our long-term corporate strategy. We pursue specific targets that complement our portfolio of existing products and services, and try to pursue business combinations through exclusivity rather than participation in auction processes. We believe we can fund future acquisitions with our internally available cash, equivalents and marketable securities, cash generated from operations, amounts available under our existing debt facilities, additional borrowings or from the issuance of additional securities. We evaluate the financial impact of any potential acquisition and associated financing with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

Effective July 6, 2012, we completed the acquisition of all of the outstanding shares of privately-held microDATA, GIS, Inc., (“microDATA.”) microDATA is a leading provider of Next Generation 9-1-1 software and solutions. Consideration for the acquisition was approximately $35 million, comprised of $21 million in cash at closing, plus $14 million in promissory notes and performance-based earn-out opportunities. microDATA’s business operations are included in our Commercial Segment.

On January 31, 2011, we acquired privately-held Trident Space & Defense, LLC, (“Trident”) a leading provider of engineering and electronics solutions for global space and defense markets, located in Torrance, California. Total consideration for the acquisition was $29.5 million including $17.2 million paid in cash and three million shares of our Class A common stock worth approximately $12.3 million. The acquired business operations are included in our Government Segment.

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

•

Liquidity and cash flows. The primary driver of our cash flows is the results of our operations. Other important sources of our liquidity are our capacity to borrow, through our bank credit and term loan facility; lease financing for the purchase of equipment; and access to the public equity market.

•	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenue outstanding as important indicators of our financial health.

Results of Operations

Operation of acquired businesses has been fully integrated into our existing operations. Our acquisitions did not result in our entry into a new line of business or product category; they added products, services and technical depth with features and functionality similar to our previous operations. The comparability of our operating results from 2012 to 2011 is affected by the July 6, 2012 acquisition of microDATA, so where changes in our 2012 results of operations from those of 2011 are clearly related to the acquisitions, such as revenue and increases in amortization of intangibles, we quantify the effects in the discussion that follows.

Revenue, Cost of Revenue, and Gross Profit

The following discussion addresses by segment our revenue, cost of revenue, and gross profit. See discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

Government Segment:

			2013 vs. 2012			2012 vs. 2011
($ in millions)	2013	2012	$	%	2011	$	%
Services revenue	$131.1	$146.1	$(15.0)	(10%)	$129.2	$16.9	13%
Systems revenue	61.1	158.6	(97.5)	(61%)	105.0	53.6	51%
Total Government Segment revenue	192.2	304.7	(112.5)	(37%)	234.2	70.5	30%
Direct cost of services	92.3	107.9	(15.6)	(14%)	90.0	17.9	20%
Direct cost of systems	50.4	133.7	(83.3)	(62%)	89.9	43.8	49%
Total Government Segment cost of revenue	142.7	241.6	(98.9)	(41%)	179.9	61.7	34%
Services gross profit	38.8	38.2	0.6	2%	39.2	(1.0)	(3%)
Systems gross profit	10.7	24.9	(14.2)	(57%)	15.1	9.8	65%
Total Government Segment gross profit	$49.5	$63.1	$(13.6)	(22%)	$54.3	$8.8	16%
Segment gross profit as a percent of revenue	26%	21%			23%

The primary customers of this segment are U.S. government agencies including Department of Defense (“DoD”), domestic and foreign space programs, and the contractors that supply products and services to government customers. TCS is a prime contractor on several multi-year, multi-billion dollar contracts, some of which are indefinite-delivery, indefinite quantity, or IDIQ, contracts, through which this segment generates much of its revenue. From 2006 through the first quarter of 2014 we were one of six vendors selected by the U.S. Army to provide secure wireless communication solutions under a Worldwide Satellite Systems (“WWSS”) contract vehicle. Since 2006, we received funded orders totaling over $700 million. We rely on funding by the U.S. government for the programs in which we are involved. These funding levels follow the cycle of general public policy and political support for this type of spending. Moreover, although our contracts often contemplate that our services will be performed over a period of several years, the Executive Branch must propose and Congress must approve funds for a given program each government fiscal year and may significantly change — increase, reduce or eliminate — funding for a program. A decrease in expenditures, the elimination or curtailment of a material program in which we are involved, the expiration of a contracting vehicle (like the WWSS contract vehicle) or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Government Services Revenue, Cost of Revenue, and Gross Profit:

Our government services revenue is generated from professional communications engineering and field support, cyber security training, program management, help desk outsource, network design and management for government agencies, as well as operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite, including resale of satellite airtime. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods. Government services revenue decreased $15.0 million, or 10% for 2013 compared to 2012, reflecting 7% lower professional services and managed satellite services volume as well as the effect of the draw-down of Afghanistan field support personnel. Our cyber security revenue decreased 3% due to timing of funding for training services. Government services revenue increased $16.9 million, or 13% in 2012 over 2011 as a result of new and expanded-scope contracts for field support and maintenance, in-building wireless and other professional services and satellite airtime services using our teleport facility.

Direct cost of government services revenue consists of compensation, benefits and travel incurred in delivering these services, as well as satellite space segment purchased for resale. These costs have varied over the three years presented as a direct result of changes in volume.

Gross profit from government services increased $0.6 million, or 2% for 2013 over 2012 due largely to the effects of some one-time changes to compensation arrangements as personnel transitioned from one contract to a successor.  In 2012, gross profit from government services decreased $1.0 million, or 3% from 2011 as a result of lower average pricing on the renewal of several contracts offsetting the benefit of higher volume.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from selling secure wireless communication systems and components, primarily deployable satellite-based and line-of-sight deployable systems, integration of these systems into customer networks. These are largely variations on our lightweight, secure, deployable communication kits, sold mainly to units of the U.S. Departments of Defense and other federal agencies. Our government systems revenue also includes electronic components, sold mainly to domestic and foreign space programs. Government systems sales decreased $97.5 million, or 61% in 2013 compared to 2012 due to significant 2012 non-recurring “pass through” (low-margin, low-value-add) sales, and  funding delays for our highly reliable electronic components and deployable communication systems, and competitor protests of awarded contracts. Government systems sales increased $53.6 million, or 51% in 2012 compared to 2011 due mainly to approximately $50 million of unusual, low margin “pass-through” shipments. Also, increased sales of our SwiftLink and deployable communication systems and sales of our highly reliable electronic parts and materials contributed to the 2012 increase in government systems revenues.

The cost of our government systems revenue consists of purchased system components, compensation and benefits, the costs of third-party contractors, and travel. These costs have varied over the three years presented as a direct result of changes in mix and volume. These equipment and third-party costs are variable for our various types of products, and margins fluctuate between periods based on pricing and product mix.

Government systems gross profit decreased $14.2 million, or 57% for 2013 compared to 2012 due mainly to the lower sales volume. Government systems gross profit increased $9.8 million in 2012, or 65% compared to 2011, due to higher sales volume.

Commercial Segment:

			2013 vs. 2012			2012 vs. 2011
($ in millions)	2013	2012	$	%	2011	$	%
Services revenue	$150.3	$159.0	$(8.7)	(5%)	$174.7	$(15.7)	(9%)
Systems revenue	19.8	23.7	(3.9)	(16%)	16.5	7.2	44%
Total Commercial Segment revenue	170.1	182.7	(12.6)	(7%)	191.2	(8.5)	(4%)
Direct cost of services	64.0	70.4	(6.4)	(9%)	81.0	(10.6)	(13%)
Direct cost of systems	16.6	15.2	1.4	9%	13.3	1.9	14%
Total Commercial Segment cost of revenue	80.6	85.6	(5.0)	(6%)	94.3	(8.7)	(9%)
Services gross profit	86.3	88.6	(2.3)	(3%)	93.7	(5.1)	(5%)
Systems gross profit	3.2	8.5	(5.3)	(62%)	3.2	5.3	166%
Total Commercial Segment gross profit	$89.5	$97.1	$(7.6)	(8%)	$96.9	$0.2	NM
Segment gross profit as a percent of revenue	53%	53%			51%

(NM = Not meaningful)

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Our commercial services revenue is generated from hosting and maintaining software and networks for public safety 9-1-1 service for wireless, and Voice over Internet Protocol (“VoIP”) service providers, and operators of next generation 9-1-1 infrastructure (mainly state and local governments).  It also includes revenue from hosted applications and infrastructure software for Location-Based Services (“LBS”) including turn-by-turn navigation and locator applications, and maintenance of text messaging platform software. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Hosted LBS service and 9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Service Answering Points (“PSAPs”), or the number of customer subscribers or sessions using our technology. Revenue generated by client software applications for wireless subscribers is generally on a per-subscriber per month basis.  We also earn services revenue through nonrecurring engineering (“NRE”) custom software development contracts. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Services also include custom software development, implementation and related service projects under time and materials or fixed-fee contracts, which are reported using percentage-of-completion accounting.

Commercial services revenue in 2013 was $8.7 million, or 5% lower than in 2012, reflecting 7% higher revenue from 9-1-1 related services, offset by 16% lower application services revenue. Commercial services revenue in 2012 was $15.7 million or 9% lower than for 2011 due mainly to lower volume from the navigation and locator applications and lower software maintenance revenue, partly offset by the higher revenue from 9-1-1 services including $2.0 million from the acquired microDATA business.

The direct cost of our services revenue consists primarily of compensation and benefits, licensed location-based application content, network access, data feed and circuit costs for network operation centers and co-location facilities, and equipment and software maintenance. Direct cost of commercial services revenue decreased $6.4 million, or 9% in 2013 compared to 2012 due mainly to lower contractor labor and other direct costs as part of cost containment actions taken during the year. Direct cost of commercial services revenue were $10.6 million, or 13% lower in 2012 than in 2011 mainly due to lower direct labor and other direct costs, including licensed content. The direct cost of commercial services includes amortization of capitalized software development costs of $2.5 million, $2.7 million, and $6.9 million in 2013, 2012, and 2011, respectively. The decrease in capitalized software development amortization cost in 2012 over 2011 reflects the write-down of amortizable intangible assets in the second quarter of 2012.

Commercial services gross profit in 2013 was $2.3 million, or 3% lower than in 2012 due mainly to lower volume of  application services revenue from white label wireless carrier revenue-sharing arrangements. Commercial services gross profit in 2012 was $5.1 million, or 5% lower than in 2011 due mainly to the impact of lower applications revenue including the effect of a pricing adjustment by a major navigation application wireless carrier customer effective mid-year 2012.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems to wireless carriers and state and local governments incorporating our licensed software for enablement of Next Generation 9-1-1 call routing and computer-aided responder dispatch, as well as licenses for location-based wireless services and text messaging infrastructure software. We also earn revenue from the sale of patents and licensing of our intellectual property including payments for past patent infringement liabilities, upfront and non-refundable license fees, and royalty fees. Revenue from larger deployments of Next Generation 9-1-1 technology, incorporating our software and third party components, are long term contracts reported using percentage of completion accounting. Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks during the relevant period. In all cases, revenue from the licensing of our intellectual property is recognized when all four of the requisite revenue recognition criteria are met.

Commercial systems revenue in 2013 was $3.9 million or 16% lower than in 2012 as a result of about 60% lower Next Generation 9-1-1 revenue due to delays of system deployments dependent on the readiness of our channel partners and customers, partially offset by approximately 35% higher LBS platform sales. Revenue from patent sales and other intellectual property transactions remained about the same at $2.8 million, for 2013 and 2012. The Next Generation 9-1-1 operations of microDATA, acquired in July 2012, contributed $5.2 million in 2013 compared to $8.7 million systems revenue in 2012 primarily due to funding delays. Commercial systems revenue increased $7.2 million, or 44% in 2012 compared to 2011.

The direct cost of commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, and consulting fees as well as the amortization of acquired and capitalized software development costs. The direct cost of commercial systems increased $1.4 million, or 9% in 2013 compared to 2012 reflecting an increase in labor and direct costs for customer-related custom messaging and location-based system development projects. The direct cost of commercial systems increased $1.9 million, or 14%, in 2012 compared to 2011 reflects an increase in labor and other direct costs of the acquired microDATA operations. The direct cost of systems includes amortization of capitalized software development costs of $4.9 million, $5.0 million, and $3.9 million, respectively, in 2013, 2012, and 2011. The increase in capitalized software development cost amortization in 2012 over 2011 mainly reflects amortization of acquired capitalized software development costs recorded as part of the purchase accounting for the mid-2012 microDATA acquisition.

Our commercial systems gross profit decreased $5.3 million, or 62% in 2013 from 2012 reflecting the lower revenue due to deployment delays on Next Generation 9-1-1 systems and the impact on gross profit of non-variable costs necessary to perform those deployments. Our commercial systems gross profit increased $5.3 million, or 166% in 2012 over 2011 due to higher revenue from Next Generation 9-1-1 public safety system deployments and net proceeds from intellectual property monetization.

Operating Expenses

Research and Development Expense:

			2013 vs. 2012			2012 vs. 2011
($ in millions)	2013	2012	$	%	2011	$	%
Research and development expense	$34.3	$36.6	$(2.3)	(6)%	$37.1	$(0.5)	(1)%
Percent of revenue	9%	8%			9%

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

We incur R&D expense for software mainly used by commercial and government network operators. Throughout the reporting periods we continued to invest in 9-1-1 applications, secure communications technology, and infrastructure and applications for network operators, the telematics supply chain, wireless device customers and new vertical markets. We continually assess our spending on R&D to ensure our resources are focused on technology that is expected to achieve the highest level of success.

In addition to company deliverables, our research and development expenditures and acquisitions have yielded a portfolio of 349 patents as of December 31, 2013, and almost 400 patent applications pending, primarily for wireless location-based technology. During 2012 we began a program of monetizing this portfolio through patent and license sales and other arrangements with partners and licensees.

R&D expense was $2.3 million, or 6% lower in 2013 than in 2012 mainly due to a shift of resources to custom development efforts (reported as cost of revenue) and spending adjustments to reduce labor, contractor, and other vendor costs on mature products. R&D expense decreased $0.5 million, or 1% in 2012 from 2011 as a result of some developers working on custom development efforts (reported as cost of revenue) as well as some reduction in headcount.

Sales and Marketing Expense:

			2013 vs. 2012			2012 vs. 2011
($ in millions)	2013	2012	$	%	2011	$	%
Sales and marketing expense	$28.5	$30.8	$(2.3)	(7%)	$29.4	$1.4	5%
Percent of revenue	8%	6%			7%

Our sales and marketing expenses include fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and attending and sponsoring industry conferences including our annual SwiftLink Users Forum. We sell our solutions through our direct sales force and through indirect channels. We work with major wireline network operators as channel partners and original equipment manufacturers sell our solutions. We sell our products and services to agencies and departments of the U.S. government primarily through direct sales professionals under prime and sub-contracts. Sales and marketing expense was $2.3 million or 7% lower in 2013 than 2012 due to lower variable compensation due to decreases in personnel and travel. Sales and marketing expense increased $1.4 million, or 5% in 2012 compared to 2011 due to additions of direct sales and marketing personnel, expanded participation in key trade events.

General and Administrative Expense:

			2013 vs. 2012			2012 vs. 2011
($ in millions)	2013	2012	$	%	2011	$	%
General and administrative expense	$54.7	$54.3	$0.4	1%	$46.2	$8.1	18%
Percent of revenue	15%	11%			11%

General and administrative (“G&A”) expense primarily represents management, finance, legal (including intellectual property management), human resources and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities and other facilities costs which are expensed as incurred. G&A expenses in 2013 increased slightly over 2012 mainly due to an increase in G&A expenses related to our intellectual property monetization efforts and higher spending on the security and operations of internal data networks, offsetting cost reductions and the absence of non-recurring 2012 microDATA acquisition expenses. G&A expenses increased $8.1 million, or 18% in 2012 over 2011 mainly due to legal and professional costs associated with the protection and monetization of intellectual property, accruals for variable compensation, incremental overhead and other operating costs, and transaction expenses associated with the microDATA acquisition.

Depreciation and Amortization of Property and Equipment:

			2013 vs. 2012			2012 vs. 2011
($ in millions)	2013	2012	$	%	2011	$	%
Depreciation and amortization of property and equipment	$14.9	$14.2	$0.7	5%	$12.1	$2.1	17%
Average gross cost of property and equipment	$111.4	$117.3	$(5.9)	(5%)	$104.6	$12.7	12%

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements, as well as amortization of capitalized software developed for internal use, including hosted applications. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets, generally five years for furniture, fixtures, and leasehold improvements, and three to seven years for other types of assets including computers, software, and telephone equipment. Depreciation expense has increased year-over-year as a result of cumulative capital expenditures made over time. Our depreciable asset base decreased in 2013 as a result of a $12.6 million write-down. Our depreciable asset base increased $12.7 million, or 12% in 2012 primarily as a result of about $23 million of capital spending, and the microDATA purchase, offset by the 2012 $13 million write-down related to our Navigation report unit.

Amortization of Acquired Intangible Assets:

			2013 vs. 2012			2012 vs. 2011
($ in millions)	2013	2012	$	%	2011	$	%
Amortization of acquired intangible assets	$4.6	$4.4	$0.2	5%	$5.5	$(1.1)	(20)%

Acquired intangible assets are being amortized over estimated useful lives of between four and nineteen years. Amortization of acquired intangibles increased $0.2 million, or 5% in 2013 compared to 2012 and decreased $1.1 million, or 20% in 2012 from 2011 as a result of the lower asset basis following the 2012 write-down of Navigation reporting unit intangibles, partly offset by additional amortization resulting from the 2012 acquisition of microDATA.

Impairment of goodwill and long-lived assets:

			2013 vs. 2012			2012 vs. 2011
($ in millions)	2013	2012	$	%	2011	$	%
Impairment of goodwill and long-lived assets	$32.0	$125.7	$(93.7)	(75%)	$—	125.7	100%

In 2013, we recorded a $32.0 million impairment charge for the excess of the carrying value over the estimated fair value of our Platforms and Applications reporting unit’s goodwill and long-lived assets.  In 2012, we recorded a $125.7 million impairment charge for the excess of the carrying value over the estimated fair value of our Navigation reporting unit’s goodwill and other long-lived assets.  No impairment charges were recorded in 2011.

Interest and Financing Expense

			2013 vs. 2012			2012 vs. 2011
($ in millions)	2013	2012	$	%	2011	$	%
Interest expense incurred on bank and other notes payable	$3.0	$2.1	$0.9	43%	$1.9	$0.2	11%
Interest expense incurred on convertible notes financing	4.8	4.7	0.1	2%	4.7	—	—
Interest expense incurred on capital lease obligations	0.6	0.6	—	—	0.9	(0.3)	(33%)
Amortization of deferred financing fees	3.4	0.8	2.6	325%	0.8	—	—
Less: capitalized interest	(0.1)	(0.1)	—	—	(0.2)	0.1	50%
Total interest and financing expense	$11.7	$8.1	$3.6	44%	$8.1	$—	—
Interest expense is incurred on borrowings under our bank facilities, other debt, and capital lease obligations. Financing expense reflects amortization of deferred up-front financing expenditures at the time of contracting for financing arrangements, which are being amortized over the term of the note or the life of the facility.

Interest and financing expenses were higher in 2013 compared to 2012 due to interest on the higher average borrowing balance under our new Senior Credit Facility, full-year interest on the mid-2012 microDATA promissory notes, a higher interest rate on $50 million of new convertible notes due 2018 that were exchanged in the second quarter in 2013 for notes due 2014, the accelerated amortization of deferred financing fees upon refinancing of the 2012 bank term loan, and accelerated amortization deferred financing costs for notes retired early. Interest and financing expense was about the same in 2012 as in 2011, reflecting little change in capital structure or rates during the period. For additional details, see Liquidity and Capital Resources discussion below.

Our capital lease obligations include interest at various stated rates averaging about 5% per annum. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year.

Gain (loss) on early retirement of debt

			2013 vs. 2012			2012 vs. 2011
($ in millions)	2013	2012	$	%	2011	$	%
Gain (loss) on early retirement of debt	$(0.2)	$0.4	$(0.6)	(150%)	$—	$0.4	100%

During the fourth quarter of 2012, we repurchased and retired $10 million of the outstanding 4.5% Convertible Senior Notes due in November 2014, and recorded a $0.4 million gain on retirement of debt. During 2013, we retired and repurchased an additional $78.9 million of the outstanding Notes and recorded a loss of $0.2 million on the retirement of the debt.

Other Income (Expense), Net

			2013 vs. 2012			2012 vs. 2011
($ in millions)	2013	2012	$	%	2011	$	%
Foreign currency translation/ transaction (loss) gain	$(0.1)	$(0.1)	$—	NM	$(0.1)	$—	NM
Miscellaneous other (expense) income	(0.1)	0.1	(0.2)	(200%)	(0.3)	0.4	133%
Total other income (expense), net	$(0.2)	$—	(0.2)	100%	(0.4)	0.4	100%

Other income (expense), net, includes foreign currency transaction gain or loss resulting from exchange rate fluctuations, adjustments to the estimate of payments due under acquisition earn-out arrangements, as well as interest income, realized gain or loss on disposals of property and equipment, and realized gain or loss on marketable securities. Other income (expense), net also includes the effects of foreign currency revaluation on our cash, receivables, and deferred revenues that are stated in currencies other than U.S dollars.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using enacted  tax rates. Upon the adoption of ASC 740 on January 1, 2007, the estimated value of the Company’s uncertain tax positions was a liability of $2.7 million resulting from unrecognized net tax benefits which did not include interest and penalties and increased to $4.8 million as of December 31, 2013. The Company recorded the estimated value of its uncertain tax position by reducing the value of certain tax attributes. The Company would classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the Consolidated Statements of Operations for 2013 and the Consolidated Balance Sheets at December 31, 2013. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. and various state and foreign jurisdictions. As of December 31, 2013, open tax years in the federal and some state jurisdictions date back to 1996, due to the taxing authorities’ ability to adjust operating loss carryforwards.

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

Deferred tax assets consist primarily of net operating loss and tax credit carryforwards as well as deductible temporary differences. Prior to 2008 and at December 31, 2013, the Company provided a full valuation allowance for deferred tax assets based on management’s evaluation that the Company’s ability to realize such assets did not meet the criteria of “more likely than not”. The Company has continuously evaluated additional facts representing positive and negative evidence in the determination of its ability to realize the deferred tax assets.

Net Income (loss)

			2013 vs. 2012			2012 vs. 2011
($ in millions)	2013	2012	$	%	2011	$	%
Net income (loss)	$(58.6)	$(98.0)	$39.4	40%	$7.0	$(105.0)	NM

Net loss was lower in 2013 than 2012, due mainly to the large 2012 impairment charge and other factors discussed above. The net loss in 2012 compares to a 2011 profit, due mainly to the 2012 impairment charge.

Liquidity and Capital Resources

The following table summarizes our statements of cash flow for the years ended December 31:

($ in millions)	2013	2012	2011
Net cash and cash equivalents provided by (used in):
Operating activities:
Net income (loss)	$(58.6)	$(98.0)	$7.0
Non-cash charges	36.4	37.0	41.4
Non-cash impairment of goodwill and long-lived assets	32.0	125.7	—
Deferred tax provision (benefit)	16.0	(15.7)	4.4
Excess tax provision (benefit) from share-based compensation arrangements	—	1.5	(4.7)
Net changes in working capital including changes in other assets	22.4	(12.6)	(16.4)
Net operating activities	48.2	37.9	31.7
Investing activities:
Acquisitions, net of cash acquired	—	(20.8)	(16.1)
Proceeds (purchases) of marketable securities, net	(5.4)	4.0	16.1
Purchases of property and equipment	(16.7)	(22.7)	(26.4)
Capital purchases funded through leases	6.0	4.9	5.3
Purchases of property and equipment, net of assets funded by leasing	(10.7)	(17.8)	(21.1)
Capitalized software development costs	(2.0)	(1.9)	(2.4)
Net investing activities	(18.1)	(36.5)	(23.5)
Financing activities:
Payments on long-term debt and capital lease obligations	(91.1)	(55.6)	(25.0)
Proceeds from bank and other borrowings	66.5	54.5	9.5
Earn-out payments related to 2009 acquisition	—	(3.9)	(3.2)
Excess tax benefit from stock compensation plan	—	(1.5)	4.7
Other financing activities	(0.2)	0.8	1.5
Net financing activities	(24.8)	(5.7)	(12.5)
Net change in cash and cash equivalents	$5.3	$(4.3)	$(4.3)
Days revenue outstanding in accounts receivable including unbilled receivables	72	72	71

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, debt and capital leases, and issuance of public equity. At December 31, 2013, our liquidity included $61.9 million cash, cash equivalents, and marketable securities and $30 million of unused borrowing availability under our bank line of credit. We also had $14.6 million of undrawn bank delayed draw term loan capacity under our June 2013 Senior Debt facility for retirement of the remaining notes due in 2014, and up to an additional $18.9 million available on March 31, 2015 for further borrowings for general corporate purposes if certain covenant requirements are met.

Sources and uses of cash: At December 31, 2013, our cash and cash equivalents balance was $41.9 million and when added to marketable securities, our total liquid funds were $61.9 million, up $10.4 million from $51.5 million at year-end 2012. Cash, equivalents, and marketable securities at year-end 2012 were $8.6 million lower than at December 31, 2011.

Operating activities: Cash generated by operations was $48.2 million in 2013 compared to $37.9 million in 2012, up $10.3 million. Lower year end working capital was mainly due to a decrease in accounts receivable relating to the timing of revenue and customer payments under business agreement terms, decreased inventory, a decrease in accounts payable and accrued expenses due to timing of vendor payments, and lower unbilled receivables and deferred revenue due to timing of percentage of completion projects. Cash generated by operations was $37.9 million in 2012 compared to $31.7 million in 2011, up $6.2 million despite higher working capital. Higher year end working capital was mainly due to an increase in accounts receivable relating to the timing of revenue and customer payments under business agreement terms, increased inventory, a decrease in accounts payable and accrued expenses due to timing of vendor payments, partly offset by lower unbilled receivables and deferred revenue due to timing of percentage of completion projects. Cash from operating profits during 2013, 2012, and 2011 has been largely sheltered from income taxes due to the use of loss carry-forwards generated in prior years.

Investing activities: Fixed asset additions, excluding assets funded by leasing, were approximately $10.7 million, $17.8 million, and $21.1 million for 2013, 2012, and 2011, respectively. Also, investments were made in development of software for resale which had reached the stage of development calling for capitalization, in the amounts of $2.0 million, $1.9 million, and $2.4 million 2013, 2012, and 2011, respectively.  During 2013, we invested net $5.4 million in marketable securities. On July 6, 2012, we completed the acquisition of microDATA for approximately $35 million, comprised of $20.8 million in cash at closing, plus $14.3 million in promissory notes and performance-based earn-out opportunities. During 2012, we received net $4.0 million from the sale and maturity of marketable securities. In 2011, we acquired Trident for $17.2 million, including $1.1 million of cash acquired. During 2011, we received net $16.1 million from the sale and maturity of marketable securities.

Financing activities: Financing activities for 2013 included new $130 million Senior Credit Facilities agreements, we retired $50 million of our outstanding 4.5% Convertible Senior Notes in exchange for new $50 million 7.75% Convertible Senior Notes, and the repurchase of $28.9 million of 4.5% Convertible Senior Notes. We made $42.4 million in payments towards the termination of our prior term loan and scheduled payments on bank borrowings. We paid off our $6.0 million of borrowings on our prior line of credit outstanding December 31, 2012. We also made our scheduled $7.5 million payment due on our promissory notes payable and made our regularly scheduled capital lease payments of $6.3 million. We funded fixed asset purchases with capital leases totaling $6.0 million, $4.9 million, and $5.3 million, in 2013, 2012, and 2011, respectively.

Financing activities for 2012 included an amendment to our loan and security agreement. We made regularly scheduled payments on bank borrowings and capital leases of $27 million. We also repurchased a portion of our 4.5% convertible notes for $9.6 million and borrowed an additional $9.5 million under our line of credit. In 2012, we also made an earn-out payment of $3.9 million related to a 2009 acquisition. Financing activities for 2011 included $25 million of debt principal payments, including the final $10 million on the NIM promissory notes and $15 million towards the term loan with the our commercial bank and our leasing arrangements partly offset by $9.5 million of funding from our line of credit. Also, in 2011, we made a $3.2 million earn-out payment related to a 2009 acquisition.

Senior debt: On June 25, 2013, we closed on new $130 million Senior Credit Facilities (the “Senior Credit Facilities”). The Senior Credit Facilities included (i) a $56.5 million term loan A facility (“Term Loan A Facility”), (ii) a $43.5 million delayed draw term loan facility (“Delayed Draw Term Loan Facility”), and (iii) a $30 million revolving loan facility (“Revolving Loan Facility”).The Senior Credit Facilities also include a $25 million incremental loan arrangement subject to the Company’s future needs and bank approval, although no assurance can be given that this incremental loan amount will be available to us when and if needed.

On June 25, 2013, we borrowed $56.5 million under the Term Loan A Facility. Proceeds were used for (i) repayment of the remaining balance under 2012 Term Loan, which was terminated, (ii) approximately $16 million for on-going working capital and other general corporate purposes, and (iii) fees and expenses associated with the new facility. On September 30, 2013, we borrowed an additional $10 million under the Delayed Draw Term Loan Facility which was used towards the purchase of an additional $28.9 million of our 4.5% convertible notes. Additional liquidity is available through the undrawn $30 million Revolving Loan Facility, to be used for our on-going working capital and other general corporate purposes, replacing the revolving line under the 2009 Loan and Security Agreement which has been paid off and terminated.

Loans borrowed under the Term Loan A Facility, the Revolving Loan Facility or the Delayed Draw Term Loan Facility may be borrowed at rates based on the Eurodollar/LIBOR (beginning at L +3.75%) or Alternate Base Rate (ABR) (beginning at ABR + 2.75%), which may be adjusted as provided in the Credit Agreement. The Term Loan A Facility, the Delayed Draw Term Loan Facility, and the Revolving Loan Facility have a maturity date of March 31, 2018, unless extended as provided in the Credit Agreement. Beginning October 1, 2013, the Term Loan A Facility and the Delayed Term Loan Facility are to be paid in consecutive quarterly installments of $0.4 million on the first day of each fiscal quarter, increasing to $0.8 million in the quarter ending December 31, 2014 and to $1.2 million in the quarter ending December 31, 2016 and to $2.4 million in the quarter ending December 31, 2017, with the remaining principal due at maturity. Additional Delayed Draw Term Loan Facility borrowings would be repaid on the same dates and in the same proportions as the Term Loan A Facility and the existing Delayed Draw Term Loan Facility borrowings, with the remaining principal due at maturity.

The Senior Credit Facilities are secured by substantially all of the Company’s tangible and intangible assets, including intellectual property. The Credit Agreement contains customary representations and warranties of the Company and customary covenants and events of default. Availability under the Revolving Loan Facility and the Delayed Draw Term Loan Facility is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties and compliance with covenants. The Senior Credit Facilities are also subject to possible mandatory repayments from excess cash flow and other sources, such as net cash proceeds of debt or equity issuances, asset sales, casualty insurance claims and other recovery events, as described in the Credit Agreement. At December 31, 2013, the Company was subject to a mandatory repayment of $3.6 million from excess cash flow and other sources payable in the first quarter of 2014. During the continuance of an event of default, at the request of the required lenders, all outstanding loans shall bear interest at a rate per annum equal to the rate that would otherwise be applicable thereto plus 2%, and shall be payable from time to time on demand.

In July 2012, we borrowed $45 million under our term loan agreement (“2012 Term Loan”) with Silicon Valley Bank, as administrative and collateral agent (“SVB”). Approximately $19 million of the borrowings under the 2012 Term Loan were used to pay off outstanding indebtedness under its prior term loan with SVB and transaction fees associated with the Amendment, and approximately $20 million was used as part of the acquisition of privately-held microDATA. The 2012 Term Loan was paid in full with funds borrowed under the new Term Loan A Facility, as discussed above.

The Credit Agreement was amended on February 28, 2014. The Amendment modified certain financial covenants applicable to 2014 and 2015, and changed the availability of the Delayed Draw Term Loan Facility, so that $14.6 million of the Delayed Draw Term Loan Facility is available until November 2014 to refinance the 4.5% Convertible Senior Notes, and the remaining $18.9 million of Delayed Draw Term Loan Facility will be available to us from March 31, 2015 to April 30, 2015 subject to our meeting certain financial covenants. Any amount of the Delayed Draw Term Loan Facility not drawn on April 30, 2015 will expire unused. The Amendment also provides that the banks will hold at least $35 million of the Company’s cash and marketable securities until our leverage ratio is below a specified level. No changes were made to the pricing of any of the loans or the amount we may borrow under the existing $30 million Revolving Loan Facility.

7.75% Convertible Notes: On May 8, 2013, we completed privately-negotiated exchange agreements with note holders and retired $50 million of our outstanding 4.5% Convertible Senior Notes due 2014 issued in 2009 (“2014 Notes”) in exchange for $50 million of new 7.75% Convertible Senior Notes due 2018 (“2018 Notes”). The 2018 Notes were issued pursuant to an indenture, dated as of May 8, 2013 (the “Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). We offered the 2018 Notes to certain holders of the 2014 Notes in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The 2018 Notes bear interest at a rate of 7.75% per year, payable semiannually in arrears in cash on June 30 and December 30 of each year, beginning on December 30, 2013. Holders may convert the 2018 Notes at their option prior to June 30, 2018. The 2018 Notes have the same conversion rate as the 2014 Notes, which is 96.637 shares of Class A common stock per one thousand dollars principal amount of 2018 Notes, equivalent to a conversion price of $10.348 per share of Class A common stock. Shares of the Company’s Class A common stock into which the 2018 Notes are convertible have been reserved for issuance by the Company. We may redeem some or all of the 2018 Notes at any time on or after June 30, 2014 at the redemption prices set forth in the Indenture plus accrued and unpaid interest to the redemption date. In addition, subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their 2018 Notes upon a “fundamental change” (as defined in the Indenture) at a price equal to the purchase prices set forth in the Indenture, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2018 Notes then outstanding may declare the entire principal amount of all the 2018 Notes plus accrued interest, if any, to be immediately due and payable.

4.5% Convertible Notes: In 2009, we sold $103.5 million aggregate principal amount of 4.5% Convertible Senior Notes due November 2014. In the fourth quarter of 2012, we repurchased $10 million of the outstanding 2014 Notes, plus accrued and unpaid interest and recorded a gain on the early retirement of $0.4 million. On May 8, 2013, we retired $50 million of the 4.5% Convertible Senior Notes by exchanging them for $50 million of 2018 Notes. In the second half of 2013, we repurchased $28.9 million of the outstanding 2014 Notes, plus accrued and unpaid interested and recorded a loss of $0.2 million. At December 31, 2013, the principal amount outstanding of the 4.5% Convertible Senior Notes was $14.6 million. The 2014 Notes are not registered and were offered under Rule 144A of the Securities Act of 1933. Concurrent with the issuance of the 2014 Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that are expected to reduce the potential dilution associated with the conversion of the 2014 Notes. Holders may convert the 2014 Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate is initially be 96.637 shares of Class A common stock per one thousand principal amount of 2014 Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions, described below, is an increase in the effective conversion premium of the 2014 Notes to $12.74 per share.

The convertible note hedge and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, which are not part of the terms of the 2014 Notes and will not affect the holders’ rights under the 2014 Notes. The cost of the convertible note hedge transactions to the Company was approximately $23.8 million, and has been accounted for as an equity transaction in accordance with ASC 815-40, Contracts in Entity’s own Equity. The Company received proceeds of approximately $13 million related to the sale of the warrants, which has also been classified as equity as the warrants meet the classification criteria under ASC 815-40-25, in which the warrants and the convertible note hedge transactions require settlements in shares and provide the Company with the choice of a net cash or common shares settlement. As the convertible note hedge and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid-in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. As a result of the repurchase and exchange of $88.9 million of the outstanding 2014 Notes, the convertible note hedge was adjusted to reflect the reduced amount of outstanding 2014 Notes. The convertible note hedge transactions’ originally covering 10 million shares was adjusted to cover proportionally fewer shares of Class A common stock. The warrants are not affected by the retirements of 2014 Notes.

Seller Notes: On July 6, 2012, we issued $14.3 million in promissory notes as part of the consideration paid for the acquisition of microDATA bearing simple interest at 6%. The promissory notes are due in two installments: $7.5 million plus interest due

June 30, 2013, which was fully satisfied, and $6.8 million, less adjustments for post-closing indemnifications of $1.9 million as of December 31, 2013, up to a maximum adjustment of $2 million, plus interest due June 30, 2014. The promissory notes are effectively subordinated to our structured debt and structurally subordinated to any of our present and future indebtedness and other obligations of our subsidiaries.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have a $30 million undrawn Revolving Loan Facility through March 2018, $14.6 million undrawn Delayed Draw Term Loan Facility available for retirement of the remaining notes due in November 2014 and up to an additional $18.9 million available on March 31, 2015 for further borrowings if covenant requirements are met, as well as borrowing capacity under a capital lease facility. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities, raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

As of December 31, 2013, 2012, and 2011, we did not have any material standby letters of credit outstanding.

Contractual Commitments

As of December 31, 2013, our most significant commitments consisted of term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. Contractual acquisition earn-outs consist of contingent consideration included as part of the purchase price of certain acquisitions. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of December 31, 2013 our commitments consisted of the following:

($ in millions)	Within 12 Months	1-3 Years	3-5 Years	More than 5 Years	Total
Senior credit facility	$8.4	$12.0	$56.5	$—	$76.9
7.75% convertible notes obligation	3.9	7.7	55.8	—	67.4
4.5% convertible notes obligation	15.1	—	—	—	15.1
Operating leases	7.2	14.8	0.7	0.1	22.8
Purchase obligations	11.5	4.0	—	—	15.5
Capital lease obligations	5.5	7.4	—	—	12.9
Promissory note, adjusted for post-closing indemnifications	5.0	—	—	—	5.0
Contractual acquisition earn-outs	0.4	—	—	—	0.4
Total contractual commitments	$57.0	$45.9	$113.0	$0.1	$216.0

The preceding table does not reflect unrecognized tax benefits as of year ended 2013 of $4.8 million as the Company is unable to estimate the timing of related future payments. The Company does not anticipate the total amounts of unrecognized tax benefits to significantly increase in the next twelve months, see Note 16 to the Consolidated Financial Statements.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. As discussed above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we have a $30.0 million line of credit and $66.1 million senior credit facility. A hypothetical 100 basis point adverse movement (increase) in the prime rate would have increased our interest expense for the year ended December 31, 2013 by approximately $1.0 million.

At December 31, 2013, we had $41.9 million of cash and cash equivalents and $20 million of marketable securities, or a total of $61.9 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. Marketable securities consisted of corporate bonds and mortgage and asset backed securities, see Note 5. However, these investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (decrease) in interest rates would have decreased our net income for 2013 by approximately $0.6 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

For the year ended December 31, 2013, we generated $38.2 million of revenue outside the U.S. A majority of our transactions generated outside the U.S. are denominated in U.S. dollars and a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of December 31, 2013, we had approximately $0.1 million of billed and $0.1 million unbilled accounts receivable that would expose us to foreign currency exchange risk. During 2013, our average receivables and deferred revenue subject to foreign currency exchange risk were $0.4 million and $0.2 million, respectively. We recorded an immaterial amount of transaction income on foreign currency denominated receivables and deferred revenue for the year ended December 31, 2013.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2013, that are materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On June 25, 2013, we closed on new $130 million Senior Credit Facilities (the “Senior Credit Facilities”) which included (i) a $56.5 million term loan A facility (“Term Loan A Facility”), (ii) a $43.5 million delayed draw term loan facility (“Delayed Draw Term Loan Facility”), and (iii) a $30.0 million revolving loan facility (“Revolving Loan Facility”). The Credit Agreement was amended on February 28, 2014. The Amendment modified certain financial covenants applicable to 2014 and 2015, and changed the availability of the Delayed Draw Term Loan Facility, so that $14.6 million of the Delayed Draw Term Loan Facility is available until November 2014 to refinance the 4.5% Convertible Senior Notes, and the remaining $18.9 million of Delayed Draw Term Loan Facility will be available to us from March 31, 2015 until April 30, 2015 subject to our meeting certain financial covenants. Any amount of the Delayed Draw Term Loan Facility not drawn on April 30, 2015 will expire unused. The Amendment also provides that the banks will hold at least $35.0 of the Company’s cash and marketable securities until our leverage ratio is below a specified level. No changes were made to the pricing of any of the loans or the amount we may borrow under the existing $30.0 Revolving Loan Facility.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TeleCommunication Systems, Inc.

We have audited Telecommunication Systems, Inc. internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Telecommunication Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TeleCommunication Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TeleCommunication Systems, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of TeleCommunication Systems, Inc. and our report dated March 4, 2014 expressed an unqualified opinion thereon.

Baltimore, Maryland	/s/ Ernst & Young LLP
March 4, 2014

Part III

Item 10. Directors , Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the information captioned “Board of Directors” and “Security Ownership of Certain Beneficial Owners and Management” to be included in the Company’s definitive proxy statement to be filed in connection with the 2014 Annual Meeting of Stockholders, to be held on May 29, 2014 (the “Proxy Statement”).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

TeleCommunication Systems, Inc.

We have audited the accompanying consolidated balance sheets of TeleCommunication Systems, Inc.  as of December 31, 2013 and 2012, and the related consolidated  statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleCommunication Systems, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TeleCommunication System, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 4, 2014 expressed an unqualified opinion thereon.

Baltimore, Maryland	/s/ Ernst & Young LLP
March 4, 2014

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$41,904	$36,623
Marketable securities	20,004	14,875
Accounts receivable, net of allowance of $388 in 2013 and $394 in 2012	45,789	83,013
Unbilled receivables	16,009	23,095
Inventory	9,890	11,084
Deferred tax assets	—	9,813
Deferred project costs and other current assets	15,286	15,394
Total current assets	148,882	193,897
Property and equipment, net of accumulated depreciation and amortization of $73,068 in 2013 and $72,050 in 2012	38,355	49,270
Software development costs, net of accumulated amortization of $1,791 in 2013 and $27,317 in 2012	4,178	18,929
Acquired intangible assets, net of accumulated amortization of $10,173 in 2013 and $9,895 in 2012	21,003	26,172
Goodwill	104,241	112,450
Deferred tax assets	—	6,233
Other assets	4,796	6,761
Total assets	$321,455	$413,712
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$24,372	$37,703
Accrued payroll and related liabilities	14,378	18,406
Deferred revenue	24,809	26,527
Current portion of long-term debt and capital lease obligations	30,145	28,657
Total current liabilities	93,704	111,293
Long-term debt and capital lease obligations, less current portion	117,384	138,939
Other liabilities	1,124	2,378
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares — 225,000,000; issued and outstanding shares of 53,763,871 in 2013 and 53,037,097 in 2012	538	531
Class B Common Stock; $0.01 par value:
Authorized shares — 75,000,000; issued and outstanding shares of 4,997,769 in 2013 and 5,247,769 in 2012	50	52
Additional paid-in capital	340,814	334,058
Accumulated other comprehensive income	27	50
Accumulated deficit	(232,186)	(173,589)
Total stockholders’ equity	109,243	161,102
Total liabilities and stockholders’ equity	$321,455	$413,712

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Revenue
Services	$281,389	$305,118	$303,921
Systems	80,902	182,266	121,491
Total revenue	362,291	487,384	425,412
Direct costs of revenue
Direct cost of services	156,285	178,317	170,977
Direct cost of systems	67,038	148,860	103,198
Total direct cost of revenue	223,323	327,177	274,175
Services gross profit	125,104	126,801	132,944
Systems gross profit	13,864	33,406	18,293
Total gross profit	138,968	160,207	151,237
Operating costs and expenses
Research and development expense	34,308	36,602	37,098
Sales and marketing expense	28,495	30,753	29,394
General and administrative expense	54,689	54,277	46,218
Depreciation and amortization of property and equipment	14,853	14,245	12,135
Amortization of acquired intangible assets	4,570	4,374	5,535
Impairment of goodwill and long-lived assets	31,977	125,703	—
Total operating costs and expenses	168,892	265,954	130,380
Income (loss) from operations	(29,924)	(105,747)	20,857
Interest expense	(8,262)	(7,383)	(7,283)
Amortization of deferred financing fees	(3,403)	(757)	(798)
Gain (loss) on early retirement of debt	(178)	431	—
Other income (expense), net	(239)	(23)	(360)
Income (loss) before income taxes	(42,006)	(113,479)	12,416
Benefit (provision) for income taxes	(16,591)	15,491	(5,412)
Net income (loss)	$(58,597)	$(97,988)	$7,004
Net income (loss) per share-basic	$(1.00)	$(1.69)	$0.12
Net income (loss) per share-diluted	$(1.00)	$(1.69)	$0.12
Weighted average shares outstanding-basic	58,611	57,889	56,722
Weighted average shares outstanding-diluted	58,611	57,889	58,581

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands)

	Year ended December 31,
	2013	2012	2011
Net income (loss)	(58,597)	(97,988)	7,004
Other comprehensive income (loss):
Foreign currency translation adjustment	(17)	(7)	1
Unrealized gain (loss) on securities:
Arising during the period	1	38	26
Reclassification to net income (loss)	(7)	(13)	(25)
Net unrealized gain (loss)	(6)	25	1
Other comprehensive income (loss)	(23)	18	2
Comprehensive income (loss)	$(58,620)	$(97,970)	$7,006

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 1, 2011	$478	$57	$297,585	$30	$(82,605)	$215,545
Issuance of 3,000,000 shares of Class A Common Stock in connection with the acquisition of the Trident Space & Defense, LLC	30	—	12,240	—	—	12,270
Options exercised for the purchase of 488,337 shares of Class A Common Stock	5	—	422	—	—	427
Issuance of 311,581 shares of Class A Common Stock under Employee Stock Purchase Plan	3	—	1,079	—	—	1,082
Issuance of 54,844 Restricted Class A Common Stock	1	—	—	—	—	1
Conversion of 393,565 shares of Class B Common Stock to Class A Common Stock	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	9,672	—	—	9,672
Excess tax benefit from share-based payment arrangements	—	—	4,746	—	—	4,746
Net unrealized gain on securities and other	—	—	—	2	—	2
Net income	—	—	—	—	7,004	7,004
Balance at December 31, 2011	$521	$53	$325,744	$32	$(75,601)	$250,749
Options exercised for the purchase of 54,921 shares of Class A Common Stock	—	—	132	—	—	132
Issuance of 583,034 shares of Class A Common Stock under Employee Stock Purchase Plan	6	—	862	—	—	868
Issuance of 301,053 Restricted Class A Common Stock	3	—	—	—	—	3
Surrender of shares of Restricted Class A Common Stock	—	—	(191)	—	—	(191)
Conversion of 100,000 shares of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	9,021	—	—	9,021
Excess tax deficit from share-based payment arrangements	—	—	(1,510)	—	—	(1,510)
Net unrealized gain on securities and other	—	—	—	18	—	18
Net loss	—	—	—	—	(97,988)	(97,988)
Balance at December 31, 2012	$531	$52	$334,058	$50	$(173,589)	$161,102
Options exercised for the purchase of 96,267 shares of Class A Common Stock	1	—	181	—	—	182
Issuance of 639,232 Restricted Class A Common Stock	6	—	(6)	—	—	—
Surrender of shares of Restricted Class A Common Stock	(2)	—	(455)	—	—	(457)
Conversion of 250,000 shares of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	7,036	—	—	7,036
Net unrealized loss on securities and other	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(58,597)	(58,597)
Balance at December 31, 2013	$538	$50	$340,814	$27	$(232,186)	$109,243

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$(58,597)	$(97,988)	$7,004
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Impairment of goodwill and long-lived assets	31,977	125,703	—
Depreciation and amortization of property and equipment	14,853	14,245	12,135
Amortization of software development costs	7,466	7,660	10,771
Stock-based compensation expense	7,036	9,021	9,672
Amortization of acquired intangible assets	4,570	4,374	5,535
Deferred tax provision (benefit)	16,046	(15,691)	4,428
Excess tax deficit (benefit) from share-based payment arrangements	—	1,510	(4,746)
Amortization of investment premiums and accretion of discounts, net	246	425	931
Loss (gain) on early retirement of debt	178	(431)	—
Amortization of deferred financing fees	3,403	757	798
Other non-cash adjustment	(1,339)	968	1,539
Changes in operating assets and liabilities:
Accounts receivable, net	37,202	(16,062)	(10,258)
Unbilled receivables	7,086	8,768	1,111
Inventory	1,194	(3,941)	(1,703)
Deferred project costs and other current assets	108	1,376	(2,251)
Other assets	(2,772)	1,316	3,882
Accounts payable and accrued expenses	(13,464)	(10,441)	779
Accrued payroll and related liabilities	(4,028)	1,063	2,804
Deferred revenue	(1,718)	5,184	(5,893)
Other liabilities	(1,254)	108	(4,890)
Subtotal – Changes in operating assets and liabilities	22,354	(12,629)	(16,419)
Net cash provided by operating activities	48,193	37,924	31,648
Investing activities:
Acquisitions, net of cash acquired	—	(20,786)	(16,066)
Purchases of property and equipment	(10,736)	(17,761)	(21,090)
Purchases of marketable securities	(12,697)	(6,630)	(24,104)
Proceeds from sale and maturity of marketable securities	7,316	10,587	40,250
Capitalized software development costs	(1,954)	(1,881)	(2,478)
Net cash used in investing activities	(18,071)	(36,471)	(23,488)
Financing activities:
Payments on bank borrowings, notes payable, and capital lease obligations	(91,066)	(55,664)	(25,024)
Proceeds from bank and other borrowings	66,500	54,500	9,500
Excess tax (deficit) benefit from share-based payment arrangements	—	(1,510)	4,746
Earn-out payment related to 2009 acquisition	—	(3,863)	(3,213)
Payments of tax withholdings on restricted stock	(457)	—	—
Proceeds from exercise of employee stock options and sale of stock	182	809	1,509
Net cash used in financing activities	(24,841)	(5,728)	(12,482)
Net increase (decrease) in cash	5,281	(4,275)	(4,322)
Cash and cash equivalents at the beginning of the year	36,623	40,898	45,220
Cash and cash equivalents at the end of the year	$41,904	$36,623	$40,898

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share data)

1. Significant Accounting Policies

Description of Business

TeleCommunication Systems, Inc. develops and delivers highly reliable and secure wireless communication technology. While we manage and have historically reported two business segments, digital wireless voice and data communication technology is converging, so engineers from either segment are increasingly collaborating to address solution needs for customers of the other segment. We report two operating segments, Government (53% of 2013 revenue) and Commercial (47% of 2013 revenue).

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Significant estimates and assumptions in these consolidated financial statements include estimates used in revenue recognition, fair value of business combinations, fair value associated with goodwill, intangible assets and long-lived asset impairment tests, estimated values of software development costs, income taxes and deferred tax valuation allowances, the fair value of marketable securities and stock based compensation, and legal and contingent liabilities. Actual results could differ from those estimates.

In 2013, TCS’s  Platforms and Applications reporting unit’s goodwill and long-lived assets with a carrying value of $65,406 were written down to estimated fair value of $33,429, resulting in an impairment charge of $31,977 to goodwill and long-lived assets. We valued the existing technology using a discounted cash flow method to determine whether a write-down was necessary, and after concluding that a write-down was necessary, used a relief from royalty method to value the licensable technology. We then used a discounted cash flow method to determine the fair value of our Platforms and Applications reporting unit.

A summary of the impairment charge is set forth below:

	Carrying Value January 1, 2013	Fair Value December 31, 2013	Total Impairment Charge

Goodwill – Platforms and Applications	$36,121	$27,912	$8,209
Property and equipment, including capitalized software for internal use	18,082	5,517	12,565
Software development costs	9,270	—	9,270
Acquired intangible assets	599	—	599
Other assets	1,334	—	1,334
	$65,406	$33,429	$31,977

In 2012, TCS’s  Navigation reporting unit’s goodwill and long-lived assets with a carrying value of $164,500 were written down to estimated fair value of $38,797, resulting in an impairment charge of $125,703 to Goodwill, Acquired intangibles, and Long-lived (fixed) assets. We used a discounted cash flow model to determine the fair value of goodwill and an income approach to determine the fair values of acquired intangibles, capitalized software, and long-lived assets.

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

Marketable Securities. Our marketable securities are classified as available-for-sale. Our primary objectives when investing are to preserve principal, maintain liquidity, and obtain higher yield. Our intent is not specifically to invest and hold securities with longer term maturities. We have the ability and intent, if necessary, to liquidate any of these investments in order to meet our operating needs within the next twelve months. The securities are carried at fair market value based on quoted market price with net unrealized gains and losses in stockholders’ equity as a component of accumulated other comprehensive income. If we determine that a decline in fair value of the marketable securities is other than temporary, a realized loss would be recognized in earnings. Gains or losses on securities sold are based on the specific identification method and are recognized in earnings. We recorded immaterial net gains on the sale and maturity of marketable securities for the years ended December 31, 2013, 2012, and 2011 in Other income (expense), net.

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

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows that we expect to generate from these assets. If the assets are impaired, we recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair value of the assets using the appropriate valuation technique of market, income or cost approach. Assets to be disposed of are reported at the lower of carrying values or fair values, less estimated costs of disposal.

In 2013 and 2012, after adjusting projections for decreased expected revenue from services supported by our capitalized software for internal use included in property and equipment, we evaluated the recoverability of our Platforms and Applications and Navigation reporting units’ fixed assets, respectively, by comparing the carrying amount of the assets to future undiscounted net cash flows that we expect to generate from these assets. As a result of our review, we recorded an impairment charge of $12,565 and $12,987, respectively. No impairment charges were recorded in 2011.

Goodwill.  Goodwill represents the excess of cost over the fair value of assets of acquired businesses. Goodwill is not amortized, but instead is evaluated for impairment in the fourth quarter of each year, or sooner should there be an indicator of impairment. We may assess qualitative factors to determine whether it is more likely than not an event or circumstance might indicate the fair value of the reporting unit is less than its carrying value. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower expected growth, among others. After completing our assessment of such qualitative factors, and if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform a two-step process. The first step requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. In the second step, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, would represent the amount of goodwill impairment.

For goodwill impairment testing, we have four reporting units. In 2013, we reorganized the Commercial Segment in order to better conform and integrate the product lines and create efficiencies, so that one management team is now responsible for all Commercial Platforms & Applications other than the 9-1-1 Safety and Security part of the Commercial Segment. Previously, our

Commercial Segment was comprised of Navigation and Other Commercial reporting units. Our two Government Segment reporting units, the Government Solutions Group (“GSG”) unit and the Cyber Intelligence unit, remain the same.

In 2013, we recorded an $8,209 impairment charge for the excess of the carrying value of goodwill over the estimated fair value of our Platform and Applications reporting unit. In 2012, we recorded an $86,332 impairment charge for the excess of the carrying value of goodwill over the estimated fair value of our Navigation reporting unit. See Note 9 for additional details. No impairment charges were recorded in 2011.

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

Costs are capitalized when technological feasibility has been established. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. Costs that are capitalized include direct labor and other direct costs. These costs are amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, between three and five years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. Our policies to determine when to capitalize software development costs and how much to amortize in a given period require us to make subjective estimates and judgments. If our software products do not achieve the level of market acceptance that we expect and our future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods. The amortization of capitalized software development costs is recorded as a cost of revenue. Amortization of capitalized software developments costs included in direct costs of services and systems were respectively $2,527 and 4,939 in 2013, $2,692 and 4,971 in 2012, and $6,901 and $3,870 in 2011. The decrease in capitalized software development costs included in services is directly related to the 2012 write-down of capitalized software development costs associated with the Navigation reporting unit.

Acquired technology is amortized over the product’s estimated useful life based on the valuation procedures performed at the time of the acquisition. Amortization is calculated using the straight-line method or the revenue curve method, whichever is greater.

We also capitalize costs related to software developed or obtained for internal use when management commits to funding the project and the project completes the preliminary project stage. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Capitalized software developed for internal use is reported as part of property and equipment on our Consolidated Balance Sheets.

During 2013, we recognized a software development cost impairment charge of $9,270 after determining that costs related to our Platforms and Applications reporting unit were not recoverable based on decreased expected revenue from products using the software. During 2012, we recognized a software development cost impairment charge of $12,420 after determining that costs related our Navigation reporting were not recoverable based on decreased projected revenues and sales pipeline. No impairment charges were recorded in 2011.

Acquired Intangible Assets. Our acquired intangible assets have useful lives of four to nineteen years, including assets acquired in 2009 and 2012. We are amortizing these assets using the straight-line method. We have not incurred costs to renew or extend the term of acquired intangible assets.

We evaluate acquired intangible assets when events or changes in circumstances indicate that the carrying values of such assets might not be recoverable. Our review of factors present and the resulting appropriate carrying value of our acquired intangible assets are subject to judgments and estimates by management. Future events such as a significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired.  In 2013, after adjusting projections for uncertainty at a significant customer, we recorded an impairment charge of $599 to acquired intangible assets related to our Platforms and Applications reporting unit.  During the second quarter of 2012, after adjusting projections for the impact of a customer contract renegotiation, we recorded an impairment charge of $13,964 to acquired intangible assets related to our Navigation reporting unit.  No impairment charges were recorded in 2011.

Deferred Compensation Plan. We have a non-qualified deferred compensation arrangement to fund certain supplemental executive retirement and deferred income plans. Under the terms of the arrangement, the participants may elect to defer the receipt of a portion of their compensation and each participant directs the manner in which their investments are deemed invested. The funds are held by us in a rabbi trust which include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market, and are classified as trading securities. At December 31, 2013 and 2012, funds of $1,003 and $690, respectively, were included in Other assets and the deferred compensation liability of $637 and $394, respectively, were included in Other long-term liabilities on the Consolidated Balance Sheets.

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

Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense totaled $104, $69, and $128, for the years ended December 31, 2013, 2012, and 2011, respectively.

Capitalized Interest.  Total interest incurred, including amortization of deferred financing fees, was $11,780, $8,278, and $8,249 for the years ended December 31, 2013, 2012, and 2011, respectively. Approximately $115, $138, and $168 of total interest incurred was capitalized as a component of software development costs during the year ended December 31, 2013, 2012, and 2011 respectively.

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

Income Taxes. We account for income taxes in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using enacted tax rates. Upon the adoption of ASC 740 on January 1, 2007, the estimated value of the Company’s uncertain tax positions was a liability of approximately $2,700 resulting from unrecognized net tax benefits which did not include interest and penalties and increased to $4,780 as of December 31, 2013. We recorded the estimated value of uncertain tax positions by reducing the value of certain tax attributes. We would classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the Consolidated Statements of Operations for 2013 and the Consolidated Balance Sheets at December 31, 2013. We do not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. We file income tax returns in U.S. and various state and foreign jurisdictions. As of December 31, 2013, open tax years in the federal and some state jurisdictions date back to 1996, due to the taxing authorities’ ability to adjust operating loss carryforwards.

The accounting standards require that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of the net deferred tax asset will not be realized. This process requires management to make assessments regarding the timing and probability of the ultimate tax impact and to record valuation allowances on deferred tax assets if determined it is more likely than not that the asset will not be realized. Management also establishes reserves for uncertain tax positions based upon management’s judgment regarding potential future challenges to those positions. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which the Company operates, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on the Company’s financial position.

Deferred tax assets consist primarily of net operating loss and tax credit carryforwards as well as deductible temporary differences. Prior to 2008 and at December 31, 2013, we provided a full valuation allowance for deferred tax assets based on management’s evaluation that our ability to realize such assets did not meet the criteria of “more likely than not”.  We continuously evaluate additional facts representing positive and negative evidence in determining our ability to realize the deferred tax assets.

Other Comprehensive Income. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under GAAP are included as a component of shareholders’ equity but are excluded from net income. Other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale.

Fair Value Measurements. We apply valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost) and uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

2. Acquisitions

On July 6, 2012, we acquired all of the outstanding shares of privately-held microDATA, GIS, Inc. (“microDATA”), in accordance with a Purchase and Sale Agreement. The microDATA acquisition was accounted for using the acquisition method; accordingly, the total purchase price was $35,544 comprised of $20,786 in cash, net of cash acquired, and $14,250 in promissory notes, and performance-based earn-out opportunities. microDATA’s operating results are reflected in the consolidated financial statements and are integrated into the Commercial Segment. The acquisition cash was funded by incremental bank debt; see Note 12. The valuation has resulted in $22,032 of goodwill, which will be deductible for tax purposes over 15 years.

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

There were no material business acquisitions completed in 2013.

3. Income Per Share

Basic income per share is based upon the average number of shares of common stock outstanding during the period. Stock options and restricted stock to purchase approximately 14,300, 23,500, and 9,500 shares were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive for 2013, 2012, and 2011, respectively.

For 2013, 2012, and 2011, shares issuable upon conversion of convertible debt were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. Concurrent with the issuance of the convertible notes we entered into convertible note hedge and warrant transactions. If the Company’s share price is greater than the warrant exercise price of $12.74 per share for any period presented, the warrants would be dilutive to the Company’s earnings per share. The convertible note hedge is excluded from the calculation of diluted earnings per share as the impact is always considered anti-dilutive since the call option would be exercised by us when the exercise price is lower than the market price. For the years ended December 31, 2013, 2012, and 2011, the Company’s share price was less than the warrant exercise price of $12.74, therefore no value was assigned to the warrants in the table below because the effect of their inclusion would have been anti-dilutive.

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

The following table summarizes the computations of basic and diluted earnings per share for the years ended December 31:

	2013	2012	2011
Numerator:
Net income (loss), basic and diluted	$(58,597)	$(97,988)	$7,004
Denominator:
Total basic weighted-average common shares outstanding	58,611	57,889	56,722
Net effect of dilutive stock options based on treasury stock method	—	—	1,859
Adjusted weighted average diluted shares	58,611	57,889	58,581
Net income (loss) per share — basic	$(1.00)	$(1.69)	$0.12
Net income (loss) per share — diluted	$(1.00)	$(1.69)	$0.12

4. Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $6,022, $4,930, and $5,276 during the years ended December 31, 2013, 2012, and 2011, respectively.

Interest paid totaled $8,105, $6,366, and $6,675 during the years ended December 31, 2013, 2012, and 2011, respectively.

Income taxes and estimated state income taxes refunded during the year ended December 31, 2013 totaled $497. Income taxes and estimated state taxes paid during the years ended December 31, 2012 and 2011 totaled $1,248, and $491, respectively.

5. Marketable Securities

The following is a summary of available-for-sale marketable securities at December 31, 2013:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$18,798	$41	$(6)	$18,833
Mortgage-backed and asset-backed securities	1,170	1	—	1,171
Total marketable securities	$19,968	$42	$(6)	$20,004

The following table summarizes the estimated fair value of available-for-sale marketable securities by contractual maturity at December 31, 2013:

Fair Value
Due within 1 year or less	$6,248
Due within 1-2 years	9,538
Due within 2-3 years	4,218
$20,004

The following is a summary of available-for-sale marketable securities at December 31, 2012:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$13,102	$42	$(3)	$13,141
Mortgage-backed and asset-backed securities	1,732	3	(1)	1,734
Total marketable securities	$14,834	$45	$(4)	$14,875
The following table summarizes the estimated fair value of available-for-sale marketable securities by contractual maturity at December 31, 2012:

Fair Value
Due within 1 year or less	$7,251
Due within 1-2 years	3,557
Due within 2-3 years	4,067
$14,875

6. Unbilled Receivables

Unbilled receivables consist of the excess of revenue earned in accordance with generally accepted accounting principles over the amounts billed at contract milestones. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

7. Inventory

Inventory consisted of the following at December 31:

	2013	2012
Component parts	$7,710	$8,018
Finished goods	2,180	3,066
Total inventory	$9,890	$11,084

8. Property and Equipment

Property and equipment consisted of the following at December 31:

	2013	2012
Computer equipment	$59,499	$59,393
Computer software	38,097	49,088
Furniture and fixtures	3,648	3,457
Leasehold improvements	9,097	8,265
Land	1,000	1,000
Vehicles	82	117
Total property and equipment at cost	111,423	121,320
Less: accumulated depreciation and amortization	(73,068)	(72,050)
Net property and equipment	$38,355	$49,270

In 2013 and 2012, we evaluated the recoverability of our Platforms and Applications and Navigation reporting units’ property and equipment, respectively, by comparing the carrying amount of the assets to future undiscounted net cash flows that we expect to generate from these assets. As a result of our review, we recorded impairment charges of $12,565 and $12,987, respectively. See Note 1 for further discussion.

9. Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development cost balances consisted of the following:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Acquired intangible assets:
Customer lists and other	$31,176	$10,173	$21,003	$34,733	$9,115	$25,618
Trademarks and patents	—	—	—	1,334	780	554
Total acquired intangible assets	$31,176	$10,173	$21,003	$36,067	$9,895	$26,172
Software development costs	$5,969	$1,791	$4,178	$46,246	$27,317	$18,929
Total acquired intangible assets and software development costs	$37,145	$11,964	$25,181	$82,313	$37,212	$45,101

Estimated future amortization expense:
Year ending December 31, 2014	$3,336
Year ending December 31, 2015	4,632
Year ending December 31, 2016	4,632
Year ending December 31, 2017	3,856
Year ending December 31, 2018	3,065
Thereafter	5,660
$25,181

Acquired intangibles

In 2013 we recorded a $599 Platforms and Applications reporting unit impairment charge for the excess of the carrying value of acquired intangible assets over the estimated fair value. In 2012, we recorded a $13,964 Navigation reporting unit impairment charge for the excess of the carrying value of acquired intangible assets over the estimated fair value. The weighted average remaining amortization period for customer lists and other as well as acquired technology included in software development costs is 3.6 years.

Capitalized software development costs

In 2013, 2012, and 2011 we capitalized $1,987, $1,890, and $2,497, respectively, of software development costs for location-based software projects after the point of technological feasibility had been reached but before the products were available for general release. We routinely update our estimates of the recoverability of the software products that have been capitalized as the basis for evaluating the carrying values and remaining useful lives of the respective assets. In 2013, we recorded an impairment charge of $9,270 related to our Platforms and Applications reporting unit. In 2012, we recorded an impairment charge related to our Navigation reporting unit of $12,420.

Goodwill

The balances and changes in amount of goodwill are as follows:

	Commercial Segment	Government Segment	Total
Balance as of December 31, 2011	$122,454	$54,023	$176,477
Adjustments to the purchase price allocation for the acquisition of Trident	—	273	273
Goodwill from acquisition of microDATA	22,032	—	22,032
Impairment charge related to the adjusted fair value of the Navigation reporting unit	(86,332)	—	(86,332)
Balance as of December 31, 2012	58,154	54,296	112,450
Impairment charge related to the adjusted fair value of the Platforms and Applications reporting unit	(8,209)	—	(8,209)
Balance as of December 31, 2013	$49,945	$54,296	$104,241

We assess goodwill for impairment in the fourth quarter of each year, or sooner should there be an indicator of impairment. We periodically analyze whether any such indicators of impairment exist. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower expected growth, among others. For goodwill impairment testing, we have four reporting units. In 2013, we reorganized the Commercial Segment in order to better conform and integrate the product lines and create efficiencies, so that one management team is now responsible for all Commercial Platforms & Applications other than the 9-1-1 Safety and Security part of the Commercial Segment. Previously, our Commercial Segment was comprised of Navigation and Other Commercial reporting units. Our two Government Segment reporting units, the Government Solutions Group (“GSG”) unit and the Cyber Intelligence unit, remain the same.

Goodwill balances by reporting unit:

December 31, 2013
Platforms and Applications	$27,912
Safety and Security Group	22,033
Government Solutions Group	26,141
Cyber Intelligence	28,155
Total goodwill	$104,241
December 31, 2012
Navigation	$22,102
Other Commercial	36,052
Government Solutions Group	26,141
Cyber Intelligence	28,155
Total goodwill	$112,450

Our fourth quarter 2013 impairment testing resulted in the write-down of our Platforms and Applications reporting unit’s goodwill from a carrying value of $36,121 to the estimated fair value of $27,912 at December 31, 2013, resulting in an impairment charge of $8,209. We used a discounted cash flow method to determine to determine the fair value of the goodwill of the Platforms and Applications Reporting Unit.

In performing our 2013 testing for our Safety and Security and Cyber Intelligence reporting units, we used a discounted cash flow method as well as a market approach based on observable public comparable company multiples of revenue and earnings before interest taxes depreciation and amortization (“EBITDA”) and weighted the results from the two methods to estimate the reporting units’ fair values. For our Government Solutions Group we used only a discounted cash flow method. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company multiples for the market comparable approach and the relevant weighting of the methods utilized.

For the market comparable approaches, we evaluated comparable company public trading values, and valued our reporting units using multiples of EBITDA ranging from approximately 6 to 8 times. Comparable company public trading values are based on the market’s view of future industry conditions and the comparable companies’ future financial results. Adverse changes in any of these variables would negatively influence the valuation of our reporting units. It is not possible to determine the impact of such potential adverse changes on the valuation of our reporting units.

Our discounted cash flow models are based on our most recent long-range forecast and, for years beyond the forecast, we estimated terminal values based on estimated exit multiples ranging from approximately 6 to 7 times the final forecasted year EBITDA. They reflect management’s expectation of future market conditions and expected levels of financial performance for our reporting units, as well as discount rates and estimated terminal values that would be used by market participants in an arms-length transaction. Business operational risks which could impact profits are detailed in our “Risk Factors” disclosures. Discount rates used were intended to reflect the risks inherent in the future cash flows of the respective reporting units and were between 13 and 15%.

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

We completed Step 1 of the goodwill impairment testing in 2012 for the Navigation reporting unit using a discounted cash flow method supported by a market comparable approach. The discounted cash flow model was based on our updated long-range forecast for the Navigation reporting unit. For years beyond the forecast, we estimated terminal value using a discount rate of 12% and a perpetual cash flow growth rate of 3%. For the market comparable approach, we evaluated comparable company public trading values, using revenue and EBITDA multiples. The estimated fair value of the Navigation reporting unit was compared to the carrying amount including goodwill, and the results of the Step 1 goodwill testing indicated a potential impairment.

Accordingly, we proceeded with Step 2 of the impairment test to measure the amount of potential impairment. We allocated the fair value of the Navigation reporting unit to its assets and liabilities as of the date of the impairment analysis. As a result of the analysis described above, a goodwill impairment charge was of $86,332 recorded in 2012 for the excess of the carrying value of goodwill over the estimated fair value.

There was no indication of any further impairment in any of our reporting units during the 2012 annual testing and accordingly, the second step of the goodwill impairment analysis was not performed. For fiscal 2011, all of our reporting units passed the first step of the goodwill impairment testing, indicating no impairment.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31 were:

	2013	2012
Accounts payable	$10,341	$15,929
Accrued expenses	14,031	21,774
Total accounts payable and accrued expenses	$24,372	$37,703

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

The Revolving Loan Facility includes an aggregate principal amount available to borrow of up to $30,000 and matures on March 31, 2018, unless extended by as provided in the Credit Agreement. The principal amount outstanding under the Revolving Loan Facility is payable prior to or on the maturity date. Interest on the Revolving Loan Facility is payable monthly and accrues at Eurodollar/LIBOR (beginning at L+3.75%) or Alternate Base Rate (“ABR”) (beginning at ABR +2.75%), which may be adjusted as provided in the Credit Agreement.

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

As of December 31, 2013, there were no borrowings on our Revolving Loan Facility, and we had $30,000 of unused borrowing availability. As of December 31, 2012, we had $6,000 of borrowings outstanding under the Line of Credit and had approximately $25,400 of unused borrowing availability under our Line of Credit.

12. Long-Term Debt

Long-term debt consisted of at December 31:

	2013	2012
Senior credit facility	$66,084	$—
7.75% Convertible notes	50,000	—
4.5% Convertible notes	14,562	93,500
Bank term loan paid in full June 26, 2013	—	41,779
Promissory notes payable to microDATA sellers	4,809	14,010
Total long-term debt	135,455	149,289
Less: current portion	(25,089)	(16,784)
Non-current portion of long-term debt	$110,366	$132,505

Aggregate maturities of long-term debt at December 31, 2013 are as follows:

2014	$25,089
2015	3,325
2016	3,740
2017	6,153
2018	97,148
Total long-term debt	$135,455

Senior credit facilities

On June 25, 2013, we closed on new $130,000 Senior Credit Facilities (the “Senior Credit Facilities”) which included (i) a $56,500 term loan A facility (“Term Loan A Facility”), (ii) a $43,500 delayed draw term loan facility (“Delayed Draw Term Loan Facility”), and (iii) a $30,000 revolving loan facility (“Revolving Loan Facility”). The Senior Credit Facilities also include a $25,000 incremental loan arrangement subject to the Company’s future needs and bank approval, although no assurances can be given that this incremental loan amount will be available to us when and if needed.

We borrowed $56,500 under the Term Loan A Facility at closing for (i) repayment of the remaining balance under 2012 Term Loan, which was terminated, (ii) approximately $16,000 for on-going working capital and other general corporate purposes, and (iii) fees and expenses associated with the new facility. On September 30, 2013, we borrowed $10,000 under the Delayed Draw Term Loan Facility and used the proceeds towards the retirement of the 4.5% Convertible Senior Notes, discussed below.

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

The Term Loan A Facility, the Delayed Draw Term Loan Facility, and the Revolving Loan Facility have a maturity date of March 31, 2018, unless extended as provided in the Credit Agreement. Beginning October 1, 2013, the Term Loan A Facility and the Delayed Term Loan are payable in consecutive quarterly installments of $416 on the first day of each fiscal quarter, increasing to $831 in the quarter ending December 31, 2014 and to $1,247 in  the quarter ending December 31, 2016 and to $2,413 in the quarter ending December 31, 2017, with the remaining principal due at maturity. Additional Delayed Draw Term Loan Facility borrowings would be repaid in consecutive quarterly installment payments in the same proportion as the installment payments for the Term Loan A and existing Delayed Draw Term Loan borrowings, with the remaining principal due at maturity.

The Senior Credit Facilities are secured by substantially all of the Company’s tangible and intangible assets, including intellectual property. The Credit Agreement contains customary representations and warranties of the Company and customary covenants and events of default. Availability under the Revolving Loan Facility and the Delayed Draw Term Loan Facility is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties and compliance with covenants. The Senior Credit Facilities are also subject to possible mandatory repayments from excess cash flow and other sources, such as net cash proceeds of debt or equity issuances, asset sales, casualty insurance claims and other recovery events, as described in the Credit Agreement. At December 31, 2013, the Company was subject to a mandatory repayment of $3,640 from excess cash flow and other sources payable in the first quarter of 2014. During the continuance of an event of default, at the request of the required lenders, all outstanding loans shall bear interest at a rate per annum equal to the rate that would otherwise be applicable thereto plus 2%, and shall be payable from time to time on demand.

Subsequent event

The Credit Agreement was amended on February 28, 2014. The Amendment modified certain financial covenants applicable to 2014 and 2015, and changed the availability of the Delayed Draw Term Loan Facility, so that $14,562 of the Delayed Draw Term Loan Facility is available until November 2014 to refinance the 4.5% Convertible Senior Notes, and the remaining $18,938 of Delayed Draw Term Loan Facility will be available to us from March 31, 2015 until April 30, 2015 subject to our meeting certain financial covenants. Any amount of the Delayed Draw Term Loan Facility not drawn on April 30, 2015 will expire unused. The Amendment also provides that the banks will hold at least $35,000 of the Company’s cash and marketable securities until our leverage ratio is below a specified level. No changes were made to the pricing of any of the loans or the amount we may borrow under the existing $30,000 Revolving Loan Facility.

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

4.5% Convertible notes

In 2009, we sold $103,500 aggregate principal amount of 4.5% Convertible Senior Notes due 2014. During the fourth quarter of 2012, we repurchased $10,000 of the outstanding 2014 Notes, plus accrued and unpaid interest and recorded a gain of $431 gain on the retirement. During the second half of 2013, we repurchased an additional $28,938 of the outstanding 2014 Notes and recorded a loss of $178 on the retirement including transaction costs. On May 8, 2013, we retired $50,000 in aggregate principal of these 2014 Notes, in exchange for $50,000 of new 7.75% Convertible Senior Notes due 2018, as discussed above.

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

As a result of the repurchase and exchange of $88,938 of the outstanding 2014 Notes, the convertible note hedge was adjusted to reflect the reduced number of outstanding 2014 Notes. The convertible note hedge transactions’ originally covering 10,001 shares was adjusted to cover proportionally fewer of shares of Class A common stock. The warrants were not affected by the retirements of the 2014 Notes.

Term loan from commercial bank

In July 2012, we borrowed $45,000 under a term loan agreement (“2012 Term Loan”) with the Silicon Valley Bank, as administrative agent and collateral agent (“SVB”). Approximately $19,400 of the borrowings under the 2012 Term Loan were used to pay off the prior term loan with SVB and transaction fees and approximately $20,000 were used as part of the acquisition of microDATA. The 2012 Term Loan was paid in full with funds borrowed under the new Term Loan A Facility, as discussed above.

Promissory notes payable to microDATA sellers

On July 6, 2012, we issued $14,250 in promissory notes as part of the consideration paid for our acquisition of microDATA bearing simple interest at 6%. The promissory notes are due in two installments: $7,500 plus interest was paid June 30, 2013 and $6,750 due June 30, 2014, less post-closing indemnification adjustments of $1,941 as of December 31, 2013, up to a maximum adjustment of $2,000. The promissory notes are effectively subordinated to TCS’s structured debt.

13. Capital Leases

We lease certain equipment under capital leases. Property and equipment included the following amounts for capital leases at December 31:

	2013	2012
Computer equipment	$20,409	$23,107
Computer software	3,304	4,302
Furniture and fixtures	90	176
Leasehold improvements	42	51
Total equipment under capital lease at cost	23,845	27,636
Less: accumulated amortization	(9,886)	(13,529)
Net property and equipment under capital leases	$13,959	$14,107

Capital leases are collateralized by the leased assets. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at December 31, 2013:

2014	$5,501
2015	3,858
2016	2,319
2017	1,206
2018	20
Total minimum lease payments	12,904
Less: amounts representing interest	(830)
Present value of net minimum lease payments (including current portion of $5,056)	$12,074

14. Common Stock

Our Class A common stockholders are entitled to one vote for each share of stock held for all matters submitted to a vote of stockholders. Our Class B stockholders are entitled to three votes for each share owned.

15. Fair Value Measurements

Our assets and liabilities subject to fair value measurements on a recurring basis and the required disclosures are:

As of December 31, 2013	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$41,904	$41,904	$—	$—
Corporate bonds	18,498	18,498	—	—
Mortgage-backed and asset-backed securities	1,506	1,506	—	—
Marketable securities	20,004	20,004	—	—
Deferred compensation plan investments	1,003	1,003	—	—
Assets at Fair Value	$62,911	$62,911	$—	$—
Liabilities:
Deferred compensation	$637	$637	$—	$—
Contractual acquisition earn-outs	369	—	—	369
Liabilities at Fair Value	$1,006	$637	$—	$369

As of December 31, 2012	Fair Value	Fair Value Measurements Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$36,623	$36,623	$—	$—
Corporate bonds	13,141	13,141	—	—
Mortgage-backed and asset-backed securities	1,734	1,734	—	—
Marketable securities	14,875	14,875	—	—
Deferred compensation plan investments	690	690	—	—
Assets at Fair Value	$52,188	$52,188	$—	$—
Liabilities:
Deferred compensation	$394	$394	$—	$—
Contractual acquisition earn-outs	508	—	—	508
Liabilities at Fair Value	$902	$394	$—	$508

We hold marketable securities that are investment grade and are classified as available-for-sale. The securities include corporate bonds, agency bonds, mortgage and asset backed securities that are carried at fair market value based on quoted market prices; see Note 5.

We hold trading securities as part of a rabbi trust at December 31, 2013 to fund supplemental executive retirement plans and deferred income plans. The funds held are all managed by a third party, and include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market. The related deferred compensation liabilities are valued based on the underlying investment selections in each participant’s account.

The contractual acquisition earn-outs were part of the consideration paid for the 2012 microDATA acquisitions. The fair value of the earn-outs is based on probability-weighted payouts under different scenarios, discounted using a discount rate commensurate with the risk.

The following table provides a summary of the changes in the contractual acquisition earn-outs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2013	$508
Fair value adjustment recognized in earnings	(139)
Balance at December 31, 2013	$369

Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired using significant unobservable inputs (Level 3). Our Platforms and Applications reporting unit’s goodwill and long-lived assets with a carrying value of $65,406 were written down to their estimated fair value of $33,429, resulting in an impairment charge of $31,977 in 2013. In 2012, our Navigation reporting unit’s goodwill and long-lived assets with a carrying value of $164,500 at March 31, 2012 were written down to their estimated fair value of $38,797, resulting in an impairment charge of $125,703; see Note 9, Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill for further information regarding the valuation inputs.

Long-term debt, excluding leases, consists of borrowings under a commercial bank term loan agreement, 4.5% convertible senior notes, 7.75% convertible senior notes, and promissory notes; see Note 12. The long-term debt, excluding leases, is currently reported at the borrowed amount outstanding. At December 31, 2013, the estimated fair value of the long-term debt, excluding leases, was $133,427 versus a carrying value of $135,455. At December 31, 2012, the fair value of long-term debt, excluding leases, was $144,106 versus a carrying value of $149,289. The estimated fair value is based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.

16. Income Taxes

Our income tax provisions (benefits) for the years ended December 31 were:

	2013	2012	2011
Current:
Federal	$32	$(82)	$5,924
Foreign	300	—	—
State	228	47	512
Total current	560	(35)	6,436
Deferred:
Federal	12,953	(14,107)	(1,247)
Foreign	(87)	—	—
State	3,165	(1,349)	223
Total deferred	16,031	(15,456)	(1,024)
Total provision (benefit) for income taxes	$16,591	$(15,491)	$5,412

Deferred tax assets and liabilities at December 31 were:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$6,416	$4,773
Research and development tax credit carryforwards	8,790	7,564
Stock-based compensation expense	6,153	5,945
Deferred revenue	7,040	5,197
Reserves and accrued expenses	1,745	3,034
Alternative minimum tax credit	2,091	2,101
Identified intangibles accounting	110	1,785
Deferred compensation	372	275
Deferred financing fees	482	—
Other	1,197	1,386
Total deferred tax assets	34,396	32,060
Deferred tax liabilities:
Capitalized software development costs	(2,103)	(12,017)
Depreciation and amortization	(2,009)	(3,269)
Other	—	(30)
Total deferred tax liabilities	(4,112)	(15,316)
Net deferred tax asset	30,284	16,744
Valuation allowance for net deferred tax asset	(30,284)	(698)
Net deferred tax asset	$—	$16,046

We account for income taxes using the asset and liability approach. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Net deferred tax assets are recorded when it is more likely than not that the tax benefits will be realized. In accordance with ASC 740, we determined that recent losses were significant evidence of the need for a full valuation allowance on our net deferred tax assets of $30,284 in the fourth quarter of 2013 and that near-term full realization of these assets is not more likely than not. However, as noted below, our deferred tax assets have expiry dates many years into the future such that we anticipate being able to use these assets at some point to offset prospective tax liabilities.

At December 31, 2013, we had $14,581 of U.S. federal net operating loss carryforwards reflected in deferred tax assets plus $4,230 of net operating loss carryforwards from excess tax benefits related to stock-based compensation which will be recognized as an increase to additional paid in capital once the benefit is realized through a reduction of income taxes payable. Of the total $19,081 loss carryforwards, $9,416 is the remaining net operating loss carryforwards acquired with Xypoint in 2001, usable at the rate of $1,401 per year, and which will begin to expire in 2021. The remaining $9,665 of U.S. federal net operating loss carryforwards which were generated in 2006, 2009, and 2013 will begin to expire in 2026, 2029, and 2033.The timing and manner in which we may utilize net operating loss carryforwards and tax credits in future tax years will be limited by the amounts and timing of future taxable income and by the application of the ownership change rules under Section 382 of the Internal Revenue Code.

We have state net operating loss carryforwards available which expire through 2027, utilization of which will be limited in a manner similar to the federal net operating loss carryforwards. At December 31, 2013, we had federal alternative minimum tax credit carryforwards of $2,091, which are available to offset future regular federal taxes. Federal research and development credits of approximately $7,719 will begin to expire in 2019.

The reconciliations of the reported income tax provision to the amount that would result by applying the U.S. federal statutory rate of 35% to the income for the years ended December 31 as follows:

	2013		2012		2011
Income tax (benefit) statutory rate	$(14,702)	35.0%	$(39,718)	35.0%	$4,346	35.0%
Goodwill impairment charge	1,758	(4.2%)	30,136	(26.6%)	—	—
Change in valuation allowance	30,284	(72.1%)	—	—	—	—
Non-deductible stock-based compensation expense	1,258	(3.0%)	1,849	(1.6%)	2,024	16.3%
Research and development tax credit	(639)	1.5%	(858)	0.8%	(485)	(3.9%)
Worthless stock deduction	—	—	(1,646)	1.5%	—	—
State income tax (benefit)	(692)	1.7%	(1,156)	1.0%	424	3.4%
Original issue discount amortization	(2,993)	7.1%	(1,678)	1.5%	(1,520)	(12.2%)
Other	2,317	(5.5%)	(2,420)	2.1%	623	5.0%
Income tax (benefit) provision	$16,591	(39.5%)	$(15,491)	13.7%	$5,412	43.6%

We do not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. We recorded the estimated value of uncertain tax positions by adjusting the value of certain tax assets.

The following table summarizes the 2012 and 2013 activity related to the unrecognized tax benefits (excluding interest, penalties and related tax carryforwards):

Balance at December 31, 2011	$3,291
Increases related to prior year tax positions	117
Decreases related to prior year tax positions	(149)
Increases related to current year tax positions	187
Balance at December 31, 2012	3,446
Increases related to prior year tax positions	1,040
Increases related to current year tax positions	294
Balance at December 31, 2013	$4,780

If the Company’s positions are sustained by the taxing authority in favor of the Company, $4,780 (excluding interest and penalties) of uncertain tax position benefits would favorably impact the effective tax rate. Our policy is to classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the Consolidated Statements of Operations for the year ended December 31, 2013.

We file income tax returns in the U.S. and various state and foreign jurisdictions. As of December 31, 2013, open tax years in the federal and some state jurisdictions date back to 1996, due to the taxing authorities’ ability to adjust operating loss and credit carryforwards.

17. Employee Retirement Plan

We maintain a 401(k) plan covering defined employees who meet established eligibility requirements. Under the provisions of the plan, we may contribute a discretionary match. The plan may also contribute a non-elective contribution. For 2013, we matched 40% of employee deferrals. Our contribution was $1,868, $2,853, and $2,661for the years ended December 31, 2013, 2012, and 2011, respectively.

18. Stock-based Compensation Plans

We maintain two stock-based compensation plans: a stock incentive plan and an employee stock purchase plan.

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

Our assumptions in calculating the fair value of our stock options using Black-Scholes our assumptions for the years ended December 31 were as follows:

	2013	2012	2011
Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate (%)	1%-1.5%	1%-1.1%	1%-2.4%
Volatility (%)	63%-64%	61%-64%	60%-61%
Dividend yield (%)	0%	0%	0%

A summary of our stock option activity and related information consisted of the following (all share amounts in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2012	17,222	$4.72
Granted	2,803	2.41
Exercised	(96)	1.82
Expired	(946)	5.49
Forfeited	(1,806)	3.26
Outstanding, December 31, 2013	17,177	$4.47	5.3	$379
Exercisable, December 31, 2013	12,025	$4.99	4.0	$84
Vested and expected to vest, December 31, 2013	16,131	$4.99	4.0	$295

The weighted average grant date fair value of options granted during the years 2013, 2012, and 2011 was $1.33, $1.30, and $2.34, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011, was $60, $15, and $800, respectively. The total fair value of shares vested during the years ended December 31, 2013, 2012, and 2011, was $5,948, $7,813, and $8,328, respectively. As of December 31, 2013, we estimate that we will recognize $5,500 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3 years.

A summary of our restricted stock activity consisted of the following (all share amounts in thousands):

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	1,344	$3.10
Granted	1,444	2.38
Vested and surrendered	(570)	3.06
Nonvested at December 31, 2013	2,218	$2.68

The restrictions expire at the end of one year for directors and expire in annual increments over two and three years for employees and executives, respectively, conditional on continued employment. The fair value of the restricted stock on the date of issuance is recognized as non-cash stock based compensation expense, net of forfeiture adjustments, over the period over which the restrictions expire. The total fair value of restricted stock of shares vested during the years ended December 31, 2013, 2012, and 2011 was $1,959, $1,058, and $241. We recognized $2,589, $1,873, and $1,015 of non-cash stock compensation expense related to these grants for the years ended December 31, 2013, 2012, and 2011, respectively. We expect to record future stock compensation expense of $3,724 as a result of these restricted stock grants that will be recognized over the remaining vesting period.

Employee Stock Purchase Plan. We have an employee stock purchase plan (the Plan) that gives all employees an opportunity to purchase shares of our Class A Common Stock. The Plan allows for the purchase of 4,385 shares of our Class A Common Stock at a discount of 15% of the fair market value. The discount of 15% is calculated based on the average daily share price on either the first or the last day of each quarterly enrollment period, whichever date is more favorable to the employee. Option periods are three months in duration. As of December 31, 2013, 2,384 shares of Class A Common Stock have been issued under the Plan. The Plan will continue until the earlier of termination by the board of directors or the date on which all of the share available for issuance under the plan have been issued. We did not recognize any compensation expense related to the Employee Stock Purchase Plan in 2013. Compensation expense relating to the Employee Stock Purchase Plan was $288, and $349 for the years ended December 31, 2012 and, 2011, respectively.

As of December 31, 2013, our total shares of Class A Common Stock reserved for future issuance is comprised of:

(in thousands)
Stock incentive plan	3,529
Outstanding stock options	17,177
Convertible notes (see Note 12)	1,407
Note warrant hedge (see Note 12)	10,001
For B to A conversion	4,998
Employee stock purchase plan	2,001
Total shares restricted for future use	39,113

Non-cash stock based compensation expense was included in the following income statement captions for the years ended December 31:

	2013	2012	2011
Direct costs of revenue	$4,802	$6,131	$6,476
Research and development expense	1,106	1,599	1,873
Sales and marketing expense	513	483	501
General and administrative expense	615	808	822
Total non-cash stock compensation expense	$7,036	$9,021	$9,672

19. Operating Leases

We lease office space and equipment under non-cancelable operating leases that expire on various dates through 2020. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2013:

2014	$7,137
2015	5,795
2016	5,401
2017	3,626
2018	357
Beyond	451
$22,767

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

We also lease office space in Aliso Viejo, California under a lease expiring in December 2017, offices in Tianjin, China under a lease expiring January 2017, a facility in Calgary, Alberta, Canada under a lease expiring March 2014, a facility near Atlanta, Georgia under a lease expiring May 2015, a facility in Richardson, Texas under a lease expiring April 2015, a facility in North Wollongong, Australia under a lease expiring April 2017. As a result of the 2011 acquisition of Trident, we lease office space in Torrance, California expiring January 2018. As a result of the 2012 acquisition of microDATA, we lease office space in Danville, Vermont expiring July 2014 and office space in Greenwood Village, Colorado expiring May 2020. Future payments on all of our leases are estimated including the minimum future rent escalations, if any, stipulated in the respective agreements.

Rent expense was $7,634, $7,490, and $7,067 for 2013, 2012, and 2011, respectively.

20. Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our revenue, accounts receivable and unbilled receivables are summarized in the following tables:

Percentage of total revenue for the year ended December 31:

Customer	Segment	2013	2012	2011
U.S. government agencies and departments	Government	32%	44%	35%
Verizon Wireless (various divisions, directly and through channel)	Commercial	16%	13%	18%
MetroPCS	Commercial	<10%	<10%	10%

Percentage of receivables (billed and unbilled) as of December 31:

Customer	2013	2012
U.S. government agencies and departments	10%	35%
Verizon Wireless (various divisions, directly and through channel)	17%	14%
AT&T (various divisions)	13%	<10%

As of December 31, 2013, our total exposure to credit risk from the above customers was $26,643. As of December 31, 2012, our exposure to such risks was $59,806. We did not experience significant losses from amounts due to us by any customers for the year ended December 31, 2013 or 2012.

21. Geographic and Business Segment Information

For 2013, 2012, and 2011, respectively, our revenue includes $38,220, $41,782, and $33,314 of revenue generated from customers outside of the United States.

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

The following tables set forth the results of our reportable segments and a reconciliation of segment gross profit to net income (loss) for the years ended December 31:

	2013			2012			2011
	Gvmt	Comm	Total	Gvmt	Comm	Total	Gvmt	Comm	Total
Revenue
Services	$131,078	$150,311	$281,389	$146,064	$159,054	$305,118	$129,213	$174,708	$303,921
Systems	61,153	19,749	80,902	158,576	23,690	182,266	105,023	16,468	121,491
Total revenue	192,231	170,060	362,291	304,640	182,744	487,384	234,236	191,176	425,412
Direct costs of revenue
Direct cost of services	92,301	63,984	156,285	107,879	70,438	178,317	89,926	81,051	170,977
Direct cost of systems	50,445	16,593	67,038	133,638	15,222	148,860	89,957	13,241	103,198
Total Direct costs of revenue	142,746	80,577	223,323	241,517	85,660	327,177	179,883	94,292	274,175
Gross profit
Services gross profit	38,777	86,327	125,104	38,185	88,616	126,801	39,287	93,657	132,944
Systems gross profit	10,708	3,156	13,864	24,938	8,468	33,406	15,066	3,227	18,293
Total gross profit	$49,485	$89,483	$138,968	$63,123	$97,084	$160,207	$54,353	$96,884	$151,237

	2013	2012	2011
Total segment gross profit	$138,968	$160,207	$151,237
Research and development expense	(34,308)	(36,602)	(37,098)
Sales and marketing expense	(28,495)	(30,753)	(29,394)
General and administrative expense	(54,689)	(54,277)	(46,218)
Depreciation and amortization of property and equipment	(14,853)	(14,245)	(12,135)
Amortization of acquired intangible assets	(4,570)	(4,374)	(5,535)
Impairment of goodwill and long-lived assets	(31,977)	(125,703)	—
Interest expense	(8,262)	(7,383)	(7,283)
Amortization of deferred financing fees	(3,403)	(757)	(798)
Gain (loss) on early retirement of debt	(178)	431	—
Benefit (provision) for income taxes	(16,591)	15,491	(5,412)
Other income (expense), net	(239)	(23)	(360)
Net income (loss)	$(58,597)	$(97,988)	$7,004

22. Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for 2013 and 2012. The quarterly information has not been audited, but in our opinion, includes all normal recurring adjustments, which are, in the opinion of the management, necessary for fair statement of the results of the interim periods.

2013 quarters (unaudited)

	First	Second	Third	Fourth
Revenue	$94,794	$92,842	$96,033	$78,622
Gross profit	$35,481	$35,907	$35,783	$31,797
Net loss	$(829)	$(1,871)	$(155)	$(55,742)
Net loss per share — basic	$(0.01)	$(0.03)	$(0.00)	$(0.95)
Net loss per share — diluted[1]	$(0.01)	$(0.03)	$(0.00)	$(0.95)

[1]

Shares issuable via the convertible notes are included if dilutive, in which case tax-effected interest expense on the debt is excluded from the determination of net income (loss) per share – diluted. For all periods reported in 2013 the shares issuable via the convertible notes were anti-dilutive and the tax-effected interest expense was excluded in determining net income (loss) per share.

2012 quarters (unaudited)

	First	Second	Third	Fourth
Revenue	$100,035	$114,622	$140,056	$132,671
Gross profit	$34,390	$34,526	$44,126	$47,165
Net income (loss)	$(369)	$(111,117)	$4,179	$9,319
Net income (loss) per share — basic	$(0.01)	$(1.91)	$0.07	$0.16
Net income (loss) per share — diluted[1]	$(0.01)	$(1.91)	$0.07	$0.15

[1]

Shares issuable via the convertible notes are included if dilutive, in which case tax-effected interest expense on the debt is excluded from the determination of net income (loss) per share – diluted. For the third and fourth quarters of 2012 the shares issuable via the convertible notes were dilutive and the tax-effected interest expense of $718 and $721, respectively, was included in determining net income (loss) per share.

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

Name	Title	Date

/s/ MAURICE B. TOSÉ	Chief Executive Officer, President and	March 4, 2014
Maurice B. Tosé	Chairman of the Board (Principal Executive Officer)

/s/ THOMAS M. BRANDT, JR.	Chief Financial Officer and Senior Vice	March 4, 2014
Thomas M. Brandt, Jr.	President (Principal Financial Officer) and Director

/s/ JAMES M. BETHMANN	Director	March 4, 2014
James M. Bethmann

/s/ JAN C. HULY	Director	March 4, 2014
Jan C. Huly

/s/ A. REZA JAFARI	Director	March 4, 2014
A. Reza Jafari

/s/ Jon B. Kutler	Director	March 4, 2014
Jon B. Kutler

	Director	March 4, 2014
Weldon H. Latham

/s/ RICHARD A. YOUNG	Executive Vice President,	March 4, 2014
Richard A. Young	Chief Operating Officer and Director

EXHIBIT INDEX

Exhibit Numbers	Description

4.1	Amended and Restated Articles of Incorporation. (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.2	Second Amended and Restated Bylaws. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.3	Form of Class A Common Stock certificate. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))

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

Exhibit Numbers	Description

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

10.30	Joinder, Assumption and First Amendment to Loan and Security Agreement dated July 6, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2012)

10.31	Senior Secured Credit Facilities, Credit Agreement dated June 25, 2013 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.32	Amendment No. 1 to the Credit Agreement dated July 29, 2013 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.33

Third Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to the Company’s definitive proxy statement for its 2013 Annual Meeting of stockholders as filed with the SEC on April 29, 2013 (No. 000-30821))

10.34

Indenture dated as of May 7, 2013, by and between the Company and The Bank of New York Mellon Trust company, as Trustee (Incorporated by reference to the company’s Current Report on Form 8-K filed on May 8, 2013)

10.35†	Employment Agreement dated March 3, 2014, by and between the Company and Maurice B. Tosé

10.36	Amendment No. 2 to the Credit Agreement dated July 29, 2013

12.1	Supplemental Financial Statement Schedule II

21.1	Subsidiaries of the Registrant

Exhibit Numbers	Description
23.1	Consent of Ernst & Young LLP

31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract, compensatory plans or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.