Form 10-Q
period 2014-03-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2014-05-02
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

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

Shares outstanding
as of April 29,
Title of Each Class	2014
Class A Common Stock, par value $0.01 per share	54,324,344
Class B Common Stock, par value $0.01 per share	4,997,769
Total Common Stock Outstanding	59,322,113

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,082	$41,904
Marketable securities	20,207	20,004
Accounts receivable, net of allowance of $407 in 2014 and $388 in 2013	44,447	45,789
Unbilled receivables	17,072	16,009
Inventory	9,185	9,890
Deferred project costs and other current assets	15,063	15,286
Total current assets	151,056	148,882
Property and equipment, net of accumulated depreciation and amortization of $76,470 in 2014 and $73,068 in 2013	36,334	38,355
Software development costs, net of accumulated amortization of $2,089 in 2014 and $1,791 in 2013	4,389	4,178
Acquired intangible assets, net of accumulated amortization of $11,122 in 2014 and $10,173 in 2013	20,054	21,003
Goodwill	104,241	104,241
Other assets	4,821	4,796
Total assets	$320,895	$321,455
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$27,147	$24,372
Accrued payroll and related liabilities	8,825	14,378
Deferred revenue	27,970	24,809
Current portion of long-term debt and capital lease obligations	30,296	30,145
Total current liabilities	94,238	93,704
Notes payable and capital lease obligations, less current portion	115,593	117,384
Other liabilities	1,017	1,124
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares - 225,000,000; issued and outstanding shares of 54,321,344 in 2014 and 53,763,871 in 2013	544	538
Class B Common Stock; $0.01 par value:
Authorized shares - 75,000,000; issued and outstanding shares of 4,997,769 in 2014 and 4,997,769 in 2013	50	50
Additional paid-in capital	342,096	340,814
Accumulated other comprehensive income	20	27
Accumulated deficit	(232,663)	(232,186)
Total stockholders’ equity	110,047	109,243
Total liabilities and stockholders’ equity	$320,895	$321,455

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue
Services	$62,269	$73,518
Systems	22,821	21,276
Total revenue	85,090	94,794

Direct costs of revenue
Direct cost of services revenue	33,415	41,801
Direct cost of systems revenue	16,876	17,512
Total direct cost of revenue	50,291	59,313

Services gross profit	28,854	31,717
Systems gross profit	5,945	3,764
Total gross profit	34,799	35,481

Operating expenses
Research and development expense	10,363	8,526
Sales and marketing expense	6,931	8,049
General and administrative expense	11,647	13,648
Depreciation and amortization of property and equipment	3,403	3,508
Amortization of acquired intangible assets	949	1,142
Total operating expenses	33,293	34,873

Income from operations	1,506	608

Interest expense	(2,204)	(1,844)
Amortization of deferred financing fees	(168)	(297)
Other income (expense), net	137	(95)
Net loss before income taxes	(729)	(1,628)
Income tax benefit	252	799
Net loss	$(477)	$(829)

Net loss per share-basic	$(0.01)	$(0.01)
Net loss per share-diluted	$(0.01)	$(0.01)

Weighted average shares outstanding-basic	59,079	58,573
Weighted average shares outstanding-diluted	59,079	58,573

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Comprehensive Loss

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(477)	$(829)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	(7)
Unrealized gains (loss) on securities:
Arising during the period	(1)	(1)
Reclassification to net income (loss)	(2)	(2)
Net unrealized gains (loss)	(3)	(3)
Other comprehensive income (loss)	(7)	(10)
Comprehensive loss	$(484)	$(839)

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating activities:
Net loss	$(477)	$(829)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,403	3,508
Stock-based compensation expense	1,821	2,452
Amortization of capitalized software development costs	298	1,754
Amortization of acquired intangible assets	949	1,142
Amortization of investment premiums and accretion of discounts, net	76	60
Deferred tax benefit	—	(799)
Amortization of deferred financing fees	168	297
Other non-cash adjustments	1,079	1,299
Changes in operating assets and liabilities:
Accounts receivable, net	1,342	14,814
Unbilled receivables	(1,063)	7,850
Inventory	705	1,603
Deferred project costs and other current assets	223	(383)
Other assets	(193)	197
Accounts payable and accrued expenses	1,897	(1,973)
Accrued payroll and related liabilities	(5,553)	(9,060)
Deferred revenue	(107)	(1,924)
Other liabilities	3,161	(718)
Subtotal - Changes in operating assets and liabilities	412	10,406
Net cash provided by operating activities	7,729	19,290

Investing activities:
Purchases of property and equipment	(1,038)	(1,941)
Purchases of marketable securities	(2,807)	(1,625)
Proceeds from sale and maturity of marketable securities	2,525	2,763
Capitalized software development costs	(504)	(898)
Net cash used in investing activities	(1,824)	(1,701)

Financing activities:
Payments on bank borrowings, notes payable, and capital lease obligations	(1,926)	(9,903)
Earn-out payment related to 2012 acquisition	(268)	—
Payments of tax withholdings on restricted stock	(602)	(456)
Proceeds from exercise of employee stock options and sale of stock	69	19
Net cash used in financing activities	(2,727)	(10,340)

Net increase in cash	3,178	7,249
Cash and cash equivalents at the beginning of the period	41,904	36,623

Cash and cash equivalents at the end of the period	$45,082	$43,872

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(amounts in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2013 Annual Report on Form 10-K. The terms “TCS,” “Company,” “we,” “us,” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

Use of Estimates. The preparation of these financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Significant estimates and assumptions in these consolidated financial statements include estimates used in revenue recognition, fair value of business combinations, fair value associated with goodwill, intangible assets and long-lived asset impairment tests, estimated values of software development costs, income taxes and deferred valuation allowances, the fair value of marketable securities and stock-based compensation, and legal and contingency fees. Actual results could differ from those estimates.

Goodwill. Goodwill represents the excess of cost over the fair value of assets of acquired businesses. Goodwill is not amortized, but instead is evaluated for impairment in the fourth quarter of each year, or sooner should there be an indicator of impairment. We may assess qualitative factors to determine whether it is more likely than not an event or circumstance might indicate the fair value of the reporting unit is less than its carrying value. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower expected growth, among others. After completing our assessment of such qualitative factors, and if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step process. The first step requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. In the second step, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, would represent the amount of goodwill impairment.

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

Earnings per share. Basic net income (loss) per common share is based upon the average number of shares of common stock outstanding during the period. Stock options and restricted stock of approximately 13,000 and 15,500 shares for the three months ended March 31, 2014 and 2013, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

For the three months ending March 31, 2014 and 2013, shares issuable upon conversion of convertible debt were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. Concurrent with the issuance of the convertible notes, we entered into convertible note hedge and warrant transactions. If the Company’s share price is greater than the warrant exercise price of $12.74 per share for any period presented, the warrants would be dilutive to the Company’s earnings per share. The convertible note hedge is excluded from the calculation of diluted earnings per share, as the impact is always considered anti-dilutive since the call option would be exercised by us when the exercise price is lower than the market price. For the three months ending March 31, 2014 and 2013, the Company’s share price was less than the warrant exercise price of $12.74; therefore, no value was assigned to the warrants because the effect of their inclusion would have been anti-dilutive.

Our two classes of common stock (Class A and B) share equally in dividends declared or accumulated and have equal participation rights in undistributed earnings. In addition, our unvested restricted stock does not contain non-forfeitable rights to dividends and dividend equivalents. As such, unvested shares of restricted stock are not participating securities. and our basic and diluted earnings per share are not impacted by the two-class method of computing earnings per share.

Recent Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board (“FASB”) amended guidance related to reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity should be reported as discontinued operations. The amendment also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The guidance is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, with early adoption permitted only for disposals that have not been previously reported. The amended guidance is not expected to have a material impact on our consolidated financial statements.

In July 2013, the FASB amended guidance related to income taxes and the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

2. Stock-Based Compensation

Restricted Stock

We had 2,180 and 1,498 restricted stock units outstanding at a weighted-average grant date fair value per share of $2.39 and $2.54 as of March 31, 2014 and 2013, respectively. Share-based compensation expense is recognized on a straight line basis, net of estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the vesting over one year for directors and vest in annual increments over three years for executives and employees conditional on continued employment. As of March 31, 2014 and 2013, we had approximately $4,000 and $3,000, respectively, of total unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of approximately 2 years.

Stock Options

We had 16,272 and 18,103 stock options outstanding as of March 31, 2014 and 2013, respectively. During the first three months of 2014, we granted 1,254 options and had exercises of 3 options. Share-based compensation expense is recognized on a straight line basis, net of any estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally 5 years. As of March 31, 2014 and 2013, we had approximately $5,000 and $10,000, respectively, of total unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of approximately 3 years.

Total Stock-Based Compensation

We recognized total share-based compensation expense of $1,821 and $2,452 in the three months ended March 31, 2014 and 2013, respectively.

3. Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $344 and $648 during the three months ended March 31, 2014 and 2013, respectively.

Interest paid totaled $868 and $602 during the three months ended March 31, 2014 and 2013, respectively.

Income taxes and estimated state income tax refunds received totaled $32 during the three months ended March 31, 2014.  Income taxes and estimated state income taxes paid totaled $198 during the three months ended March 31, 2013.

4. Marketable Securities

Available-for-sale marketable securities at March 31, 2014 were:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$18,032	$41	$(5)	$18,068
Mortgage-backed and asset-backed securities	2,143	3	(7)	2,139
Total marketable securities	$20,175	$44	$(12)	$20,207

The following table summarizes the estimated fair value of available-for-sale marketable securities by contractual maturity at March 31, 2014:

Fair Value
Due within 1 year or less	$7,257
Due after 1 through 5 years	11,800
Mortgage-backed securities not due in a single maturity date	1,150
$20,207

Available-for-sale marketable securities at December 31, 2013 were:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$18,798	$41	$(6)	$18,833
Mortgage-backed and asset-backed securities	1,170	1	—	1,171
Total marketable securities	$19,968	$42	$(6)	$20,004

The following table summarizes the estimated fair value of available-for-sale marketable securities by contractual maturity at December 31, 2013:

Fair Value
Due within 1 year or less	$6,248
Due after 1 through 5 years	13,449
Mortgage-backed securities not due in a single maturity date	307
$20,004

5. Fair Value Measurements

Our assets and liabilities subject to fair value measurements on a recurring basis and the required disclosures were:

	Fair	Fair Value Measurements
	Value	Using Fair Value Hierarchy
As of March 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$45,082	$45,082	$—	$—
Corporate bonds	18,068	18,068	—	—
Mortgage-backed and asset-backed securities	2,139	2,139	—	—
Marketable securities	20,207	20,207	—	—
Deferred compensation plan investments	1,044	1,044	—	—
Assets at fair value	$66,333	$66,333	$—	$—
Liabilities:
Deferred compensation	$686	$686	$—	$—
Liabilities at fair value	$686	$686	$—	$—

	Fair	Fair Value Measurements
	Value	Using Fair Value Hierarchy
As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$41,904	$41,904	$—	$—
Corporate bonds	18,498	18,498	—	—
Mortgage-backed and asset-backed securities	1,506	1,506	—	—
Marketable securities	20,004	20,004	—	—
Deferred compensation plan investments	1,003	1,003	—	—
Assets at fair value	$62,911	$62,911	$—	$—
Liabilities:
Deferred compensation	$637	$637	$—	$—
Contractual acquisition earn-outs	369	—	—	369
Liabilities at fair value	$1,006	$637	$—	$369

We hold marketable securities that are investment grade and are classified as available-for-sale. The securities include corporate bonds, and mortgage and asset-backed securities that are carried at fair market value based on quoted market prices.

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

The following table provides a summary of the changes in the our contractual acquisition earn-outs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2014	$369
Fair value adjustment recognized in earnings	(101)
Settlements	(268)
Balance at March 31, 2014	$—

Long-term debt, excluding leases, consists of borrowings under Senior Credit Facilities, 4.5% and 7.75% convertible senior notes, and promissory notes; see Note 11. The long-term debt, excluding leases, is reported at the borrowed amounts outstanding. At March 31, 2014, the estimated fair value of long-term debt, excluding leases, was $133,000 versus a carrying value of $134,981. At March 31, 2013, the estimated fair value of long-term debt, excluding leases, was $141,000 versus a carrying value of $146,935. The estimated fair value is based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible, and are classified as Level 2.

Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired using significant unobservable inputs and are classified as Level 3.

6. Segment Information

Our two reporting segments are the Government Segment and the Commercial Segment.

Government Segment: We provide professional services, including field support of deployable wireless systems and cybersecurity training, to the U.S. Department of Defense (“DoD”) and other government and foreign customers. We own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment), and design, furnish, install and operate wireless communication systems and components, including our SwiftLink® deployable communication systems, which integrate high-speed, satellite, and, Internet Protocol technology with secure, federal government-approved cryptologic devices.

Commercial Segment: We are one of two leading companies that enable 9-1-1 call routing via cellular, Voice over Internet Protocol (“VoIP”), and next generation technology. Other TCS hosted and managed services include cellular carrier infrastructure for text messaging and location-based platforms and applications, including turn-by-turn navigation and Enhanced 9-1-1 (“E9-1-1”) call routing. Commercial Segment customers include wireless carrier network operators, VoIP service providers, wireless device manufacturers, automotive industry suppliers, and state and local governments.

Management evaluates segment performance based on gross profit, and all revenues reported below are from external customers. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.

The following tables set forth the results of our reportable segments and a reconciliation of segment gross profit to net loss:

	Three Months Ended March 31,
	2014			2013
	Gvmt	Comm.	Total	Gvmt	Comm.	Total
Revenue
Services	$27,628	$34,641	$62,269	$36,095	$37,423	$73,518
Systems	17,433	5,388	22,821	16,744	4,532	21,276
Total revenue	45,061	40,029	85,090	52,839	41,955	94,794
Direct costs of revenue
Direct cost of services	19,671	13,744	33,415	25,415	16,386	41,801
Direct cost of systems	14,221	2,655	16,876	13,925	3,587	17,512
Total direct cost of revenue	33,892	16,399	50,291	39,340	19,973	59,313
Gross profit
Services gross profit	7,957	20,897	28,854	10,680	21,037	31,717
Systems gross profit	3,212	2,733	5,945	2,819	945	3,764
Total gross profit	$11,169	$23,630	$34,799	$13,499	$21,982	$35,481

	Three Months Ended
	March 31,
	2014	2013
Total segment gross profit	$34,799	$35,481
Research and development expense	(10,363)	(8,526)
Sales and marketing expense	(6,931)	(8,049)
General and administrative expense	(11,647)	(13,648)
Depreciation and amortization of property and equipment	(3,403)	(3,508)
Amortization of acquired intangible assets	(949)	(1,142)
Interest expense	(2,204)	(1,844)
Amortization of deferred finance fees	(168)	(297)
Other income (expense), net	137	(95)
Loss before income taxes	(729)	(1,628)
Benefit for income taxes	252	799
Net loss	$(477)	$(829)

7. Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2014	2013
Component parts	$7,437	$7,710
Finished goods	1,748	2,180
Total inventory	$9,185	$9,890

8. Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development costs consisted of the following:

	March 31, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Acquired intangible assets and software development costs:
Acquired intangible assets, including customer lists and other	$31,176	$11,122	$20,054	$31,176	$10,173	$21,003
Software development costs	6,478	2,089	4,389	5,969	1,791	4,178
Total acquired intangible assets and software development costs	$37,654	$13,211	$24,443	$37,145	$11,964	$25,181

Estimated future amortization expense:

Year ending December 31, 2014	$3,516
Year ending December 31, 2015	4,802
Year ending December 31, 2016	4,607
Year ending December 31, 2017	3,825
Year ending December 31, 2018	2,952
Thereafter	4,741
Total estimated future amortization expense	$24,443

Software development costs:

For the three months ended March 31, 2014 and 2013, we capitalized $509 and $906, respectively, of software development costs for location-based software products after the point of technological feasibility had been reached but before the software was available for general release. Accordingly, these costs have been capitalized and are being amortized over their estimated useful lives beginning when the products are available for general release. We routinely update our estimates of the recoverability of the software products that have been capitalized. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.

Goodwill:

The carrying amount of goodwill is as follows:

	Commercial	Government
	Segment	Segment	Total
Balance as of March 31, 2014 and December 31, 2013	$49,945	$54,296	$104,241

9. Concentrations of Credit Risk and Major Customers

The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our total revenue or receivables (billed and unbilled) are summarized in the following tables:

Percentage of total revenue for the three months ended March 31:
Customer	Segment	2014	2013
U.S. Government agencies and departments	Government	22%	38%
Customer A	Commercial	15%	14%
Customer B	Commercial	10%	<10%

Percentage of receivables (billed and unbilled) as of March 31:

Customer	Segment	2014	2013
U.S. Government	Government	26%	34%
Customer A	Commercial	11%	16%
Customer B	Commercial	14%	10%

10. Line of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. On June 25, 2013, we closed on a new Senior Secured Credit Facility (the “Senior Credit Facility” or “Credit Agreement”), with the Silicon Valley Bank and a syndicate of lenders. The Senior Credit Facility includes a new revolving loan facility (“Revolving Loan Facility”) replacing the line under the July 2012, Fourth Amendment to our previous Loan and Security Agreement (“Line of Credit”).

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

As of March 31, 2014 and December 31, 2013, there were no borrowings under our Revolving Loan Facility, and we had $30,000 of unused borrowing availability.

11. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2014	2013
Senior credit facility	$65,669	$66,084
7.75% Convertible notes due 2018	50,000	50,000
4.5% Convertible notes due 2014	14,562	14,562
Promissory notes payable to microDATA sellers	4,750	4,809
Total long-term debt	134,981	135,455

Less: current portion	(25,665)	(25,089)
Non-current portion of long-term debt	$109,316	$110,366

Aggregate maturities of long-term debt at March 31, 2014 are as follows:

2014	$24,834
2015	3,325
2016	3,741
2017	6,153
2018	96,928
Total long-term debt	$134,981

Senior credit facilities

Our June 25, 2013, Senior Credit Facilities (the “Senior Credit Facilities” or “Credit Agreement”) include (i) a $56,500 term loan A facility (“Term Loan A Facility”), (ii) a $43,500 delayed draw term loan facility (“Delayed Draw Term Loan Facility”), and (iii) a $30,000 revolving loan facility (“Revolving Loan Facility”). The Senior Credit Facilities also include a $25,000 incremental loan arrangement subject to the Company’s future needs and bank approval, although no assurances can be given that this incremental loan amount will be available to us when and if needed.

We borrowed $56,500 under the Term Loan A Facility at closing for (i) repayment of the remaining balance under our 2012 Term Loan, (ii) approximately $16,000 for working capital and general corporate purposes, and (iii) fees and expenses associated with the new facility. On September 30, 2013, we borrowed $10,000 under the Delayed Draw Term Loan Facility and used the proceeds towards the retirement of the 4.5% Convertible Senior Notes, discussed below. Additional liquidity is available through the undrawn $30,000 Revolving Loan Facility, to be used for general corporate purposes, replacing the previous line of credit which has been paid off, see Line of Credit Note 10.

Borrowings under the Term Loan A Facility, the Revolving Loan Facility or the Delayed Draw Term Loan Facility may be at rates based on the Eurodollar/LIBOR (beginning at L +3.75%) or ABR (beginning at ABR + 2.75%), which may be adjusted as provided in the Credit Agreement.

The Term Loan A Facility, the Delayed Draw Term Loan Facility, and the Revolving Loan Facility have a maturity date of March 31, 2018, unless extended as provided in the Credit Agreement. Beginning October 1, 2013, the Term Loan A Facility and the Delayed Term Loan are payable in consecutive quarterly installments of $416 on the first day of each fiscal quarter, increasing to $831 in the quarter ending December 31, 2014, to $1,247 in the quarter ending December 31, 2016, and to $2,413 in the quarter ending December 31, 2017, with the remaining principal due at maturity. Additional Delayed Draw Term Loan Facility borrowings would be repaid in consecutive quarterly installment payments in the same proportion as the installment payments for the Term Loan A and existing Delayed Draw Term Loan borrowings, with the remaining principal due at maturity.

The Senior Credit Facilities are secured by substantially all of the Company’s tangible and intangible assets, including intellectual property. The Credit Agreement contains customary representations and warranties of the Company and customary covenants and events of default. Availability under the Revolving Loan Facility and the Delayed Draw Term Loan Facility is subject to certain conditions, including the continued accuracy of the Company’s representations and warranties and compliance with covenants. Under the Credit Agreement, as amended on February 28, 2014, $14,562 of the Delayed Draw Term Loan Facility is available until November 2014 to refinance the 4.5% Convertible Senior Notes, and the remaining $18,938 of Delayed Draw Term Loan Facility is available to us from March 31, 2015 until April 30, 2015 subject to our meeting certain financial covenants. Any amount of the Delayed Draw Term Loan Facility not drawn on April 30, 2015 will expire unused. The Credit Agreement provides that the banks hold at least $35,000 of the Company’s cash and marketable securities until our leverage ratio is below a specified level. No changes were made to the pricing of any of the loans or the amount we may borrow under the $30,000 Revolving Loan Facility. The Senior Credit Facilities are also subject to possible mandatory repayments from excess cash flow and other sources, such as net cash proceeds of debt or equity issuances, asset sales, casualty insurance claims and other recovery events, as described in the Credit Agreement. At March 31, 2014, a mandatory repayment of $3,859 from excess cash flow and other sources became due and was paid on April 1, 2014. During the continuance of an event of default, at the request of the required lenders, all outstanding loans shall bear interest at a rate per annum equal to the rate that would otherwise be applicable thereto plus 2%, and shall be payable from time to time on demand.

7.75% Convertible notes

On May 8, 2013, we completed privately-negotiated exchange agreements with noteholders under which we retired $50,000 of our outstanding 4.5% Convertible Senior Notes due 2014 issued in 2009 (the “2014 Notes”) in exchange for $50,000 of new 7.75% Convertible Senior Notes due 2018 (the “2018 Notes”).

The 2018 Notes were issued pursuant to an indenture, dated as of May 8, 2013 (the “Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). We offered the 2018 Notes to certain holders of the 2014 Notes in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The 2018 Notes bear interest at 7.75% per year, payable semiannually in arrears in cash on June 30 and December 30 of each year, beginning on December 30, 2013. The 2018 Notes are senior unsecured obligations and rank equally with all of its present and future senior unsecured debt and senior to any future subordinated debts, and they will be effectively subordinate to all of TCS’s present and future secured debt to the extent of the collateral securing that debt.

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

The Indenture contains customary terms and covenants, including that upon certain events of default, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2018 Notes then outstanding may declare the entire principal amount of all the 2018 Notes plus accrued interest, if any, to be immediately due and payable.

4.5% Convertible notes

In 2009, we sold $103,500 aggregate principal amount of 4.5% Convertible Senior Notes due 2014. We have since repurchased $38,938 and exchanged $50,000 of the outstanding 2014 Notes, plus accrued and unpaid interest. Interest on the 2014 Notes is payable semiannually on November 1 and May 1 of each year, beginning May 1, 2010. The 2014 Notes will mature and convert on November 1, 2014, unless previously converted in accordance with their terms. The 2014 Notes are TCS’s senior unsecured obligations and rank equally with all of its present and future senior unsecured debt and senior to any future subordinated debts, and  are effectively subordinate to all of TCS’s present and future secured debt to the extent of the collateral securing that debt. The 2014 Notes are not registered and were offered under Rule 144A of the Securities Act of 1933. Holders may convert the 2014 Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate is 96.637 shares of Class A common stock per $1 (one thousand) principal amount of 2014 Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock.

Concurrent with the issuance of the 2014 Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that would reduce the potential dilution associated with the conversion of the remaining 2014 Notes. As a result of the repurchase and exchange of $88,938 of the outstanding 2014 Notes, the convertible note hedge was adjusted to reflect the reduced number of outstanding 2014 Notes. The warrants were not affected by the retirement of the 2014 Notes. The effect of the convertible note hedge and warrant transactions is an increase in the effective conversion premium of the 2014 Notes to $12.74 per share. The convertible note hedge and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, which are not part of the terms of the 2014 Notes and will not affect the holders’ rights under the 2014 Notes. The cost of the convertible note hedge transactions to the Company was approximately $23,800, and was accounted for as an equity transaction in accordance with ASC 815-40, Contracts in Entity’s own Equity. The Company received proceeds of approximately $13,000 related to the sale of the warrants, which has also been classified as equity as the warrants meet the classification criteria under ASC 815-40-25, in which the warrants and the convertible note hedge transactions require settlements in shares and provide the Company with the choice of a net cash or common shares settlement. As the convertible note hedge and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid-in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.

Promissory notes payable to microDATA sellers

On July 6, 2012, we issued $14,250 in promissory notes as part of the consideration paid for our acquisition of microDATA bearing simple interest at 6%. The promissory notes are due in two installments: $7,500 plus interest was paid June 30, 2013 and $6,750 is due June 30, 2014, less post-closing indemnification adjustments of the maximum amount of $2,000 as of March 31, 2014. The promissory notes are effectively subordinated to TCS’s structured debt.

12. Capital Leases

We lease certain equipment under capital leases. Capital leases are collateralized by the leased assets. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at March 31, 2014:

2014	$3,929
2015	3,953
2016	2,414
2017	1,301
2018	44
Total minimum lease payments	11,641
Less: amounts representing interest	(733)
Present value of net minimum lease payments (including current portion of $4,631)	$10,908

13. Income Taxes

We reported income tax benefits of $252 and $799 for the three months ended March 31, 2014 and 2013, respectively. The effective tax rate was 35% for the three months ended March 31, 2014.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

14. Commitments and Contingencies

Some customers seek indemnification under their contractual arrangements with the Company for costs associated with defending lawsuits alleging infringement of certain patents through the use of our products and services, and the use of our products and services in combination with products and services of other vendors. In some cases we have agreed to assume the defense of the case. In others, the Company will continue to negotiate with these customers in good faith because the Company believes its technology does not infringe the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. The Company cannot currently predict the outcome of these matters and the resolutions could have a material effect on our consolidated results of operations, financial position, or cash flows. Due to the inherent difficulty of predicting the outcome of litigation and other legal proceedings and uncertainties regarding the Company’s existing litigation and other legal proceedings, the Company is unable to estimate the amount or range of reasonably possible loss in excess of amounts reserved. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company’s consolidated financial statements in a future fiscal period.

The application and interpretation of applicable state and local sales and other tax laws to certain of our service and system offerings in certain jurisdictions is uncertain. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that the liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted if necessary. At March 31, 2014, the Company is subject to an ongoing state and local tax audit by the Washington State Department of Revenue. As this and other tax audits progress in the normal course of business, the Company will review and adjust a provision for loss as appropriate.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe,” “intend,” “expect,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that indemnification claims should not have a material effect on our results of operations; (b) regarding our expectations with regard to our Senior credit facility, notes and notes hedge transactions; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months; (d) relating to our backlog; (e) that we believe that capitalized software development costs will be recoverable from future gross profits; (f) regarding our expectations with regard to income tax assumptions and future stock-based compensation expenses; (g) regarding our assumptions related to goodwill; (h) that a significant underperformance relative to historical or projected future operating results, significant change in the manner of our use of acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired; (i) relating to our research and development spending; and (j) regarding our reliance on funding by the U.S. government and any decrease in expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending could have a material adverse effect on our operating results, financial condition, and/or cash flows.

These forward-looking statements relate to our plans, objectives and expectations for future operations. We base these statements on our beliefs as well as assumptions made using information currently available to us. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Revenues, results of operations, and other matters are difficult to forecast and our actual financial results realized could differ materially from the statements made herein as a result of the risks and uncertainties described in our filings with the Securities and Exchange Commission. These include without limitation risks and uncertainties relating to our financial results and our ability to (i) continue to rely on our customers and other third parties to provide additional products and services that create a demand for our products and services, (ii) conduct our business in foreign countries, (iii) adapt and integrate new technologies into our products, (iv) develop software without any errors or defects, (v) protect our intellectual property rights, (vi) implement our business strategy, (vii) realize backlog, (viii) compete with small business competitors, (ix) effectively manage our counterparty risks, (x) achieve continued revenue growth in the foreseeable future in certain of our business lines, (xi) have sufficient capital resources to fund the Company’s operations, and (xii) successfully integrate the assets and personnel obtained in our acquisitions. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements.

The information in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles for interim financial information.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified our most critical accounting policies and estimates to be those related to:

-	Revenue recognition,
-	Business combinations,
-	Acquired intangible assets,
-	Goodwill,
-	Software development costs,
-	Marketable securities,
-	Stock compensation expense,
-	Income taxes, and
-	Legal and other contingencies.

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our 2013 Form 10-K.

Overview

We report operating results in two business segments:

(i)

The Government Segment provides professional services including field support of deployable wireless systems and cybersecurity training to the U.S. DoD and other government and foreign customers. We own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment), and design, furnish, install, and operate wireless communication systems and components, including our SwiftLink® deployable communication systems, which integrate high-speed, satellite, and Internet Protocol technology with secure, federal government-approved cryptologic devices.

(ii)

The Commercial Segment: We are one of two leading companies that enable 9-1-1 call delivery via cellular, VoIP, and next generation technology. Other TCS hosted and managed services include cellular carrier infrastructure for text messaging and location-based platforms and applications, including turn-by-turn navigation and E9-1-1 call routing. Commercial Segment customers include wireless network operators, VoIP service providers, wireless device manufacturers, automotive industry suppliers, and state and local governments.

This Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations. It should be read together with Item 1A Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K as well as the unaudited interim consolidated financial statements and the notes thereto located elsewhere in this Form 10-Q.

Indicators of Our Financial and Operating Performance

Our management monitors and analyzes a number of performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

—

Revenue. We derive revenue from the sales of services and systems, including recurring monthly service and subscriber fees, maintenance fees, software licenses and related service fees for the design, development, and deployment of software for information processing, communication systems and components.

—

Gross profit (revenue minus direct cost of revenue, including certain non-cash expenses). Our cost of revenue is comprised of compensation and benefits, third-party hardware and software, network operation center and co-location facility operating expenses, amortization of capitalized software development costs, stock-based compensation, and overhead expenses. The costs of hardware and third-party software are primarily associated with the delivery of systems, and fluctuate from period to period as a result of the relative volume, mix of projects, level of service support required, and complexity of customized products and services delivered. Amortization of capitalized software development costs, including acquired technology, is associated with the recognition of revenue from our Commercial Segment.

—

Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, commissions, facility costs, marketing and sales-related expenses, and travel costs as well as non-cash expenses such as stock-based compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

—

Liquidity and cash flows. Our cash flows are mainly driven by our results of operations. Other sources of our liquidity are our capacity to borrow through our bank credit and term loan facility and other markets; lease financing for the purchase of equipment; and access to the public equity market.

—	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenue outstanding as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue by Segment

Government Segment

	Three Months
	Ended March 31,		2014 vs. 2013
($ in millions)	2014	2013	$		%
Services revenue	$27.6	$36.1		$(8.5)	(24%)
Systems revenue	17.5	16.7		0.8	5%
Total Government Segment revenue	45.1	52.8		(7.7)	(15%)

Direct cost of services	19.7	25.4		(5.7)	(22%)
Direct cost of systems	14.2	13.9		0.3	2%
Total Government Segment cost of revenue	33.9	39.3		(5.4)	(14%)

Services gross profit	7.9	10.7		(2.8)	(26%)
Systems gross profit	3.3	2.8		0.5	18%
Total Government Segment gross profit[1]	$11.2	$13.5		$(2.3)	(17%)
Segment gross profit as a percentage of revenue	25%	26%
[1]	See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

The primary Government Segment customers are U.S. government agencies including the DoD and Department of Homeland Security, domestic and foreign space programs, and the contractors that supply products and services to these government customers. TCS is a prime contractor on several multi-year, multi-billion dollar contracts, some of which are indefinite delivery, indefinite quantity, or IDIQ, contracts, through which this segment generates much of its revenue. A decrease in expenditures, the elimination or curtailment of a material program in which we are involved, the expiration of a contracting vehicle (like the World-Wide Satellite Systems contract vehicle), or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows.

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue is generated from professional communications engineering and field support, cyber security training, program management, help desk outsource, and network design, deployment and management for government agencies, and operation of teleport (fixed satellite ground terminal) facilities for data connectivity via satellite, including resale of satellite airtime. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods. Government services revenue was $8.5 million, or 24% lower for the three months ended March 31, 2014, than the same period in 2013, as a result of about 40% lower professional services volume resulting from the draw-down of Afghanistan field support personnel, partly offset by offset by a 3% increase in cyber security services.

Direct cost of government services revenue consists of compensation, benefits, and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs were lower in the three months ended March 31, 2014 compared to the same period in 2013 as a result of the decreased volume of services.

Our gross profit from government services decreased $2.8 million, or 26% in the three months ended March 31, 2014, compared to the same period in 2013 due mainly to lower volume and margins in field support work.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from the sale of secure wireless communication systems, primarily deployable satellite-based and line-of-sight deployable systems, and the integration of these systems into customer networks. These are largely variations on lightweight, secure, deployable communication kits, sold mainly to units of the U.S. DoD and other federal agencies. Our government systems revenue also includes electronic components sold mainly to domestic and foreign space programs. Government systems revenue increased $0.8 million, or 5%, in the three months ended March 31, 2014, compared to the same period in 2013 due to about 50% higher revenue from electronic components, partly offset by a 14% decrease in sales of our deployable communication systems.

The cost of our government systems revenue consists of purchased components, compensation and benefits, the costs of third-party contractors, facilities cost, and travel. These costs have varied over the periods as a direct result of changes in volume. Most equipment and third-party costs are variable for our different products, so that margins fluctuate between periods based on pricing and product mix.

Our government systems gross profit increased $0.5 million, or 18% in the first quarter of 2014, compared to the same period in 2013 due to the higher components volume. Government systems gross profit as a percentage of revenue was 19% and 17% for the 2014 and 2013 quarters, respectively.

Commercial Segment

	Three Months
	Ended March 31,		2014 vs. 2013
($ in millions)	2014	2013	$		%
Services revenue	$34.6	$37.4		$(2.8)	(7%)
Systems revenue	5.4	4.6		0.8	17%
Total Commercial Segment revenue	40.0	42.0		(2.0)	(5%)

Direct cost of services	13.7	16.4		(2.7)	(16%)
Direct cost of systems	2.7	3.6		(0.9)	(25%)
Total Commercial Segment cost of revenue	16.4	20.0		(3.6)	(18%)

Services gross profit	20.9	21.0		(0.1)	NM
Systems gross profit	2.7	1.0		1.7	170%
Total Commercial Segment gross profit[1]	$23.6	$22.0		$1.6	7%
Segment gross profit as a percentage of revenue	59%	52%

[1]	See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements.

NM = Not Meaningful

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Our commercial services revenue is generated from hosting and maintaining software and networks for 9-1-1 service for public safety wireless and VoIP service providers, and operators of next generation 9-1-1 (“NG9-1-1”) infrastructure (mainly state and local governments), as well as applications and infrastructure software for Location-Based Services (“LBS”), including turn-by-turn navigation and locator applications, and maintenance of text messaging platform software. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Hosted LBS service and E9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Safety Answering Points (“PSAPs”), or the number of customer subscribers or sessions using our technology. Subscriber service revenue is generated by client software applications for wireless subscribers, generally on a per-subscriber per-month basis. We also earn services revenue through nonrecurring engineering (“NRE”) custom software development contracts. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Services also include custom software development, implementation, and related service projects under time and materials or fixed-fee contracts, which are reported using percentage-of-completion accounting.

Commercial services revenue was $34.6 million which was $2.8 million, or 7%, lower in first quarter of 2014 than in the first quarter of 2013, reflecting about 35% lower application services revenue and non-recurring navigation project work in 2014, partially offset by 6% growth in 9-1-1 related services.

The direct cost of our commercial services revenue consists primarily of compensation and benefits, licensed location-based application content, network access, data feed and circuit costs for network operation centers and co-location facilities, and equipment and software maintenance. There was no amortization of acquired and capitalized software development costs for the first three months of 2014 as a result of the write-down of amortizable intangible assets in 2013. For the three months ended March 31, 2013, the direct cost of services also included amortization of acquired and capitalized software development costs of $0.6 million. For the three months ended March 31, 2014, the direct cost of services revenue decreased $2.7 million, or 16%, from the same period in 2013 due mainly to lower contractor labor and other direct costs as part of cost containment actions taken in 2013.

Commercial services gross profit for the three months ended March 31, 2014 decreased $0.1 million from the same period in 2013 due mainly to the different mix of revenue.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

We sell communications systems to wireless carriers and state and local governments incorporating our licensed software for enablement of 9-1-1 call routing and computer-aided responder dispatch, including NG9-1-1 technology and location-based wireless services and text messaging. Revenue from our larger deployments of NG9-1-1 technology, incorporating our software and third party components, are long term contracts reported using percentage of completion accounting. We recognize revenue from the sale of patents and licensing of our intellectual property including payments for past patent infringement liabilities, upfront and non-refundable license fees, and royalty fees. Licensing fees for our carrier software are generally a function of its volume of usage in our customers’ networks during the relevant period. In all cases, revenue from the licensing of our intellectual property is recognized when all four of the revenue recognition criteria are met.

Commercial systems revenue for the three months ended March 31, 2014 was $5.4 million, up $0.8 million, or 17%, compared to the same period in 2013 as a result of about $2 million higher NG9-1-1 systems deployment and location platforms revenue, partly offset by lower revenue from intellectual property monetization.

The direct cost of commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, consulting fees, as well as the amortization of acquired and capitalized software development. The direct cost of systems revenue for the three months ended March 31, 2014 decreased $0.9 million, or 25% from the same period in 2013, reflecting a decrease in labor and direct costs for custom messaging and location-based system development projects. Direct costs of systems revenue included $0.3 million and $1.1 million, respectively, of amortization of software development costs in the 2014 and 2013 quarters, respectively, as the write-down of intangible assets in 2013 lowered the unamortized base.

Commercial systems gross profit for the 2014 first quarter was up $1.7 million compared to the first quarter of 2013, reflecting higher revenue from deployment of NG9-1-1 and platform systems. As a percentage of revenue, gross profit was higher in 2014 due to the impact of non-variable costs on the larger revenue base.

Revenue Backlog

As of March 31, 2014 and 2013, we had unfilled orders or backlog as follows:

	Three Months
	Ended March 31,		2014 vs. 2013
($ in millions)	2014	2013	$		%
Funded backlog:
Commercial Segment	$243.2	$225.7		$17.5	8%
Government Segment	48.0	83.4		(35.4)	(42%)
Total funded contract backlog	$291.2	$309.1		$(17.9)	(6%)
Total backlog:
Commercial Segment	$243.2	$225.7		$17.5	8%
Government Segment	88.3	841.5		(753.2)	(90%)
Total backlog of orders and commitments, including customer options	$331.5	$1,067.2		$(735.7)	(69%)

Expected to be realized within next 12 months	$165.6	$195.2		$(29.6)	(15%)

Funded contract backlog represents contracts for which fiscal year funding has been appropriated by our customers (mainly federal agencies) and for hosted services (mainly for wireless carriers). Backlog is computed by multiplying the most recent month’s contract or subscription revenue by the months remaining under the existing long-term agreements, which is considered to be the best available information for anticipating revenue under those agreements.

Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved, and could expire unused. Our total backlog declined in the quarter as $680 million of unfunded orders under the World-Wide Satellite Systems contract vehicle expired unused.

Our backlog at any given time may be affected by a number of factors, including the availability of funding, contracts being renewed, or new contracts being signed before existing contracts are completed. The timing and amounts of government contract funding may be adversely affected by federal budget policy decisions, like handling of sequestration and continuing resolutions, and can lead to delays in procurement of our products and services due to lack of funding. Some of our backlog could be canceled for causes such as late delivery, poor performance, and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months
	Ended March 31,		2014 vs. 2013
($ in millions)	2014	2013	$	%
Research and development expense	$ 10.4	$ 8.5	$ 1.9	22%
% of total revenue	12%	9%

Our research and development (“R&D”) expense consists of compensation, benefits, and a proportionate share of facilities and corporate overhead, as well as costs associated with using third-party laboratory and testing resources. We expense such costs as they are incurred until technological feasibility has been reached and we believe that capitalized costs will be recoverable, upon which we capitalize and amortize them over the product’s expected life. Technological feasibility is established for our software when a detailed program design is completed. We incur R&D costs to enhance existing software products as well as to create new products, including software hosted in network operation centers.

We develop software mainly used by commercial and government network operators, as well as for device manufacturers. In 2013 and 2014 to date, our R&D efforts were focused on 9-1-1 software and updates to location-based products, including our toolkits and application program interfaces for markets beyond network operators. We also invested in updating and expanding our secure wireless communication technology products for government customers and applications for network operators, telematics supply chain, network security. We continue to obtain patents for some of our developers’ innovations. We continually assess our spending on R&D to ensure our resources are focused on technology that is expected to achieve the highest level of success.

In addition to company deliverables, our R&D expenditures and acquisitions have yielded a portfolio of 355 patents as of March 31, 2014, and more than 300 patent applications pending, primarily for wireless location-based technology. We are executing a program of monetizing this portfolio through patent and license sales and other arrangements with partners and licensees.

Research and development expenses increased $1.9 million for the three months ended March 31, 2014.  Overall development spending was lower than a year ago; in the first quarter of 2014 less of the development work was subject to capitalization than in the first quarter of last year.

Sales and marketing expense:

	Three Months
	Ended March 31,		2014 vs. 2013
($ in millions)	2014	2013	$	%
Sales and marketing expense	$ 6.9	$ 8.1	$ (1.2)	(15%)
% of total revenue	8%	9%

Our sales and marketing expenses include fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs, as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and industry conferences. We sell our solutions through our direct sales force and we leverage relationships with original equipment manufacturers and large network operators as channels for our technology. We sell our products and services to agencies and departments of the U.S. government primarily through direct sales professionals, and to foreign customers through agency and subcontractor arrangements.

Sales and marketing expenses were $1.2 million lower in the first quarter of 2014 than in the first quarter of 2013 due to decreases in personnel and travel expenses.

General and administrative expense:

	Three Months
	Ended March 31,		2014 vs. 2013
($ in millions)	2014	2013	$	%
General and administrative expense	$ 11.6	$ 13.7	$ (2.1)	(15%)
% of total revenue	14%	14%

General and administrative (“G&A”) expense primarily represents management, finance, legal (including intellectual property management), human resources, and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities, and other facilities costs which are expensed as incurred.

The $2.1 million decrease in G&A expense for the three months ended March 31, 2014, versus the comparable period in 2013 is due mainly to personnel cost reductions in the second half of 2013 and efficiency improvements.

Depreciation and amortization of property and equipment:

	Three Months
	Ended March 31,		2014 vs. 2013
($ in millions)	2014	2013	$	%
Depreciation and amortization of property and equipment	$ 3.4	$ 3.5	$ (0.1)	(3%)
Average gross cost of property and equipment during the period	$ 112.1	$ 122.5

Depreciation and amortization of property and equipment represents the period costs associated with our investment in information technology and telecommunications equipment, software, furniture and fixtures, and leasehold improvements, as well as amortization of capitalized software developed for internal use, including hosted applications. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets, generally five years for furniture, fixtures, and leasehold improvements, and three to seven years for other types of assets including, computers, software, and telephone equipment.

Depreciation expense decreased year-over-year due to the effect of our 2013 impairment charges on the remaining depreciable base, partly offset by the additional depreciation on additions to property and equipment since the first quarter of 2014.

Amortization of acquired intangible assets:

	Three Months
	Ended March 31,		2014 vs. 2013
($ in millions)	2014	2013	$	%
Amortization of acquired intangible assets	$ 1.0	$ 1.1	$ (0.1)	(9%)

Acquired intangible assets are being amortized over their estimated useful lives of four to nineteen years. First quarter 2014 amortization of acquired intangible assets was lower than in the first quarter of 2013 because the lower accounting basis for amortization after the 2013 write-down.

Interest expense:

	Three Months
	Ended March 31,		2014 vs. 2013
($ in millions)	2014	2013	$		%
Interest expense on bank and other notes payable	$0.9	$0.6		$0.3	50%
Interest expense on convertible note financing	1.1	1.1		—	—
Interest expense on capital lease obligations	0.2	0.2		—	—
Amortization of deferred financing fees	0.2	0.3		(0.1)	(33%)
Total interest and financing expense	$2.4	$2.2		$0.2	9%

Interest expense is incurred under bank and other notes payable, convertible note financing, and capital lease obligations. Financing expense amortization results from deferral of costs incurred at the time of contracting for financing facilities, which are then amortized over the terms of the facilities.

Interest and financing expenses were higher in the 2014 first quarter compared to 2013 due to a higher interest rate on the $50 million of our convertible notes due in 2018 which were exchanged for notes coming due in 2014, offsetting the impact of about $12 million less total debt outstanding at March 31, 2014 than at March 31, 2013. Further financing details are in the Liquidity and Capital Resources section below.

Other income (expenses), net:

Other income (expenses), net, includes interest income earned and realized gains on investment accounts and foreign currency transaction gain or loss, which is dependent on fluctuation in exchange rates. Other income (expenses), net also includes the effects of foreign currency revaluation on our cash, receivables, and deferred revenues that are stated in currencies other than U.S dollars, and adjustments to any estimated payments under earn-out arrangements that were part of the consideration for our acquisitions.

Income taxes:

As of March 31, 2014, the Company continued to provide a full valuation allowance for deferred tax assets based on management’s evaluation that the Company’s ability to realize such assets did not meet the criteria of “more likely than not.” The Company continuously evaluates facts representing positive and negative evidence in the determination of its ability to realize the deferred tax assets reported in footnotes to the financial statements. In the first quarter of 2014, we recorded a tax benefit of $0.3 million, representing adjustments to estimated refunds receivable.

Net loss:

	Three Months
	Ended March 31,		2014 vs. 2013
($ in millions)	2014	2013	$	%
Net loss	$ (0.5)	$ (0.8)	$ 0.3	38%

The first quarter 2014 net loss was lower than in 2013 due to the factors discussed above.

Liquidity and Capital Resources

	Three Months Ended
	March 31,		2014 vs. 2013
($ in millions)	2014	2013	$		%
Net cash and cash equivalents provided by/(used in):
Operating activities:
Net loss	$(0.5)	$(0.8)		$0.3	38%
Non-cash charges	7.8	10.5		(2.7)	(26%)
Deferred income tax provision	—	(0.8)		0.8	100%
Net changes in working capital, including changes in other assets	0.4	10.4		(10.0)	(96%)
Net operating activities	7.7	19.3		(11.6)	(60%)
Investing activities:
Proceeds (purchases) of marketable securities, net	(0.3)	1.1		(1.4)	(127%)
Purchases of property and equipment	(1.3)	(2.5)		1.2	48%
Capital purchases funded through leases	0.3	0.6		(0.3)	(50%)
Purchases of property and equipment, net of assets funded through leases	(1.0)	(1.9)		0.9	47%
Capitalized software development costs	(0.5)	(0.9)		0.4	44%
Net investing activities	(1.8)	(1.7)		(0.1)	(6%)
Financing activities:
Payments on long-term debt and capital leases	(1.9)	(9.9)		8.0	81%
Earn-out payment	(0.3)	—		(0.3)	NM
Other financing activities	(0.5)	(0.4)		(0.1)	(25%)
Net financing activities	(2.7)	(10.3)		7.6	74%
Net change in cash and cash equivalents	$3.2	$7.3		$(4.1)	(56%)
Days revenue outstanding in accounts receivable, including unbilled receivables	65	79

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, debt and capital leases, and issuance of public equity.

Sources and uses of cash: At March 31, 2014, our cash and marketable securities balance was $65.3 million, up from $57.5 million in the same quarter last year and up from $61.9 million at the beginning of the quarter. At March 31, 2014, our liquidity also included $30 million of unused borrowing availability under our bank line of credit, $14.6 million of undrawn bank delayed draw term loan capacity under our June 2013 Senior Debt facility for retirement of the remaining notes due in 2014, and up to an additional $18.9 million available on March 31, 2015 for further borrowings for general corporate purposes if certain covenant requirements are met. Cash from operating profits during the first three months of 2014 has been sheltered from income taxes due to the use of loss carryforwards generated in prior years.

Operations: Cash generated by operating activities was $7.7 million for the first quarter of 2014 compared to $19.3 million for the first 2013 quarter. The first quarter $0.4 million decrease in working capital was negligible while in 2013 there was a significant decrease in receivables due mainly to collections from customers and lower revenue.

Investing activities: Fixed asset additions were approximately $1 million and $1.9 million for the three months ended March 31, 2014 and 2013, respectively. Also, investments were made in development of software for resale, which had reached the stage of development calling for capitalization, in the amounts of $0.5 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.

Financing activities: We made $1.9 million in payments toward the scheduled payments on bank and capital lease borrowings. We also made our scheduled $0.3 million payment due on our earn-out related to the 2012 acquisition of microDATA. Fixed assets acquired under capital leases during the three months ended March 31, 2014 and 2013, were valued at $0.3 million and $0.6 million, respectively.

Senior debt: The Company has borrowing capacity under our $130 million Senior Credit Facilities (the “Senior Credit Facilities” or “Credit Agreement”) in accordance with a June 25, 2013 agreement, as amended February 28, 2014. The Senior Credit Facilities include (i) a $56.5 million term loan A facility (“Term Loan A Facility”), (ii) a $43.5 million delayed draw term loan facility (“Delayed Draw Term Loan Facility”), and (iii) a $30 million revolving loan facility (“Revolving Loan Facility”).The Senior Credit Facilities also include a $25 million incremental loan arrangement subject to the Company’s future needs and bank approval, although no assurance can be given that this incremental loan amount will be available to us when and if needed. Until November 2014, $14.6 million of the Delayed Draw Term Loan Facility is available to refinance the 4.5% Convertible Senior Notes, and the remaining $18.9 million of Delayed Draw Term Loan Facility will be available to us from March 31, 2015 to April 30, 2015 subject to the Company meeting certain financial covenants. Any amount of the Delayed Draw Term Loan Facility not drawn on April 30, 2015 will expire unused. The banks will hold at least $35 million of the Company’s cash and marketable securities until our leverage ratio is below a specified level. No changes were made to the pricing of any of the loans or the amount we may borrow under the $30 million Revolving Loan Facility.

On June 25, 2013, we borrowed $56.5 million under the Term Loan A Facility. Proceeds were used for (i) repayment of the remaining balance under our 2012 Term Loan, (ii) approximately $16 million for working capital and general corporate purposes, and (iii) fees and expenses associated with the new facility. On September 30, 2013, we borrowed an additional $10 million under the Delayed Draw Term Loan Facility which was used toward the purchase of 4.5% convertible notes. Additional liquidity is available through the undrawn $30 million Revolving Loan Facility for working capital and other general corporate purposes, replacing the revolving line under the 2009 Loan and Security Agreement which has been paid off.

Borrowings under the Term Loan A Facility, the Revolving Loan Facility or the Delayed Draw Term Loan Facility may be at rates based on the Eurodollar/LIBOR (beginning at L +3.75%) or ABR (beginning at ABR + 2.75%), which may be adjusted as provided in the Credit Agreement. The Term Loan A Facility, the Delayed Draw Term Loan Facility, and the Revolving Loan Facility have a maturity date of March 31, 2018, unless extended as provided in the Credit Agreement. Beginning October 1, 2013, the Term Loan A Facility and the Delayed Term Loan Facility are to be paid in consecutive quarterly installments of $0.4 million on the first day of each fiscal quarter, increasing to $0.8 million in the quarter ending December 31, 2014, to $1.2 million in the quarter ending December 31, 2016, and to $2.4 million in the quarter ending December 31, 2017, with the remaining principal due at maturity. Additional Delayed Draw Term Loan Facility borrowings would be repaid on the same dates and in the same proportions as the Term Loan A Facility and the existing Delayed Draw Term Loan Facility borrowings, with the remaining principal due at maturity. The Senior Credit Facilities are also subject to possible mandatory repayments from excess cash flow and other sources, such as net cash proceeds of debt or equity issuances, asset sales, casualty insurance claims, and other recovery events as described in the Credit Agreement. At March 31, 2014, a mandatory repayment of $3.9 million from excess cash flow and other sources came due and was paid on April 1, 2014. During the continuance of an event of default, at the request of the required lenders, all outstanding loans shall bear interest at a rate per annum equal to the rate that would otherwise be applicable thereto plus 2%, and shall be payable from time to time on demand.

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

7.75% Convertible Notes: On May 8, 2013, we completed privately negotiated exchange agreements with noteholders and retired $50 million of our outstanding 4.5% Convertible Senior Notes due 2014 issued in 2009 (“2014 Notes”) in exchange for $50 million of new 7.75% Convertible Senior Notes due 2018 (“2018 Notes”). The 2018 Notes were issued pursuant to an indenture, dated as of May 8, 2013 (the “Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). We offered the 2018 Notes to certain holders of the 2014 Notes in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The 2018 Notes bear interest at a rate of 7.75% per year, payable semiannually in arrears in cash on June 30 and December 30 of each year, beginning on December 30, 2013. Holders may convert the 2018 Notes at their option prior to June 30, 2018. The 2018 Notes have the same conversion rate as the 2014 Notes, which are 96.637 shares of Class A common stock per one thousand dollars principal amount of 2018 Notes, equivalent to a conversion price of $10.348 per share of Class A common stock. Shares of the Company’s Class A common stock into which the 2018 Notes are convertible have been reserved for issuance by the Company. We may redeem some or all of the 2018 Notes at any time on or after June 30, 2014, at the redemption prices set forth in the Indenture plus accrued and unpaid interest to the redemption date. In addition, subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their 2018 Notes upon a “fundamental change” (as defined in the Indenture) at a price equal to the purchase prices set forth in the Indenture, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2018 Notes then outstanding may declare the entire principal amount of all the 2018 Notes plus accrued interest, if any, to be immediately due and payable.

4.5% Convertible Notes: In 2009, we sold $103.5 million aggregate principal amount of 4.5% Convertible Senior Notes due 2014. We have since retired $38.9 million and exchanged $50 million of the notes so that the remaining balance outstanding is $14.6 million at March 31, 2014. The 2014 Notes are not registered and were offered under Rule 144A of the Securities Act of 1933. Concurrent with the issuance of the 2014 Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that were intended to reduce the potential dilution associated with the conversion of the 2014 Notes. Holders may convert the 2014 Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate is initially 96.637 shares of Class A common stock per one thousand principal amount of 2014 Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions, described below, is an increase in the effective conversion premium of the 2014 Notes to $12.74 per share.

The convertible note hedge and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, which are not part of the terms of the 2014 Notes and will not affect the holders’ rights under the 2014 Notes. The cost of the convertible note hedge transactions to the Company was approximately $23.8 million, and has been accounted for as an equity transaction in accordance with ASC 815-40, Contracts in Entity’s own Equity. The Company received proceeds of approximately $13 million related to the sale of the warrants, which has also been classified as equity as the warrants meet the classification criteria under ASC 815-40-25, in which the warrants and the convertible note hedge transactions require settlements in shares and provide the Company with the choice of a net cash or common shares settlement. As the convertible note hedge and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid-in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. As a result of the repurchase and exchange of $84.7 million of the outstanding 2014 Notes, the convertible note hedge was adjusted to reflect the reduced amount of outstanding 2014 Notes. The convertible note hedge transactions’ originally covering 34.7 million shares was adjusted to cover proportionally fewer shares of Class A common stock. The warrants are not affected by the retirement of 2014 Notes.

Seller Notes: On July 6, 2012, we issued $14.3 million in promissory notes as part of the consideration paid for the acquisition of microDATA bearing simple interest at 6%. The promissory notes are due in two installments: $7.5 million plus interest due June 30, 2013, which was fully satisfied, and $6.8 million, less adjustments for post-closing indemnifications of the maximum of $2 million as of March 31, 2014, plus interest due June 30, 2014. The promissory notes are effectively subordinated to our structured debt and structurally subordinated to any of our present and future indebtedness and other obligations of our subsidiaries.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have a $30 million undrawn Revolving Loan Facility through March 2018, $14.6 million undrawn Delayed Draw Term Loan Facility available for retirement of the remaining notes due in November 2014, and up to an additional $18.9 million available on March 31, 2015 until April 30, 2015 for further borrowings if covenant requirements are met, as well as borrowing capacity under a capital lease facility. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities, or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Contractual Commitments

As of March 31, 2014, our most significant commitments are term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of March 31, 2014, our commitments consisted of the following:

	Within 12	1-3	3-5	More Than
($ in millions)	Months	Years	Years	5 Years	Total
7.75% Convertible notes obligation due 2018	$3.9	$11.6	$51.9	$—	$67.4
4.5% Convertible notes obligation due 2014	14.9	—	—	—	14.9
Senior credit facility[1]	9.0	12.3	54.5	—	75.8
Operating leases	6.4	13.9	0.7	0.1	21.1
Purchase obligations	9.4	2.8	—	—	12.2
Promissory notes payable to microDATA sellers	4.8	—	—	—	4.8
Capital lease obligations	5.0	6.6	—	—	11.6
Total contractual commitments	$53.4	$47.2	$107.1	$0.1	$207.8

1The cash payments due for Senior credit facility include estimated interest payments based on the LIBOR plus a fixed spread that were effective at the balance sheet date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have not been any material changes to our interest rate risk as described in Item 7A of our 2013 Annual Report on Form 10-K.

Foreign Currency Risk

For the three months ended March 31, 2014, we generated $10.3 million of revenue outside the U.S., mostly denominated in U.S. dollars. A change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of March 31, 2014, we had approximately $0.7 million of billed accounts receivable that are denominated in foreign currencies and would be exposed to foreign currency exchange risk. During the first three months of 2014, our average receivables subject to foreign currency exchange risk was $0.2 million. We had an average balance of $0.1 million of unbilled receivables and an average balance of $0.2 million of deferred revenue denominated in foreign currency during the first three months of 2014. We recorded immaterial transaction gains or losses on foreign currency denominated receivables and deferred revenue for the three months ended March 31, 2014.

There have not been any other material changes to our foreign currency risk as described in Item 7A of our 2013 Annual Report on Form 10-K.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2014.

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

Some customers seek indemnification under their contractual arrangements with the Company for costs associated with defending lawsuits alleging infringement of certain patents through the use of our products and services, and the use of our products and services in combination with products and services of other vendors. In some cases we have agreed to assume the defense of the case. In others, the Company will continue to negotiate with these customers in good faith because the Company believes its technology does not infringe the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. The Company cannot currently predict the outcome of these matters and the resolutions could have a material effect on our consolidated results of operations, financial position, or cash flows. Due to the inherent difficulty of predicting the outcome of litigation and other legal proceedings and uncertainties regarding the Company’s existing litigation and other legal proceedings, the Company is unable to estimate the amount or range of reasonably possible loss in excess of amounts reserved. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company’s consolidated financial statements in a future fiscal period.

The application and interpretation of applicable state and local sales and other tax laws to certain of our service and system offerings in certain jurisdictions is uncertain. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that the liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted if necessary. At March 31, 2014, the Company is subject to an ongoing state and local tax audit by the Washington State Department of Revenue. As this and other tax audits progress in the normal course of business, the Company will review and adjust a provision for loss as appropriate.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors

There have not been any material changes to the information previously disclosed in Item 1A. Risk Factors in our 2013 Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of May 2014.

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
Maurice B. Tosé May 2, 2014

/S/ THOMAS M. BRANDT, JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas M. Brandt, Jr. May 2, 2014