Form 10-Q
period 2014-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2014-07-31
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014

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

Shares outstanding
as of July 28,
Title of Each Class	2014
Class A Common Stock, par value $0.01 per share	54,551,786
Class B Common Stock, par value $0.01 per share	4,997,769
Total Common Stock Outstanding	59,549,555

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,703	$41,904
Marketable securities	37,791	20,004
Accounts receivable, net of allowance of $753 in 2014 and $388 in 2013	46,571	45,789
Unbilled receivables	19,849	16,009
Inventory	11,097	9,890
Deferred project costs and other current assets	17,007	15,286
Total current assets	158,018	148,882
Property and equipment, net of accumulated depreciation and amortization of $79,836 in 2014 and $73,068 in 2013	35,096	38,355
Software development costs, net of accumulated amortization of $2,387 in 2014 and $1,791 in 2013	4,583	4,178
Acquired intangible assets, net of accumulated amortization of $12,072 in 2014 and $10,173 in 2013	19,104	21,003
Goodwill	104,241	104,241
Other assets	4,644	4,796
Total assets	$325,686	$321,455
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$33,092	$24,372
Accrued payroll and related liabilities	15,396	14,378
Deferred revenue	24,010	24,809
Current portion of long-term debt and capital lease obligations	22,059	30,145
Total current liabilities	94,557	93,704
Notes payable and capital lease obligations, less current portion	114,125	117,384
Other liabilities	4,315	1,124
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares - 225,000,000; issued and outstanding shares of 54,526,705 in 2014 and 53,763,871 in 2013	546	538
Class B Common Stock; $0.01 par value:
Authorized shares - 75,000,000; issued and outstanding shares of 4,997,769 in 2014 and 4,997,769 in 2013	50	50
Additional paid-in capital	343,629	340,814
Accumulated other comprehensive income	69	27
Accumulated deficit	(231,605)	(232,186)
Total stockholders’ equity	112,689	109,243
Total liabilities and stockholders’ equity	$325,686	$321,455

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Services	$67,052	$71,591	$129,321	$145,109
Systems	19,169	21,251	41,990	42,527
Total revenue	86,221	92,842	171,311	187,636

Direct costs of revenue
Direct cost of services revenue	37,184	39,722	70,599	81,523
Direct cost of systems revenue	10,802	17,213	27,678	34,725
Total direct cost of revenue	47,986	56,935	98,277	116,248

Services gross profit	29,868	31,869	58,722	63,586
Systems gross profit	8,367	4,038	14,312	7,802
Total gross profit	38,235	35,907	73,034	71,388

Operating expenses
Research and development expense	11,285	9,321	21,648	17,847
Sales and marketing expense	6,317	7,712	13,248	15,761
General and administrative expense	13,177	15,080	24,824	28,728
Depreciation and amortization of property and equipment	3,366	3,609	6,769	7,117
Amortization of acquired intangible assets	949	1,143	1,898	2,285
Total operating expenses	35,094	36,865	68,387	71,738

Income (loss) from operations	3,141	(958)	4,647	(350)

Interest expense	(2,026)	(2,109)	(4,230)	(3,953)
Amortization of deferred financing fees	(212)	(1,440)	(380)	(1,737)
Other income (expense), net	-	(13)	137	(108)
Net income (loss) before income taxes	903	(4,520)	174	(6,148)
Income tax benefit	155	2,649	407	3,448
Net income (loss)	$1,058	$(1,871)	$581	$(2,700)

Net income (loss) per share-basic	$0.02	$(0.03)	$0.01	$(0.05)
Net income (loss) per share-diluted	$0.02	$(0.03)	$0.01	$(0.05)

Weighted average shares outstanding-basic	59,396	58,461	59,238	58,517
Weighted average shares outstanding-diluted	60,575	58,461	59,742	58,517

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$1,058	$(1,871)	$581	$(2,700)
Other comprehensive income (loss):
Foreign currency translation adjustments	54	(3)	50	(10)
Unrealized gains (loss) on securities:
Arising during the period	-	(40)	(1)	(41)
Reclassification to net income (loss)	(5)	4	(7)	2
Net unrealized gains (loss)	(5)	(36)	(8)	(39)
Other comprehensive income (loss)	49	(39)	42	(49)
Comprehensive income (loss)	$1,107	$(1,910)	$623	$(2,749)

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Net income (loss)	$581	$(2,700)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,769	7,117
Stock-based compensation expense	3,200	3,791
Amortization of capitalized software development costs	597	3,554
Amortization of acquired intangible assets	1,898	2,285
Amortization of investment premiums and accretion of discounts, net	177	110
Deferred tax benefit	—	(3,448)
Amortization of deferred financing fees	380	1,737
Other non-cash adjustments	408	364
Changes in operating assets and liabilities:
Accounts receivable, net	1,079	28,326
Unbilled receivables	(2,138)	2,241
Inventory	(1,207)	(2,584)
Deferred project costs and other current assets	(1,368)	235
Other assets	(228)	(3,774)
Accounts payable and accrued expenses	(2,584)	471
Accrued payroll and related liabilities	(1,868)	(4,628)
Deferred revenue	(1,713)	(630)
Other liabilities	(799)	(1,047)
Subtotal - Changes in operating assets and liabilities	(10,826)	18,610
Net cash provided by operating activities	3,184	31,420

Investing activities:
Purchases of property and equipment	(2,518)	(5,980)
Cash received for business wind-down arrangement	15,016	—
Purchases of marketable securities	(22,260)	(1,936)
Proceeds from sale and maturity of marketable securities	4,288	3,415
Capitalized software development costs	(988)	(1,657)
Net cash used in investing activities	(6,462)	(6,158)

Financing activities:
Proceeds from bank and other borrowings	—	56,500
Payments on bank borrowings, notes payable, and capital lease obligations	(12,278)	(58,397)
Earn-out payment related to 2012 acquisition	(268)	—
Payments of tax withholdings on restricted stock	(833)	(456)
Proceeds from exercise of employee stock options and sale of stock	456	83
Net cash used in financing activities	(12,923)	(2,270)

Net increase (decrease) in cash	(16,201)	22,992
Cash and cash equivalents at the beginning of the period	41,904	36,623

Cash and cash equivalents at the end of the period	$25,703	$59,615

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(amounts in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2013 Annual Report on Form 10-K. The terms “TCS,” “Company,” “we,” “us,” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

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

Earnings per share. Basic net income (loss) per common share is based upon the average number of shares of common stock outstanding during the period. Stock options and restricted stock of 17,000 shares and 16,000 shares for the three and six months ended June 30, 2013, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

For the three and six months ending June 30, 2014 and 2013, shares issuable upon conversion of convertible debt were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. Concurrent with the issuance of the convertible notes, we entered into convertible note hedge and warrant transactions. If the Company’s share price is greater than the warrant exercise price of $12.74 per share for any period presented, the warrants would be dilutive to the Company’s earnings per share. The convertible note hedge is excluded from the calculation of diluted earnings per share, as the impact is always considered anti-dilutive since the call option would be exercised by us when the exercise price is lower than the market price. For the three and six months ending June 30, 2014 and 2013, the Company’s share price was less than the warrant exercise price of $12.74; therefore, no value was assigned to the warrants because the effect of their inclusion would have been anti-dilutive.

The following table summarizes the computations of basic and diluted earnings per share:

	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss), basic and diluted	$1,058	$(1,871)	$581	$(2,700)

Denominator:
Total basic weighted-average common shares outstanding	59,396	58,461	59,238	58,517
Effect of dilutive stock options and restricted stock based on treasury stock method	1,179	-	504	-
Weighted average diluted shares	60,575	58,461	59,742	58,517

Basic earnings per common share:
Net income (loss) per share-basic	$0.02	$(0.03)	$0.01	$(0.05)
Diluted earnings per common share:
Net income (loss) per share-diluted	$0.02	$(0.03)	$0.01	$(0.05)

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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance for revenue recognition. The new guidance provides a five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety. The core principle of the new standard is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance provides alternative methods of initial adoption; retrospectively applied to each prior reporting period or a modified retrospective approach, in which the cumulative effect of initially applying this new guidance is recognized at the date of initial application with additional disclosures. The guidance is effective for annual periods beginning after December 15, 2016 including interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the alternative transition methods and the impact that this standard will have on our consolidated financial statements.

In April 2014, the FASB amended guidance related to reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity should be reported as discontinued operations. The amendment also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The guidance is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, with early adoption permitted only for disposals that have not been previously reported. The amended guidance is not expected to have a material impact on our consolidated financial statements.

In July 2013, the FASB amended guidance related to income taxes and the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This amendment was adopted in January 1, 2014. The adoption did not have a material effect on our consolidated financial statements.

2. Stock-Based Compensation

Restricted Stock

We had 2,190 and 1,770 restricted stock units outstanding at a weighted-average grant date fair value per share of $2.42 and $2.75 as of June 30, 2014 and 2013, respectively. Total unrecognized share-based compensation expense is approximately $4,000 as of June 30, 2014 and 2013, which is expected to be recognized over a weighted-average period of approximately two years.

Stock Options

We had 16,172 and 17,837 stock options outstanding as of June 30, 2014 and 2013, respectively, of which 9,126 were “in-the-money” at June 30 2014. During the first half of 2014, we granted 1,580 options and 118 shares were exercised. Total unrecognized share-based compensation expense was approximately $4,700 and $7,500 as of June 30, 2014 and 2013, respectively, which is expected to be recognized over a weighted-average period of approximately three years.

Total Stock-Based Compensation

We recognized total share-based compensation expense of $1,379 and $1,338 in the second quarters of 2014 and 2013, respectively, and $3,200 and $3,791 in the six month periods ended June 30, 2014 and 2013, respectively.

3. Supplemental Disclosure of Cash Flow Information

Property and equipment acquired under capital leases totaled $647 and $991 during the three and six months ended June 30, 2014, respectively. We acquired $1,525 and $2,173 of property and equipment under capital leases during the three and six months ended June 30, 2013, respectively.

Interest paid totaled $3,817 and $4,685 during the three and six months ended June 30, 2014, respectively. Interest paid totaled $2,761 and $3,363 during the three and six months ended June 30, 2013, respectively.

Income taxes and estimated state income taxes paid totaled $320 and $288, net of first quarter refunds received, respectively, during the three and six months ended June 30, 2014.  Income taxes and estimated state income taxes paid totaled $92 and $290 respectively during the three and six months ended June 30, 2013.

4. Marketable Securities

Available-for-sale marketable securities at June 30, 2014:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$34,843	$58	$(29)	$34,872
Mortgage-backed and asset-backed securities	1,767	2	(4)	1,765
Commercial paper	599	—	—	599
Agency bonds	555	—	—	555
Total marketable securities	$37,764	$60	$(33)	$37,791

The following table summarizes the estimated fair value of available-for-sale marketable securities by contractual maturity at June 30, 2014:

Fair Value
Due within 1 year or less	$11,959
Due after 1 through 5 years	24,596
Mortgage-backed securities not due in a single maturity date	1,236
$37,791

Available-for-sale marketable securities at December 31, 2013:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$18,798	$41	$(6)	$18,833
Mortgage-backed and asset-backed securities	1,170	1	—	1,171
Total marketable securities	$19,968	$42	$(6)	$20,004

The following table summarizes the estimated fair value of available-for-sale marketable securities by contractual maturity at December 31, 2013:

Fair Value
Due within 1 year or less	$6,248
Due after 1 through 5 years	13,449
Mortgage-backed securities not due in a single maturity date	307
$20,004

5. Fair Value Measurements

Our assets and liabilities subject to fair value measurements on a recurring basis and the required disclosures:

	Fair	Fair Value Measurements
	Value	Using Fair Value Hierarchy
As of June 30, 2014	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$25,703	$25,703	$—	$—
Corporate bonds	34,872	34,872	—	—
Mortgage-backed and asset-backed securities	1,765	1,765	—	—
Commercial paper	599	599	—	—
Agency bonds	555	555	—	—
Marketable securities	37,791	37,791	—	—
Deferred compensation plan investments	1,149	1,149	—	—
Assets at fair value	$64,643	$64,643	$—	$—
Liabilities:
Deferred compensation	$759	$759	$—	$—
Liabilities at fair value	$759	$759	$—	$—

	Fair	Fair Value Measurements
	Value	Using Fair Value Hierarchy
As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$41,904	$41,904	$—	$—
Corporate bonds	18,833	18,833	—	—
Mortgage-backed and asset-backed securities	1,171	1,171	—	—
Marketable securities	20,004	20,004	—	—
Deferred compensation plan investments	1,003	1,003	—	—
Assets at fair value	$62,911	$62,911	$—	$—
Liabilities:
Deferred compensation	$637	$637	$—	$—
Contractual acquisition earn-outs	369	—	—	369
Liabilities at fair value	$1,006	$637	$—	$369

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

The following table provides a summary of the changes in the our contractual acquisition earn-outs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2014	$369
Fair value adjustment recognized in earnings	(101)
Settlements	(268)
Balance at June 30, 2014	$—

Long-term debt, excluding leases, consists of borrowings under Senior Credit Facilities, 4.5% and 7.75% convertible senior notes; see Note 11. The long-term debt, excluding leases, is reported at the borrowed amounts outstanding. At June 30, 2014, the estimated fair value of long-term debt, excluding leases, was approximately $125,000 versus a carrying value of $125,956. At June 30, 2013, the estimated fair value of long-term debt, excluding leases, was approximately $154,000 versus a carrying value of $156,071. The estimated fair value is based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible, and are classified as Level 2.

Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired using significant unobservable inputs and are classified as Level 3.

6. Segment Information

We report operating results in two business segments:

Commercial Segment: We are one of two leading companies that enable 9-1-1 call delivery via cellular, VoIP, and next generation technology. Other TCS hosted and managed services include cellular network and device platforms and applications for text messaging and location-based services. We are also engaged in patent monetization activity which is included in this segment. Commercial Segment customers include wireless network operators, VoIP service providers, wireless device manufacturers, automotive industry suppliers, and state and local governments.

Government Segment: We provide professional services including cyber security training to U.S. Defense personnel and field support of wireless ground terminals. We own and operate secure satellite teleport facilities, resell access to satellite airtime (known as space segment), and design, furnish, and operate wireless communication systems and components, which integrate high-speed, satellite, and Internet Protocol technology with secure, federal government-approved cryptologic devices. Customers are primarily US federal agencies.

Management evaluates segment performance based on gross profit, and all revenues reported below are from external customers. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.

The following tables set forth the results of our reportable segments and a reconciliation of segment gross profit to net loss:

	Three Months Ended June 30,
	2014			2013
	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$37,949	$29,103	$67,052	$38,094	$33,497	$71,591
Systems	9,284	9,885	19,169	4,231	17,020	21,251
Total revenue	47,233	38,988	86,221	42,325	50,517	92,842
Direct costs of revenue
Direct cost of services	14,744	22,440	37,184	15,099	24,623	39,722
Direct cost of systems	3,609	7,193	10,802	4,130	13,083	17,213
Total direct cost of revenue	18,353	29,633	47,986	19,229	37,706	56,935
Gross profit
Services gross profit	23,205	6,663	29,868	22,995	8,874	31,869
Systems gross profit	5,675	2,692	8,367	101	3,937	4,038
Total gross profit	$28,880	$9,355	$38,235	$23,096	$12,811	$35,907

	Six Months Ended June 30,
	2014			2013
	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$72,590	$56,731	$129,321	$75,517	$69,592	$145,109
Systems	14,672	27,318	41,990	8,763	33,764	42,527
Total revenue	87,262	84,049	171,311	84,280	103,356	187,636
Direct costs of revenue
Direct cost of services	28,488	42,111	70,599	31,485	50,038	81,523
Direct cost of systems	6,264	21,414	27,678	7,717	27,008	34,725
Total direct cost of revenue	34,752	63,525	98,277	39,202	77,046	116,248
Gross profit
Services gross profit	44,102	14,620	58,722	44,032	19,554	63,586
Systems gross profit	8,408	5,904	14,312	1,046	6,756	7,802
Total gross profit	$52,510	$20,524	$73,034	$45,078	$26,310	$71,388

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total segment gross profit	$38,235	$35,907	$73,034	$71,388
Research and development expense	(11,285)	(9,321)	(21,648)	(17,847)
Sales and marketing expense	(6,317)	(7,712)	(13,248)	(15,761)
General and administrative expense	(13,177)	(15,080)	(24,824)	(28,728)
Depreciation and amortization of property and equipment	(3,366)	(3,609)	(6,769)	(7,117)
Amortization of acquired intangible assets	(949)	(1,143)	(1,898)	(2,285)
Interest expense	(2,026)	(2,109)	(4,230)	(3,953)
Amort. of deferred finance fees	(212)	(1,440)	(380)	(1,737)
Other income (expense), net	-	(13)	137	(108)
Net income (loss) before income taxes	903	(4,520)	174	(6,148)
Benefit for income taxes	155	2,649	407	3,448
Net income (loss)	$1,058	$(1,871)	$581	$(2,700)

7. Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2014	2013
Component parts	$9,438	$7,710
Finished goods	1,659	2,180
Total inventory	$11,097	$9,890

8. Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development costs consisted of the following:

	June 30, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Acquired intangible assets and capitalized software development costs:
Acquired intangible assets, including customer lists	$31,176	$12,072	$19,104	$31,176	$10,173	$21,003
Capitalized software development costs	6,970	2,387	4,583	5,969	1,791	4,178
Total acquired intangible assets and capitalized software development costs	$38,146	$14,459	$23,687	$37,145	$11,964	$25,181

Estimated future amortization expense:

Year ending December 31, 2014	$2,399
Year ending December 31, 2015	4,966
Year ending December 31, 2016	4,770
Year ending December 31, 2017	3,925
Year ending December 31, 2018	2,954
Thereafter	4,673
Total estimated future amortization expense	$23,687

Software development costs:

For the three and six months ended June 30, 2014, we capitalized $492 and $1,001, respectively, of software development costs after the point of technological feasibility had been reached but before the software was available for general release. For the three and six months ended June 30, 2013, we capitalized $763 and $1,669, respectively, of software development costs. These costs are being amortized over their estimated useful lives beginning when the products are available for general release. We routinely update our estimates of the recoverability of the capitalized software product costs. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.

Goodwill:

The carrying amount of goodwill is as follows:

	Commercial	Government
	Segment	Segment	Total
Balance as of June 30, 2014 and December 31, 2013	$49,945	$54,296	$104,241

9. Concentrations of Credit Risk and Major Customers

The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our total revenue or receivables (billed and unbilled) are summarized in the following tables:

		% of Total Revenue For		% of Total Revenue For
		the Three		the Six
		Months Ended		Months Ended
Percentage of total revenue:		June 30,		June 30,
Customer	Segment	2014	2013	2014	2013
U.S. Government agencies and departments	Government	15%	35%	18%	37%
Customer A	Commercial	16%	15%	15%	15%
Customer B	Commercial	11%	<10%	10%	<10%

Percentage of receivables (billed and unbilled) as of June 30:

Customer	Segment	2014	2013
U.S. Government agencies and departments	Government	14%	31%
Customer A	Commercial	10%	16%
Customer B	Commercial	19%	14%

10. Line of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. On June 25, 2013, we closed on a new senior secured credit facility (the “Credit Agreement”), with the Silicon Valley Bank and a syndicate of lenders. The Credit Agreement includes a revolving loan facility (“Revolving Loan Facility”) for up to $30,000 and matures on March 31, 2018. The principal amount outstanding under the Revolving Loan Facility is payable prior to or on the maturity date. Interest on the Revolving Loan Facility accrues at Eurodollar/LIBOR (beginning at L+3.75%) or Alternate Base Rate (“ABR”) (beginning at ABR +2.75%), which may be adjusted as provided in the Credit Agreement, payable monthly.

The Revolving Loan Facility includes two sub-facilities: (i) a $10,000 letter of credit sub-facility pursuant to which the bank may issue letters of credit, and (ii) a $5,000 swingline sub-facility.

As of June 30, 2014 and December 31, 2013, there were no borrowings under our Revolving Loan Facility, and we had $30,000 of unused borrowing availability.

11. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2014	2013
Senior credit facility	$61,394	$66,084
7.75% Convertible notes due 2018	50,000	50,000
4.5% Convertible notes due 2014	14,562	14,562
Promissory notes payable to microDATA sellers	—	4,809
Total long-term debt	125,956	135,455

Less: current portion	(17,646)	(25,089)
Non-current portion of long-term debt	$108,310	$110,366

Aggregate maturities of long-term debt at June 30, 2014 are as follows:

2014	$15,984
2015	3,325
2016	3,741
2017	6,153
2018	96,753
Total long-term debt	$125,956

Senior credit facilities

Our June 25, 2013, senior credit facilities (the “Senior Credit Facilities” or “Credit Agreement”) include (i) a $56,500 term loan A facility (“Term Loan A Facility”), and (ii) a $43,500 delayed draw term loan facility (“Delayed Draw Term Loan Facility”). The Senior Credit Facilities also include a $25,000 incremental loan arrangement subject to the Company’s future needs and bank approval, although no assurances can be given that this incremental loan amount will be available to us when and if needed. Under the Credit Agreement, as amended on February 28, 2014, $14,562 of the Delayed Draw Term Loan Facility is available until November 2014 to refinance the 4.5% Convertible Senior Notes that remain outstanding, and the remaining $18,938 of Delayed Draw Term Loan Facility is available to us in the second quarter of 2015 subject to our meeting certain financial covenants. Any amount of the Delayed Draw Term Loan Facility not drawn on April 30, 2015 will expire unused. The Credit Agreement provides that the banks hold at least $35,000 of the Company’s cash and marketable securities until our leverage ratio is below a specified level.

Promissory notes payable to microDATA sellers

In July, 2012, we issued $14,250 in 6% promissory notes as part of the consideration for our acquisition of microDATA. The remaining outstanding balance of $4,750 was paid in accordance with the note terms on June 30, 2014.

12. Capital Leases

We lease certain equipment under capital leases which are collateralized by the leased assets. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at June 30, 2014:

2014	$2,554
2015	4,136
2016	2,597
2017	1,485
2018	120
Total minimum lease payments	10,892
Less: amounts representing interest	(664)
Present value of net minimum lease payments (including current portion of $4,413)	$10,228

13. Income Taxes

We reported income tax benefits of $155 and $407 for the three and six months ended June 30, 2014, respectively as compared to $2,649 and $3,448 of income tax benefits for the three and six months ended June 30, 2013, respectively.

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

The application and interpretation of applicable state and local sales and other tax laws to certain of our service and system offerings in certain jurisdictions is uncertain. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that the liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted if necessary. At June 30, 2014, the Company is subject to an ongoing state and local tax audit by the Washington State Department of Revenue. As this and other tax audits progress in the normal course of business, the Company will review and adjust a provision for loss as appropriate.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe,” “intend,” “expect,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that indemnification claims should not have a material effect on our results of operations; (b) regarding our expectations with regard to our Senior credit facility, notes and notes hedge transactions; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months; (d) relating to our backlog; (e) that we believe that capitalized software development costs will be recoverable from future gross profits; (f) regarding our expectations with regard to income tax assumptions and future stock-based compensation expenses; (g) regarding our assumptions related to goodwill; (h) that a significant underperformance relative to historical or projected future operating results, significant change in the manner of our use of acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired; (i) relating to our research and development spending; (j) our belief that the declines in 2014 to date mainly reflect the timing of the funding of government programs for which our company is a service and system provider; and (k) our expectations that we have sufficient funds to complete the wind-down of the acquired location-based application business.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates and judgments on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified our most critical accounting policies and estimates to be those related to:

-	Revenue recognition,
-	Business combinations,
-	Acquired intangible assets and goodwill,
-	Software development costs,
-	Marketable securities,
-	Stock-based compensation expense,
-	Income taxes, and
-	Legal and other contingencies.

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our 2013 Form 10-K.

Overview

We report operating results in two business segments:

(i)

The Commercial Segment: We are one of two leading companies that enable 9-1-1 call delivery via cellular, VoIP, and next generation technology. Other TCS hosted and managed services include cellular network and device platforms and applications for text messaging and location-based services. We are also engaged in patent monetization activity which is included in this segment. Commercial Segment customers include wireless network operators, VoIP service providers, wireless device manufacturers, automotive industry suppliers, and state and local governments.

(ii)

The Government Segment provides professional services including cyber security training to U.S. Defense personnel and field support of wireless ground terminals, and we own and operate secure satellite teleport facilities, and resell access to satellite airtime (known as space segment). We design, furnish, and operate wireless communication systems and components, which integrate high-speed, satellite, and Internet Protocol technology with secure, federal government-approved cryptologic devices. Government segment customers are primarily US federal agencies.

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

—	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenue outstanding as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue by Segment

Commercial Segment

	Three Months				Six Months
	Ended June 30,		2014 vs. 2013		Ended June 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
Services revenue	$38.0	$38.1	$(0.1)	—	$72.6	$75.5	$(2.9)	(4%)
Systems revenue	9.3	4.2	5.1	121%	14.7	8.8	5.9	67%
Total Commercial Segment revenue	47.3	42.3	5.0	12%	87.3	84.3	3.0	4%

Direct cost of services	14.8	15.1	(0.3)	(2%)	28.5	31.5	(3.0)	(10%)
Direct cost of systems	3.6	4.1	(0.5)	(12%)	6.3	7.7	(1.4)	(18%)
Total Commercial Segment cost of revenue	18.4	19.2	(0.8)	(4%)	34.8	39.2	(4.4)	(11%)

Services gross profit	23.2	23.0	0.2	1%	44.1	44.0	0.1	—
Systems gross profit	5.7	0.1	5.6	NM	8.4	1.1	7.3	NM
Total Commercial Segment gross profit[1]	$28.9	$23.1	$5.8	25%	$52.5	$45.1	$7.4	16%
Segment gross profit as a percentage of revenue	61%	55%			60%	53%
[1]	See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

NM = Not Meaningful

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Our commercial services revenue is generated from hosting and maintaining software and networks for 9-1-1 service for wireless and VoIP service providers and operators of next generation 9-1-1 (“NG9-1-1”) infrastructure (mainly state and local governments), as well as hosting and maintenance of applications and infrastructure software for Location-Based Services (“LBS”) and text messaging platform software. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Hosted LBS service and E9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Safety Answering Points (“PSAPs”), or the number of customer subscribers or sessions using our technology. Subscriber service revenue is generated by client software applications for wireless subscribers, generally on a per-subscriber per-month basis. We also earn services revenue through nonrecurring engineering (“NRE”) custom software development contracts. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Services also include custom software development, implementation, and related service projects under time and materials or fixed-fee contracts, which are reported using percentage-of-completion accounting.

Second quarter 2014 commercial services revenue was about flat compared to the second quarter of 2013. First half 2014 commercial services revenue was $2.9 million, or 4% lower, than first half 2013 due to 9% less application and platform services revenue offset by a 3% increase in 9-1-1 services revenue.

The direct cost of our commercial services revenue consists primarily of compensation and benefits, licensed location-based application content, network access, data feed and circuit costs for network operation centers and co-location facilities, and equipment and software maintenance. For the three and six months ended June 30, 2013, the direct cost of services also included amortization of acquired and capitalized software development costs of $0.6 million and $1.3 million, respectively. There was no amortization of software development costs for the first half of 2014 as a result of the write-down of amortizable intangible assets in the fourth quarter of 2013.

Second quarter 2014 direct cost of services revenue was or 2% or $0.3 million lower than in second quarter 2013 consistent with the slight decrease in sales. First half 2014 direct cost of services revenue was $3.0 million, or 10%, lower than first half 2013, reflecting lower labor and direct costs related to custom development efforts and cost control.

Commercial services gross profit for the three and six months ended June 30, 2014 increased by $0.2 million and $0.1 million, respectively, than in corresponding 2013 periods due to reductions in the direct costs of revenue.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

Commercial systems revenue results from our sales to wireless carriers and state and local governments incorporating our licensed software for enablement of 9-1-1 call routing and computer-aided responder dispatch, including next generation (NG)9-1-1 technology and location-based wireless services and text messaging. It also includes revenue from the sale of patents and licensing of our intellectual property including payments for past patent infringement liabilities, upfront and non-refundable license fees, and royalty fees. In all cases, revenue from the licensing of our intellectual property is recognized when all four of the revenue recognition criteria are met. Revenue from our larger NG9-1-1 deployments incorporating our software and third party components are long term contracts reported using percentage of completion accounting. License prices for our carrier software are generally a function of its volume of usage in our customers’ networks during the relevant period.

Second quarter 2014 commercial systems revenue was $9.3 million, up $5.1 million, more than double that of second quarter 2013 as a result of $4.2 million higher NG9-1-1 systems deployment and location platforms revenue and higher revenue from intellectual property monetization. First half 2014 commercial systems revenue was 67% or $5.9 million higher than 2013 from increases in NG9-1-1 technology and location-based systems revenue.

The direct cost of commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, consulting fees, as well as the amortization of acquired and capitalized software development.

Second quarter and first half 2014 direct cost of systems revenue was $0.5 million, or 12%, and $1.4 million, or 18%, lower respectively, from the same 2013 periods, as software development cost amortization in 2014 was about $1.5 million per quarter lower than in 2013 as a result of the write-down of intangible assets in the fourth quarter of 2013.

Second quarter 2014 commercial systems gross profit was up $5.6 million compared to the second quarter of 2013, and up $7.3 million in first half 2014 over 2013, reflecting higher revenue from deployment of NG9-1-1 and platform systems. As a percentage of revenue, gross profit was higher in 2014 due to the impact of non-variable costs on the larger revenue base.

Government Segment

	Three Months				Six Months
	Ended June 30,		2014 vs. 2013		Ended June 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
Services revenue	$29.1	$33.5	$(4.4)	(13%)	$56.7	$69.6	$(12.9)	(19%)
Systems revenue	9.8	17.0	(7.2)	(42%)	27.3	33.7	(6.4)	(19%)
Total Government Segment revenue	38.9	50.5	(11.6)	(23%)	84.0	103.3	(19.3)	(19%)

Direct cost of services	22.4	24.6	(2.2)	(9%)	42.1	50.0	(7.9)	(16%)
Direct cost of systems	7.2	13.1	(5.9)	(45%)	21.4	27.0	(5.6)	(21%)
Total Government Segment cost of revenue	29.6	37.7	(8.1)	(21%)	63.5	77.0	(13.5)	(18%)

Services gross profit	6.7	8.9	(2.2)	(25%)	14.6	19.6	(5.0)	(26%)
Systems gross profit	2.6	3.9	(1.3)	(33%)	5.9	6.7	(0.8)	(12%)
Total Government Segment gross profit[1]	$9.3	$12.8	$(3.5)	(27%)	$20.5	$26.3	$(5.8)	(22%)
Segment gross profit as a percentage of revenue	24%	25%			24%	25%
[1]	See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements.

The primary Government Segment customers are U.S. government agencies including the Departments of Defense and Homeland Security, domestic and foreign space programs, and the contractors that supply products and services to these government customers. TCS is a prime contractor on several multi-year, multi-billion dollar contracts, some of which are indefinite delivery, indefinite quantity, or IDIQ, contracts, through which this segment generates much of its revenue.

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

Second quarter 2014 government services revenue was $4.4 million, or 13%, lower than second quarter 2013 as a result of about 40% lower professional services revenue resulting from the draw-down of Afghanistan field support personnel, partly offset by a 12% increase in cyber security services and $3.6 million higher global satellite and ground station support services revenue. First half government services revenue was $12.9 million or 19% lower than first half 2013 due to about 40% less field support and maintenance and in-building wireless service business, offset by 8% higher cyber security training revenue and about 40% higher global satellite and ground station support services revenue.

Direct cost of government services revenue consists of compensation, benefits, and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs were lower in the three and six months ended June 30, 2014 compared to the same periods in 2013 as a result of lower volume.

Our gross profit from government services was $2.2 million, or 25% and $5.0 million, or 26% lower in the three and six month periods ended June 30, 2014, respectively, versus 2013 due mainly to lower volume and margins in field support work.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from the sale of secure wireless communication systems, and the integration of these systems into customer networks. Our government systems revenue also includes electronic components sold mainly to domestic and foreign space programs.

Second quarter 2014 government systems revenue was $7.2 million, or 42%, lower than in second quarter 2013 due to about 25% lower revenue from electronic components and about 50% lower deployable communication system sales systems as more system upgrades and updates were provided to our deployable systems customers. For 2014 first half, government systems sales were $6.4 million, or 19% lower than in first half 2013 due to about 15% lower sales of electronic components and 30% less sales of our deployable communication.

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

Our government systems gross profit decreased $1.3 million, or 33% in the 2014 second quarter, and $0.8 million, or 12% in the 2014 first half, compared to the same periods in 2013 due mainly to the lower components volume. Government systems gross profit as a percentage of revenue was 27% and 22% for the three and six months ended June 30, 2014, and was 23% and 20% for the three and six months ended June 30, 2013, respectively.

We believe that the declines in 2014 to date mainly reflect the timing of the funding of government programs for which our company is a service and system provider.

Revenue Backlog

We had unfilled orders, or funded contract and total backlog at June 30, as follows:

			2014 vs. 2013
($ in millions)	2014	2013	$		%
Funded backlog:
Commercial Segment	$234.5	$224.0		$10.5	5%
Government Segment	52.2	81.1		(28.9)	(36%)
Total funded contract backlog	$286.7	$305.1		$(18.4)	(6%)
Total backlog:
Commercial Segment	$234.5	$224.0		$10.5	5%
Government Segment	86.6	828.4		(741.8)	(90%)
Total backlog of orders and commitments, including customer options	$321.1	$1,052.4		$(731.3)	(69%)

Expected to be realized within next 12 months	$166.9	$195.2		$(28.3)	(14%)

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

Total backlog, as is typically measured by government contractors, includes orders covering optional periods of service and/or deliverables, but for which budgetary funding may not yet have been approved, and could expire unused. Our total backlog declined in the first quarter of 2014 as $680 million of unfunded orders under the World-Wide Satellite Systems contract vehicle expired unused.

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

Operating Expenses

Research and development expense:

	Three Months				Six Months
	Ended June 30,		2014 vs. 2013		Ended June 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
Research and development expense	$ 11.2	$ 9.3	$ 1.9	20%	$ 21.6	$ 17.8	$ 3.8	21%
% of total revenue	13%	10%			13%	10%

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

We develop software used mainly by network operators and device manufacturers. In 2013 and 2014 to date, our R&D efforts have been focused on 9-1-1 software and updates to location-based products, including our toolkits and application program interfaces for markets beyond network operators. We also invested in updating and expanding our secure wireless communication technology products for government customers and applications for network operators, telematics supply chain, and network security. We continue to obtain patents for some of our developers’ innovations.

R&D expense was $1.9 million and $3.8 million higher for the three and six months ended June 30, 2014, respectively, over the same periods in 2013. This increase is primarily due more software development spending classified as R&D in the three and six months ended June 30, 2014, respectively, than in corresponding prior year periods, as more projects were in support of multi-customer deliverables and not subject to capitalization. Total capitalized and expensed development spending for the six months ended June 30, 2014 was lower than the comparable period a year ago. In addition to company deliverables, our R&D expenditures and acquisitions have yielded a portfolio of 361 patents as of June 30, 2014, and more than 300 patent applications pending. We are executing a program of monetizing this portfolio through patent and license sales and other arrangements with partners and licensees.

Sales and marketing expense:

	Three Months				Six Months
	Ended June 30,		2014 vs. 2013		Ended June 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
Sales and marketing expense	$ 6.3	$ 7.7	$ (1.4)	(18%)	$ 13.2	$ 15.8	$ (2.6)	(16%)
% of total revenue	7%	8%			8%	8%

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

Sales and marketing expenses were $1.4 million and $2.6 million lower for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively, due to decreases in personnel and travel expenses.

General and administrative expense:

	Three Months				Six Months
	Ended June 30,		2014 vs. 2013		Ended June 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
General and administrative expense	$ 13.2	$ 15.0	$ (1.8)	(12%)	$ 24.8	$ 28.7	$ (3.9)	(14%)
% of total revenue	15%	16%			14%	15%

General and administrative (“G&A”) expense primarily represents management, finance, legal (including intellectual property management), human resources, and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities, and other facilities costs which are expensed as incurred.

G&A expense was $1.8 million lower in the second quarter and $3.9 million lower in the first half of 2014 than in the comparable 2013 periods due mainly to efficiency improvements including personnel cost reductions associated with second half of 2013 actions.

Depreciation and amortization of property and equipment:

	Three Months				Six Months
	Ended June 30,		2014 vs. 2013		Ended June 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
Depreciation and amortization of property and equipment	$ 3.4	$ 3.6	$ (0.2)	(6%)	$ 6.8	$ 7.1	$ (0.3)	(4%)
Average gross cost of property and equipment during the period	$ 113.9	$ 126.2			$ 113.1	$ 124.6

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

Amortization of acquired intangible assets:

	Three Months				Six Months
	Ended June 30,		2014 vs. 2013		Ended June 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
Amortization of acquired intangible assets	$ 0.9	$ 1.2	$ (0.3)	(25%)	1.9	2.3	$ (0.4)	(17%)

Acquired intangible assets are amortized over their estimated useful lives of four to nineteen years. First half of 2014 amortization of acquired intangible assets was lower than in the first half of 2013 because the lower accounting basis following a fourth quarter 2013 write-down.

Interest expense:

	Three Months					Six Months
	Ended June 30,		2014 vs. 2013			Ended June 30,		2014 vs. 2013
($ in millions)	2014	2013	$		%	2014	2013	$		%
Interest expense on bank and other notes payable	$0.8	$0.8		$—	—	$1.7	$1.3		$0.4	31%
Interest expense on convertible note financing	1.1	1.3		(0.2)	(15%)	2.3	2.4		(0.1)	(4%)
Interest expense on capital lease obligations	0.1	0.1		—	—	0.3	0.3		—	—
Amortization of deferred financing fees	0.2	1.4		(1.2)	(86%)	0.4	1.7		(1.3)	(76%)
Total interest and financing expense	$2.2	$3.6		$(1.4)	(39%)	$4.7	$5.7		$(1.0)	(18%)

Interest expense is incurred under bank and other notes payable, convertible note financing, and capital lease obligations. Financing expense amortization results from deferral of costs incurred at the time of contracting for financing facilities, which are then amortized over the terms of the facilities.

Interest and financing expenses were lower in the three and six months ended June 30, 2014 compared to the same periods in 2013 due mainly to the amortization of deferred financing fees reflecting the write-off of the 2012 bank term loan and a prorated write-off of convertible notes financing fees. Interest on our convertible note financing decreased slightly in the three and six months ended June 30, 2014 compared to the same periods in 2013 due to the timing of our 4.5% note buybacks and the exchange for the 2018 notes. For the first half of 2014 interest on our bank and other notes payable increased $0.4 million compared to the first half of 2013 due to the higher borrowing balance on our Senior Credit Facility offset by a decrease on our seller notes due to the lower balance outstanding after the first installment payment made in June of 2013. Further financing details are in the Liquidity and Capital Resources section below.

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

Income taxes:

As of June 30, 2014, the Company continued to provide a valuation allowance for all federal and some state deferred tax assets as management’s evaluation that the Company’s ability to realize such deferred tax assets did not meet the “more likely than not” criteria. The Company continually evaluates facts representing both positive and negative evidence in the determination of its ability to realize the deferred tax assets reported in footnotes to the financial statements. In the first half of 2014, we recognized a tax benefit of $0.4 million, representing decreases to the valuation allowance.

Net income (loss):

	Three Months				Six Months
	Ended June 30,		2014 vs. 2013		Ended June 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
Net income (loss):	$ 1.1	$ (1.9)	$ 3.0	158%	$ 0.6	$ (2.7)	$ 3.3	122%

Net income (loss) was $3.0 million and $3.3 million higher in the three and six month ended June 30, 2014, respectively, compared to the same periods in 2013 mainly due to personnel cost reductions in the second half of 2013, efficiency improvements, and other factors discussed above.

Liquidity and Capital Resources

	Six Months Ended
	June 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%
Net cash and cash equivalents provided by/(used in):
Operating activities:
Net Income (loss)	$0.6	$(2.7)	$3.3	122%
Non-cash charges	13.4	19.0	(5.6)	(29%)
Deferred income tax provision	—	(3.4)	3.4	100%
Net changes in working capital, including changes in other assets	(10.8)	18.6	(29.4)	(158%)
Net operating activities	3.2	31.5	(28.3)	(90%)
Investing activities:
Purchases of property and equipment	(3.5)	(8.2)	4.7	57%
Capital purchases funded through leases	1.0	2.2	(1.2)	(55%)
Purchases of property and equipment, net of assets funded through leases	(2.5)	(6.0)	3.5	58%
Capitalized software development costs	(0.9)	(1.7)	0.8	47%
Proceeds from (purchases of) marketable securities, net	(18.0)	1.5	(19.5)	NM
Cash received for location business wind-down arrangement	15.0	—	15.0	100%
Net investing activities	(6.4)	(6.2)	(0.2)	(3%)
Financing activities:
Proceeds from bank and other debt borrowings	—	56.5	(56.5)	(100%)
Payments on long-term debt and capital leases	(12.3)	(58.4)	46.1	79%
Earn-out payment	(0.3)	—	(0.3)	NM
Other financing activities	(0.4)	(0.4)	—	—
Net financing activities	(13.0)	(2.3)	(10.7)	NM
Net change in cash and cash equivalents	$(16.2)	$23.0	$(39.2)	(170%)
Days revenue outstanding in accounts receivable, including unbilled receivables	69	73

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, debt and capital leases, and issuance of public equity.

Sources and uses of cash: At June 30, 2014, our cash and marketable securities balance was $63.5 million, down from $72.8 million at June 30, 2013 and down from $65.3 million at the beginning of the quarter. At June 30, 2014, our liquidity also included $30 million of unused borrowing availability under our bank line of credit, $14.6 million of undrawn bank delayed draw term loan capacity under our Senior Debt facility for retirement of remaining convertible notes due November 2014, and up to an additional $18.9 million delayed draw available in the second quarter of 2015 for general corporate purposes if certain covenant requirements are met. Cash from operating profits during the first half of 2014 has been sheltered from income taxes due to the use of loss carryforwards generated in prior years. Debt net of cash and securities was $72.6 million at June 30, 2014 down from $94.7 million at June 30, 2013.

Operations: Cash generated by operating activities was $3.2 million for the first half of 2014 compared to $31.5 million for the first half of 2013. Changes in working capital were due to the timing of billings, collections, and vendor payments.

Investing activities: In the first half of 2014, we invested an additional $18 million in investment grade marketable securities classified as available-for-sale. During the second quarter of 2014, in connection with acquiring a small location-based application business serving customers in Europe and the Middle East under a plan to wind-down its separate operations, the seller provided $15 million of funding, which we expect to be sufficient to complete the wind-down over a period of two years or less. For the six months ended June 30, 2014 and 2013 fixed asset additions were $3.5 million and $8.2 million, respectively, and investments in development of software for resale which had reached the stage of development calling for capitalization were $0.9 million and $1.7 million, respectively.

Financing activities: In the first half of 2014, we made $12.3 million in scheduled payments on bank, capital lease borrowings including our final promissory note installment of $4.8 million to the sellers of microDATA, and made our final $0.3 million microDATA earn-out payment. We funded $1.0 million and $2.2 million, respectively, of fixed asset additions under capital leases during the six months ended June 30, 2014 and 2013.

Senior debt: The Company has borrowing capacity under our $130 million Senior Credit Facilities (the “Senior Credit Facilities” or “Credit Agreement”) in accordance with a June 25, 2013 agreement, as amended February 28, 2014. The Senior Credit Facilities include (i) a $56.5 million term loan A facility (“Term Loan A Facility”), (ii) a $43.5 million delayed draw term loan facility (“Delayed Draw Term Loan Facility”), and (iii) a $30 million revolving loan facility (“Revolving Loan Facility”).The Senior Credit Facilities also include a $25 million incremental loan arrangement subject to the Company’s future needs and bank approval, although no assurance can be given that this incremental loan amount will be available to us when and if needed. Until November 2014, $14.6 million of the Delayed Draw Term Loan Facility is available to refinance the 4.5% Convertible Senior Notes, and the remaining $18.9 million of Delayed Draw Term Loan Facility will be available to us in the second quarter of 2015 subject to the Company meeting certain financial covenants. Any amount of the Delayed Draw Term Loan Facility not drawn on April 30, 2015 will expire unused. The banks will hold at least $35 million of the Company’s cash and marketable securities until our leverage ratio is below a specified level. No changes were made to the pricing of any of the loans or the amount we may borrow under the $30 million Revolving Loan Facility.

On June 25, 2013, we borrowed $56.5 million under the Term Loan A Facility and used proceeds for (i) repayment of the remaining balance under our 2012 Term Loan, (ii) approximately $16 million for working capital and general corporate purposes, and (iii) fees and expenses associated with the new facility. On September 30, 2013, we borrowed an additional $10 million under the Delayed Draw Term Loan Facility which was used toward the purchase of 4.5% convertible notes. Additional liquidity is available through the undrawn $30 million Revolving Loan Facility for working capital and other general corporate purposes, replacing the revolving line under the 2009 Loan and Security Agreement which has been paid off.

Borrowings under the Term Loan A Facility, the Revolving Loan Facility or the Delayed Draw Term Loan Facility may be at rates based on the Eurodollar/LIBOR (beginning at L +3.75%) or ABR (beginning at ABR + 2.75%), which may be adjusted as provided in the Credit Agreement. The Term Loan A Facility, the Delayed Draw Term Loan Facility, and the Revolving Loan Facility have a maturity date of March 31, 2018, unless extended as provided in the Credit Agreement. Beginning October 1, 2013, the Term Loan A Facility and the Delayed Term Loan Facility are to be paid in consecutive quarterly installments of $0.4 million on the first day of each fiscal quarter, increasing to $0.8 million in the quarter ending December 31, 2014, to $1.2 million in the quarter ending December 31, 2016, and to $2.4 million in the quarter ending December 31, 2017, with the remaining principal due at maturity. Additional Delayed Draw Term Loan Facility borrowings would be repaid on the same dates and in the same proportions as the Term Loan A Facility and the existing Delayed Draw Term Loan Facility borrowings, with the remaining principal due at maturity. The Senior Credit Facilities are also subject to possible mandatory repayments from excess cash flow and other sources, such as net cash proceeds of debt or equity issuances, asset sales, casualty insurance claims, and other recovery events as described in the Credit Agreement. A repayment of $3.9 million from excess cash flow and other sources was paid on April 1, 2014. During the continuance of an event of default, at the request of the required lenders, all outstanding loans shall bear interest at a rate per annum equal to the rate that would otherwise be applicable thereto plus 2%, and shall be payable from time to time on demand.

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

4.5% Convertible Notes: In 2009, we sold $103.5 million of 4.5% Convertible Senior Notes due 2014. We have since retired $38.9 million and exchanged $50 million of the notes so that the remaining balance outstanding is $14.6 million at June 30, 2014. The 2014 Notes are not registered and were offered under Rule 144A of the Securities Act of 1933. Concurrent with the issuance of the 2014 Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that were intended to reduce the potential dilution associated with the conversion of the 2014 Notes. Holders may convert the 2014 Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate is equivalent to a conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions which will terminate upon retirement of the 2014 Notes, described below, is an increase in the effective conversion premium of the 2014 Notes to $12.74 per share.

The convertible note hedge and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, which are not part of the terms of the 2014 Notes and do not affect the holders’ rights under the 2014 Notes. The cost of the convertible note hedge transactions to the Company was approximately $23.8 million, and has been accounted for as an equity transaction in accordance with ASC 815-40, Contracts in Entity’s own Equity. The Company received approximately $13 million related to the sale of the warrants, which has also been classified as equity as the warrants meet the classification criteria under ASC 815-40-25, in which the warrants and the convertible note hedge transactions require settlements in shares and provide the Company with the choice of a net cash or common shares settlement. As the convertible note hedge and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid-in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. As a result of the repurchase and exchange of $84.7 million of the outstanding 2014 Notes, the convertible note hedge was adjusted to reflect the reduced amount of outstanding 2014 Notes. The convertible note hedge transactions’ originally covering 34.7 million shares was adjusted to cover proportionally fewer shares of Class A common stock. The warrants are not affected by the retirement of 2014 Notes.

Seller Notes: On July 6, 2012, we issued $14.3 million in 6% promissory notes as part of the consideration paid for the acquisition of microDATA which were fully paid off in accordance with their terms on June 30, 2014.

We believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. In addition to using our Bank Credit Facility, we may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities, or raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Contractual Commitments

As of June 30, 2014, our most significant commitments are term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. Our commitments consisted of the following:

	Within 12	1-3	3-5	More Than
($ in millions)	Months	Years	Years	5 Years	Total
7.75% Convertible notes obligation due 2018	$3.9	$7.8	$53.9	$—	$65.6
4.5% Convertible notes obligation due 2014	14.9	—	—	—	14.9
Senior credit facility[1]	5.5	12.4	52.3	—	70.2
Operating leases	6.6	12.8	0.6	0.1	20.1
Purchase obligations	7.4	2.7	0.1	—	10.2
Capital lease obligations	4.8	6.1	—	—	10.9
Total contractual commitments	$43.1	$41.8	$106.9	$0.1	$191.9

1The cash payments due for Senior credit facility include estimated interest payments based on the LIBOR plus a fixed spread that were effective at the balance sheet date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to our interest rate or foreign currency risk as described in Item 7A of our 2013 Annual Report on Form 10-K.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2014.

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

The application and interpretation of applicable state and local sales and other tax laws to certain of our service and system offerings in certain jurisdictions is uncertain. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that the liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted if necessary. At June 30, 2014, the Company is subject to an ongoing state and local tax audit by the Washington State Department of Revenue. As this and other tax audits progress in the normal course of business, the Company will review and adjust a provision for loss as appropriate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine and Safety Disclosures

None.

Item 5. Other Information

(a) None.

(b) None.

Item 6. Exhibits

Exhibit Numbers	Description

10.37	Amendment No. 3 to the Credit Agreement dated June 9, 2014

31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of July 2014.

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
Maurice B. Tosé July 31, 2014

/S/ THOMAS M. BRANDT, JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas M. Brandt, Jr. July 31, 2014