Form 10-Q
period 2014-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2014-11-10
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

Shares outstanding
as of November 6,
Title of Each Class	2014
Class A Common Stock, par value $0.01 per share	54,753,669
Class B Common Stock, par value $0.01 per share	4,901,245
Total Common Stock Outstanding	59,654,914

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,952	$41,904
Marketable securities	31,104	20,004
Accounts receivable, net of allowance of $927 in 2014 and $388 in 2013	46,916	45,789
Unbilled receivables	32,770	16,009
Inventory	7,456	9,890
Deferred project costs and other current assets	17,531	15,286
Total current assets	160,729	148,882
Property and equipment, net of accumulated depreciation and amortization of $83,044 in 2014 and $73,068 in 2013	33,636	38,355
Software development costs, net of accumulated amortization of $2,686 in 2014 and $1,791 in 2013	4,349	4,178
Acquired intangible assets, net of accumulated amortization of $13,021 in 2014 and $10,173 in 2013	18,155	21,003
Goodwill	104,241	104,241
Other assets	4,723	4,796
Total assets	$325,833	$321,455
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$39,200	$24,372
Accrued payroll and related liabilities	10,343	14,378
Deferred revenue	24,366	24,809
Current portion of long-term debt and capital lease obligations	18,798	30,145
Total current liabilities	92,707	93,704
Notes payable and capital lease obligations, less current portion	116,523	117,384
Deferred tax liabilities	1,541	—
Other liabilities	2,813	1,124
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares - 225,000,000; issued and outstanding shares of 54,723,418 in 2014 and 53,763,871 in 2013	548	538
Class B Common Stock; $0.01 par value:
Authorized shares - 75,000,000; issued and outstanding shares of 4,901,245 in 2014 and 4,997,769 in 2013	49	50
Additional paid-in capital	345,191	340,814
Accumulated other comprehensive income	30	27
Accumulated deficit	(233,569)	(232,186)
Total stockholders’ equity	112,249	109,243
Total liabilities and stockholders’ equity	$325,833	$321,455

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Services	$67,350	$72,034	$196,671	$217,143
Systems	27,982	23,999	69,972	66,526
Total revenue	95,332	96,033	266,643	283,669

Direct costs of revenue
Direct cost of services revenue	36,758	39,573	107,357	121,096
Direct cost of systems revenue	22,668	20,677	50,346	55,402
Total direct cost of revenue	59,426	60,250	157,703	176,498

Services gross profit	30,592	32,461	89,314	96,047
Systems gross profit	5,314	3,322	19,626	11,124
Total gross profit	35,906	35,783	108,940	107,171

Operating expenses
Research and development expense	10,473	7,898	32,121	25,745
Sales and marketing expense	6,607	6,684	19,855	22,445
General and administrative expense	11,127	13,824	35,951	42,552
Depreciation and amortization of property and equipment	3,208	3,768	9,977	10,885
Amortization of acquired intangible assets	950	1,142	2,848	3,427
Total operating expenses	32,365	33,316	100,752	105,054

Income from operations	3,541	2,467	8,188	2,117

Interest expense	(2,007)	(2,173)	(6,237)	(6,126)
Amortization of deferred financing fees	(203)	(1,538)	(583)	(3,275)
Loss on early retirement of debt	-	(151)		(151)
Other income (expense), net	(688)	46	(551)	(62)
Net income (loss) before income taxes	643	(1,349)	817	(7,497)
Income tax (expense) benefit	(2,607)	1,194	(2,200)	4,642
Net loss	$(1,964)	$(155)	$(1,383)	$(2,855)

Net loss per share-basic and diluted	$(0.03)	$(0.00)	$(0.02)	$(0.05)

Weighted average shares outstanding-basic and diluted	59,586	58,687	59,356	58,574

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Comprehensive Loss

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(1,964)	$(155)	$(1,383)	$(2,855)
Other comprehensive income (loss):
Foreign currency translation adjustments	141	(3)	191	(13)
Unrealized loss on interest rate hedge	(127)	—	(127)	—
Unrealized gain (loss) on securities:
Arising during the period	(53)	24	(54)	(17)
Reclassification to net loss	—	(7)	(7)	(5)
Net unrealized gain (loss)	(53)	17	(61)	(22)

Other comprehensive income (loss)	(39)	14	3	(35)
Comprehensive loss	$(2,003)	$(141)	$(1,380)	$(2,890)

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net loss	$(1,383)	$(2,855)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,977	10,885
Stock-based compensation expense	4,561	5,294
Amortization of capitalized software development costs	895	5,532
Amortization of acquired intangible assets	2,848	3,427
Amortization of investment premiums and accretion of discounts, net	323	(65)
Deferred tax expense (benefit)	1,541	(4,642)
Loss on early retirement of debt	—	151
Amortization of deferred financing fees	583	3,275
Other non-cash adjustments	1,700	1,471
Changes in operating assets and liabilities:
Accounts receivable, net	688	25,453
Unbilled receivables	(15,059)	3,754
Inventory	2,434	273
Deferred project costs and other current assets	(1,892)	(760)
Other assets	(510)	(3,378)
Accounts payable and accrued expenses	2,407	70
Accrued payroll and related liabilities	(6,921)	(6,947)
Deferred revenue	(3,342)	(1,253)
Other liabilities	(443)	(1,059)
Subtotal - Changes in operating assets and liabilities	(22,638)	16,153
Net cash (used in) provided by operating activities	(1,593)	38,626

Investing activities:
Purchases of property and equipment	(3,381)	(8,995)
Cash received for business wind-down arrangement	15,016	—
Purchases of marketable securities	(24,432)	(7,795)
Proceeds from sale and maturity of marketable securities	12,948	5,749
Capitalized software development costs	(1,042)	(1,962)
Net cash used in investing activities	(891)	(13,003)

Financing activities:
Proceeds from bank and other borrowings	3,360	66,500
Payments on bank borrowings, notes payable, and capital lease obligations	(17,385)	(84,799)
Earn-out payment related to 2012 acquisition	(268)	—
Payments of tax withholdings on restricted stock	(833)	(457)
Proceeds from exercise of employee stock options and sale of stock	658	169
Net cash used in financing activities	(14,468)	(18,587)

Net increase (decrease) in cash	(16,952)	7,036
Cash and cash equivalents at the beginning of the period	41,904	36,623

Cash and cash equivalents at the end of the period	$24,952	$43,659

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(amounts in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2013 Annual Report on Form 10-K. The terms “TCS,” “Company,” “we,” “us,” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

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

Interest Rate Hedging Activity. To reduce the risk of variability of cash flows associated with changes in interest rates on a portion of our floating rate debt, we entered into an interest rate swap (“hedge” or “swap”) agreement with our principal bank during the third quarter of 2014. The interest rate swap is designated as a cash flow hedge and its effect is recognized on the consolidated balance sheets at fair value. We formally documented the relationship between the interest rate swap and the hedged bank debt, as well as the risk management objective and the strategy for using the hedging instrument. We assess whether the relationship is highly effective at offsetting changes in the fair value both at inception of the hedging relationship and on an ongoing basis. Unrealized gains and losses are recognized as a component of accumulated other comprehensive income (loss) to the extent that the hedge is effective at offsetting the change in the fair value of the hedged item, and realized gains and losses are recognized in interest expense.

Goodwill. Goodwill represents the excess of cost over the fair value of assets of acquired businesses. Goodwill is not amortized, but instead is evaluated for impairment in the fourth quarter of each year, or sooner should there be an indicator of impairment. We may assess qualitative factors to determine whether it is more likely than not an event or circumstance might indicate the fair value of the reporting unit is less than its carrying value. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower expected growth, among others. After completing our assessment of such qualitative factors, and if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step process. The first step requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. In the second step, the implied fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, would represent the amount of goodwill impairment.

Earnings per share. Basic net income (loss) per common share is based upon the average number of shares of common stock outstanding during the period. Stock options and restricted stock of 6,700 shares and 8,600 shares, respectively, for the three and nine months ended September 30, 2014 and 11,500 shares and 14,700 shares, respectively, for the three and nine months ended September 30, 2013, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

For the three and nine months ending September 30, 2014 and 2013, shares issuable upon conversion of convertible debt were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. Concurrent with the issuance of the convertible notes, we entered into convertible note hedge and warrant transactions. If the Company’s share price is greater than the warrant exercise price of $12.74 per share for any period presented, the warrants would be dilutive to the Company’s earnings per share. The convertible note hedge is excluded from the calculation of diluted earnings per share, as the impact is always considered anti-dilutive since the call option would be exercised by us when the exercise price is lower than the market price. For the three and nine months ending September 30, 2014 and 2013, the Company’s share price was less than the warrant exercise price of $12.74; therefore, no value was assigned to the warrants because the effect of their inclusion would have been anti-dilutive.

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

Recent Accounting Pronouncements. In August 2014, the Financial Accounting Standards Board ("FASB") issued new guidance for presentation of financial statements for going-concern, which addresses when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The amended guidance is not expected to have a material impact on our consolidated financial statements.

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

2. Stock-Based Compensation

Restricted Stock

We had 2,190 and 1,770 restricted stock units outstanding at a weighted-average grant date fair value per share of $2.42 and $2.75 as of September 30, 2014 and 2013, respectively. Total unrecognized share-based compensation expense is approximately $3,300 as of September 30, 2014 and 2013, which is expected to be recognized over a weighted-average period of approximately two years.

Stock Options

We had 16,142 and 17,506 stock options outstanding as of September 30, 2014 and 2013, respectively, of which 5,879 were “in-the-money” at September 30 2014. During the nine months ended September 30, 2014, we granted 2,123 options and 178 shares were exercised. Total unrecognized share-based compensation expense was approximately $4,600 and $6,700 as of September 30, 2014 and 2013, respectively, which is expected to be recognized over a weighted-average period of approximately three years.

Total Stock-Based Compensation

We recognized total share-based compensation expense of $1,361 and $1,503 in the third quarters of 2014 and 2013, respectively, and $4,561 and $5,294 in the nine month period ended September 30, 2014 and 2013, respectively.

3. Supplemental Disclosure of Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Property and equipment acquired under capital lease	$884	$1,351	$1,875	$3,524

Interest paid	$899	$556	$5,584	$3,919

Income taxes paid	$15	$36	$303	$326

4. Marketable Securities

Available-for-sale marketable securities at September 30, 2014:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$29,296	$20	$(43)	$29,273
Mortgage-backed and asset-backed securities	1,534	1	(3)	1,532
Agency bonds	300	—	(1)	299
Total marketable securities	$31,130	$21	$(47)	$31,104

The following table summarizes the estimated fair value of available-for-sale marketable securities by contractual maturity at September 30, 2014:

Fair Value
Due within 1 year or less	$11,353
Due after 1 through 5 years	18,219
Mortgage-backed securities not due in a single maturity date	1,532
$31,104

Available-for-sale marketable securities at December 31, 2013:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$18,798	$41	$(6)	$18,833
Mortgage-backed and asset-backed securities	1,170	1	—	1,171
Total marketable securities	$19,968	$42	$(6)	$20,004

The following table summarizes the estimated fair value of available-for-sale marketable securities by contractual maturity at December 31, 2013:

Fair Value
Due within 1 year or less	$6,248
Due after 1 through 5 years	13,449
Mortgage-backed securities not due in a single maturity date	307
$20,004

5. Fair Value Measurements

Our assets and liabilities subject to fair value measurements on a recurring basis and the required disclosures:

	Fair	Fair Value Measurements
	Value	Using Fair Value Hierarchy
As of September 30, 2014	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$24,952	$24,952	$—	$—
Corporate bonds	29,273	29,273	—	—
Mortgage-backed and asset-backed securities	1,532	1,532	—	—
Agency bonds	299	299	—	—
Marketable securities	31,104	31,104	—	—
Deferred compensation plan investments	1,226	1,226	—	—
Assets at fair value	$57,282	$57,282	$—	$—
Liabilities:
Interest rate swap	$127	—	$127	—
Deferred compensation	803	803	—	—
Liabilities at fair value	$930	$803	$127	$—

	Fair	Fair Value Measurements
	Value	Using Fair Value Hierarchy
As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$41,904	$41,904	$—	$—
Corporate bonds	18,833	18,833	—	—
Mortgage-backed and asset-backed securities	1,171	1,171	—	—
Marketable securities	20,004	20,004	—	—
Deferred compensation plan investments	1,003	1,003	—	—
Assets at fair value	$62,911	$62,911	$—	$—
Liabilities:
Deferred compensation	$637	$637	$—	$—
Contractual acquisition earn-outs	369	—	—	369
Liabilities at fair value	$1,006	$637	$—	$369

The carrying values of financial instruments, including accounts receivable, unbilled receivables, and accounts payable approximate their fair values due to their short-term maturities.

We hold marketable securities that are investment grade and are classified as available-for-sale. The securities include corporate bonds, agency bonds, and mortgage and asset-backed securities that are carried at fair market value based on quoted market prices.

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

The interest rate swap was valued based on forward curves observable in the market, using Level 2 inputs; see Note 11. The effectiveness of the interest rate swap is computed by comparing the present value of the cumulative change in the expected future cash flows of the variable leg of the swap and the present value of the cumulative change in the expected future variable interest payments designated in the hedging relationship.

The contractual acquisition earn-outs were part of the consideration paid for acquisitions. The fair value of the earn-outs was based on probability-weighted payouts under different scenarios, discounted using a discount rate commensurate with the risk. The following table provides a summary of the changes in the our contractual acquisition earn-outs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2014	$369
Fair value adjustment recognized in earnings	(101)
Settlements	(268)
Balance at September 30, 2014	$—

Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired using significant unobservable inputs and are classified as Level 3.

Long-term debt, excluding leases, consists of borrowings under Senior Credit Facilities, and 4.5% and 7.75% convertible senior notes; see Note 11. The long-term debt, excluding leases, is reported at the borrowed amounts outstanding. At September 30, 2014, the estimated fair value of long-term debt, excluding leases, was approximately $124,000 versus a carrying value of $125,390. At September 30, 2013, the estimated fair value of long-term debt, excluding leases, was approximately $129,000 versus a carrying value of $140,829. The estimated fair value is based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible, and are classified as Level 2.

There were no transfers in or out of Level 1, 2, or 3 (as defined in Note 1) during the nine months ended September 30, 2014.

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

The following tables set forth the results of our reportable segments and a reconciliation of segment gross profit to net loss:

	Three Months Ended September 30,
	2014			2013
	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$42,512	$24,838	$67,350	$37,217	$34,817	$72,034
Systems	4,101	23,881	27,982	6,502	17,497	23,999
Total revenue	46,613	48,719	95,332	43,719	52,314	96,033
Direct costs of revenue
Direct cost of services	16,695	20,063	36,758	15,855	23,718	39,573
Direct cost of systems	3,082	19,586	22,668	5,478	15,199	20,677
Total direct cost of revenue	19,777	39,649	59,426	21,333	38,917	60,250
Gross profit
Services gross profit	25,817	4,775	30,592	21,362	11,099	32,461
Systems gross profit	1,019	4,295	5,314	1,024	2,298	3,322
Total gross profit	$26,836	$9,070	$35,906	$22,386	$13,397	$35,783

	Nine Months Ended September 30,
	2014			2013
	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$115,102	$81,569	$196,671	$112,734	$104,409	$217,143
Systems	18,773	51,199	69,972	15,265	51,261	66,526
Total revenue	133,875	132,768	266,643	127,999	155,670	283,669
Direct costs of revenue
Direct cost of services	45,183	62,174	107,357	47,340	73,756	121,096
Direct cost of systems	9,346	41,000	50,346	13,195	42,207	55,402
Total direct cost of revenue	54,529	103,174	157,703	60,535	115,963	176,498
Gross profit
Services gross profit	69,919	19,395	89,314	65,394	30,653	96,047
Systems gross profit	9,427	10,199	19,626	2,070	9,054	11,124
Total gross profit	$79,346	$29,594	$108,940	$67,464	$39,707	$107,171

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total segment gross profit	$35,906	$35,783	$108,940	$107,171
Research and development expense	(10,473)	(7,898)	(32,121)	(25,745)
Sales and marketing expense	(6,607)	(6,684)	(19,855)	(22,445)
General and administrative expense	(11,127)	(13,824)	(35,951)	(42,552)
Depreciation and amortization of property and equipment	(3,208)	(3,768)	(9,977)	(10,885)
Amortization of acquired intangible assets	(950)	(1,142)	(2,848)	(3,427)
Interest expense	(2,007)	(2,173)	(6,237)	(6,126)
Amortization of deferred finance fees	(203)	(1,538)	(583)	(3,275)
Loss on early retirement of debt	—	(151)	—	(151)
Other income (expense), net	(688)	46	(551)	(62)
Net income (loss) before income taxes	643	(1,349)	817	(7,497)
Income tax (expense) benefit	(2,607)	1,194	(2,200)	4,642
Net loss	$(1,964)	$(155)	$(1,383)	$(2,855)

7. Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2014	2013
Component parts	$6,367	$7,710
Finished goods	1,089	2,180
Total inventory	$7,456	$9,890

8. Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development costs consisted of the following:

	September 30, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Acquired intangible assets and capitalized software development costs:
Acquired intangible assets, including customer lists	$31,176	$13,021	$18,155	$31,176	$10,173	$21,003
Capitalized software development costs	7,035	2,686	4,349	5,969	1,791	4,178
Total acquired intangible assets and capitalized software development costs	$38,211	$15,707	$22,504	$37,145	$11,964	$25,181

Estimated future amortization expense:

Year ending December 31, 2014	$1,188
Year ending December 31, 2015	4,987
Year ending December 31, 2016	4,791
Year ending December 31, 2017	3,977
Year ending December 31, 2018	2,955
Thereafter	4,606
Total estimated future amortization expense	$22,504

Software development costs:

For the three and nine months ended September 30, 2014, we capitalized $65 and $1,066, respectively, of software development costs after the point of technological feasibility had been reached but before the software was available for general release. For the three and nine months ended September 30, 2013, we capitalized $319 and $1,988 respectively, of software development costs. These costs are being amortized over their estimated useful lives beginning when the products are available for general release. We routinely update our estimates of the recoverability of the capitalized software product costs. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.

Goodwill:

The carrying amount of goodwill is as follows:

	Commercial	Government
	Segment	Segment	Total
Balance as of September 30, 2014 and December 31, 2013	$49,945	$54,296	$104,241

9. Concentrations of Credit Risk and Major Customers

The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our total revenue or receivables (billed and unbilled) are summarized in the following tables:

		% of Total Revenue For		% of Total Revenue For
		the Three		the Nine
		Months Ended		Months Ended
Percentage of total revenue:		September 30,		September 30,
Customer	Segment	2014	2013	2014	2013
U.S. Government agencies and departments	Government	26%	37%	21%	37%
Customer A	Commercial	18%	15%	16%	15%
Customer B	Commercial	<10%	<10%	<10%	<10%

Percentage of receivables (billed and unbilled) as of September 30:

Customer	Segment	2014	2013
U.S. Government agencies and departments	Government	33%	35%
Customer A	Commercial	<10%	18%
Customer B	Commercial	12%	14%

10. Line of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. On June 25, 2013, we closed on a new senior secured credit facility, as amended on June 9, 2014 (the “Senior Credit Facility” or “Credit Agreement”), with the Silicon Valley Bank and a syndicate of lenders. The Credit Agreement includes a revolving loan facility (“Revolving Loan Facility”) for up to $30,000 and matures on March 31, 2018. The principal amount outstanding under the Revolving Loan Facility is payable prior to or on the maturity date. Interest on the Revolving Loan Facility accrues at Eurodollar/LIBOR (beginning at L+3.75%) or Alternate Base Rate (“ABR”) (beginning at ABR +2.75%), which may be adjusted as provided in the Credit Agreement, payable monthly.

The Revolving Loan Facility includes two sub-facilities: (i) a $10,000 letter of credit sub-facility pursuant to which the bank may issue letters of credit, and (ii) a $5,000 swingline sub-facility.

As of September 30, 2014 and December 31, 2013, there were no borrowings under our Revolving Loan Facility, and we had $30,000 of unused borrowing availability.

11. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2014	2013
Senior credit facility	$64,188	$66,084
7.75% Convertible notes due 2018	50,000	50,000
4.5% Convertible notes due 2014	11,202	14,562
Promissory notes payable to microDATA sellers	—	4,809
Total long-term debt	125,390	135,455

Less: current portion	(14,494)	(25,089)
Non-current portion of long-term debt	$110,896	$110,366

Aggregate maturities of long-term debt at September 30, 2014 are as follows:

2014	$12,025
2015	3,292
2016	3,703
2017	5,349
2018	101,021
Total long-term debt	$125,390

Senior credit facilities

Our senior credit facilities under a June 25, 2013 agreement, as amended on June 9, 2014 (the “Senior Credit Facilities” or “Credit Agreement”) include (i) a $56,500 term loan A facility (“Term Loan A Facility”), and (ii) a $43,500 delayed draw term loan facility (“Delayed Draw Term Loan Facility”). The Senior Credit Facilities also include a $25,000 incremental loan arrangement subject to the Company’s future needs and bank approval, although no assurances can be given that this incremental loan amount will be available to us when and if needed. On July 23, 2014, we borrowed $3,360 under our Delayed Draw Term Loan Facility and the proceeds were used towards the retirement of a portion of our 4.5% Convertible Senior Notes. On November 3, 2014, we used $11,202 of the Delayed Draw Term Loan Facility to retire the remaining 4.5% Convertible Senior Notes. Under the agreement, $18,938 of the remaining Delayed Draw Term Loan Facility may be available to us in the second quarter of 2015 subject to our meeting certain financial covenants. Any amount of the Delayed Draw Term Loan Facility not drawn on April 30, 2015 will expire unused. The Credit Agreement provides that the banks hold at least $35,000 of the Company’s cash and marketable securities until December 15, 2015.

Interest Rate Hedging Activities

In August 2014, we entered into an interest rate swap agreement with our principal bank. Its $32,094 initial notional amount represents about half of the outstanding balances of the floating rate Term Loan A Facility and the Delayed Term Loan Facility to reduce the variability of interest expense due to changes in interest rates. The interest rate swap results in us paying a fixed rate of 5.165% on the notional amount of the swap until its June 25, 2018 maturity. The notional amount of the swap will change over time to reflect approximately 50% of the outstanding expected Term Loan A Facility and Delayed Draw Term Loan Facility balances. Interest rate reset and interest rate payment dates mirror those of the underlying Term Loan A Facility and Delayed Draw Term Loan Facility. The swap is expected to exactly offset changes in expected cash flows due to fluctuations in the one month LIBOR rate over the term of the hedge. The interest rate swap fair value as of September 30, 2014 was a $127 liability. For the three months ended September 30, 2014, the hedge was highly effective and no gains or losses were recognized in earnings.

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

Future minimum payments under capital lease obligations consisted of the following at September 30, 2014:

2014	$1,342
2015	4,377
2016	2,838
2017	1,725
2018	307
Total minimum lease payments	10,589
Less: amounts representing interest	(658)
Present value of net minimum lease payments (including current portion of $4,304)	$9,931

13. Income Taxes

We reported income tax expense of $2,607 and $2,200 for the three and nine months ended September 30, 2014, respectively,  compared to $1,194 and $4,642 of income tax benefits for the three and nine months ended September 30, 2013, respectively, (before our fourth quarter 2013 recording of a valuation allowance against all deferred tax assets.) As of September 30, 2014, we continued to provide a valuation allowance for all federal and some state deferred tax assets. The Company continually evaluates facts representing both positive and negative evidence in the determination of its ability to realize the deferred tax assets reported in footnotes to the annual financial statements. In the third quarter of 2014, we completed our reconciliation of the 2013 income tax return to the 2013 tax provision. As part of our reconciliation we identified an error in the calculation of our prior year valuation allowance of $1,300 while such error was deemed immaterial to our prior year financials, we corrected the effect of that error and updated our estimate of the effect of recoverability of net operating loss carryforward benefits associated with book/tax differences in goodwill accounting, resulting in the recording of a noncash accrual in the quarter of a net deferred tax liability.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

14. Commitments and Contingencies

Some customers seek indemnification under their contractual arrangements with the Company for claims and other costs associated with defending lawsuits alleging infringement of patents through their use of our products and services, and the use of our products and services in combination with products and services of other vendors. In some cases we have agreed to assume the defense of the case. In others, the Company will negotiate with these customers in good faith because the Company believes its technology does not infringe the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. The Company cannot predict the outcome of such matters and the resolutions could have a material effect on our consolidated results of operations, financial position, or cash flows. Due to the inherent difficulty of predicting the outcome of litigation and other legal proceedings and uncertainties regarding the Company’s existing litigation and other legal proceedings, the Company is unable to estimate the amount or range of reasonably possible loss in excess of amounts accrued. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company’s consolidated financial statements in a future fiscal period.

The application and interpretation of applicable state and local sales and other tax laws to certain of our service and system offerings in certain jurisdictions is uncertain. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that the liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted if necessary. At September 30, 2014, the Company is subject to an ongoing state and local tax audit by the Washington State Department of Revenue. As this and other tax audits progress in the normal course of business, the Company will review and adjust a provision for loss as appropriate.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe,” “intend,” “expect,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that indemnification claims should not have a material effect on our results of operations; (b) regarding our expectations with regard to our Senior credit facility, notes, notes hedge transactions and interest rate hedging activity; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months; (d) relating to our backlog; (e) that we believe that capitalized software development costs will be recoverable from future gross profits; (f) regarding our expectations with regard to income tax assumptions and future stock-based compensation expenses; (g) regarding our assumptions related to goodwill; (h) that a significant underperformance relative to historical or projected future operating results, significant change in the manner of our use of acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired; (i) relating to our research and development spending; (j) our belief that the declines in 2014 to date mainly reflect the timing of the funding of government programs for which our company is a service and system provider; and (k) our expectations that we have sufficient funds to complete the wind-down of the acquired location-based application business.

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

Overview

TeleCommunication Systems, Inc. develops and delivers highly reliable and secure wireless communication technology, the development of which has led to ownership of 373 patents and about 300 patent applications as of September 30, 2014. We deliver cellular network computing services that include public safety solutions for 9-1-1 call delivery, precision location platforms, and applications that include navigation, locator applications and text messaging, as well as secure wireless communications systems and professional services, including cybersecurity training and technology for defense and other government customers. Customers use our “mobile cloud” software functionality through connections to and from network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or other metrics. We do business with the U.S. federal government as a prime contractor under major technology contract vehicles, as well as state, local and foreign government entities. We also monetize our intellectual property portfolio via patent sales and licensing of the technology as well as incorporation of our inventions in our deliverables.

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

—	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenue outstanding as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue by Segment

Commercial Segment

	Three Months				Nine Months
	Ended September 30,		2014 vs. 2013		Ended September 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
Services revenue	$42.5	$37.2	$5.3	14%	$115.1	$112.7	$2.4	2%
Systems revenue	4.1	6.5	(2.4)	(37%)	18.8	15.3	3.5	23%
Total Commercial Segment revenue	46.6	43.7	2.9	7%	133.9	128.0	5.9	5%

Direct cost of services	16.7	15.8	0.9	6%	45.2	47.3	(2.1)	(4%)
Direct cost of systems	3.1	5.5	(2.4)	(44%)	9.4	13.2	(3.8)	(29%)
Total Commercial Segment cost of revenue	19.8	21.3	(1.5)	(7%)	54.6	60.5	(5.9)	(10%)

Services gross profit	25.8	21.4	4.4	21%	69.9	65.4	4.5	7%
Systems gross profit	1.0	1.0	—	NM	9.4	2.1	7.3	348%
Total Commercial Segment gross profit[1]	$26.8	$22.4	$4.4	20%	$79.3	$67.5	$11.8	17%
Segment gross profit as a percentage of revenue	58%	51%			59%	53%
[1]	See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements

NM = Not Meaningful

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Our commercial services revenue is generated from hosting and maintaining software and networks for 9-1-1 service for wireless and VoIP service providers and operators of next generation 9-1-1 (“NG9-1-1”) infrastructure (mainly state and local governments), as well as hosting and maintaining applications and infrastructure software for Location-Based Services (“LBS”) and text messaging platform software. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Hosted LBS service and E9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Safety Answering Points (“PSAPs”), or the number of customer subscribers or sessions using our technology. Subscriber service revenue is generated by client software applications for wireless subscribers, generally on a per-subscriber per-month basis. We also earn services revenue through nonrecurring engineering (“NRE”) custom software development contracts. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Services also include custom software development, implementation, and related service projects under time and materials or fixed-fee contracts, which are reported using percentage-of-completion accounting.

Third quarter 2014 commercial services revenue was $5.3 million, or 14% higher than the third quarter of 2013 due mainly to a one-time $4.7 million payment by a navigation applications customer resulting from the resolution of a dispute and related adjustment for volume of past services provided. For the nine months ended September 30, 2014 commercial services revenue was $2.4 million, or 2% higher, compared to the nine months ended September 30, 2013 due to recognizing $4.7 million from a favorable adjustment to application subscriber-based revenue, an 8% increase in platform services revenue, offset by lower other application services and non-recurring project work revenue in 2014.

The direct cost of our commercial services revenue consists primarily of compensation and benefits, licensed location-based application content, network access, data feed and circuit costs for network operation centers and co-location facilities, and equipment and software maintenance. For the three and nine months ended September 30, 2013, the direct cost of services also included amortization of acquired and capitalized software development costs of $0.6 million and $1.8 million, respectively. There was no amortization of software development costs for the three and nine months ended September 30, 2014 as a result of the write-down of amortizable intangible assets in the fourth quarter of 2013.

Third quarter 2014 direct cost of services revenue was 6% or $0.9 million higher than in third quarter 2013 due to $0.9 million of costs associated with the dispute settlement reflected in the quarter’s revenue. In the nine months ended September 30, 2014 direct cost of services revenue was $2.1 million, or 4%, lower than during the same period in 2013, reflecting lower labor and direct costs related to custom development efforts and cost control, offset by the additional $0.9 million of costs related to the non-recurring navigation application subscriber revenue.

Commercial services gross profit for the three and nine months ended September 30, 2014 increased by $4.4 million and $4.5 million, respectively, compared to the corresponding 2013 periods due to the factors referenced above.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

Commercial systems revenue results from our sales to wireless carriers and state and local governments incorporating our licensed software for enablement of 9-1-1 call routing and computer-aided responder dispatch, including next generation NG9-1-1 technology and location-based wireless services and text messaging. It also includes revenue from the sale of patents and licensing of our intellectual property including payments for past patent infringement liabilities, upfront and non-refundable license fees, and royalty fees. In all cases, revenue from the licensing of our intellectual property is recognized when all four of the revenue recognition criteria are met. Revenue from our larger NG9-1-1 deployments incorporating our software and third party components is recognized as long term contracts using percentage of completion accounting. License prices for our carrier software are generally a function of its volume of usage in our customers’ networks during the relevant period.

Third quarter 2014 commercial systems revenue was $2.4 million, or 37% less than the third quarter 2013 as a result of $2.1 million lower platforms revenue and $1.3 million lower intellectual property monetization revenue, offset by a $0.9 million increase in NG9-1-1 systems deployment revenue. During the nine months ended September 30, 2014 commercial systems revenue was 23% or $3.5 million higher than the same period in 2013 from increases in NG9-1-1 technology offset by lower intellectual property monetization revenue and a slight decrease in location-based systems revenue.

The direct cost of commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, consulting fees, as well as the amortization of acquired and capitalized software development.

Direct cost of systems revenue was $2.4 million, or 44%, and $3.8 million, or 29%, lower respectively, in the three and nine months ended September 30, 2014 from the same 2013 periods, as software development cost amortization in 2014 was about $1 million and $2.7 million lower than in 2013 as a result of the write-down of intangible assets in the fourth quarter of 2013, and reflecting lower labor and direct costs related to custom development efforts and cost control.

Third quarter 2014 commercial systems gross profit was flat compared to the third quarter of 2013, and up $7.3 million in the nine months ended September 30, 2014 over the comparable period in 2013, reflecting higher revenue from deployment of NG9-1-1 and platform systems, cost control, and less amortization of software development costs. As a percentage of revenue, gross profit was higher in 2014 due to the impact of non-variable costs on the larger revenue base partially offset by the decrease in intellectual property monetization revenue for the third quarter of 2014 versus 2013.

Government Segment

	Three Months				Nine Months
	Ended September 30,		2014 vs. 2013		Ended September 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
Services revenue	$24.8	$34.8	$(10.0)	(29%)	$81.5	$104.4	$(22.9)	(22%)
Systems revenue	23.9	17.5	6.4	37%	51.2	51.3	(0.1)	NM
Total Government Segment revenue	48.7	52.3	(3.6)	(7%)	132.7	155.7	(23.0)	(15%)

Direct cost of services	20.0	23.8	(3.8)	(16%)	62.1	73.8	(11.7)	(16%)
Direct cost of systems	19.6	15.2	4.4	29%	41.0	42.2	(1.2)	(3%)
Total Government Segment cost of revenue	39.6	39.0	0.6	2%	103.1	116.0	(12.9)	(11%)

Services gross profit	4.8	11.0	(6.2)	(56%)	19.4	30.6	(11.2)	(37%)
Systems gross profit	4.3	2.3	2.0	87%	10.2	9.1	1.1	12%
Total Government Segment gross profit[1]	$9.1	$13.3	$(4.2)	(32%)	$29.6	$39.7	$(10.1)	(25%)
Segment gross profit as a percentage of revenue	19%	25%			22%	25%
[1]	See discussion of segment reporting in Note 6 to the accompanying unaudited consolidated financial statements.

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

Third quarter 2014 government services revenue was $10.0 million, or 29% lower than the third quarter 2013 as a result of about 50% lower professional services revenue resulting from the draw-down of Afghanistan field support personnel, partly offset by a 14% increase in cyber security services. In the nine months ended September 30, 2014, government services revenue was $22.9 million, or 22% lower than the nine months ending September 30, 2013 due to about 40% less field support and maintenance and in-building wireless service business, offset by 10% higher cyber security training revenue and 35% higher global satellite and ground station support services revenue.

Direct cost of government services revenue consists of compensation, benefits, and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs were lower in the three and nine months ended September 30, 2014 compared to the same periods in 2013 which is correlated with the decline in volume of revenue.

Our gross profit from government services was $6.2 million, or 56% and $11.2 million, or 37% lower in the three and nine month periods ended September 30, 2014, respectively, versus 2013 due mainly to lower volume and margins in field support work.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from the sale of secure wireless communication systems, and the integration of these systems into customer networks. Our government systems revenue also includes electronic components sold mainly to domestic and foreign space programs.

Government systems revenue increased $6.4 million, or 37%, in the three months ended September 30, 2014 as compared to the same periods in 2013 due to 45% higher deployable communication system sales systems and 8% higher revenue from electronic components. Government systems revenue was about the same for the nine months ended September 30, 2014 compared to the same periods in 2013.

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

Our government systems gross profit increased $2.0 million, or 87% in the 2014 third quarter, and $1.1 million, or 12% in the nine months ended September 30, 2014, compared to the same periods in 2013 due mainly to the higher components volume and adjusted pricing. Government systems gross profit as a percentage of revenue was 18% and 20% for the three and nine months ended September 30, 2014, and was 13% and 18% for the three and nine months ended September 30, 2013, respectively.

Revenue Backlog

We had unfilled orders, or funded contract and total backlog at September 30, as follows:

			2014 vs. 2013
($ in millions)	2014	2013	$	%
Funded backlog:
Commercial Segment	$ 210.7	$ 224.3	$ (13.6)	(6%)
Government Segment	75.3	77.6	(2.3)	(3%)
Total funded contract backlog	$ 286.0	$ 301.9	$ (15.9)	(5%)

Expected to be realized within next 12 months	$ 173.4	$ 174.2	$ (0.8)	NM

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

Operating Expenses

Research and development expense:

	Three Months				Nine Months
	Ended September 30,		2014 vs. 2013		Ended September 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
Research and development expense	$ 10.5	$ 7.9	$ 2.6	33%	$ 32.1	$ 25.7	$ 6.4	25%
% of total revenue	11%	8%			12%	9%

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

R&D expense was $2.6 million and $6.4 million higher for the three and nine months ended September 30, 2014, respectively, than for the same periods in 2013, reflecting more expenditures on R&D projects related to 9-1-1, ground terminal products and components, and commercial software. The total of capitalized and expensed R&D spending for the nine months ended September 30, 2014 was about the same as the comparable 2013 periods. In addition to company deliverables, our R&D expenditures and acquisitions have yielded a portfolio of 373 patents as of September 30, 2014, and about 300 patent applications pending. We are executing a program of monetizing this portfolio through patent and license sales and other arrangements with partners and licensees.

Sales and marketing expense:

	Three Months				Nine Months
	Ended September 30,		2014 vs. 2013		Ended September 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
Sales and marketing expense	$ 6.6	$ 6.7	$ (0.1)	(1%)	$ 19.8	$ 22.5	$ (2.7)	(12%)
% of total revenue	7%	7%			7%	8%

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

Sales and marketing expenses were flat for the three months ended September 30, 2014 compared to the same period in 2013.  Sales and marketing expenses were $2.7 million lower for the nine months ended September 30, 2014 compared to the same periods in 2013, respectively.  The reductions in spending for the nine months ended September 30, 2014, reflect decreases in personnel and travel expenses starting in the third quarter of 2013.

General and administrative expense:

	Three Months				Nine Months
	Ended September 30,		2014 vs. 2013		Ended September 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
General and administrative expense	$ 11.2	$ 13.9	$ (2.7)	(19%)	$ 36.0	$ 42.6	$ (6.6)	(15%)
% of total revenue	12%	14%			14%	15%

General and administrative (“G&A”) expense primarily represents management, finance, legal (including intellectual property management), human resources, and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities, and other facilities costs which are expensed as incurred.

G&A expense was $2.7 million and $6.6 million lower in the three and nine months ended September 30, 2014 compared to the same periods in 2013 reflecting efficiency improvements including personnel cost reductions associated with second half of 2013 actions.

Depreciation and amortization of property and equipment:

	Three Months				Nine Months
	Ended September 30,		2014 vs. 2013		Ended September 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
Depreciation and amortization of property and equipment	$ 3.2	$ 3.8	$ (0.6)	(16%)	$ 10.0	$ 10.9	$ (0.9)	(8%)
Average gross cost of property and equipment during the period	$ 115.8	$ 131.1			$ 114.8	$ 126.8

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

Depreciation expense decreased year-over-year due to the effect of our 2013 impairment charges on the remaining depreciable base, partly offset by the depreciation on additions to property and equipment since the first quarter of 2014.

Amortization of acquired intangible assets:

	Three Months				Nine Months
	Ended September 30,		2014 vs. 2013		Ended September 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
Amortization of acquired intangible assets	$ 0.9	$ 1.1	$ (0.2)	(18%)	$ 2.8	$ 3.4	$ (0.6)	(18%)

Acquired intangible assets are amortized over their estimated useful lives of four to nineteen years. Amortization of acquired intangible assets was lower in the three and nine months ended September 30, 2014 compared to the same periods in 2013 because the lower accounting basis following a fourth quarter 2013 write-down.

Interest expense:

	Three Months				Nine Months
	Ended September 30,		2014 vs. 2013		Ended September 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
Interest expense on bank and other notes payable	$ 0.8	$ 0.8	$ —	—	$ 2.4	$ 2.1	$ 0.3	14%
Interest expense on convertible note financing	1.1	1.3	(0.2)	(15%)	3.4	3.6	(0.2)	(6%)
Interest expense on capital lease obligations	0.1	0.1	—	—	0.4	0.4	—	—
Amortization of deferred financing fees	0.2	1.5	(1.3)	(87%)	0.6	3.3	(2.7)	(82%)
Total interest and financing expense	$ 2.2	$ 3.7	$ (1.5)	(41%)	$ 6.8	$ 9.4	$ (2.6)	(28%)

Interest expense is incurred under bank and other notes payable, convertible note financing, and capital lease obligations. Financing expense amortization results from deferral of costs incurred at the time of contracting for financing facilities, which are then amortized over the terms of the facilities.

Interest and financing expenses were lower in the three and nine months ended September 30, 2014 compared to the same periods in 2013 due mainly to lower amortization of deferred financing fees reflecting the write-off of deferred 2012 bank term loan-related expenses and prorated write-off of deferred 4.5% convertible note financing fees as those notes have been retired. Interest on our convertible note financings decreased slightly in the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to lower outstanding borrowings during the periods, partly offset by the effect of a higher average rate. For the nine months ended September 30, 2014 interest on our bank and other notes payable was $0.3 million higher than for the same period in 2013 due to a higher average borrowing balance on our Senior Credit Facility, offset by lower interest on seller notes as payments were made. Further financing details are in the Liquidity and Capital Resources section below.

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

Income taxes:

As of September 30, 2014, the Company continued to provide a valuation allowance for all federal and some state deferred tax assets as management’s evaluation that the Company’s ability to realize such deferred tax assets did not meet the “more likely than not” criteria. The Company continually evaluates facts representing both positive and negative evidence in the determination of its ability to realize the deferred tax assets reported in footnotes to the annual financial statements. For the nine months ended September 30, 2014, we have recorded tax expense of $2.2 million, substantially all of which is noncash accrual of deferred liability. In the third quarter of 2014, we completed our reconciliation of the 2013 income tax return to the 2013 tax provision. As part of our reconciliation we identified an error in the calculation of our prior year valuation allowance of $1.3 million while such error was deemed immaterial to our prior year financials, we corrected the effect of that error and updated our estimate of the effect of recoverability of net operating loss carryforward benefits associated with book/tax differences in goodwill accounting, resulting in the recording of a noncash accrual in the quarter of a net deferred tax liability.

Net loss:

	Three Months				Nine Months
	Ended September 30,		2014 vs. 2013		Ended September 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%	2014	2013	$	%
Net income (loss):	$ (2.0)	$ (0.2)	$ (1.8)	(900%)	$ (1.4)	$ (2.9)	$ 1.5	52%

Net loss was $1.8 million higher in the three months ended September 30, 2014, compared to the same period in 2013, mainly due to personnel cost reductions in the second half of 2013, and a decrease in interest expense due to the debt 2013 refinancing and by  the increase in income tax expense. Net loss was $1.5 million lower in the nine months ended September 30, 2014, compared to the same period in 2013 mainly due to personnel cost reductions in the second half of 2013, efficiency improvements, less interest expense due to the 2013 debt refinancing offset by an increase income tax provision, and other factors discussed above.

Liquidity and Capital Resources

	Nine Months
	Ended September 30,		2014 vs. 2013
($ in millions)	2014	2013	$	%
Net cash and cash equivalents provided by/(used in):
Operating activities:
Net loss	$(1.4)	$(2.9)	$1.5	52%
Non-cash charges	20.7	30.0	(9.3)	(31%)
Deferred income tax provision	1.5	(4.6)	6.1	133%
Net changes in working capital, including changes in other assets	(22.4)	16.1	(38.5)	(239%)
Net operating activities	(1.6)	38.6	(40.2)	(104%)
Investing activities:
Purchases of property and equipment	(5.3)	(12.5)	7.2	58%
Capital purchases funded through leases	1.9	3.5	(1.6)	(46%)
Purchases of property and equipment, net of assets funded through leases	(3.4)	(9.0)	5.6	62%
Capitalized software development costs	(1.0)	(1.9)	0.9	47%
Proceeds from (purchases of) marketable securities, net	(11.5)	(2.1)	(9.4)	(448%)
Cash received for location business wind-down arrangement	15.0	—	15.0	100%
Net investing activities	(0.9)	(13.0)	12.1	93%
Financing activities:
Payments on long-term debt and capital leases	(17.4)	(84.8)	67.4	79%
Proceeds from bank and other debt borrowings	3.4	66.5	(63.1)	(95%)
Earn-out payment	(0.3)	—	(0.3)	NM
Other financing activities	(0.2)	(0.3)	0.1	33%
Net financing activities	(14.5)	(18.6)	4.1	22%
Net change in cash and cash equivalents	$(17.0)	$7.0	$(24.0)	(343%)
Days revenue outstanding in accounts receivable, including unbilled receivables	75	72

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, debt and capital leases, and issuance of public equity.

Sources and uses of cash: At September 30, 2014, our cash and marketable securities balance was $56.1 million, down from $60.4 million at September 30, 2013 and down from $63.5 million at the beginning of the quarter. At September 30, 2014, our liquidity also included $30 million of unused borrowing availability under our Revolving Loan Facility and $11.2 million of undrawn bank Delayed Draw Term Loan Facility under our Senior Credit Facilities for retirement of remaining convertible notes due November 1, 2014. Additionally up to $18.9 million Delayed Draw Term Loan Facility may be available in the second quarter of 2015 for general corporate purposes if certain covenant requirements are met. Income recognized during the nine months ended September 30, 2014 is not subject to current income taxes due to the use of loss carryforwards generated in prior years. Debt, net of cash and securities, was $79.2 million at September 30, 2014 down from $91.5 million at September 30, 2013.

Operations: Cash used in operating activities was $1.6 million for the nine months ended September 30, 2014 compared to cash provided by $38.6 million for the nine months ended September 30, 2013. Changes in working capital were due to the timing of billings, collections, and vendor payments.

Investing activities: In the nine months ended September 30, 2014, we invested an additional $11.5 million in investment grade marketable securities classified as available-for-sale. In the nine months ended September 30, 2014, in connection with acquiring a small location-based application business serving customers in Europe and the Middle East under a plan to wind-down its separate operations, the seller provided $15 million of funding, which we expect to be sufficient to complete the wind-down over a period of two years or less. For the nine months ended September 30, 2014 and 2013 fixed asset additions were $5.3 million and $12.5 million, respectively, and investments in development of software for resale which had reached the stage of development calling for capitalization were $1 million and $1.9 million, respectively.

Financing activities: In the nine months ended September 30, 2014, we made $17.4 million in scheduled payments on bank and capital lease borrowings including our final promissory note installment of $4.8 million to the sellers of microDATA, and made our final $0.3 million microDATA earn-out payment. During the three month period ended September 30, 2014, we repurchased $3.4 million of our 4.5% Convertible Senior Notes which was financed using our Delayed Draw Term Loan Facility. We funded $1.9 million and $3.5 million, respectively, of fixed asset additions under capital leases during the nine months ended September 30, 2014 and 2013.

Senior debt: The Company has borrowing capacity under our $130 million Senior Credit Facilities (the “Senior Credit Facilities” or “Credit Agreement”) in accordance with a June 25, 2013 agreement, as amended June 9, 2014. The Senior Credit Facilities include (i) a $56.5 million term loan A facility (“Term Loan A Facility”), (ii) a $43.5 million delayed draw term loan facility (“Delayed Draw Term Loan Facility”), and (iii) a $30 million revolving loan facility (“Revolving Loan Facility”).The Senior Credit Facilities also include a $25 million incremental loan arrangement subject to the Company’s future needs and bank approval, although no assurance can be given that this incremental loan amount will be available to us when and if needed. November 3, 2014, we used $11.2 million of the Delayed Draw Term Loan Facility to retire the remaining 4.5% Convertible Senior Notes. Under the agreement, $18.9 million of the remaining Delayed Draw Term Loan Facility will be available to us in the second quarter of 2015 subject to the Company meeting certain financial covenants. Any amount of the Delayed Draw Term Loan Facility not drawn on April 30, 2015 will expire unused. The banks will hold at least $35 million of the Company’s cash and marketable securities until December 15, 2015. No changes were made to the pricing of any of the loans or the amount we may borrow under the $30 million Revolving Loan Facility.

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

Borrowings under the Term Loan A Facility, the Revolving Loan Facility or the Delayed Draw Term Loan Facility may be at rates based on the Eurodollar/LIBOR (beginning at L +3.75%) or ABR (beginning at ABR + 2.75%), which may be adjusted as provided in the Credit Agreement. The Term Loan A Facility, the Delayed Draw Term Loan Facility, and the Revolving Loan Facility have a maturity date of March 31, 2018, unless extended as provided in the Credit Agreement. Beginning October 1, 2013, the Term Loan A Facility and the Delayed Term Loan Facility are to be paid in consecutive quarterly installments of $0.4 million on the first day of each fiscal quarter, increasing to $0.8 million in the quarter ending December 31, 2014, to $1.2 million in the quarter ending December 31, 2016, and to $1.6 million in the quarter ending December 31, 2017, with the remaining principal due at maturity. Additional Delayed Draw Term Loan Facility borrowings would be repaid on the same dates and in the same proportions as the Term Loan A Facility and the existing Delayed Draw Term Loan Facility borrowings, with the remaining principal due at maturity. The Senior Credit Facilities are also subject to possible mandatory repayments from excess cash flow and other sources, such as net cash proceeds of debt or equity issuances, asset sales, casualty insurance claims, and other recovery events as described in the Credit Agreement. A repayment of $3.9 million from excess cash flow and other sources was paid on April 1, 2014. During the continuance of an event of default, at the request of the required lenders, all outstanding loans shall bear interest at a rate per annum equal to the rate that would otherwise be applicable thereto plus 2%, and shall be payable from time to time on demand.

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

Interest Rate Hedging Activities: In August 2014, we entered into an interest rate swap agreement with a $32.1 million initial notional amount representing approximately 50% of the outstanding balances of the Term Loan A Facility and the Delayed Term Loan Facility to reduce the variability of cash interest payments due to changes in the interest rates. The interest rate swap results in us paying a fixed rate of 5.165% on the notional amount of the swap until its June 25, 2018 maturity. The notional amount of the swap changes over its term to reflect approximately 50% of the outstanding expected Term Loan A Facility and Delayed Draw Term Loan Facility balances. Interest rate reset and interest rate payment dates mirror those of the underlying Term Loan A and Delayed Draw Term Loans. The swap is expected to exactly offset changes in expected cash flows due to fluctuations in the one month LIBOR rate over the term of the hedge for the portion of our debt equal to the notional amount. The interest rate swap fair value as of September 30, 2014 was a $0.1 liability. For the three months ended September 30, 2014, the hedge was highly effective and no gains or losses were recognized in earnings.

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

4.5% Convertible Notes: In 2009, we sold $103.5 million of 4.5% Convertible Senior Notes due 2014. We have since retired $42.3 million, including $3.4 million retired in the third quarter of 2014, and exchanged $50 million of the notes so that the remaining balance outstanding is $11.2 million at September 30, 2014. On November 3, we used the additional funding available through our Delayed Term Loan Facility to retire the outstanding balance of the 2014 Notes. The 2014 Notes are not registered and were offered under Rule 144A of the Securities Act of 1933. Concurrent with the issuance of the 2014 Notes, we entered into convertible note hedge transactions and warrant transactions, also detailed below, that were intended to reduce the potential dilution associated with the conversion of the 2014 Notes. Holders may convert the 2014 Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate is equivalent to a conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions which will terminate upon retirement of the 2014 Notes, described below, is an increase in the effective conversion premium of the 2014 Notes to $12.74 per share.

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

Contractual Commitments

As of September 30, 2014, our most significant commitments are term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. Our commitments consisted of the following:

	Within 12	1-3	3-5	More Than
($ in millions)	Months	Years	Years	5 Years	Total
7.75% Convertible notes obligation due 2018	$3.9	$7.8	$53.9	$—	$65.6
4.5% Convertible notes obligation due 2014	11.4	—	—	—	11.4
Senior credit facility[1]	5.7	12.7	53.7	—	72.1
Operating leases	6.5	14.4	2.8	0.8	24.5
Purchase obligations	14.8	2.3	—	—	17.1
Capital lease obligations	4.8	5.8	—	—	10.6
Total contractual commitments	$47.1	$43.0	$110.4	$0.8	$201.3

1The cash payments due for Senior credit facility include estimated interest payments based on the LIBOR plus a fixed spread that were effective at the balance sheet date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to our interest rate or our foreign currency risk as described in Item 7A of our 2013 Annual Report on Form 10-K, except that the interest rate risk on about $32.1 million of our floating rate bank debt has now been hedged via the swap agreement described in Note 1.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2014.

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

Some customers seek indemnification under their contractual arrangements with the Company for claims and other costs associated with defending lawsuits alleging infringement of patents through their use of our products and services, and the use of our products and services in combination with products and services of other vendors. In some cases we have agreed to assume the defense of the case. In others, the Company will negotiate with these customers in good faith because the Company believes its technology does not infringe the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. The Company cannot predict the outcome of such matters and the resolutions could have a material effect on our consolidated results of operations, financial position, or cash flows. Due to the inherent difficulty of predicting the outcome of litigation and other legal proceedings and uncertainties regarding the Company’s existing litigation and other legal proceedings, the Company is unable to estimate the amount or range of reasonably possible loss in excess of amounts accrued. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more pending litigation or other contingencies could have a material adverse effect on the Company’s consolidated financial statements in a future fiscal period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November 2014.

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
Maurice B. Tosé November 10, 2014

/S/ THOMAS M. BRANDT, JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas M. Brandt, Jr. November 10, 2014