Form 10-K
period 2014-12-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2015-03-13
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act):    Yes  ☐    No   ☑

As of June 30, 2014, the aggregate market value of the Class A Common Stock held by non-affiliates, as reported on the NASDAQ Global Market, was approximately $155,083,244.*

As of March 5, 2015 there were 55,862,326 shares of Class A Common Stock and 4,801,245 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2015	Part III

* Excludes 7,388,941 shares of Class A Common Stock and 4,997,769 shares of Class B Common Stock deemed to be held by stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2014. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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
(v)

we believe that our expertise in the areas of 9-1-1, location-based and messaging services, and secure satellite communications can be leveraged to provide the needed wireless infrastructure for the U.S. Departments of Homeland Security and Commerce, and we are pursuing opportunities to provide such products and services;

(vi)	we believe we have invented to enable key features of the location services, wireless text alerts, Short Message Service Center, mobile-originated data and E9-1-1 network software;
(vii)	we believe relations with our employees are good;
(viii)

we believe our technology does not infringe the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation, and that we believe we should not incur any material liabilities from customer indemnification requests;

(ix)

we believe the assumptions and estimates we have made regarding our valuation of certain of the intangible assets are reasonable and that unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results;

(x)	that we believe our capitalized research and development expense will be recoverable from future gross profits generated by the related products;
(xi)

we believe we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, amounts available under our existing debt capacity, additional borrowings or from the issuance of additional securities;

(xii)

we believe we have sufficient capital resources including cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital and capital expenditure and debt services needs for the next twelve months;

(xiii)	we expect our deployable communication system terminals will be provided more broadly in the U.S. military;
(xiv)	steep growth in spending to the multi-billion dollar level by U.S. federal agencies on cyber initiatives are expected over the next five years;
(xv)	while we expect our revenue from messaging to continue declining, text messaging continues to be the most popular type of messaging for mobile users;
(xvi)

we expect that we will continue to compete primarily on the basis of the functionality, breadth, time to market, ease of integration, price, and quality of our products and services, as well as our market experience, reputation, and price;

(xvii)	we expect to realize revenue from our backlog;
(xviii)

a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth, among others, may indicate an impairment of our goodwill;

(xix)	our methods used to value our goodwill and long-lived assets and our exercise of significant judgment in those matters are reasonable;

(xx)	our estimated amounts of future non-cash stock compensation are reasonable or appropriate;
(xxi)	our assumptions and expectations related to income taxes and deferred tax assets are appropriate;
(xxii)	our expectations relating to our R&D spending are reasonable and appropriate;
(xxiii)	we do not expect that the adoption of new accounting standards to have a material impact on the company’s financial statements;
(xxiv)	our expectations with regard to our senior credit facility, notes and notes hedge transactions are reasonable;
(xxv)	we plan to provide technology solutions to a broadening body of U.S. federal, state and local, and international government customers;
(xxvi)	our approaches to monetization of our patent portfolios and intellectual property will generate a material return;
(xxvii)

our reliance on particular levels of U.S. government spending on our communication solutions and our backlog depends in a large part on continued funding by the U.S. government for the programs in which we are involved. A decrease in expenditures, the elimination or curtailment of a material program in which we are involved, the expiration of a contracting vehicle or changes in payment patterns of our customers as a result of changes in U.S. government spending, could have a material adverse effect on our operating results, financial condition, and/or cash flows;

(xxviii)

we continue to develop and sell software and engineered systems which we deliver through deployment in customer wireless networks, through hosted and subscription business models, and fee for service contracts;

(xxix)

we are well positioned to provide carrier-branded enhanced services that efficiently use the carriers’ capacity to deliver a user experience that merits incremental service payments and continuous use;

(xxx)	we are actively pursuing Next Generation 9-1-1 business;
(xxxi)	we are developing relationships with communication infrastructure providers in order to expand our sales channels for our carrier software products and services;
(xxxii)	we will continue to develop network software for wireless carriers and cable operators that operate on all major types of networks;
(xxxiii)

we are selectively addressing vertical markets including mobile medicine and connected car applications using our software and company expertise and our intention to expand our penetration of such customers;

(xxxiv)

we are proficient in recruiting and developing cyber professionals and our Art of Exploitation training is based on intellectual property developed by the company to support cybersecurity initiatives and the training covers a clear set of leading cyber methodologies to produce a certified cyber scientist;

(xxxv)	TCS continues to submit proposals to participate in large government procurement vehicles;
(xxxvi)	foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed;
(xxxvii)	we have limited exposure to financial market risks, including changes in interest rates; and
(xxxviii)

we believe that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Item 1. Business

Overview

TeleCommunication Systems, Inc. develops and delivers highly reliable and secure wireless communication technology, the development of which has led to ownership of 388 patents and about 300 patent applications as of December 31, 2014. We deliver cellular network computing services that include public safety solutions for 9-1-1 call delivery, precision location platforms, and applications that include navigation, locator applications and text messaging, as well as secure wireless communications systems and professional services, including cybersecurity operations and training. Customers use our “mobile cloud” software functionality through connections to and from network operations centers, paying us monthly fees based on the number of subscribers, cell sites, call center circuits, or other metrics. We do business with the U.S. federal government as a prime contractor under major technology contract vehicles, as well as state, local and foreign government entities. In addition to incorporation of our inventions in our deliverables, we monetize our intellectual property portfolio via patent sales and licensing.

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

While engineers are drawn from throughout the company to provide solutions to all markets, we report two operating segments, Commercial (50% of 2014 revenue) and Government (50% of 2014 revenue). See further detail about the segment operations below, and discussion of segment reporting in Note 21 to the audited Consolidated Financial Statements presented elsewhere in this Annual Report on Form 10-K.

(i)

Commercial Segment: We are one of two leading companies that enable 9-1-1 call delivery via cellular, Voice Over Internet Protocol (“VoIP”), and next generation technology. Other TCS hosted and managed services include cellular network and device platforms and applications for text messaging and location-based services. Our patent monetization activity is included in this segment. Commercial Segment customers include wireless network operators, VoIP service providers, wireless device manufacturers, automotive industry suppliers, and state and local governments.

(ii)

Government Segment: For our core segment customers, U.S. Department of Defense agencies, we provide cybersecurity services, support, and training and “C4ISR” (command, control, communications, computers, intelligence surveillance and reconnaissance) resources, wireless ground terminals and related support, management and resale of satellite bandwidth, and information technology outsource services. TCS engineers, furnishes, and supports ground terminals used for secure satellite-based and other line-of-sight and beyond-line-of-sight communications, as well as related components incorporating government-approved cryptologic devices and other hardened components for aerospace and defense.

Art of Exploitation®, VirtuMedix®, Xypoint®, AtlasBook®, Gokivo®, Connections that Matter®, Designed for Mobility®, Secure the Edge®, SwiftLink®, and Enabling Convergent Technologies® are registered trademarks or service marks of TeleCommunication Systems, Inc. or our subsidiaries. This Annual Report on Form 10-K also contains trademarks, trade names and services marks of other companies that are the property of their respective owners.

Commercial Segment Products and Services

We engineer and develop software for cellular carrier and enterprise networks that enables the delivery of secure and personalized content, services, and transactions to and from wireless devices. Our extensive research and development investment has led to a large patent portfolio, mostly related to our commercial solutions. We design our software using industry standards for easy implementation, customization, and interoperability with other network components and we have service and technology partnerships with companies around the world.  We manage several network operation centers that host software and equipment for which customers, mainly wireless and VoIP network operators, make recurring monthly usage payments, usually based on a measure of the volume of usage. Our primary deliverables are:

Wireless, Voice Over IP, Voice Over WiFi, and Next Generation 9-1-1. We work with network operators and local emergency services to enable compliance with Federal Communication Commission 9-1-1 requirements. When a wireless subscriber covered by our service makes a 9-1-1 call from his or her wireless phone, our software (1) identifies the call as an emergency call, (2) accesses the handset’s location information from the wireless network, (3) routes the call to the appropriate public safety jurisdiction, (4) translates the information into a dispatcher-friendly format, and (5) transmits the location data to the local emergency service call center. Since 2011, we have worked under contracts with state and local governments for engineering, deployment and operation of Next Generation 9-1-1 (“NG9-1-1”), enabling the public to transmit text, images, video and data to public safety answering points. Our solutions include Geographical Information Systems emergency services internet protocol network software and Public Safety Answering Point-based customer premise equipment software. We have distribution to state and local governments as well as federal agencies for NG9-1-1 solutions through relationships with AT&T, CenturyLink, Frontier Communications, and Cincinnati Bell.

Licensed Software-Based Infrastructure for Mobile Location-Based Services: Our Xypoint Location Platform (“XLP”) infrastructure system interacts with wireless networks to extract the precise location of a user’s device. In order to determine a user’s location with sufficient precision for U.S. public safety compliance and for commercial location-based applications, our technology interacts with networks that have incorporated Assisted GPS systems that use Global Positioning System (“GPS”) chips in user handsets. Our XLP can also work with network triangulation software which some carriers have added to cell towers and switches in the network. We have been a leader in developing the location platform standard called Secure User Plane for Location (“SUPL”) and have incorporated the technology in our products. Our platform also provides privacy controls so that the wireless device user may control access to the user’s location information, and exposes location application programming interfaces (“APIs”) to location-based applications. We offer carriers around the world the complete LBS solution continuum, with the expertise to enable infrastructure, middleware and application functionality. Mobile operators have made large capital investments in infrastructure for wireless data and location determination technologies, and are motivated to grow subscriber use of services that enhance subscriber loyalty and average revenue per user. We are well positioned to provide carrier-branded enhanced services that efficiently use the carriers’ capacity to deliver a user experience that merits incremental service payments and continuous use.

Short Message Service Center and Related Text Messaging Solutions. Our Short Message Service Center software has been used by wireless carrier subscribers to send and receive text or data messages to and from wireless devices since 1997. We are enabling the use of text messaging to communicate with 9-1-1 public safety answering points through major network operators. For our installed base of systems, we provide ongoing operational support, including administration of system components, system optimization, and configuration management. Maintenance services include tracking customer support issues, trouble shooting, and developing and installing maintenance releases. We typically provide maintenance services for an annual or quarterly fee paid in advance.

Communication Applications Involving Security, High Reliability, Location and/or Messaging:  For our applications with location-based services (“LBS”), the user device’s precise location (its “X/Y” coordinates) is extracted and used for 9-1-1 call routing, navigation directions, identifying points of interest locations near the user (such as gas stations, restaurants, or hotels), and locating other network subscribers near the user’s current position. During 2014, we launched our VirtuMedix® telemedicine platform which enables doctors and other caregivers to virtually interact with their patients either on a mobile device, a web portal, or telephone. For “Connected Car” motor vehicle connectivity, we provide custom software development and professional services, using our core geo-services platform, to customers engaged in the use of mobile communications technology and related data for application in moving vehicles. Through wireless carriers, we sell subscriptions to services using our client software as a “white label” vendor to the operators. For device and platform companies, we have engineered software development kits and application program interfaces that enable location-based functionality involving the device. Applications revenue is realized in various forms: revenue shares based on usage, fees for non-recurring engineering, professional services, and licenses.

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

Trends and our strategy for Commercial Segment products and services include:

9-1-1 Mandate Including Indoor Accuracy Requirements and Technology Advances. A key to enhancing personal safety through a cell phone is the availability of E9-1-1 wireless capabilities. We are one of the two leading providers of E9-1-1 service to wireless and VoIP service providers in the U.S., and one of several leading providers to state and county governments for Next Generation, or NG9-1-1. In 1996, the Federal Communications Commission (“FCC”) mandated the adoption of E9-1-1 technology by wireless carriers, and in 2005, the FCC ordered providers of interconnected VoIP service to provide E9-1-1 services to all of their customers as a standard feature of the service. More recently the FCC has recently adopted new rules for improved indoor location accuracy. We are actively pursuing NG9-1-1 business and have deployed solutions in six states. We now have distribution to state and local governments as well as federal agencies for NexGen solutions through relationships with AT&T, CenturyLink, Interact, Frontier, Direct Technologies, and Cincinnati Bell.

Network Operator Infrastructure Upgrades by New and Incumbent Customers for Voice Over LTE, Voice Over Wifi, and Other Technology Advances.  TCS does business with about 50 wireless and VoIP service providers in multiple countries. Technologies to enable high-volume voice and data traffic through small cells and via Wifi connectivity to fiber infrastructure require new and upgraded components provided by TCS. We intend to expand our domestic and international carrier base through channels and our direct sales and field support organizations. We will continue to develop network software for wireless carriers and cable operators that operate on all major types of networks.

Adaptation of our Technology for Device Platform and Other Non-carrier Customers. Our applications software has been developed in a modular fashion which enables collaborations with hardware customers on solutions using our software development kits and application program interfaces. We are selectively addressing vertical markets including mobile medicine and connected car applications using our software and company expertise. We intend to expand our penetration of such customers.

Text Messaging (SMS) Trend. While we expect our revenue from messaging to continue declining, text messaging continues to be the most popular type of messaging for mobile users. We have applied our expertise in SMS to enable text to 9-1-1 service, and have developed a hosted messaging service.

Enhancement of our Global Channel Relationships. We are developing relationships with communication infrastructure providers in order to expand our sales channels for our carrier software products and services. We have historically leveraged our strategic relationships with original equipment manufacturers to market our Commercial Segment products to wireless carriers worldwide. Our partners include AT&T, CenturyLink, Alcatel-Lucent, and Level 3.

Monetization of our Patent Portfolio. We are systematically evaluating our patents together with third parties.  In some cases we are selling patents with license-back rights, and in others entering into arrangements towards licensing of the intellectual property. We have initiated approximately 30 such projects.

Government Segment Products and Services

We engineer and provide secure, wireless communication solutions, including deployable communication systems and related support services with emphasis on satellite-based technology, to agencies of the U.S. Departments of Defense (“DoD”), Homeland Security, State, Justice and other state and local government customers. We present a TCS TotalCom™ solution opportunity to customers. Since 2006 we have provided a deployable Very Small Aperture Terminal (“VSAT”) ground terminal called “SNAP” (Secret / Nonsecure Access Point) to the Army, and continue to support and upgrade the design. We are a prime vendor under two additional, 5-year indefinite delivery, indefinite quantity defense contract vehicles: the Army’s Global Tactical Advanced Communications Systems (“GTACS”) contract with twenty awardees and a maximum value of $10 billion, and the Defense Information Systems Agency’s Custom SATCOM Solutions (“CS2”) contract with eight awardees and a maximum value of $2.6 billion. In 2014, we were named an awardee of the Department of Homeland Security’s $22 billion Enterprise Acquisition Gateway for Leading Edge II (EAGLE II) contract. The contract enables the purchase of the full range of TCS IT services, technical and management expertise, and solution-oriented products.

We enter into fee-for-service contracts under which revenue is generated based on contract labor billing rates or based on fixed fees for deliverables. Revenue from integration work which typically accompanies customer purchases of our secure deployable systems is reported together with the system sales revenue.

Government segment products and services, typically delivered under multi-year contracts or contract vehicles, include:

Cybersecurity Services, Cybersecurity Training, and Other Information Technology Professional Services. We provide cybersecurity training and services for Computer Network Operations including Computer Network Defense, Computer Network Attack, and Computer Network Exploitation. We develop software tools and database applications related to system testing, security, engineering, and analysis. We enhance secure network communication and encryption engineering and provide a wide range of project management, information assurance oversight, and business management. We provide field and maintenance support of ground terminals and related systems, including maintenance services, training, depot support, product resets, and documentation. We design, install, and operate data networks that integrate computing and communications, including systems that provide communications via both satellite and terrestrial links. We also provide ongoing network operation and management support services including telecom expense management under multi-year contracts.

Secure Satellite Teleport Data Landing and Transmission Services. We operate high-speed satellite communications teleports connected to the public switched telephone network for government customers, providing transport services for internet protocol-based voice, video and messaging data using VSAT satellite technology. We purchase space segment (satellite airtime) and resell it to customers using our facilities. TCS also maintains two satellite earth stations on Pacific islands.

Ground Terminal Systems and Components. Our ground terminals provide secure voice, video and data communications via ruggedized modules that can be rapidly deployed in harsh, remote areas for satellite-based or point-to-point communications, where other means of reliable communication may not be available. Our deployable VSAT multi-band terminals provide access to commercial and military satellites enabling global broadband access. The tropo version of this technology can achieve significant cost efficiency by enabling beyond-line-of-sight communication by bouncing radio signals off the lowest portion of the Earth’s atmosphere rather than via satellite transponders, and a low-cost version protected from jamming and enemy interference is in testing. Uses include critical communications for military personnel in command and control headquarters, emergency response, news reporting, public safety, drilling and mining operations, field surveys and other activities that require remote voice, video, and data communication. We also design, produce and sell communication system components as well as electronic components and solid state drives for aerospace applications.

Government Segment Market Opportunities and Strategy. We have a history as a provider of cybersecurity training and deployable, tactical systems and related field support and maintenance, cybersecurity training and professional service work, and as an operator of fixed teleports, and reseller of space segment. Extensions of these competencies include professional service areas such as cyber-security training. We have developed partner relationships with large, global technology companies engaged in systems integration, handheld devices, and integrated circuits. We intend to selectively consider acquisitions of companies and technologies in order to increase the scale and scope of our operations, market presence, products, services and customer base. We plan to provide communications technology solutions to a broadening body of U.S. federal, state and local, and international government customers.

Trends and our strategy for Government Segment products and services are:

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

Expanding Need for C4ISR Solutions. Technology to avoid interception or jamming of wireless communications is a growing need for many network operations. TCS has sold deployable communication system terminals to federal government customers for more than a decade. We expect that similar terminals will be provided more broadly in the U.S. military. We are continuing to enhance our deployable communication systems product line to enable broader use of VSAT satellite terminals and components. In addition to the aforementioned GTACS and CS2 contract vehicles. TCS continues to submit proposals to participate in large government procurement vehicles. There can be no assurance that our proposals will be successful or that we will receive additional awards or contracts.

Government Outsourcing of Network and Telecom Technical Functions. Federal defense and civilian agencies, as well as state and local governments, are increasingly contracting with specialist teams for functions such as network management, and for projects such as enablement of reliable, comprehensive in-building wireless communication service. TCS field support and network operations professionals enjoy a favorable reputation for work in harsh environments. We have long-term relationships with federal agencies and the City of Baltimore.

Growing Use of Secure Wireless Communications for Homeland Security and for the First Responder Network Authority (FirstNet). Wireless communications and location technology are key initiatives within the federal government for both defense and civil infrastructure, including the Commerce Department’s FirstNet broadband network which is dedicated to public safety. Wireless communications in emergencies are very important, as first responders need to be able to share information across agencies and departments where wireline systems may be unavailable. We believe that our expertise in the areas of 9-1-1, location-based and messaging services, and secure satellite communications can be leveraged to provide the needed wireless infrastructure for the U.S. Departments of Homeland Security and Commerce, and we are pursuing opportunities to provide such products and services.

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

Our principal government customers are major units of the U.S. Departments of Defense, Homeland Security, and the General Services Administration. In some cases we are subcontractors to their contractors. In the aggregate, U.S. federal government entities accounted for 22% of our total 2014 revenue. We compete for business through federal, state and local procurement processes that typically involve requests for proposal from multiple bidders. Customers also include international space agencies and their agents. Customers of NG9-1-1 are mainly state and local government entities that manage first responder dispatch, to whom we sell directly and through channels.  This business is managed and reported as part of our Commercial Segment.

Our commercial customers are wireless and VoIP network operators in the United States and around the world, and state and local government agencies operating public safety answering points.  We sell directly and through channel partners. Commercial customers include Verizon Wireless, AT&T Mobility, Comcast, T-Mobile, Sprint, Bell Mobility, US Cellular, Blackberry, Telus, and Denso Corporation. Our sales efforts target network operators around the world, as well as state and local public safety entities and new device and hardware customers who may use our technology and software in their products.

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

Our current and potential competitors include:

•	Government Segment. General Dynamics Corporation; CACI International Inc.; Harris Corp.; Computer Sciences Corporation; The KEYW Holding Corporation, and large government systems integrators.
•

Commercial Segment. Intrado Inc. division of West Corporation; Airbus DS Communications; Solacom Technologies Inc.: Emergency CallWorks; TeleNav, Inc.; Ericsson LM Telephone Co.; Comverse Technology Inc; Google Inc.; and Nokia Networks.

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

Backlog

We had unfilled orders, or funded contract backlog at December 31, as follows:

			2014 vs. 2013
($ in millions)	2014	2013	$	%

Commercial Segment funded contract backlog	$248.8	$223.7	$25.1	11%
Government Segment funded contract backlog	60.6	64.4	(3.8)	(6%)
Total funded contract backlog	$309.4	$288.1	$21.3	7%

Expected to be realized within the next 12 months	$184.4	$158.7	$25.7	16%

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

Sales and Marketing

We sell our products and services through our direct sales force and through indirect channels. Our direct sales and marketing force consists of approximately 35 professionals in the U.S., Europe, Latin America, Africa and Asia as of December 31, 2014. We also leverage our relationships with larger companies to market our commercial systems. These indirect sales relationships include AT&T, CenturyLink, and Alcatel-Lucent. We have Cisco certifications which enhance our ability to co-sell with Cisco’s sales force.

We are pre-qualified as an approved vendor for some government contracts, and some of our products and services are available to government customers via the General Services Administration’s Information Technology Schedule 70, GTACS, CS2, and the Space and Naval Warfare Foreign Military Sales contract vehicles. We collaborate in sales efforts under various arrangements with integrators. Our marketing efforts also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.

Research and Development

Our success depends on a number of factors, which include our ability to identify and respond to emerging technological trends in our target markets, to develop and maintain competitive products, to enhance our existing products by adding features and functionality that differentiate the products from those of our competitors, and to bring products to market on a timely basis and at competitive prices. As of December 31, 2014, our overall staff included approximately 700 professionals with technical expertise in wireless network, client software development and satellite-based communication technology. Since 1996, we have made substantial investments in wireless technology research and development, most of which has been devoted to the development of network and device software products and services, including application program interfaces and software development kits. We are primarily focusing our current research and development investments in location-based technology, 9-1-1 call routing and dispatch solutions, and highly reliable tactical communication solutions.

We support existing telecommunications standards and promote new standards in order to expand the market for wireless data. We actively participate in wireless standards-setting organizations including the Open Mobile Alliance, and our CEO is a member of the FCC Communications, Reliability, Interoperability Council (“CSRIC”), and on the Board of Directors of CTIA – The Wireless Association. For the years ended December 31, 2014, 2013, and 2012, our research and development expense was $41.7 million, $34.3 million, and $36.6 million, respectively.

Certain of our government customers contract with us from time to time to conduct research on telecommunications software, equipment and systems.

Intellectual Property Rights

We rely on a combination of patent, copyright, trademark, service mark, and trade secret laws and restrictions to establish and protect certain proprietary rights in our products and services.

At year-end 2014, we held 388 issued patents worldwide relating to wireless location-based services, text messaging, GPS ephemeris data, emergency public safety data routing, electronic commerce, and other areas. We have filed about 300 additional patent applications for certain apparatus and processes we believe we have invented to enable key features of the location services, wireless text alerts, Short Message Service Center, mobile-originated data and E9-1-1 network software. Our patent portfolio allows us to build meaningful partnerships with other companies through direct licensing, cross licensing, and other forms of agreements. Our commitment to protecting our intellectual property ensures continued differentiation and freedom to operate in the industry. We also monetize our intellectual property portfolio via patent sales and licensing of the technology as well as incorporating our inventions in our deliverables. No single patent or group of patents, patent applications or patent license agreement is or are material to the Company’s operations.

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

Employees

As of December 31, 2014, we had 1,115 employees, of which 1,074 were full-time and 41 were part-time or temporary. We believe relations with our employees are good. None of our employees is represented by a union.

Geographical Information

During 2014, 2013, and 2012, total revenue generated from products and services in the U.S. were $319.1 million, $324.1 million, and $445.6 million, respectively, and total revenue generated from products and services outside of the U.S. were $40.7 million, $38.2 million, and $41.8 million, respectively. As of December 31, 2014, 2013, and 2012, essentially all of the long-lived assets of our operations were located in the U.S.

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

Sales to various agencies of the U.S. government accounted for approximately 22% of our 2014 revenue, all of which was reported as Government Segment revenue. Our ability to earn revenue from sales to the U.S. government can be affected by numerous factors outside of our control, including:

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

As of December 31, 2014, our estimated contract backlog totaled approximately $340.5 million, of which $309.4 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change, the program could be canceled, a contract could be reduced, modified or terminated early, or an option that we had assumed would be exercised not being exercised. Approximately 20% of our funded contract backlog consisted of Government Segment orders and the fluctuations in political and fiscal policy priorities and processes materially influence the funding of our backlog and our ability to convert backlog into revenue. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract value will be recognized as revenue.

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

The Federal Communication Commission, or FCC, requires that certain location information be provided to network operators for public safety answering points when a subscriber makes a 9-1-1 call. Technical failures, greater regulation by federal, state or foreign governments or regulatory authorities, time delays or the significant costs associated with developing or installing improved location technology could slow down or stop the deployment of our mobile location products. If deployment of improved location technology is delayed, stopped or never occurs, market acceptance of our products and services may be adversely affected. Because we rely on some third-party location technology instead of developing all of the technology ourselves, we have little or no influence over its improvement.

The technology employed with next-generation 9-1-1 services generally anticipates a migration to internet-protocol (“IP”) based communication. Since many companies are proficient in IP-based communication protocols, the barriers to entry to providing next-generation 9-1-1 products and services are lower than exist for the traditional switch-based protocols. If we are unable to develop unique and proprietary solutions that are superior to and more cost effective than other market offers, our 9-1-1 business could get replaced by new market entrants, resulting in material adverse impacts on our overall business, financial position, results of operations or cash flows.

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

The FCC has determined that VoIP services are not subject to the same regulatory scheme as traditional wireline and wireless telephone services. If the regulatory environment for VoIP services evolves in a manner other than the way we anticipate, our 9-1-1 business would be significantly harmed and future growth of our business would be significantly reduced. For example, the regulatory scheme for wireless and wireline service providers requires those carriers to allow service providers such as us to have access to certain databases that make the delivery of a 9-1-1 call possible. No such requirements exist for VoIP service providers so carriers could prevent us from continuing to provide VoIP 9-1-1 service by denying us access to the required databases.

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

Our operations are subject to government regulations, and failure to comply with them would harm our business.

We operate an FCC licensed teleports which are subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. We cannot guarantee that the FCC will grant renewals when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses.

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

A portion of our revenue is derived from subscription fees that we receive from our wireless carrier partners for end users who subscribe to our service on a standalone basis or in a bundle with other services. To date, a relatively small number of end users have subscribed for our services in connection with their wireless plans compared to the total number of mobile phone users. The near term success of our wireless applications business depends heavily on achieving significantly increased subscriber adoption of the products and services of our wireless applications business either through standalone subscriptions to our services or as part of bundles from our existing wireless carrier partners. The success of our wireless applications business also depends on achieving widespread deployment of the products and services of our wireless applications business by attracting and retaining additional wireless carrier partners. The use of the products and services of our wireless applications business will depend on the pricing and quality of those services, subscriber demand for those services, which may vary by market, as well as the level of subscriber turnover experienced by our wireless carrier partners. If subscriber turnover increases more than we anticipate, our financial results could be adversely affected.

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

Our revenue may decline if we fail to retain our largest customers for all of the deliverables that we sell to them and if we fail to maintain or expand our relationships with strategic partners and indirect distribution channels our license revenues could decline.

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

Our growth also depends on maintaining relationships with distribution channels for NG9-1-1 solutions. The loss of these relationships would have a material adverse impact on our business, financial position, results of operations or cash flows.

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

The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting U.S. Generally Accepted Accounting Principles (“GAAP”) is uncertain and significant changes in current principles could affect our financial statements going forward and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our operating results.

The accounting rules and regulations that we must comply with are complex. Recent actions and public comments from the Financial Accounting Standards Board (the “FASB”) and the Securities and Exchange Commission have focused on the integrity of financial reporting. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued new guidance for revenue recognition. The new guidance provides a five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety. We have not yet selected a transition method and continue to evaluate the impact that this guidance will have on our financial condition and results of operations. Regardless of the transition method, the application of this new guidance may result in certain adjustment to our financial statements, which could have a material adverse effect on our net income. Because of the uncertainty of the estimates, judgments and assumptions associated with our accounting policies, we cannot provide any assurances that we will not make subsequent significant adjustments to our consolidated financial statements.

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

The measures we have implemented to secure information we collect and store or enable access to may be breached, which could cause us to breach agreements with our partners and expose us to potential investigation and penalties by authorities and potential claims by persons whose information was disclosed.

We take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store and to prevent unauthorized access to third party data to which we enable access through our products, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access despite our efforts. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed under existing and proposed laws. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We also may be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed.

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

We have two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock generally have the same rights as holders of Class B common stock, except that holders of Class A common stock have one vote per share while holders of Class B common stock have three votes per share. As of December 31, 2014, Maurice B. Tosé, our President,

Chief Executive Officer and Chairman of the Board, beneficially owned 4,801,245 shares of our Class B common stock and 2,761,285 shares of our Class A common stock. Therefore, as of that date, in the aggregate, Mr. Tosé beneficially owned shares representing approximately 24% of our total voting power, assuming no conversion or exercise of issued and outstanding convertible or exchangeable securities held by our other shareholders or holders of the notes. Mr. Tosé can exert significant influence over us through his ability to influence the outcome of elections of directors, amendments to our charter and by-laws and other actions requiring shareholder action, including mergers, going private transactions and other extraordinary transactions. Mr. Tosé may also be able to deter or prevent a change of control regardless of whether holders of Class A common stock might benefit financially from such a transaction.

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

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

The interest rate swap agreement we use to manage some of our exposure to interest rate volatility involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates. These risk factors may lead to failure to hedge effectively against changes in interest rates and therefore may adversely affect our results of operations.

Variations in quarterly operating results due to factors such as changes in demand for our products and changes in our mix of revenues and costs may cause our Class A common stock price to decline.

Our revenue and operating results are difficult to predict and are likely to fluctuate from quarter-to-quarter. For example, 2014 systems revenue was higher in the fourth quarter of the year compared to 2013 systems revenue which was lower in the fourth quarter. We generally derive a significant portion of wireless carrier systems revenue in our Commercial Segment from initial license fees. The initial license fees that we receive in a particular quarter may vary significantly. As systems projects begin and end, quarterly results may vary. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our Class A common stock. If our operating results in future quarters fall below the expectations of market analysts and investors, the market price of our stock may fall.

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

As of December 31, 2014, we had outstanding approximately 57 million shares of our Class A common stock and options to purchase approximately 16 million shares of our Class A common stock. In the future, we may sell additional shares of our Class A common stock to raise capital. In addition, a substantial number of shares of our Class A common stock are reserved for issuance upon the exercise of stock options and upon conversion of the Convertible Notes. Our Class A common stock may also be issued upon conversion of our Class B common stock, which is convertible into our Class A common stock on a one-for-one basis. As of December 31, 2014, we had approximately 5 million shares of Class B common stock outstanding. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our Class A common stock. The issuance and sale of substantial amounts of Class A common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Convertible Notes and the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in Annapolis, Maryland, as well as portions of our Commercial and Government Segments. Our office in Seattle, Washington is used primarily for servicing and hosting our wireless and VoIP E9-1-1 public safety support services. The design and development of our software based systems and applications are located in Annapolis, Maryland, Seattle, Washington, Aliso Viejo, California, Calgary, Canada, and North Wollongong, Australia. Major Government Segment operations are in Tampa, Florida and Hanover, Maryland.

The following table lists significant leased facilities at December 31, 2014:

Location:	Size:		Lease Expiration:
Annapolis, Maryland	43,000	square feet	July 2019
Seattle, Washington	57,000	square feet	October 2017
Tampa, Florida	45,600	square feet	December 2022
Hanover, Maryland	36,000	square feet	August 2017
Torrance, California	35,000	square feet	January 2018
Aliso Viejo, California	29,000	square feet	December 2017
Greenwood Village, Colorado	17,000	square feet	May 2020
Richardson, Texas	13,000	square feet	April 2015
Manassas, Virginia	10,000	square feet	November 2017
Total	285,600	square feet

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock has been traded on the NASDAQ Global Market under the symbol “TSYS” since our initial public offering on August 8, 2000. The following table sets forth, for the periods indicated, the high and low sales prices for our Class A Common Stock as reported on the NASDAQ Global Market:

	High	Low
2015
First Quarter 2015 (through March 5, 2015)	$3.39	$2.79

2014
First Quarter 2014	$2.50	$2.08
Second Quarter 2014	$3.47	$2.16
Third Quarter 2014	$3.59	$2.75
Fourth Quarter 2014	$3.26	$2.72

2013
First Quarter 2013	$2.65	$2.11
Second Quarter 2013	$2.42	$1.82
Third Quarter 2013	$3.21	$2.31
Fourth Quarter 2013	$2.59	$2.10

There are approximately 6,500 shareholders of our Class A Common Stock and as of March 5, 2015, approximately 260 were holders of record. As of March 5, 2015, there were 8 holders of record of our Class B Common Stock.

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s Class A Common Stock with the cumulative total return of the Nasdaq Global Market U.S. Index and a mobile data index prepared by the Company of the following relevant publicly traded companies in the commercial and government sectors in which we operate: CACI International Inc.; Comtech Telecommunications Corp.; Comverse, Inc..; General Dynamics Corp.; Harris Corp.; The KEYW Holding Corporation; Kratos Defense & Security Solutions, Inc.; Mavenir Systems, Inc.; NCI Inc.; NeuStar, Inc.; Rockwell Collins, Inc.; LM Ericsson Telephone Company; Telenav, Inc.; and ViaSat, Inc. (the “New Peer Group”).

The composition of the Mobile Data Index has been changed from last year (the “Old Peer Group”) as follows: (1) Blackberry’s and Garmin’s business models have diverged from comparability to ours.  Comverse, Inc. and Mavenir Systems, Inc. have been added to the New Peer Group because they have gone public and are engaged in businesses similar to our technology services to network operators.

The information provided is from January 1, 2009 through December 31, 2014.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Item 6.  Selected Financial Data

The table that follows presents portions of our consolidated financial statements. You should read the following selected financial data together with our audited Consolidated Financial Statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the more complete financial information included elsewhere in this Form 10-K. We have derived the statements of operations data for the years ended December 31, 2014, 2013, and 2012 and the balance sheet data as of December 31, 2014 and 2013 from our consolidated financial statements which have been audited by Ernst & Young LLP, independent registered public accounting firm, and which are included in Item 15 of this Form 10-K. We have derived the statements of operations data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011, and 2010, from our audited financial statements which are not included in this Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:	(in millions, except share and per share data)

Revenue
Services	$260.7	$281.4	$305.1	$303.9	$262.3
Systems	99.1	80.9	182.3	121.5	126.5
Total revenue	359.8	362.3	487.4	425.4	388.8
Direct costs of revenue
Direct cost of services revenue	142.2	156.3	178.3	171.0	152.2
Direct cost of systems revenue	70.1	67.0	148.9	103.2	98.6
Total direct cost of revenue	212.3	223.3	327.2	274.2	250.8

Services gross profit	118.5	125.1	126.8	132.9	110.1
Systems gross profit	29.0	13.9	33.4	18.3	27.9
Total gross profit	147.5	139.0	160.2	151.2	138.0
Operating expenses
Research and development expense	41.7	34.3	36.6	37.1	30.1
Sales and marketing expense	26.0	28.5	30.7	29.4	23.9
General and administrative expense	50.8	54.7	54.3	46.2	37.2
Depreciation and amortization of property and equipment	13.0	14.8	14.2	12.1	9.7
Amortization of acquired intangible assets	3.8	4.6	4.4	5.5	4.7
Impairment of goodwill and long-lived assets	—	32.0	125.7	—	—
Total operating costs and expenses	135.3	168.9	265.9	130.3	105.6
Income (loss) from operations	12.2	(29.9)	(105.7)	20.9	32.4

Interest expense	(8.3)	(8.2)	(7.4)	(7.3)	(9.2)
Amortization of deferred financing fees	(1.0)	(3.4)	(0.8)	(0.8)	(0.8)
Gain (loss) on early retirement of debt	—	(0.2)	0.4	—	—
Other income (expense), net	(1.1)	(0.3)	—	(0.4)	1.6
Net income (loss) before income taxes	1.8	(42.0)	(113.5)	12.4	24.0
Benefit (provision) for income taxes	(3.5)	(16.6)	15.5	(5.4)	(8.1)

Net income (loss)	$(1.7)	$(58.6)	$(98.0)	$7.0	$15.9

Net income (loss) per share-basic	$(0.03)	$(1.00)	$(1.69)	$0.12	$0.30
Net income (loss) per share-diluted[1]	$(0.03)	$(1.00)	$(1.69)	$0.12	$0.28

Basic shares used in computation (in thousands)	59,466	58,611	57,889	56,722	53,008
Diluted shares used in computation (in thousands)	59,466	58,611	57,889	58,581	56,032

[1] Shares issuable via the convertible notes are included if diluted, in which case tax-effected interest on the debt is excluded from the determination of Net income (loss) per share-diluted, see Note 3 presented in the Notes to Consolidated Financial Statements.

As of December 31:	2014	2013	2012	2011	2010
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$26.9	$41.9	$36.6	$40.9	$45.2
Working capital	74.3	55.2	82.6	87.0	89.6
Total assets	334.1	321.5	413.7	489.6	462.8
Capital leases and long-term debt (including current portion)	139.1	147.5	167.6	140.8	160.5
Total liabilities	221.2	212.2	252.6	238.9	247.3
Total stockholders' equity	112.8	109.3	161.1	250.7	215.5

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

Systems Revenue. We design, develop, and deploy custom communications products, components, and systems. Custom systems contracts often contain multiple elements, which may include hardware, installation, integration, product licenses and maintenance, which are either incidental or provide essential functionality.

We allocate the fees in a multi-element arrangements based on the relative fair value of each element, using vendor-specific objective evidence (“VSOE”) of their fair values, if available. VSOE is generally determined based on the price charged when an element is sold separately. In the absence of VSOE of fair value, the fee is allocated among each element based on third-party evidence (“TPE”) of fair value, which is determined based on competitor pricing for similar deliverables when sold separately. When the Company is unable to establish fair value using VSOE or TPE, the Company uses estimated selling price (“ESP”) to allocate value to each element. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold separately. The Company determines ESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape, and pricing practices.

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

Acquired Intangible Assets. Acquired intangible assets are amortized over their useful lives of between four and ten years, based on the straight-line method. We evaluate acquired intangible assets when events or changes in circumstances indicate that the carrying values of such assets might not be recoverable. Our review of factors present and the resulting appropriate carrying value of our acquired intangible assets are subject to judgments and estimates by management. Future events such as a significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired.

In the fourth quarter of 2013, after adjusting projections for uncertainty at a significant customer, we recorded an impairment charge of $0.6 million to acquired intangible assets.  In the second quarter of 2012, after adjusting projections for the impact of a customer contract renegotiation, we recorded an impairment charge of $14 million to acquired intangible assets.

Goodwill. Goodwill represents the excess of cost over the fair value of assets of acquired businesses. Goodwill is not amortized, but instead is evaluated for impairment in the fourth quarter of each fiscal year, or sooner should there be an indicator of impairment.

We may assess qualitative factors to determine whether it is more likely than not an event or circumstance might indicate the fair value of the reporting unit is less than its carrying value. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower expected growth, among others. After completing our assessment of such qualitative factors, and if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform a two-step process. The first step requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. In the second step, a fair value for implied goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, would represent the amount of goodwill impairment.

For goodwill impairment testing, we have four reporting units. In 2013, the company reorganized operations of the Commercial Segment to better integrate the product lines and create efficiencies.  One management team is now responsible for all Commercial Platforms & Applications other than the 9-1-1 Safety and Security part of the Commercial Segment. Previously, our Commercial Segment was comprised of Navigation and Other Commercial reporting units. Our two Government Segment reporting units, the Government Solutions Group unit and the Cyber Intelligence unit, remain the same.

Our year-end goodwill balances by reporting unit were:

	2014	2013
Platforms and Applications	$27.9	$27.9
Safety and Security Group	22.0	22.0
Government Solutions Group	26.1	26.1
Cyber Intelligence	28.2	28.2
Total goodwill	$104.2	$104.2

2014. In performing our 2014 testing for all of our reporting units, we used a discounted cash flow method as well as a market approach based on observable public comparable company multiples of revenue and earnings before interest, taxes, depreciation, amortization, and amortization of non-cash stock-based compensation (“Adjusted EBITDA”) and weighted the results from the two methods to estimate the reporting units’ fair values.

Our discounted cash flow models are based on our most recent long-range forecast and, for years beyond the forecast, we estimated terminal values based on perpetual cash flow growth rates ranging from 2.5% to 4.0%. The models reflect management’s expectation of future market conditions and expected levels of financial performance for our reporting units, as well as discount rates and estimated terminal values that would be used by market participants in an arms-length transaction. Business operational risks which could impact profits are detailed in our “Risk Factors” disclosures. Discount rates used were intended to reflect the risks inherent in the future cash flows of the respective reporting units and were between 13% and 15%.

For the market comparable approaches, we evaluated comparable company public trading values, and valued our reporting units using multiples of Adjusted EBITDA ranging from approximately 5 to 13 times and multiples of revenue ranging from 0.4 to 1.5 times. Comparable company public trading values are based on the market’s view of future industry conditions and the comparable companies’ future financial results. Adverse changes in any of these variables would negatively influence the valuation of our reporting units. It is not possible to determine the impact of such potential adverse changes on the valuation of our reporting units.

Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company multiples for the market comparable approach and the relevant weighting of the methods utilized.

For fiscal year 2014, all of our reporting units passed the first step of the goodwill impairment testing, indicating no impairment.

2013. Following our fourth quarter 2013 testing, we wrote down the values of our Platforms and Applications reporting unit’s goodwill and long-lived assets from a carrying value of $65.4 million to their estimated fair value of $33.4 million at December 31, 2013, resulting in an impairment charge of $32 million. We valued the existing technology using a discounted cash flow method to determine whether a write-down was necessary, and after concluding that a write-down was necessary, used a relief from royalty method to value the licensable technology. We then used a discounted cash flow method to determine the fair value of our Platforms and Applications reporting unit. We consulted with a third party valuation firm to assist in the work.

In performing our 2013 testing for our Safety and Security and Cyber Intelligence reporting units, we used a discounted cash flow method as well as a market approach based on observable public comparable company multiples of revenue and Adjusted

EBITDA and weighted the results from the two methods to estimate the reporting units’ fair values. For our Government Solutions Group we used only a discounted cash flow method. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company multiples for the market comparable approach and the relevant weighting of the methods utilized.

For the market comparable approaches, we evaluated comparable company public trading values and valued our reporting units using multiples of Adjusted EBITDA ranging from approximately 6 to 8 times. Comparable company public trading values are based on the market’s view of future industry conditions and the comparable companies’ future financial results. Adverse changes in any of these variables would negatively influence the valuation of our reporting units. It is not possible to determine the impact of such potential adverse changes on the valuation of our reporting units.

Our discounted cash flow models are based on our most recent long-range forecast and, for years beyond the forecast, we estimated terminal values based on estimated exit multiples ranging from approximately 6 to 7 times the final forecasted year Adjusted EBITDA. They reflect management’s expectation of future market conditions and expected levels of financial performance for our reporting units, as well as discount rates and estimated terminal values that would be used by market participants in an arms-length transaction. Business operational risks which could impact profits are detailed in our “Risk Factors” disclosures. Discount rates used were intended to reflect the risks inherent in the future cash flows of the respective reporting units and were between 13% and 15%.

A summary of the impairment charge recorded in 2013 is as follows:

	Carrying Value	Fair Value	Impairment Charge
Goodwill – Platforms and Applications	$36.1	$27.9	$8.2
Property and equipment, including capitalized software for internal use	18.1	5.5	12.6
Software development costs	9.3	—	9.3
Other assets	1.3	—	1.3
Acquired intangible assets	0.6	—	0.6
	$65.4	$33.4	$32.0

2012. In the second quarter of 2012, we received notice from a significant navigation application customer that it intended to adjust pricing for TCS services. Management considered this to be an indicator that we should evaluate the long-lived assets (including goodwill and other intangible assets) related to the Company’s 2009 acquisition of Networks In Motion, operating as the Company’s Navigation reporting unit, for potential impairment. No triggering events occurred with regard to other reporting units, so an interim analysis of other units was not completed.

We completed Step 1 of the goodwill impairment testing for the Navigation reporting unit using a discounted cash flow (“DCF”) method supported by a market comparable approach. The DCF model was based on our updated long-range forecast for the Navigation reporting unit. For years beyond the forecast, our estimated terminal value was based on a discount rate of approximately 12% and a perpetual cash flow growth rate of 3%. For the market comparable approach, we evaluated comparable company public trading values, using sales and Adjusted EBITDA multiples. The estimated fair value of the Navigation reporting unit was compared to the carrying amount including goodwill, and the results of the Step 1 goodwill testing indicated a potential impairment.

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

We performed our annual fourth quarter 2012  goodwill Step 1 testing and  there was no indication of any further impairment in any of our reporting units, so the second step of the goodwill impairment analysis was not performed. For all reporting units, we used a market approached based on observable public comparable company multiples. For our Navigation and Cyber Intelligence reporting units, we also used a DCF analysis. Where multiple approaches were used, we weight the results from different methods to estimate the reporting unit’s fair value. The cash flows employed in 2012 DCF analyses were based on our most recent long-range forecast and, for years beyond the forecast, we estimated terminal value based on estimated exit multiples ranging from 6 to 7 times the final forecasted year earnings before interest, taxes, depreciation, and amortization. The discount rates used in the DCF analyses were intended to reflect the risks inherent in the future cash flows of the respective reporting units and were approximately 12%. For the market comparable approaches, we evaluated comparable company public trading values, using multiples of earnings before interest, taxes, depreciation, and amortization ranging from 6 to 12 times and multiples of revenue ranging from 1 to 2 times.

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

For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detailed program design is completed. Costs that are capitalized include direct labor and other direct costs. In 2014, 2013, and 2012, we capitalized $1.7 million, $2 million, and $1.9 million, respectively, of software development costs for software developed for resale.

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

No impairment charges were recorded in 2014. In 2013, we recorded an impairment charge of $9.3 million related to our Platforms and Applications reporting unit. In 2012, we recorded an impairment charge of $12.4 million after determining that the capitalized software development costs related to our Navigation reporting unit were not recoverable based on decreased projected revenues and sales pipeline.

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

We recognize the benefits of tax positions in the financial statements, if such positions are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, based on our judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. At December 31, 2014, we had unrecognized tax positions totaling approximately $4.6 million. The determination of these unrecognized amounts requires significant judgments and interpretation of complex tax laws. Different judgments or interpretations could result in material changes to the amount of unrecognized tax positions.

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

Acquisitions

We made no material acquisitions in 2014 or 2013. Opportunistic acquisitions are part of our long-term corporate strategy. We pursue specific targets that complement our portfolio of existing products and services, and try to pursue business combinations through exclusivity rather than participation in auction processes. We believe we can fund future acquisitions with our internally available cash, equivalents and marketable securities, cash generated from operations, amounts available under our existing debt facilities, additional borrowings or from the issuance of additional securities. We evaluate the financial impact of any potential acquisition and associated financing with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

Effective July 6, 2012, we completed the acquisition of all of the outstanding shares of privately-held microDATA, GIS, Inc., (“microDATA.”) microDATA is a leading provider of NG9-1-1 software and solutions. Consideration for the acquisition was approximately $35 million, comprised of $21 million in cash at closing, plus $14 million in promissory notes and performance-based earn-out opportunities. microDATA’s business operations are included in our Commercial Segment. Operating results of microDATA are reflected in the Company’s consolidated financial statements from the date of acquisition. The purchase of microDATA did not result in our entry into a new line of business or product category; they added products, services and technical depth with features and functionality similar to our previous business.

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

•

Liquidity and cash flows. The primary driver of our cash flows is the results of our operations. Other important sources of our liquidity are our capacity to borrow, through our bank credit and term loan facility, lease financing for the purchase of equipment and access to the public equity market.

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

Commercial Segment:

			2014 vs. 2013			2013 vs. 2012
($ in millions)	2014	2013	$	%	2012	$	%
Services revenue	$154.4	$150.3	$4.1	3%	$159.0	$(8.7)	(5%)
Systems revenue	25.1	19.8	5.3	27%	23.7	(3.9)	(16%)
Total Commercial Segment revenue	179.5	170.1	9.4	6%	182.7	(12.6)	(7%)

Direct cost of services	60.2	64.0	(3.8)	(6%)	70.4	(6.4)	(9%)
Direct cost of systems	12.5	16.6	(4.1)	(25%)	15.2	1.4	9%
Total Commercial Segment cost of revenue	72.7	80.6	(7.9)	(10%)	85.6	(5.0)	(6%)

Services gross profit	94.2	86.3	7.9	9%	88.6	(2.3)	(3%)
Systems gross profit	12.6	3.2	9.4	294%	8.5	(5.3)	(62%)
Total Commercial Segment gross profit	$106.8	$89.5	$17.3	19%	$97.1	$(7.6)	(8%)
Segment gross profit as a percentage of revenue	59%	53%			53%

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Our commercial services revenue is generated from hosting and maintaining software and networks for 9-1-1 service for wireless and VoIP service providers and operators of NG9-1-1 infrastructure (mainly state and local governments), as well as hosting and maintaining applications and infrastructure software for Location-Based Services (“LBS”) and text messaging platform software. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Hosted LBS service and E9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Safety Answering Points (“PSAPs”), or the number of customer subscribers or sessions using our technology. Subscriber service revenue is generated by client software applications for wireless subscribers, generally on a per-subscriber per-month basis. We also earn services revenue through nonrecurring engineering (“NRE”) custom software development contracts. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period. Unrecognized maintenance fees are included in deferred revenue. Services also include custom software development, implementation, and related service projects under time and materials or fixed-fee contracts, which are reported using percentage-of-completion accounting.

Commercial services revenue in 2014 was $4.1 million (3%) higher than in 2013, due mainly to a one-time favorable 2014 $4.7 million adjustment to applications subscriber-based revenue and higher revenue from NG9-1-1 related services, offset by lower revenue from non-recurring project work. Commercial services revenue in 2013 was $8.7 million (5%) lower than in 2012, reflecting 7% higher revenue from 9-1-1 related services, offset by 16% lower application services revenue.

The direct cost of our services revenue consists primarily of compensation and benefits, licensed location-based application content, network access, data feed and circuit costs for network operation centers and co-location facilities, and equipment and software maintenance. Direct cost of commercial services revenue was $3.8 million (6%) lower in 2014 than in 2013 mainly due to lower direct labor and other direct costs associated with 2013 and 2014 management actions. In 2013, direct cost of commercial services revenue were $6.4 million (9%) lower than in 2012, due mainly to lower contractor labor and other direct costs as part of cost containment actions taken during 2013. The direct cost of commercial services includes amortization of capitalized software development costs of $0.1 million, $2.5 million, and $2.7 million in 2014, 2013, and 2012, respectively. The decrease in capitalized software development amortization cost in 2014 over 2013 reflects the write-down of amortizable intangible assets in the fourth quarter of 2013.

Commercial services gross profit in 2014 was $7.9 million (9%)  higher in 2014 than in 2013 reflecting more favorable average margins on software-based arrangements in 2014 in new markets. Commercial services gross profit in 2013 was $2.3 million (3%) lower than in 2012 due mainly to lower volume from white label wireless carrier revenue-sharing arrangements.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

Commercial systems revenue results from sales to wireless carriers and state and local governments of systems incorporating our licensed software for enablement of 9-1-1 call routing and computer-aided responder dispatch, and location-based wireless services infrastructure. It also includes revenue from the sale of patents and licensing of our intellectual property including payments for past patent infringement liabilities, upfront and non-refundable license fees, and royalty fees. In all cases, revenue from the licensing of our intellectual property is recognized when all four of the revenue recognition criteria are met. Some revenue from our larger NG9-1-1 deployments incorporating our software and third party components is recognized as long term contracts using percentage of completion accounting. License prices for our carrier software are generally a function of its volume of usage in our customers’ networks during the relevant period.

Commercial systems revenue in 2014 was $5.3 million (27%) higher than in 2013 as a result of more than 100% growth in NG9-1-1 infrastructure and license revenue, partially offset by about 60% lower messaging and intellectual property-related revenue. Commercial systems revenue in 2013 was $3.9 million (16%) lower than in 2012 as a result of about 60% lower NG9-1-1 revenue due to delays of system deployments dependent on the readiness of our channel partners and customers, partially offset by approximately 35% higher LBS platform sales.  Revenue from patent sales and other intellectual property transactions remained about the same at $2.8 million for 2013 and 2012.  The NG9-1-1 operations of microDATA, acquired in July 2012, contributed $5.2 million of 2013 systems revenue, down from $8.7 million in 2012, primarily due to funding delays.

The direct cost of commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, and consulting fees as well as the amortization of acquired and capitalized software development costs. The direct cost of commercial systems decreased $4.1 million (25%) in 2014 compared to 2013, reflecting $3.7 million lower software development cost amortization as a result of the 2013 write-down of intangible assets, and reflecting lower labor and direct costs related to custom development efforts and cost controls. The direct cost of commercial systems was $1.4 million (9%) higher in 2013 than in 2012, reflecting an increase in labor and direct costs for customer-related custom messaging and location-based system development projects.

Commercial systems gross profit in 2014 was $9.4 million higher in 2014 than 2013, reflecting higher revenue from NG9-1-1 and platform systems and cost efficiencies, partially offset by the decrease in gross profit from intellectual property monetization. Our 2013 commercial systems gross profit was $5.3 million (62%) lower in 2013 than 2012, reflecting lower revenue due to deployment delays from NG9-1-1 systems and the impact on gross profit of non-variable costs necessary to perform those deployments.

Government Segment:

			2014 vs. 2013			2013 vs. 2012
($ in millions)	2014	2013	$	%	2012	$	%
Services revenue	$106.3	$131.1	$(24.8)	(19%)	$146.1	$(15.0)	(10%)
Systems revenue	74.0	61.1	12.9	21%	158.6	(97.5)	(61%)
Total Government Segment revenue	180.3	192.2	(11.9)	(6%)	304.7	(112.5)	(37%)

Direct cost of services	82.0	92.3	(10.3)	(11%)	107.9	(15.6)	(14%)
Direct cost of systems	57.6	50.4	7.2	14%	133.7	(83.3)	(62%)
Total Government Segment cost of revenue	139.6	142.7	(3.1)	(2%)	241.6	(98.9)	(41%)

Services gross profit	24.3	38.8	(14.5)	(37%)	38.2	0.6	2%
Systems gross profit	16.4	10.7	5.7	53%	24.9	(14.2)	(57%)
Total Government Segment gross profit	$40.7	$49.5	$(8.8)	(18%)	$63.1	$(13.6)	(22%)
Segment gross profit as a percentage of revenue	23%	26%			21%

The primary Government Segment customers are U.S. government agencies including the Departments of Defense and Homeland Security, domestic and foreign space programs, and the contractors that supply products and services to these government customers.

Government Services Revenue, Cost of Revenue, and Gross Profit:

Government services revenue is generated from cybersecurity training and consulting, professional communications engineering and field support, program management, help desk outsource, and network design, deployment and management for government agencies, and operation, including resale of satellite airtime of fixed satellite ground terminal facilities for data connectivity. Systems maintenance fees are usually collected in advance and recognized ratably over the contractual maintenance periods.

Government services revenue in 2014 was $24.8 million (19%) lower than in 2013, due mainly to a 42% decrease in field support and professional services associated with war-related contracts, partly offset by 22% growth in cybersecurity business and higher global satellite and ground station support services revenue. In 2013, government services revenue was $15 million (10%) lower than 2012, reflecting 7% lower professional services and managed satellite services revenue, lower field support revenue due to the draw-down of Afghanistan personnel, and 3% lower cybersecurity revenue due to timing of funding for training services.

Direct cost of government services revenue consists of compensation, benefits and travel incurred in delivering these services, as well as satellite space segment purchased for resale. These costs have varied over the three years presented as a direct result of changes in volume.

Gross profit from government services was $14.5 million (37%) lower in 2014 than 2013 due largely to the effects of declining volume and margin from war-related field support and professional services, not fully offset by growth in cybersecurity and managed satellite services. Gross profit from government services in 2013 was $0.6 million (2%) higher than in 2012, due largely to the effects of some one-time changes to field support compensation arrangements as personnel transitioned from one contract to a successor.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from the sale of secure wireless communication systems, and the integration of these systems into customer networks, and from electronic components sold mainly to domestic and foreign space programs. Government systems sales in 2014 were $12.9 million (21%) higher than in 2013 due to higher volume of sales and resets of ground terminals and higher electronic component sales. This revenue varies based on the timing of orders and shipments and overall government spending and budgeting conditions. For 2013, government systems sales were $97.5 million (61%) lower than in 2012, reflecting comparison to significant 2012 non-recurring “pass through” (low-margin, low-value-add) sales, funding delays for our highly reliable electronic components and deployable communication systems, and competitor protests of awarded contracts.

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

Government systems gross profit in 2014 was $5.7 million (53%) higher than in 2013 due to higher volume in both ground terminals and electronic components. Government systems gross profit decreased $14.2 million (57%) for 2013 compared to 2012 due mainly to the lower sales volume.

Operating Expenses

Research and Development Expense:

			2014 vs. 2013			2013 vs. 2012
($ in millions)	2014	2013	$	%	2012	$	%
Research and development expense	$41.7	$34.3	$7.4	22%	$36.6	$(2.3)	(6%)
% of total revenue	12%	9%			8%

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

We develop software for systems and services used mainly by network operators, state and local public safety organizations, federal agencies, and device manufacturers. In 2014 and 2013, we have invested in R&D for 9-1-1 software and updates to location-based products, including our toolkits and application program interfaces for markets beyond network operators. We also invested in updating and expanding our secure wireless communication technology products for government customers and applications for network operators, telematics supply chain, and network security. We continue to obtain patents for some of our developers’ innovations.

In addition to company deliverables, our research and development expenditures and acquisitions have yielded a portfolio of 388 patents as of December 31, 2014, and more than 300 patent applications pending, primarily for wireless location-based technology.

In 2014 R&D expense was $7.4 million (22%) higher than in 2013 mainly due to assigning more developers to projects representing R&D expense than in earlier years, when more project work was for single-customer deliverables (reported as cost of revenue) or was subject to capitalization. R&D expense in 2013 was $2.3 million (6%) lower than in 2012 mainly due to a shift of resources to custom development efforts (reported as cost of revenue) and spending adjustments to reduce labor, contractor, and other vendor costs on mature products.

Sales and Marketing Expense:

			2014 vs. 2013			2013 vs. 2012
($ in millions)	2014	2013	$	%	2012	$	%
Sales and marketing expense	$26.0	$28.5	$(2.5)	(9%)	$30.8	$(2.3)	(7%)
% of total revenue	7%	8%			6%

Our sales and marketing expenses include fixed and variable compensation and benefits, trade show expenses, travel costs, advertising and public relations costs, as well as a proportionate share of facility-related costs which are expensed as incurred. Our marketing efforts also include speaking engagements and industry conferences. We sell our solutions through our direct sales force and leverage relationships with original equipment manufacturers and large network operators as channels for our technology. We sell our products and services to agencies and departments of the U.S. government primarily through direct sales professionals, and to foreign customers through agency and subcontractor arrangements. We sell our products and services to agencies and departments of the U.S. government primarily through direct sales professionals under prime and sub-contracts.

Sales and marketing expense in 2014 was $2.5 million (9%) lower than 2013 due to lower variable compensation and decreases in personnel and travel. In 2013 sales and marketing expense was $2.3 million (7%) lower than 2012, also due to lower variable compensation and due to decreases in personnel and travel.

General and Administrative Expense:

			2014 vs. 2013			2013 vs. 2012
($ in millions)	2014	2013	$	%	2012	$	%
General and administrative expense	$50.8	$54.7	$(3.9)	(7%)	$54.3	$0.4	1%
% of total revenue	14%	15%			11%

General and administrative (“G&A”) expense primarily represents management, finance, legal (including intellectual property management), human resources, and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities, and other facilities costs which are expensed as incurred.

G&A expenses for 2014 were $3.9 million (7%) lower than 2013 reflecting personnel cost reductions associated with 2013 actions and lower legal fees related to our intellectual property monetization, offset by about $1.3 million of one-time costs from exiting our China and Canada software development sites, so that we no longer have employees in China. G&A expenses in 2013 increased slightly over 2012 mainly due to higher expenses related to intellectual property monetization efforts and higher spending on the security and operations of internal data networks, offsetting the effects of other cost reductions and the absence of non-recurring 2012 microDATA acquisition expenses.

Depreciation and Amortization of Property and Equipment:

			2014 vs. 2013				2013 vs. 2012
($ in millions)	2014	2013	$	%		2012	$	%
Depreciation and amortization of property and equipment	$13.0	$14.9	$(1.9)	(13%	)	$14.2	$0.7	5%
Average gross cost of property and equipment during the period	$114.2	$111.4	2.8	3%		$117.3	(5.9)	(5%	)

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

Depreciation expense in 2014 was $1.9 million or 13% lower than 2013 due largely to the effect of 2013 impairment charges on the remaining depreciable base, partly offset by incremental depreciation on additions to property and equipment in 2014. Our depreciable asset based decreased in 2013 as a result of a $12.6 million write-down.

Amortization of Acquired Intangible Assets:

			2014 vs. 2013			2013 vs. 2012
($ in millions)	2014	2013	$	%	2012	$	%
Amortization of acquired intangible assets	$3.8	$4.6	$(0.8)	(17%)	$4.4	$0.2	5%

Acquired intangible assets are being amortized over estimated useful lives of between four and ten years. Amortization expense in 2014 was $0.8 million (17%) lower than 2013 reflecting the lower amortizable base following the 2013 write-down. Amortization in 2013 was $0.2 million (5%) higher than 2012, mainly due to the higher asset base resulting from the mid-2012 acquisition of microDATA.

Impairment of goodwill and long-lived assets:

			2014 vs. 2013			2013 vs. 2012
($ in millions)	2014	2013	$	%	2012	$	%
Impairment of goodwill and long-lived assets	$—	$32.0	$(32.0)	(100%)	$125.7	$(93.7)	(75%)

No impairment charges were recorded in 2014.  In 2013, we recorded a $32 million impairment charge for the excess of the carrying value over the estimated fair value of our Platforms and Applications reporting unit’s goodwill and long-lived assets. In 2012, we recorded a $125.7 million impairment charge for the excess of the carrying value over the estimated fair value of our Navigation reporting unit’s goodwill and other long-lived assets.

Interest and Financing Expense

			2014 vs. 2013			2013 vs. 2012
($ in millions)	2014	2013	$	%	2012	$	%
Interest expense on bank and other notes payable	$3.4	$3.0	$0.4	13%	$2.1	$0.9	43%
Interest expense on convertible note financing	4.4	4.8	(0.4)	(8%)	4.7	0.1	2%
Interest expense on capital lease obligations	0.5	0.6	(0.1)	(17%)	0.6	—	—
Amortization of deferred financing fees	1.0	3.4	(2.4)	(71%)	0.8	2.6	325%
Less: capitalized interest	—	(0.1)	0.1	100%	(0.1)	—	—
Total interest and financing expense	$9.3	$11.7	$(2.4)	(21%)	$8.1	$3.6	44%

Interest expense is incurred under bank and other notes payable, convertible note financings, and capital lease obligations. Financing expense amortization results from deferral of costs incurred at the time of contracting for financing facilities, which are then amortized over the terms of the facilities.

Interest and financing expenses were lower in 2014 than 2013 mainly due to lower deferred cost balances resulting from accelerated amortization of deferred 4.5% convertible notes financing fees as these notes were retired. Convertible notes interest expense in 2014 was lower than in 2013 due to lower outstanding borrowings, partially offset by the effect of a higher average rate. Higher 2014 interest expense on bank debt and other notes payable was due to a higher average bank borrowing balance offset by lower interest on seller notes as payments were made.

Interest and financing expenses were higher in 2013 than 2012 due to interest on the higher average borrowing balance under our Senior Credit Facility, full-year interest on the mid-2012 microDATA promissory notes, a higher interest rate on $50 million of new convertible notes due 2018 that were exchanged in the second quarter of 2013 for notes due 2014, the accelerated amortization of deferred financing fees upon refinancing of the 2012 bank term loan, and accelerated amortization deferred financing costs for notes retired early.

Our capital lease obligations include interest at various stated rates averaging about 5% per annum. Our interest under capital leases fluctuates depending on the amount of capital lease obligations in each year.

Gain (loss) on early retirement of debt

			2014 vs. 2013			2013 vs. 2012
($ in millions)	2014	2013	$	%	2012	$	%
Gain (loss) on early retirement of debt	$—	$(0.2)	$0.2	100%	$0.4	$(0.6)	(150%	)

In 2012, we repurchased and retired $10 million of the outstanding 4.5% Convertible Senior Notes due in November 2014, and recorded a $0.4 million gain on retirement of debt. During 2013, we retired and repurchased an additional $78.9 million of the outstanding Notes and recorded a loss of $0.2 million on the retirement of the debt.

Other Income (Expense), Net

			2014 vs. 2013				2013 vs. 2012
($ in millions)	2014	2013	$	%		2012	$	%

Foreign currency transaction (loss) gain	$(1.4)	$(0.1)	$(1.3)	(1300%	)	$(0.1)	$—	NM
Miscellaneous other (expense) income	0.3	(0.1)	0.4	400%		0.1	(0.2)	(200%	)
Total other income (expense), net	$(1.1)	$(0.2)	$(0.9)	(450%	)	$—	$(0.2)	100%

Other income (expense), net, includes foreign currency transaction gain or loss resulting from exchange rate fluctuations, adjustments to the estimate of payments due under acquisition earn-out arrangements, as well as interest income, and realized gain or loss on marketable securities. Other income (expense), net also includes the effects of foreign currency revaluation on our cash, receivables, and deferred revenues that are stated in currencies other than U.S dollars. In 2014, we recorded a currency translation loss as the Euros we purchased in anticipation of fulfillment of a Euro-denominated obligation coming due in 2015 declined in value relative to the US dollar.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using enacted tax rates. The Company records the estimated value of its uncertain tax position by reducing the value of certain tax attributes. The Company would classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the Consolidated Statements of Operations for 2014 and the Consolidated Balance Sheets at December 31, 2014. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. and various state and foreign jurisdictions. As of December 31, 2014, open tax years in the federal and some state jurisdictions date back to 1998, due to the taxing authorities’ ability to adjust operating loss carryforwards.

ASC 740 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. This process requires the Company’s management to make assessments regarding the timing and probability of the ultimate tax impact. Additionally, the Company establishes reserves for uncertain tax positions based upon our judgment regarding potential future challenges to those positions. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which the Company operates, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on the Company’s financial position.

Deferred tax assets consist primarily of net operating loss and tax credit carryforwards as well as deductible temporary differences. Prior to 2008 and at December 31, 2013 and 2014, the Company provided a valuation allowance for deferred tax assets based on management’s evaluation that the Company’s ability to realize such assets did not meet the criteria of “more likely than not”. The Company has continuously evaluated additional facts representing positive and negative evidence in the determination of its ability to realize the deferred tax assets.

Net loss

			2014 vs. 2013			2013 vs. 2012
($ in millions)	2014	2013	$	%	2012	$	%
Net loss	$(1.7)	$(58.6)	$56.9	97%	$(98.0)	$39.4	40%

Our 2014 net loss was lower than in 2013 and 2012 as a result of improved operating results and the absence of impairment charges and other factors discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flows for the years ended December 31:

($ in millions)	2014	2013	2012
Net cash and cash equivalents provided by/(used in):
Operating activities:
Net loss	$(1.7)	$(58.6)	$(98.0)
Non-cash charges	26.2	36.4	37.0
Non-cash impairment of goodwill and long-lived assets	—	32.0	125.7
Deferred income tax provision	3.6	16.0	(15.7)
Excess tax provision (benefit) from share-based compensation arrangements	—	—	1.5
Net changes in working capital, including changes in other assets	(35.6)	22.4	(12.6)
Net operating activities	(7.5)	48.2	37.9
Investing activities:
Purchases of property and equipment	(8.5)	(16.7)	(22.7)
Capital purchases funded through leases	2.8	6.0	4.9
Purchases of property and equipment, net of assets funded through leases	(5.7)	(10.7)	(17.8)
Capitalized software development costs	(1.7)	(2.0)	(1.9)
Proceeds from (purchases of) marketable securities, net	(3.7)	(5.4)	4.0
Cash received for location business wind-down arrangement	15.0	—	—
Acquisitions, net of cash acquired	—	—	(20.8)
Net investing activities	3.9	(18.1)	(36.5)
Financing activities:
Payments on long-term debt and capital leases	(30.6)	(91.1)	(55.6)
Proceeds from bank and other debt borrowings	19.6	66.5	54.5
Earn-out payment	(0.3)	—	(3.9)
Excess tax benefit from stock compensation plan	—	—	(1.5)
Other financing activities	(0.1)	(0.2)	0.8
Net financing activities	(11.4)	(24.8)	(5.7)
Net change in cash and cash equivalents	$(15.0)	$5.3	$(4.3)
Days revenue outstanding in accounts receivable, including unbilled receivables	93	72	72

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, debt and capital leases, and issuance of public equity.

At December 31, 2014, our liquidity included $50.1 million cash, cash equivalents, and marketable securities and $25 million of unused borrowing availability under our bank line of credit. We also had up to $18.9 million of undrawn bank delayed draw term loan capacity under our June 2013 Senior Credit facility which may be available to us in the second quarter of 2015 for general corporate purposes if covenant requirements are met. The Senior Credit Facilities also include a $25 million incremental loan arrangement subject to our future needs and bank approval, although no assurances can be given that this incremental loan amount will be available to us when and if needed.
Our year-end cash and cash equivalents balance was $26.9 million and when added to marketable securities, our total liquid funds were $50.1 million, down $11.8 million from $61.9 million at year-end 2013. At December 31, 2013, our cash and cash equivalents balance was $41.9 million and when added to marketable securities, our total liquid funds were $61.9 million, up $10.4 million from $51.5 million at year-end 2012.

Sources and uses of cash:

Operating activities: Cash used in operations was $7.5 million in 2014 compared to cash generated by operations of $48.2 million in 2013. Higher year-end working capital was mainly due to higher accounts receivable relating to late-in-the-year timing of billings under business agreement terms. Cash generated by operations was $48.2 million in 2013, up $10.3 million compared to $37.9 million in 2012. Lower year end working capital was mainly due to lower accounts receivable relating to the timing of revenue and customer payments under business agreement terms, decreased inventory, a decrease in accounts payable and accrued expenses due to timing of vendor payments, and lower unbilled receivables and deferred revenue due to timing of percentage of completion projects. Cash from operating profits during 2014, 2013, and 2012 has been largely sheltered from income taxes due to the use of loss carry-forwards generated in prior years.

Investing activities: Investing activities for 2014 included acquiring a small location-based application business serving customers in Europe and the Middle East under a plan to wind-down its separate operations. The seller provided $15 million of funding, which we expect to be sufficient to complete the wind-down over a period of two years or less. On July 6, 2012, we completed the acquisition of microDATA for approximately $35 million, comprised of $20.8 million in cash at closing, plus $14.3 million in promissory notes and performance-based earn-out opportunities. Fixed asset additions, excluding assets funded by leasing, were $8.5 million, $16.7 million, and $22.7 million for 2014, 2013, and 2012, respectively. Also, investments were made in development of software for resale which had reached the stage of development calling for capitalization, in the amounts of $1.7 million, $2 million, and $1.9 million 2014, 2013, and 2012, respectively.  During 2014 and 2013, we invested (net) $3.7 million and $5.4 million in marketable securities, respectively, and during 2012, we received net $4 million from the sale and maturity of marketable securities.

Financing activities: In 2014 we made $30.6 million in principal payments on bank and capital lease borrowings including the repurchase of the remaining $14.6 million outstanding principal of our 4.5% Convertible Notes which was financed using our Delayed Draw Term Loan Facility. We also made the final promissory note installment of $4.8 million to the sellers of microDATA, and the final $0.3 million microDATA earn-out payment. We funded $2.8 million of fixed asset additions using capital leases in 2014 and drew $5 million on our line of credit facility, which was repaid in January 2015.

 In 2013 we closed on a new $130 million Senior Credit Facilities agreement, we retired $50 million of our outstanding 4.5% Convertible Senior Notes in exchange for new $50 million 7.75% Convertible Senior Notes, and repurchased $28.9 million of 4.5% Convertible Senior Notes. We made $42.4 million in bank loan principal payments. We paid off the $6 million of borrowings on our line of credit outstanding at December 31, 2012. We also made our scheduled $7.5 million payment due on seller promissory notes and made regularly scheduled capital lease principal payments of $6.3 million. We funded fixed asset purchases with new capital leases totaling $6 million in 2013.

In 2012 we amended our loan and security agreement, and made scheduled payments on bank borrowings and capital leases of $27 million. We repurchased a portion of our 4.5% convertible notes for $9.6 million and borrowed an additional $9.5 million under our line of credit. We made an earn-out payment of $3.9 million related to a 2009 acquisition, and funded fixed asset purchases with capital leases totaling $4.9 million.

Senior debt: The Company has borrowing capacity under our $130 million Senior Credit Facilities (the “Senior Credit Facilities” or “Credit Agreement”) in accordance with a June 25, 2013 agreement, as amended June 9, 2014. The Senior Credit Facilities include (i) a $56.5 million term loan A facility (“Term Loan A Facility”), (ii) a $43.5 million delayed draw term loan facility (“Delayed Draw Term Loan Facility”), and (iii) a $30 million revolving loan facility (“Revolving Loan Facility”). The Senior Credit Facilities also include a $25 million incremental loan arrangement subject to the Company’s future needs and bank approval, although no assurance can be given that this incremental loan amount will be available to us when and if needed.

In 2013, we borrowed $56.5 million under the Term Loan A Facility. Proceeds were used for (i) repayment of the remaining balance under 2012 Term Loan, which was terminated, (ii) approximately $16 million for on-going working capital and other general corporate purposes, and (iii) fees and expenses associated with the new facility. In 2013 and 2014, we borrowed a $10 million and $14.6 million, respectively, under the Delayed Draw Term Loan Facility which was used towards the purchase of the remaining outstanding 4.5% convertible notes. Under the agreement, $18.9 million of the remaining Delayed Draw Term Loan Facility may be available to us in the second quarter of 2015 subject to our meeting certain financial covenants. Any amount of the Delayed Draw Term Loan Facility not drawn on April 30, 2015 will expire unused. The Credit Agreement provides that the banks hold at least $35 million of the Company’s cash and marketable securities until December 31, 2015.

Additional liquidity is available through the $30 million Revolving Loan Facility, of which $25 million is undrawn, to be used for our on-going working capital and other general corporate purposes, replacing the revolving line under the 2009 Loan and Security Agreement which has been paid off and terminated.

Loans borrowed under the Term Loan A Facility, the Revolving Loan Facility or the Delayed Draw Term Loan Facility may be borrowed at rates based on the Eurodollar/LIBOR (beginning at L +3.75%) or Alternate Base Rate (ABR) (beginning at ABR + 2.75%), which may be adjusted as provided in the Credit Agreement.

The Term Loan A Facility, the Delayed Draw Term Loan Facility, and the Revolving Loan Facility have a maturity date of March 31, 2018, unless extended as provided in the Credit Agreement. The Term Loan A and Delayed Draw facility are payable in quarterly installments on the first fiscal day of each quarter beginning October 1, 2013. We made $0.4 million of scheduled payments on the Term Loan A and Delayed Draw facilities in 2013, and $2 million in 2014. $1 million is payable in the quarter beginning January 1, 2015 increasing to $1.5 million in the quarter ending December 31, 2016 and to $1.9 million in the quarter ending December 31, 2017, with the remaining principal due at maturity. Additional Delayed Draw Term Loan Facility borrowings would be repaid in consecutive quarterly installment payments in the same proportion as the installment payments for the Term Loan A and existing Delayed Draw Term Loan borrowings, with the remaining principal due at maturity. The Senior Credit Facilities are also subject to mandatory repayments from excess cash flow and other sources, such as net cash proceeds of debt or equity issuances, asset sales, casualty insurance claims and other recovery events, as described in the Credit Agreement. In 2014, a mandatory repayment of $3.9 million was made based on 2013 results. Based on 2014 excess cash flow as defined, the company will make a mandatory repayment of $5.9 million in the first quarter of 2015.

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

In July 2012, we borrowed $45 million under a term loan agreement (“2012 Term Loan”). We used $19 million of the borrowings to pay off outstanding indebtedness under our prior term loan and for transaction fees associated with the Amendment, and $20 million was used towards the acquisition of privately-held microDATA. The 2012 Term Loan was paid in full with funds borrowed under the 2013 Term Loan A Facility, as discussed above.

Interest Rate Hedging Activities: In August 2014, we entered into an interest rate swap agreement with our principal bank to reduce the variability of interest expense due to fluctuations in market interest rates. Its $32.1 million initial notional amount represents about half of the outstanding balances of the floating rate Term Loan A and Delayed Term Loan Facilities. The interest rate swap results in a fixed rate of 5.165% on the notional amount of the swap until its June 25, 2018 maturity. The notional amount of the swap will change over time to reflect approximately 50% of the outstanding expected Senior Credit Facility balances; interest rate re-set and interest rate payment dates mirror those of the underlying Senior Credit Facilities. The swap is expected to offset changes in expected cash flows due to fluctuations in the one month LIBOR rate over the term of the hedge. The interest rate swap fair value as of December 31, 2014 was a $0.2 million liability. For the three months ended December 31, 2014, the hedge was highly effective and no gains or losses were recognized in earnings.

7.75% Convertible Notes: On May 8, 2013, we completed privately-negotiated exchange agreements with note holders and retired $50 million of our 4.5% Convertible Senior Notes due 2014 issued in 2009 (“2014 Notes”) in exchange for $50 million of new 7.75% Convertible Senior Notes due 2018 (“2018 Notes”).

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

4.5% Convertible Notes: In 2009, we sold $103.5 million aggregate principal amount of 4.5% Convertible Senior Notes, which have now been fully retired.

In the fourth quarter of 2012, we repurchased $10 million of the outstanding 2014 Notes, plus accrued and unpaid interest and recorded a gain on the early retirement of $0.4 million. On May 8, 2013, we retired $50 million of the 4.5% Convertible Senior Notes by exchanging them for $50 million of 2018 Notes. In the second half of 2013, we repurchased $28.9 million of the outstanding 2014 Notes, plus accrued and unpaid interested and recorded a loss of $0.2 million. In 2014, we repurchased the remaining $14.6 million balance of the 2014 Notes.

Concurrent with the issuance of the 2014 Notes, we entered into convertible note hedge transactions and warrant transactions, that were expected to reduce the potential dilution associated with the conversion of the 2014 Notes. Holders may have converted the 2014 Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate would have initially been 96.637 shares of Class A common stock per $1 (one thousand) principal amount of 2014 Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions is an increase in the effective conversion premium of the 2014 Notes to $12.74 per share. The convertible note hedge and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, which are not part of the terms of the 2014 Notes and will not affect the holders’ rights under the 2014 Notes. The cost of the convertible note hedge transactions to the Company was approximately $23.8 million, and was accounted for as an equity transaction in accordance with ASC 815-40, Contracts in Entity’s own Equity. The Company received proceeds of approximately $13 million related to the sale of the warrants, which has also been classified as equity as the warrants meet the classification criteria under ASC 815-40-25, in which the warrants and the convertible note hedge transactions require settlements in shares and provide the Company with the choice of a net cash or common shares settlement. As the convertible note hedge and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid-in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. The note hedge transaction expired pro rata as the 2014 Notes were repurchased. The warrants, which expire in 2015, were not affected by the retirements of the 2014 Notes.

Seller Notes: In July, 2012, we issued $14.3 million in 6% promissory notes as part of the consideration for our acquisition of microDATA. The remaining outstanding balance of $4.8 million was paid in accordance with the note terms on June 30, 2014.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have a $25 million undrawn Revolving Loan Facility through March 2018, $18.9 million of undrawn Delayed Draw Term Loan Facility available in the second quarter of 2015 for further borrowings if covenant requirements are met, as well as borrowing capacity under a capital lease facility. We may also consider raising capital in the public markets as a means to meet our capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities, raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

As of December 31, 2014, 2013, and 2012, we did not have any material standby letters of credit outstanding.

Contractual Commitments

As of December 31, 2014, our most significant commitments consisted of term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. As of December 31, 2014 our commitments consisted of the following:

	Within 12	1-3	3-5	More Than
($ in millions)	Months	Years	Years	5 Years	Total
Senior credit facility[1]	$12.6	$15.7	$55.2	$—	$83.5
7.75% Convertible notes obligation due 2018	3.9	7.8	51.9	—	63.6
Operating leases	6.4	13.1	2.4	0.7	22.6
Purchase obligations	12.7	1.8	—	—	14.5
Capital lease obligations	4.6	5.6	—	—	10.2
Total contractual commitments	$40.2	$44.0	$109.5	$0.7	$194.4

1The cash payments due for Senior credit facility include estimated interest payments based on the LIBOR plus a fixed spread that were effective at the balance sheet date.

The preceding table does not reflect unrecognized tax benefits as of year ended 2014 of $4.6 million as the Company is unable to estimate the timing of related future payments. The Company does not anticipate the total amounts of unrecognized tax benefits to significantly increase in the next twelve months, see Note 16 to the Consolidated Financial Statements.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

We have limited exposure to financial market risks, including changes in interest rates. As discussed above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we have Senior Credit Facilities comprised of a $30 million revolving line of credit, a $56.5 million Term Loan A Facility, and a $43.5 million Delayed Draw Term Loan Facility. During 2014, we entered into an interest rate swap which initially hedged about $32.1 million of our floating rate bank debt. The notional amount of the swap will change over time to reflect approximately 50% of the outstanding expected Senior Credit Facilities balances. At December 31, 2014, we had $26.9 million of cash and cash equivalents and $23.2 million of marketable securities, or a total of $50.1 million. Cash and cash equivalents consisted of demand deposits and money market accounts that are interest rate sensitive. Marketable securities consisted of corporate bonds, agency bonds and mortgage and asset backed securities, see Note 5. These investments have short maturities mitigating their sensitivity to interest rates. A hypothetical 100 basis point adverse movement (increase) in interest rates would have decreased our net income for 2014 by approximately $0.5 million, resulting in no significant impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

For the year ended December 31, 2014, we generated $40.7 million of revenue outside the U.S. A majority of our transactions generated outside the U.S. are denominated in U.S. dollars and a change in exchange rates would not have a material impact on our Consolidated Financial Statements. As of December 31, 2014, we had approximately $0.8 million of billed and $1.1 million unbilled accounts receivable that would expose us to foreign currency exchange risk. During 2014, our average receivables and deferred revenue subject to foreign currency exchange risk were $1.4 million and $0.2 million, respectively. We recorded an immaterial amount of transaction income on foreign currency denominated receivables and deferred revenue for the year ended December 31, 2014.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2014, that are materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TeleCommunication Systems, Inc.

We have audited TeleCommunication Systems, Inc. internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). TeleCommunication Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TeleCommunication Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TeleCommunication Systems, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of TeleCommunication Systems, Inc. and our report dated March 13, 2015 expressed an unqualified opinion thereon.

Baltimore, Maryland/s/ Ernst & Young LLP

March 13, 2015

Part III

Item 10. Directors , Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated herein by reference from the information captioned “Board of Directors” and “Security Ownership of Certain Beneficial Owners and Management” to be included in the Company’s definitive proxy statement to be filed in connection with the 2015 Annual Meeting of Stockholders, to be held on May 28, 2015 (the “Proxy Statement”).

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

Supplemental Financial Schedule II

TeleCommunication Systems, Inc.
Valuation and Qualifying Accounts
(amounts in thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance Beginning of Year	Additions, Costs, and Expenses	Deductions	Balance End of Year

Year ended December 31, 2014
Allowance for doubtful accounts	$388	$242	$(25)	$605
Income tax valuation allowance	$30,284	$4,611	$-	$34,895

Year ended December 31, 2013
Allowance for doubtful accounts	$394	$446	$(452)	$388
Income tax valuation allowance	$698	$29,586	$-	$30,284

Year ended December 31, 2012
Allowance for doubtful accounts	$368	$30	$(4)	$394
Income tax valuation allowance	$698	$-	$-	$698

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TeleCommunication Systems, Inc.

We have audited the accompanying consolidated balance sheets of TeleCommunication Systems, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleCommunication Systems, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TeleCommunication Systems, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 13, 2015 expressed an unqualified opinion thereon.

Baltimore, Maryland/s/ Ernst & Young LLP

March 13, 2015

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	December 31,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$26,922	$41,904
Marketable securities	23,226	20,004
Accounts receivable, net of allowance of $605 in 2014 and $388 in 2013	74,051	45,789
Unbilled receivables	22,324	16,009
Inventory	6,253	9,890
Deferred project costs and other current assets	17,977	15,286
Total current assets	170,753	148,882
Property and equipment, net of accumulated depreciation and amortization of $83,645 in 2014 and $73,068 in 2013	33,418	38,355
Software development costs, net of accumulated amortization of $3,072 in 2014 and $1,791 in 2013	4,608	4,178
Acquired intangible assets, net of accumulated amortization of $13,970 in 2014 and $10,173 in 2013	17,206	21,003
Goodwill	104,241	104,241
Other assets	3,855	4,796
Total assets	$334,081	$321,455
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$41,599	$24,372
Accrued payroll and related liabilities	13,599	14,378
Deferred revenue	22,000	24,809
Current portion of bank borrowings and notes payable, and capital lease obligations	19,291	30,145
Total current liabilities	96,489	93,704
Notes payable and capital lease obligations, less current portion	119,850	117,384
Deferred tax liabilities	3,556	—
Other liabilities	1,340	1,124
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares - 225,000,000; issued and outstanding shares of 55,144,066 in 2014 and 53,763,871 in 2013	552	538
Class B Common Stock; $0.01 par value:
Authorized shares - 75,000,000; issued and outstanding shares of 4,801,245 in 2014 and 4,997,769 in 2013	48	50
Additional paid-in capital	346,277	340,814
Accumulated other comprehensive (loss) income	(114)	27
Accumulated deficit	(233,917)	(232,186)
Total stockholders’ equity	112,846	109,243
Total liabilities and stockholders’ equity	$334,081	$321,455

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenue
Services	$260,747	$281,389	$305,118
Systems	99,090	80,902	182,266
Total revenue	359,837	362,291	487,384

Direct costs of revenue
Direct cost of services revenue	142,231	156,285	178,317
Direct cost of systems revenue	70,040	67,038	148,860
Total direct cost of revenue	212,271	223,323	327,177

Services gross profit	118,516	125,104	126,801
Systems gross profit	29,050	13,864	33,406
Total gross profit	147,566	138,968	160,207

Operating expenses
Research and development expense	41,723	34,308	36,602
Sales and marketing expense	25,994	28,495	30,753
General and administrative expense	50,820	54,689	54,277
Depreciation and amortization of property and equipment	13,032	14,853	14,245
Amortization of acquired intangible assets	3,797	4,570	4,374
Impairment of goodwill and long-lived assets	—	31,977	125,703
Total operating expenses	135,366	168,892	265,954

Income (loss) from operations	12,200	(29,924)	(105,747)

Interest expense	(8,264)	(8,262)	(7,383)
Amortization of deferred financing fees	(1,005)	(3,403)	(757)
Gain (loss) on early retirement of debt	—	(178)	431
Other income (expense), net	(1,133)	(239)	(23)
Net income (loss) before income taxes	1,798	(42,006)	(113,479)
Income tax (expense) benefit	(3,529)	(16,591)	15,491
Net loss	$(1,731)	$(58,597)	$(97,988)

Net loss per share-basic and diluted	$(0.03)	$(1.00)	$(1.69)

Weighted average shares outstanding-basic and diluted	59,466	58,611	57,889

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Comprehensive Loss

(amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(1,731)	$(58,597)	$(97,988)
Other comprehensive income (loss):
Foreign currency translation adjustments
Arising during the period	198	(17)	(7)
Reclassification to net loss	(17)	—	—
Net foreign currency translation	181	(17)	(7)
Unrealized loss on interest rate hedge	(240)	—	—
Unrealized gain (loss) on securities:
Arising during the period	(89)	1	38
Reclassification to net loss	7	(7)	(13)
Net unrealized gain (loss)	(82)	(6)	25
Other comprehensive income (loss)	(141)	(23)	18
Comprehensive loss	$(1,872)	$(58,620)	$(97,970)

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

				Accumulated
	Class A	Class B	Additional	Other
	Common	Common	Paid-In	Comprehensive	Accumulated
	Stock	Stock	Capital	Income (Loss)	Deficit	Total
Balance at January 1, 2012	$521	$53	$325,744	$32	$(75,601)	$250,749

Options exercised for the purchase of 54,921 shares of Class A Common Stock	—	—	132	—	—	132
Issuance of 583,034 shares of Class A Common Stock under Employee Stock Purchase Plan	6	—	862	—	—	868
Issuance of 301,053 Restricted Class A Common Stock	3	—	—	—	—	3
Surrender of shares of Restricted Class A Common Stock	—	—	(191)	—	—	(191)
Conversion of 100,000 shares of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	9,021	—	—	9,021
Excess tax deficit from share-based payment arrangements	—	—	(1,510)	—	—	(1,510)
Other comprehensive income	—	—	—	18	—	18
Net loss	—	—	—	—	(97,988)	(97,988)
Balance at December 31, 2012	$531	$52	$334,058	$50	$(173,589)	$161,102

Options exercised for the purchase of 96,267 shares of Class A Common Stock	1	—	181	—	—	182
Issuance of 639,232 Restricted Class A Common Stock	6	—	(6)	—	—	—
Surrender of shares of Restricted Class A Common Stock	(2)	—	(455)	—	—	(457)
Conversion of 250,000 shares of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	7,036	—	—	7,036
Other comprehensive loss	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(58,597)	(58,597)
Balance at December 31, 2013	$538	$50	$340,814	$27	$(232,186)	$109,243

Options exercised for the purchase of 232,448 shares of Class A Common Stock	2	—	537	—	—	539
Issuance of 160,115 shares of Class A Common Stock under Employee Stock Purchase Plan	2	—	336	—	—	338
Issuance of 1,063,993 Restricted Class A Common Stock	11	—	(129)	—	—	(118)
Surrender of shares of Restricted Class A Common Stock	(3)	—	(830)	—	—	(833)
Conversion of 196,524 shares of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	5,549	—	—	5,549
Other comprehensive loss	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	(1,731)	(1,731)
Balance at December 31, 2014	$552	$48	$346,277	$(114)	$(233,917)	$112,846

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(1,731)	$(58,597)	$(97,988)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and long-lived assets	—	31,977	125,703
Depreciation and amortization of property and equipment	13,032	14,853	14,245
Stock-based compensation expense	5,549	7,036	9,021
Amortization of acquired intangible assets	3,797	4,570	4,374
Deferred tax expense (benefit)	3,556	16,046	(15,691)
Amortization of capitalized software development costs	1,281	7,466	7,660
Amortization of deferred financing fees	1,005	3,403	757
Amortization of investment premiums and accretion of discounts, net	437	246	425
Excess tax deficit from share-based payment arrangements	—	—	1,510
Gain (loss) on early retirement of debt	—	178	(431)
Other non-cash adjustments	1,221	(1,339)	968
Changes in operating assets and liabilities:
Accounts receivable, net	(26,296)	37,202	(16,062)
Unbilled receivables	(4,613)	7,086	8,768
Inventory	3,637	1,194	(3,941)
Deferred project costs and other current assets	(2,338)	108	1,376
Other assets	(64)	(2,772)	1,316
Accounts payable and accrued expenses	7,945	(13,464)	(10,441)
Accrued payroll and related liabilities	(3,665)	(4,028)	1,063
Deferred revenue	(7,429)	(1,718)	5,184
Other liabilities	(2,809)	(1,254)	108
Subtotal - Changes in operating assets and liabilities	(35,632)	22,354	(12,629)
Net cash (used in) provided by operating activities	(7,485)	48,193	37,924

Investing activities:
Purchases of property and equipment	(5,663)	(10,736)	(17,761)
Cash received for business wind-down arrangement	15,016	—	—
Acquisition, net of cash acquired	—	—	(20,786)
Purchases of marketable securities	(24,770)	(12,697)	(6,630)
Proceeds from sale and maturity of marketable securities	21,029	7,316	10,587
Capitalized software development costs	(1,687)	(1,954)	(1,881)
Net cash provided by (used in) investing activities	3,925	(18,071)	(36,471)

Financing activities:
Payments on bank borrowings, notes payable, and capital lease obligations	(30,642)	(91,066)	(55,664)
Proceeds from bank and other borrowings	19,562	66,500	54,500
Payments of tax withholdings on restricted stock	(833)	(457)	—
Earn-out payment related to 2012 acquisition	(268)	—	(3,863)
Excess tax deficit from share-based payment arrangements	—	—	(1,510)
Proceeds from exercise of employee stock options and sale of stock	759	182	809
Net cash used in financing activities	(11,422)	(24,841)	(5,728)

Net increase (decrease) in cash	(14,982)	5,281	(4,275)
Cash and cash equivalents at the beginning of the period	41,904	36,623	40,898

Cash and cash equivalents at the end of the period	$26,922	$41,904	$36,623

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share data)

1. Significant Accounting Policies

Description of Business

TeleCommunication Systems, Inc. develops and delivers highly reliable and secure wireless communication technology. The Company enables 9-1-1 infrastructure, cybersecurity, deployable wireless terminals, space components, and applications for mobile location-based services and messaging. Principal customers are wireless network operators, defense and public safety government agencies, and Fortune 150 enterprises requiring high reliability and security. While we manage and have historically reported two business segments, Commercial and Government, digital wireless voice and data communication technology is converging, so engineers from either segment are collaborating to address solution needs for customers of the other segment.

Commercial Segment: We are one of two leading companies that enable 9-1-1 call routing via cellular, VoIP, and next generation technology. Other TCS hosted and managed services include cellular carrier infrastructure for text messaging and location-based platforms and applications. Commercial segment customers include wireless network operators, VoIP, wireless device manufacturers, automotive industry suppliers, and state and local governments.

Government Segment: For our core segment customers, U.S. Department of Defense agencies, we provide cybersecurity services, support, and training and “C4ISR” (command, control, communications, computers, intelligence surveillance and reconnaissance) resources, wireless ground terminals and related support, management and resale of satellite bandwidth, and information technology outsource services. TCS engineers, furnishes, and supports ground terminals used for secure satellite-based and other line-of-sight and beyond-line-of-sight communications, as well as related components incorporating government-approved cryptologic devices and other hardened components for aerospace and defense.

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

In reporting the values of long-lived assets, the Company reported no impairment charges in 2014. In 2013, TCS’s  Platforms and Applications reporting unit’s goodwill and long-lived assets with a carrying value of $65,406 were written down to estimated fair value of $33,429, resulting in an impairment charge of $31,977 to goodwill and long-lived assets. We valued the existing technology using a discounted cash flow method to determine whether a write-down was necessary, and after concluding that a write-down was necessary, used a relief from royalty method to value the licensable technology. We then used a discounted cash flow method to determine the fair value of our Platforms and Applications reporting unit.

A summary of the 2013 impairment charge is set forth below:

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

Foreign Currency Translation. Financial statements for the Company’s small foreign subsidiaries with functional currencies other than U.S. dollars are translated using the exchange rates at the balance sheet date for assets and liabilities, and a weighted average rate is used to remeasure revenues and expenses. The resulting adjustments are reported in other comprehensive income. Income and expense items are translated at average monthly rates of exchange. Foreign currency transaction gains and losses are recorded in other income (expense) in the Consolidated Statements of Operations.

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

Marketable Securities. Our marketable securities are classified as available-for-sale. Our primary objectives when investing are to preserve principal, maintain liquidity, and obtain higher yield. Our intent is not specifically to invest and hold securities with longer term maturities. We have the ability and intent, if necessary, to liquidate any of these investments in order to meet our operating needs within the next twelve months. The securities are carried at fair market value based on quoted market price with net unrealized gains and losses in stockholders’ equity as a component of accumulated other comprehensive income. If we determine that a decline in fair value of the marketable securities is other than temporary, a realized loss would be recognized in earnings. Gains or losses on securities sold are based on the specific identification method and are recognized in earnings. We recorded immaterial net gains on the sale and maturity of marketable securities for the years ended December 31, 2014, 2013, and 2012 in Other income (expense), net.

Interest Rate Hedging Activity. To reduce the risk of variability of cash flows associated with changes in interest rates on a portion of our floating rate debt, we entered into an interest rate swap (“hedge” or “swap”) agreement with our principal bank during the third quarter of 2014. The interest rate swap is designated as a cash flow hedge and its effect is recognized on the consolidated balance sheets at fair value. We formally documented the relationship between the interest rate swap and the hedged bank debt, as well as the risk management objective and the strategy for using the hedging instrument. We assess whether the relationship is highly effective at offsetting changes in the fair value both at inception of the hedging relationship and on an ongoing basis. Unrealized gains and losses are recognized as a component of accumulated other comprehensive income (loss) to the extent that the hedge is effective at offsetting the change in the fair value of the hedged item and realized gains and losses are recognized in interest expense.

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

Inventory. We maintain inventory of component parts and finished product for our deployable communication systems and aerospace components. Inventory is stated at the lower of cost or market value. Cost is based on the weighted average method. The cost basis for finished units includes manufacturing cost. We record any amounts required to reduce the carrying value of inventory to net realizable value as a change to cost of revenue.

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

In 2013 and 2012, after adjusting projections for decreased expected revenue from services supported by capitalized software for internal use included in property and equipment, we evaluated the recoverability of our Platforms and Applications and Navigation reporting units’ fixed assets, respectively, by comparing the carrying amount of the assets to future undiscounted net cash flows that we expect to generate from these assets. As a result of our reviews, we recorded impairment charges of $12,565 in 2013 and $12,987 in 2012.

Goodwill.  Goodwill represents the excess of cost over the fair value of assets of acquired businesses. Goodwill is not amortized, but instead is evaluated for impairment in the fourth quarter of each year, or sooner should there be an indicator of impairment. We may assess qualitative factors to determine whether it is more likely than not an event or circumstance might indicate the fair value of the reporting unit is less than its carrying value. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower expected growth, among others. After completing our assessment of such qualitative factors, and if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform a two-step process. The first step requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment. In the second step, a fair value for implied goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value, if any, would represent the amount of goodwill impairment.

At December 31, 2014, goodwill was $104,241. Our assessment of goodwill in the current reporting period indicated that the fair value of our reporting units exceeded their carrying value, see Note 9 for additional details.

For goodwill impairment testing, we have four reporting units. In 2013, we reorganized the Commercial Segment in order to better conform and integrate the product lines and create efficiencies, so that one management team is now responsible for all Commercial Platforms & Applications other than the 9-1-1 Safety and Security part of the Commercial Segment. Previously, our Commercial Segment was comprised of Navigation and Other Commercial reporting units. Our two Government Segment reporting units, the Government Solutions Group unit and the Cyber Intelligence unit, remain the same.

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

Costs are capitalized when technological feasibility has been established. For new products, technological feasibility is established when an operative version of the computer software product is completed in the same software language as the product to be ultimately marketed, performs all the major functions planned for the product, and has successfully completed initial customer testing. Technological feasibility for enhancements to an existing product is established when a detail program design is completed. Costs that are capitalized include direct labor and other direct costs. These costs are amortized on a product-by-product basis using the straight-line method over the product’s estimated useful life, between three and five years. Amortization is also computed using the ratio that current revenue for the product bears to the total of current and anticipated future revenue for that product (the revenue curve method). If this revenue curve method results in amortization greater than the amount computed using the straight-line method, amortization is recorded at that greater amount. Our policies to determine when to capitalize software development costs and how much to amortize in a given period require us to make subjective estimates and judgments. If our software products do not achieve the level of market acceptance that we expect and our future revenue estimates for these products change, the amount of amortization that we record may increase compared to prior periods. The amortization of capitalized software development costs is recorded as a cost of revenue. Amortization of capitalized software developments costs included in direct costs of services and systems were respectively $88 and $1,194 in 2014, $2,527 and $4,939 in 2013, and $2,692 and $4,971 in 2012. The decrease in capitalized software development costs included in services is directly related to the 2013 and 2012 write-down of capitalized software development costs associated with the Platforms and Applications and Navigation reporting unit, respectively.

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

During 2013, we recognized a software development cost impairment charge of $9,270 after determining that costs related to our Platforms and Applications reporting unit were not recoverable based on decreased expected revenue from services using the software. During 2012, we recognized a software development cost impairment charge of $12,420 after determining that the costs related our Navigation reporting unit were not recoverable based on decreased projected revenue.

Acquired Intangible Assets. Our acquired intangible assets have useful lives of four to ten years, including assets acquired in 2009 and 2012. We are amortizing these assets using the straight-line method. We have not incurred costs to renew or extend the term of acquired intangible assets.

We evaluate acquired intangible assets when events or changes in circumstances indicate that the carrying values of such assets might not be recoverable. Our review of factors present and the resulting appropriate carrying value of our acquired intangible assets are subject to judgments and estimates by management. Future events such as a significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired. In 2013, after adjusting projections for uncertainty at a significant customer, we recorded an impairment charge of $599 to acquired intangible assets related to our Platforms and Applications reporting unit.  In 2012, after adjusting projections for the impact of a customer contract renegotiation, we recorded an impairment charge of $13,964 to acquired intangible assets related to our Navigation reporting unit.

Deferred Compensation Plan. We have a non-qualified deferred compensation arrangement to fund certain supplemental executive retirement and deferred income plans. Under the terms of the arrangement, the participants may elect to defer the receipt of a portion of their compensation and each participant directs the manner in which their investments are deemed invested. The funds are held by us in a rabbi trust which include fixed income funds, equity securities, and money market accounts, or other investments for which there is an active quoted market, and are classified as trading securities. At December 31, 2014 and 2013, funds of $1,282 and $1,003, respectively, were included in Other assets and the deferred compensation liabilities of $873 in 2014 and $637 in 2013 were included in Other long-term liabilities on the Consolidated Balance Sheets.

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

We allocate the fees in a multi-element arrangement to each element based on the relative fair value of each element, using vendor-specific objective evidence (“VSOE”) of the fair value of each of the elements, if available. VSOE is generally determined based on the price charged when an element is sold separately. In the absence of VSOE of fair value, the fee is allocated among each element based on third-party evidence (“TPE”) of fair value, which is determined based on competitor pricing for similar deliverables when sold separately. When we are unable to establish fair value using VSOE or TPE, we use estimated selling price (“ESP”) to allocate value to each element. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold separately. We determine ESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape, and pricing practices.

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

Software licenses are generally perpetual licenses for a specified number of users that allow for the purchase of annual maintenance at a specified rate. All fees are recognized as revenue when the four criteria described above are met. For multiple element arrangements that contain only software and software-related elements, we allocate the fees to each element based on the VSOE of fair value of each element. Some systems containing software licenses include a 90-day warranty for defects. We have not incurred significant warranty costs on any software product to date, and no costs are currently accrued upon recording the related revenue.

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

Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense totaled $174, $104, and $69, for the years ended December 31, 2014, 2013, and 2012, respectively.

Capitalized Interest.  Total interest incurred, including amortization of deferred financing fees, was $9,296, $11,780, and $8,278 for the years ended December 31, 2014, 2013, and 2012, respectively. Approximately $27, $115, and $138 of total interest incurred was capitalized as a component of software development costs during the year ended December 31, 2014, 2013, and 2012 respectively.

Stock-Based Compensation.  We have two stock-based employee compensation plans, which are described more fully in Note 18. Both the incentive stock option plan and the employee stock purchase plan are considered equity plans. The fair values of stock option grants are estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the requisite service period of the options, which is generally three to five years. The employee stock purchase plan gives all employees an opportunity to purchase shares of our Class A common stock at a discount of 15% of the fair market value.

Research and Development Expense. We incur research and development costs which are primarily comprised of compensation expenses for engineers engaged in the development and enhancement of software and integrated system products. Research and development cost is expensed as incurred or accounted for as set forth in “Software Development Costs” above.

Income Taxes. We account for income taxes in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using enacted tax rates. Our deferred tax assets consist primarily of net operating loss and tax credit carryforwards as well as deductible temporary differences. Prior to 2008 and since December 31, 2013, we have provided a full valuation allowance for deferred tax assets based on the evaluation that our ability to realize such assets did not meet the criteria of “more likely than not”. We continuously evaluate additional facts representing positive and negative evidence in determining our ability to realize the deferred tax assets.

We record the estimated value of uncertain tax positions by reducing the value of certain tax attributes. We would classify any interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. There were no interest or penalties recognized in the Consolidated Statements of Operations for 2014 and the Consolidated Balance Sheets at December 31, 2014. We do not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. We file income tax returns in U.S. and various state and foreign jurisdictions. As of December 31, 2014, open tax years in the federal and some state jurisdictions date back to 1998, due to the taxing authorities’ ability to adjust operating loss carryforwards.

The accounting standards require that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. This process requires management to make assessments regarding the timing and probability of the ultimate tax impact and to record valuation allowances on deferred tax assets if determined it is more likely than not that the asset will not be realized. Management also establishes reserves for uncertain tax positions based upon management’s judgment regarding potential future challenges to those positions. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which the Company operates, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on the Company’s financial position.

Other Comprehensive Income. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under GAAP are included as a component of shareholders’ equity but are excluded from net income. Other comprehensive income consists of foreign currency translation adjustments, unrealized gains or losses on interest rate hedge and unrealized gains and losses on marketable securities classified as available-for-sale.

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

Recent Accounting Pronouncements. In January 2015, the Financial Accounting Standards Board ("FASB") issued new guidance for presentation of financial statements for simplifying income statement presentation by eliminating the concept of extraordinary items. Under the new guidance, items that are both unusual in nature and infrequently occurring should be presented within income from continuing operations or disclosed in the notes to the financial statements. The guidance is effective for annual periods beginning after December 15, 2015 including interim periods within those annual periods. The amended guidance is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued new guidance for presentation of financial statements for going-concern, which addresses when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The amended guidance is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued new guidance for revenue recognition. The new guidance provides a five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety. The core principle of the new standard is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

In April 2014, the FASB amended guidance related to reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity should be reported as discontinued operations. The amendment also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The guidance is for periods beginning after December 15, 2014, with early adoption permitted only for disposals that have not been previously reported. The amended guidance is not expected to have a material impact on our consolidated financial statements.

On January 1, 2014, the FASB adopted amended guidance related to income taxes and the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendment did not have a material effect on our consolidated financial statements.

2. Acquisitions

On July 6, 2012, we acquired all of the outstanding shares of privately-held microDATA, GIS, Inc. (“microDATA”), in accordance with a Purchase and Sale Agreement. The microDATA acquisition was accounted for using the acquisition method; accordingly, the total purchase price was $35,544 comprised of $20,786 in cash, net of cash acquired, and $14,250 in promissory notes, and performance-based earn-out opportunities. microDATA’s operating results are reflected in the consolidated financial statements and are included in the Commercial Segment. The acquisition cash was funded by incremental bank debt; see Note 12. The valuation has resulted in $22,032 of goodwill, which will be deductible for tax purposes over 15 years.

There were no material business acquisitions completed in 2014 or 2013.

3. Loss Per Share

Basic loss per share is based upon the average number of shares of common stock outstanding during the period. Potentially dilutive securities are stock options and restricted stock, discussed in Notes 1 and 18, which are handled in per-share calculations using the treasury-stock method, and convertible notes as discussed in Note 12, which are handled using the “if converted” method.

In 2014, we repurchased the remaining $14,562 of outstanding 4.5% Convertible Senior Notes (“2014 Notes”), after which we had $50,000 of 7.75% Convertible Senior Notes still outstanding. For 2014, 2013, and 2012, shares issuable upon conversion of convertible debt at $10.348 per share were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

Concurrent with the issuance of the 4.5% Convertible Notes, we entered into convertible note hedge and warrant transactions. Because a call option would have been exercised by the company if the warrant exercise price of $12.74 per share had become lower than the market price of our stock, the effect of the convertible note hedge, which expired pro rata as the 2014 Notes were repurchased, was excluded from the calculation of diluted earnings per share for the years ended December 31, 2013 and 2012, as the impact was always considered anti-dilutive. The warrants expire in 2015 and are considered to have no value.

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

4. Supplemental Disclosure of Cash Flow Information

The following table presents supplemental disclosure of cash flow information for the years ended December 31:

	2014	2013	2012

Property and equipment acquired under capital lease	$2,750	$6,022	$4,930

Interest paid	$8,743	$8,105	$6,366

Income taxes paid (refunded)	$583	$(497)	$1,248

5. Marketable Securities

Available-for-sale marketable securities at December 31, 2014 were:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$21,748	$6	$(50)	$21,704
Mortgage-backed and asset-backed securities	1,226	—	(3)	1,223
Agency bonds	300	—	(1)	299
Total marketable securities	$23,274	$6	$(54)	$23,226

The estimated fair values of available-for-sale marketable securities by contractual maturity at December 31, 2014 were:

Fair Value
Due within 1 year or less	$7,483
Due after 1 through 5 years	14,520
Mortgage-backed securities not due in a single maturity date	1,223
$23,226

Available-for-sale marketable securities at December 31, 2013 were:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$18,798	$41	$(6)	$18,833
Mortgage-backed and asset-backed securities	1,170	1	—	1,171
Total marketable securities	$19,968	$42	$(6)	$20,004

The estimated fair values of available-for-sale marketable securities by contractual maturity at December 31, 2013 were:

Fair Value
Due within 1 year or less	$6,248
Due after 1 through 5 years	13,449
Mortgage-backed securities not due in a single maturity date	307
$20,004

6. Unbilled Receivables

Unbilled receivables consist of the excess of revenue earned in accordance with generally accepted accounting principles over the amounts billed at contract milestones. Substantially all unbilled receivables are expected to be billed and collected within twelve months.

7. Inventory

Inventory consisted of the following at December 31:

	2014	2013
Component parts	$4,848	$7,710
Finished goods	1,405	2,180
Total inventory	$6,253	$9,890

8. Property and Equipment

Property and equipment consisted of the following at December 31:

	2014	2013
Computer equipment	$63,378	$59,499
Computer software	40,870	38,097
Furniture and fixtures	3,421	3,648
Leasehold improvements	8,312	9,097
Land	1,000	1,000
Vehicles	82	82
Total property and equipment at cost	117,063	111,423
Less: accumulated depreciation and amortization	(83,645)	(73,068)
Net property and equipment	$33,418	$38,355

9. Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development cost balances consisted of the following:

	December 31, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Acquired intangible assets and capitalized software development costs:
Acquired intangible assets, including customer lists	$31,176	$13,970	$17,206	$31,176	$10,173	$21,003
Capitalized software development costs	7,680	3,072	4,608	5,969	1,791	4,178
Total acquired intangible assets and capitalized software development costs	$38,856	$17,042	$21,814	$37,145	$11,964	$25,181

Estimated future amortization expense:

Year ending December 31, 2015	$5,203
Year ending December 31, 2016	5,007
Year ending December 31, 2017	4,110
Year ending December 31, 2018	2,955
Year ending December 31, 2019	2,280
Thereafter	2,259
Total estimated future amortization expense	$21,814

Acquired intangibles

In 2013 we recorded a $599 Platforms and Applications reporting unit impairment charge for the excess of the carrying value of acquired intangible assets over the estimated fair value. The weighted average remaining amortization period for acquired intangible assets, including customer lists and other as well as acquired technology included in software development costs is 3.9 years.

Capitalized software development costs

In 2014, 2013, and 2012 we capitalized $1,712, $1,987, and $1,890, respectively, of software development costs for software projects after the point of technological feasibility had been reached but before the products were available for general release. We routinely update our estimates of the recoverability of the software products that have been capitalized as the basis for evaluating the carrying values and remaining useful lives of the respective assets. In 2013, we recorded an impairment charge of $9,270 related to our Platforms and Applications reporting unit. In 2012, we recorded an impairment charge related to our Navigation reporting unit of $12,420.

Goodwill

The balances and changes in amount of goodwill are as follows:

	Commercial	Government
	Segment	Segment	Total
Balance as of December 31, 2012	$58,154	$54,296	$112,450
2013 Impairment charge related to the adjusted fair value of the Platforms and Applications reporting unit	(8,209)	—	(8,209)
Balance as of December 31, 2013 and 2014	$49,945	$54,296	$104,241

We assess goodwill for impairment in the fourth quarter of each year, or sooner should there be an indicator of impairment. We periodically analyze whether any such indicators of impairment exist. Such indicators include a sustained, significant decline in the Company’s stock price and market capitalization, a decline in the Company’s expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower expected growth, among others. For goodwill impairment testing, we have four reporting units. In 2013, we reorganized the Commercial Segment so that one management team is now responsible for all Commercial Platforms & Applications other than the 9-1-1 Safety and Security part of the Commercial Segment. Previously, our Commercial Segment was comprised of Navigation and Other Commercial reporting units. Our two Government Segment reporting units, the Government Solutions Group unit and the Cyber Intelligence unit, remain the same.

Goodwill balances by reporting unit at December 31:

	2014	2013

Platforms and Applications	$27,912	$27,912
Safety and Security Group	22,033	22,033
Government Solutions Group	26,141	26,141
Cyber Intelligence	28,155	28,155
Total goodwill	$104,241	$104,241

In performing our 2014 testing for all of our reporting units, we used a discounted cash flow method as well as a market approach based on observable public comparable company multiples of revenue and earnings before interest, taxes, depreciation, amortization, and amortization of non-cash stock-based compensation (“Adjusted EBITDA”) and weighted the results from the two methods to estimate the reporting units’ fair values.

Our discounted cash flow models are based on our most recent long-range forecast and, for years beyond the forecast, we estimated terminal values based on perpetual cash flow growth rates ranging from 2.5% to 4.0%. The models reflect management’s expectation of future market conditions and expected levels of financial performance for our reporting units, as well as discount rates and estimated terminal values that would be used by market participants in an arms-length transaction. Business operational risks which could impact profits are detailed in our “Risk Factors” disclosures. Discount rates used were intended to reflect the risks inherent in the future cash flows of the respective reporting units and were between 13% and 15%.

For the market comparable approaches, we evaluated comparable company public trading values, and valued our reporting units using multiples of Adjusted EBITDA ranging from approximately 5 to 13 times and multiples of revenue ranging from 0.4 to 1.5 times. Comparable company public trading values are based on the market’s view of future industry conditions and the comparable companies’ future financial results. Adverse changes in any of these variables would negatively influence the valuation of our reporting units. It is not possible to determine the impact of such potential adverse changes on the valuation of our reporting units.

Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, the amount and timing of expected future cash flows, as well as relevant comparable company multiples for the market comparable approach and the relevant weighting of the methods utilized. For fiscal 2014, all of our reporting units passed the first step of the goodwill impairment testing, indicating no impairment.

Our fourth quarter 2013 impairment testing resulted in the write-down of our Platforms and Applications reporting unit’s goodwill from a carrying value of $36,121 to the estimated fair value of $27,912 at December 31, 2013, resulting in an impairment charge of $8,209. We used a discounted cash flow method to determine the fair value of the goodwill of the Platforms and Applications Reporting Unit.  In performing our 2013 testing for our Safety and Security and Cyber Intelligence reporting units, we used a discounted cash flow method as well as a market approach based on observable public comparable company multiples of Adjusted EBITDA and weighted the results from the two methods to estimate the reporting units’ fair values. For our Government Solutions Group we used only a discounted cash flow method.

In the second quarter of 2012, due to a triggering event we recorded a goodwill impairment charge was of $86,332 for the excess of the carrying value of goodwill over the estimated fair value. There was no indication of any further impairment in any of our reporting units during the 2012 annual testing.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31 were:

	2014	2013
Accounts payable	$22,790	$10,341
Accrued expenses	18,809	14,031
Total accounts payable and accrued expenses	$41,599	$24,372

Accrued expenses consist primarily of costs incurred for which we have not yet been invoiced, accrued sales taxes, accrued property taxes, and amounts due to our E9-1-1 customers that we have billed and collected from regulating agencies on their behalf under cost recovery arrangements.

11. Line of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. On June 25, 2013, we closed on a new senior secured credit facility, as amended on June 9, 2014 (the “Senior Credit Facility” or “Credit Agreement”), with the Silicon Valley Bank and a syndicate of lenders. The Credit Agreement includes a revolving loan facility (“Revolving Loan Facility”) up to $30,000 through March 31, 2018, unless extended by as provided in the Credit Agreement. The principal amount outstanding under the Revolving Loan Facility is payable prior to or on the maturity date. Interest on the Revolving Loan Facility is payable monthly and accrues at Eurodollar/LIBOR (beginning at L+3.75%) or Alternate Base Rate (“ABR”) (beginning at ABR +2.75%), which may be adjusted as provided in the Credit Agreement.

The Revolving Loan Facility includes two sub-facilities: (i) a $10,000 letter of credit sub-facility pursuant to which the bank may issue letters of credit, and (ii) a $5,000 swingline sub-facility.

As of December 31, 2014, we had $5,000 of borrowings outstanding under the Line of Credit and had approximately $25,000 of unused borrowing availability under our Line of Credit. As of December 31, 2013, there were no borrowings on our Revolving Loan Facility, and we had $30,000 of unused borrowing availability.

12. Long-Term Debt

Long-term debt consisted of at December 31:

	2014	2013
Senior credit facility	$74,567	$66,084
7.75% Convertible notes due 2018	50,000	50,000
4.5% Convertible notes due 2014	—	14,562
Promissory notes payable to microDATA sellers	—	4,809
Total long-term debt	124,567	135,455

Less: current portion	(10,049)	(25,089)
Non-current portion of long-term debt	$114,518	$110,366

Aggregate maturities of long-term debt at December 31, 2014 are as follows:

2015	$10,049
2016	4,358
2017	6,295
2018	103,865
Total long-term debt	$124,567

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

We borrowed $56,500 under the Term Loan A Facility at closing for (i) repayment of the remaining balance under 2012 Term Loan, which was terminated, (ii) approximately $16,000 for on-going working capital and other general corporate purposes, and (iii) fees and expenses associated with the new facility. On September 30, 2013, we borrowed $10,000 under the Delayed Draw Term Loan Facility and used the proceeds towards the retirement of the 4.5% Convertible Senior Notes, discussed below. On July 23, 2014, we borrowed $3,360 under our Delayed Draw Term Loan Facility and the proceeds were used towards the retirement of a portion of our 4.5% Convertible Senior Notes. On November 3, 2014, we used $11,202 of the Delayed Draw Term Loan Facility to retire the remaining 4.5% Convertible Senior Notes. Under the agreement, $18,938 of the remaining Delayed Draw Term Loan Facility may be available to us in the second quarter of 2015 subject to our meeting certain financial covenants. Any amount of the Delayed Draw Term Loan Facility not drawn on April 30, 2015 will expire unused. The Credit Agreement provides that the banks hold at least $35,000 of the Company’s cash and marketable securities until December 31, 2015.

Additional liquidity is available through the $30,000 Revolving Loan Facility, of which $25,000 is undrawn at December 31, 2014, to be used for our on-going working capital and other general corporate purposes. See Line of Credit Note 11.

Loans borrowed under the Term Loan A Facility, the Revolving Loan Facility or the Delayed Draw Term Loan Facility may be borrowed at rates based on the Eurodollar/LIBOR (beginning at L +3.75%) or Alternate Base Rate (ABR) (beginning at ABR + 2.75%), which may be adjusted as provided in the Credit Agreement.

The Term Loan A Facility, the Delayed Draw Term Loan Facility, and the Revolving Loan Facility have a maturity date of March 31, 2018, unless extended as provided in the Credit Agreement. The Term Loan A and Delayed Draw facilities are payable in quarterly installments on the first day of each quarter beginning October 1, 2013. We made $416 of scheduled principal payments on the Term Loan A and Delayed Draw facilities in 2013, and $2,045 in 2014. Beginning with the first quarter of 2015, $968 is payable in the quarter increasing to $1,453 in the fourth quarter of 2016 and to $1,937 in the fourth quarter of 2017, with the remaining principal due at maturity. Additional Delayed Draw Term Loan borrowings would be repaid in consecutive quarterly installment payments in the same proportion as the installment payments for the Term Loan A and existing Delayed Draw Term Loan borrowings, with the remaining principal due at maturity. The Senior Credit Facilities are also subject to mandatory repayments from excess cash flow and other sources, such as net cash proceeds of debt or equity issuances, asset sales, casualty insurance claims and other recovery events, as described in the Credit Agreement. In, 2014, a mandatory repayment of $3,859 was made based on 2013 results. Based on 2014 excess cash flow as defined, the company will make a mandatory repayment of $5,929 in the first quarter of 2015.

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

Interest Rate Hedging Activities

In August 2014, we entered into an interest rate swap agreement with our principal bank to reduce the variability of interest expense due to fluctuations in market interest rates. Its $32,094 initial notional amount represents about half of the outstanding balances of the floating rate Term Loan A and Delayed Term Loan Facilities. The interest rate swap results in a fixed rate of 5.165% on the notional amount of the swap until its June 25, 2018 maturity. The notional amount of the swap will change over time to reflect approximately 50% of the outstanding expected Senior Credit Facility balances; interest rate re-set and interest rate payment dates mirror those of the underlying Senior Credit Facilities. The swap is expected to offset changes in expected cash flows due to fluctuations in the one month LIBOR rate over the term of the hedge. The interest rate swap fair value as of December 31, 2014 was a $240 liability. For the three months ended December 31, 2014, the hedge was highly effective and no gains or losses were recognized in earnings.

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

4.5% Convertible notes

In 2009, we sold $103,500 aggregate principal amount of 4.5% Convertible Senior Notes due 2014, which have now been fully retired.

During the fourth quarter of 2012, we repurchased $10,000 of the outstanding 2014 Notes, plus accrued and unpaid interest and recorded a gain of $431 gain on the retirement. During the second half of 2013, we repurchased an additional $28,938 of the outstanding 2014 Notes and recorded a loss of $178 on the retirement including transaction costs. On May 8, 2013, we retired $50,000 in aggregate principal of these 2014 Notes, in exchange for $50,000 of new 7.75% Convertible Senior Notes due 2018, as discussed above. During 2014, we repurchased the remaining $14,562 balance of the 2014 Notes.

Concurrent with the issuance of the 2014 Notes, we entered into convertible note hedge transactions and warrant transactions, that were expected to reduce the potential dilution associated with the conversion of the 2014 Notes. Holders may have converted the 2014 Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding November 1, 2014. The conversion rate would have initially been 96.637 shares of Class A common stock per $1 (one thousand) principal amount of 2014 Notes, equivalent to an initial conversion price of approximately $10.35 per share of Class A common stock. The effect of the convertible note hedge and warrant transactions is an increase in the effective conversion premium of the 2014 Notes to $12.74 per share. The convertible note hedge and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, which are not part of the terms of the 2014 Notes and will not affect the holders’ rights under the 2014 Notes. The cost of the convertible note hedge transactions to the Company was approximately $23,800, and was accounted for as an equity transaction in accordance with ASC 815-40, Contracts in Entity’s own Equity. The Company received proceeds of approximately $13,000 related to the sale of the warrants, which has also been classified as equity as the warrants meet the classification criteria under ASC 815-40-25, in which the warrants and the convertible note hedge transactions require settlements in shares and provide the Company with the choice of a net cash or common shares settlement. As the convertible note hedge and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid-in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. The note hedge transaction expired pro rata as the 2014 Notes were repurchased. The warrants, which expire in 2015, were not affected by the retirements of the 2014 Notes.

Promissory notes payable to microDATA sellers

In July, 2012, we issued $14,250 in 6% promissory notes as part of the consideration for our acquisition of microDATA. The remaining outstanding balance of $4,750 was paid in accordance with the note terms on June 30, 2014.

13. Capital Leases

We lease certain equipment under capital leases. Property and equipment included the following amounts for capital leases at December 31:

	2014	2013
Computer equipment	$16,764	$20,409
Computer software	3,036	3,304
Furniture and fixtures	41	90
Leasehold improvements	42	42
Total property and equipment under capital lease at cost	19,883	23,845
Less: accumulated depreciation and amortization	(8,702)	(9,886)
Net property and equipment under capital lease	$11,181	$13,959

Capital leases are collateralized by the leased assets. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at December 31, 2014:

2015	$4,607
2016	3,082
2017	1,969
2018	552
2019	14
Total minimum lease payments	10,224
Less: amounts representing interest	(649)
Present value of net minimum lease payments (including current portion of $4,243)	$9,575

14. Common Stock

Our Class A common stockholders are entitled to one vote for each share of stock held for all matters submitted to a vote of stockholders. Our Class B stockholders are entitled to three votes for each share owned.

15. Fair Value Measurements

Our assets and liabilities subject to fair value measurements on a recurring basis and the required disclosures are:

	Fair	Fair Value Measurements
	Value	Using Fair Value Hierarchy
As of December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$26,922	$26,922	$—	$—
Corporate bonds	21,704	21,704	—	—
Mortgage-backed and asset-backed securities	1,223	1,223	—	—
Agency bonds	299	299	—	—
Marketable securities	23,226	23,226	—	—
Deferred compensation plan investments	1,282	1,282	—	—
Assets at fair value	$51,430	$51,430	$—	$—
Liabilities:
Interest rate swap	$240	—	$240	—
Deferred compensation	873	873	—	—
Liabilities at fair value	$1,113	$873	$240	$—

	Fair	Fair Value Measurements
	Value	Using Fair Value Hierarchy
As of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$41,904	$41,904	$—	$—
Corporate bonds	18,833	18,833	—	—
Mortgage-backed and asset-backed securities	1,171	1,171	—	—
Marketable securities	20,004	20,004	—	—
Deferred compensation plan investments	1,003	1,003	—	—
Assets at fair value	$62,911	$62,911	$—	$—
Liabilities:
Deferred compensation	$637	$637	$—	$—
Contractual acquisition earn-outs	369	—	—	369
Liabilities at fair value	$1,006	$637	$—	$369

The carrying values of financial instruments, including accounts receivable, unbilled receivables, and accounts payable, approximate their fair values due to their short-term maturities.

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

The interest rate swap was valued based on forward curves observable in the market, using Level 2 inputs; see Note 12. The effectiveness of the interest rate swap is computed by comparing the present value of the cumulative change in the expected future cash flows of the variable leg of the swap and the present value of the cumulative change in the expected future variable interest payments designated in the hedging relationship.

The contractual acquisition earn-outs were part of the consideration paid for the 2012 microDATA acquisition. The fair value of the earn-outs was based on probability-weighted payouts under different scenarios, discounted using a discount rate commensurate with the risk.

The following table summarizes the changes in the contractual acquisition earn-outs measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$508
Fair value adjustment recognized in earnings	(139)
Balance at December 31, 2013	369
Fair value adjustment recognized in earnings	(101)
Settlements	(268)
Balance at December 31, 2014	$—

Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, intangible assets, and goodwill. These items are recognized at fair value when they are considered to be other than temporarily impaired using significant unobservable inputs (Level 3). In 2013, Our Platforms and Applications reporting unit’s goodwill and long-lived assets with a carrying value of $65,406 were written down to their estimated fair value of $33,429, resulting in an impairment charge of $31,977.

Long-term debt, excluding leases, consists of borrowings under a commercial bank term loan agreement, 7.75% convertible senior notes, and promissory notes; see Note 12. The long-term debt, excluding leases, is currently reported at the borrowed amount outstanding. At December 31, 2014, the estimated fair value of the long-term debt, excluding leases, was approximately $123,000 versus a carrying value of $124,567. At December 31, 2013, the fair value of long-term debt, including 4.5% convertible senior notes and excluding leases, was approximately $133,000 versus a carrying value of $135,455. The estimated fair value is based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.

There were no transfers in or out of Level 1, 2, or 3 (as defined in Note 1) during the year ended December 31, 2014.

16. Income Taxes

Our income tax provisions (benefits) for the years ended December 31 were:

	2014	2013	2012
Current:
Federal	$(2)	$32	$(82)
Foreign	154	300	—
State	51	228	47
Total current	203	560	(35)

Deferred:
Federal	4,043	12,953	(14,107)
Foreign	—	(87)	—
State	(717)	3,165	(1,349)
Total deferred	3,326	16,031	(15,456)
Total provision (benefit) for income taxes	$3,529	$16,591	$(15,491)

Deferred tax assets and liabilities at December 31 were:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$4,874	$6,416
Research and development tax credit carryforwards	9,329	8,790
Stock-based compensation expense	6,263	6,153
Deferred revenue	8,551	7,040
Reserves and accrued expenses	2,113	1,745
Alternative minimum tax credit	2,250	2,091
Goodwill and intangibles	3,905	110
Deferred compensation	157	372
Deferred financing fees	433	482
Other	1,346	1,197
Total deferred tax assets	39,221	34,396

Deferred tax liabilities:
Capitalized software development costs	(3,999)	(2,103)
Cash to accrual adjustment	(132)	—
Depreciation and amortization	(3,751)	(2,009)
Total deferred tax liabilities	(7,882)	(4,112)
Net deferred tax asset before valuation allowance	31,339	30,284
Valuation allowance for deferred tax assets	(34,895)	(30,284)
Net deferred tax liability	$(3,556)	$—

We account for income taxes using the asset and liability approach. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Net deferred tax assets are recorded when it is more likely than not that the tax benefits will be realized. In accordance with ASC 740, in 2013 we determined that recent losses were significant evidence of the need for a $30,284 valuation allowance on our deferred tax assets and that near-term full realization of these assets was not more likely than not.  In 2014, we determined that a $34,895 valuation allowance was needed. For 2014, a valuation allowance is needed against all deferred tax assets except those state deferred tax assets of affiliates that file separate state tax returns. There is a net deferred tax liability because of tax deductible goodwill from asset acquisitions which cannot be assumed to reverse and offset deductible temporary differences and thus cannot be considered a source of future taxable income for valuation allowance purposes. However, as noted below, our deferred tax assets have expiry dates many years into the future, and we expect to be able to use these assets to offset prospective tax liabilities.

At December 31, 2014, we had $8,271 of U.S. federal net operating loss carryforwards reflected in deferred tax assets plus $4,282 of net operating loss carryforwards from excess tax benefits related to stock-based compensation which will be recognized as an increase to additional paid in capital, when the benefit is realized through a reduction of income taxes payable. Of the total $12,553 loss carryforwards, $3,228 is the remaining net operating loss carryforwards acquired with Xypoint in 2001, usable at the rate of $1,401 per year, and which will begin to expire in 2021 if unused at that time. The remaining $9,325 of U.S. federal net operating loss carryforwards which were generated in 2007 and 2013 will begin to expire in 2027 and 2033.The timing and manner in which we may utilize net operating loss carryforwards and tax credits in future tax years will be limited by the amounts and timing of future taxable income and by the application of the ownership change rules under Section 382 of the Internal Revenue Code.

We have state net operating loss carryforwards available which expire through 2027, utilization of which will be limited in a manner similar to the federal net operating loss carryforwards. At December 31, 2014, we had federal alternative minimum tax credit carryforwards of $2,250, which are available to offset future regular federal taxes. Federal research and development credits of approximately $8,115 will begin to expire in 2019.

Reconciliations of the reported income tax provision to the amount that would result by applying the 35% U.S. federal statutory rate to the income for the years ended December 31 follow:

	2014		2013		2012
Income tax expense (benefit) at statutory rate	$629	35.0%	$(14,702)	35.0%	$(39,718)	35.0%
Goodwill impairment charge	—	—	1,758	(4.2%)	30,136	(26.6%)
Change in valuation allowance	4,886	271.7%	30,284	(72.1%)	—	—
Nondeductible stock-based compensation expense	1,039	57.8%	1,258	(3.0%)	1,849	(1.6%)
Research and development tax credit	(496)	(27.6%)	(639)	1.5%	(858)	0.8%
Worthless stock deduction	—	—	—	—	(1,646)	1.5%
State income tax benefit	(322)	(17.9%)	(692)	1.7%	(1,156)	1.0%
Original issue discount amortization	(241)	(13.4%)	(2,993)	7.1%	(1,678)	1.5%
Other	(1,966)	(109.4%)	2,317	(5.5%)	(2,420)	2.1%
Income tax provision (benefit)	$3,529	196.2%	$16,591	(39.5%)	$(15,491)	13.7%

We do not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. We record the estimated value of uncertain tax positions by adjusting the value of certain tax assets.

The following table summarizes the 2014 and 2013 activity related to the unrecognized tax benefits (excluding interest, penalties and related tax carryforwards):

Balance at December 31, 2012	$3,446
Increases related to prior year tax positions	1,040
Increases related to current year tax positions	294
Balance at December 31, 2013	4,780
Increases related to prior year tax positions	52
Decreases related to prior year tax positions	(415)
Increases related to current year tax positions	165
Balance at December 31, 2014	$4,582

If the Company’s positions are sustained by the taxing authority in favor of the Company, $4,582 (excluding interest and penalties) of uncertain tax positions would favorably impact the effective tax rate. Our policy is to classify any interest and penalties accrued on any unrecognized tax positions as a component of the provision for income taxes. There were no interest or penalties recognized in the Consolidated Statements of Operations for the year ended December 31, 2014.

We file income tax returns in the U.S. and various state and foreign jurisdictions. As of December 31, 2014, open tax years in the federal and some state jurisdictions date back to 1998, due to the taxing authorities’ ability to adjust operating loss and credit carryforwards.

17. Employee Retirement Plan

We maintain a 401(k) plan covering defined employees who meet established eligibility requirements. Under the provisions of the plan, we may contribute a discretionary match. The plan may also contribute a non-elective contribution. Company contributions matched 40% of employee deferrals in 2012 through August 2013, when the employer match was temporarily suspended.  Matching resumed at a 25% rate in July 2014. Company contributions were $71, $1,868, and $2,853 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Our assumptions in calculating the fair value of our stock options using Black-Scholes our assumptions for the years ended December 31 were as follows:

	2014	2013	2012
Expected file (in years)	5.5	5.5	5.5
Risk-free interest rate (%)	1.5%-1.9%	1%-1.5%	1%-1.1%
Volatility (%)	55%-62%	63%-64%	61%-64%
Dividend yield (%)	0%	0%	0%

A summary of stock option activity and related information follows (all share amounts in thousands):

		Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2013		17,177		$4.47
Granted		2,656		2.62
Exercised		(232)		2.36
Expired		(2,399)		6.29
Forfeited		(1,601)		2.89
Outstanding, December 31, 2014		15,601		$4.00	5.3	$4,787
Exercisable, December 31, 2014		10,978		$4.53	4.0	$2,136
Vested and expected to vest, December 31, 2014		14,453		$4.11	5.0	$4,128

Exercise prices for options outstanding at December 31, 2014 as follows (all share amounts in thousands):
Exercise Prices	Options Outstanding	Weighted-Average Exercise Prices of Options Outstanding	Weighted-Average Remaining Contractual Life of Options Outstanding (years)	Options Vested and Exercisable	Weighted-Average Exercise Prices of Options Vested and Exercisable	Weighted-Average Remaining Contractual Life of Options Vested and Exercisable (years)
$ 1.39 – $ 2.18	281	$1.46	7.2	137	$1.49	6.9
$ 2.20 – $ 3.47	8,926	$2.65	5.8	4,877	$2.73	3.3
$ 3.69 – $ 5.96	3,484	$4.08	4.4	3,103	$4.05	4.2
$ 6.77 – $ 9.86	2,910	$8.27	4.7	2,861	$8.27	4.6
Total end of year	15,601			10,978

The weighted average grant date fair value of options granted during the years 2014, 2013, and 2012 was $1.41, $1.33, and $1.30, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012, was $186, $60, and $15, respectively. The total fair value of shares vested during the years ended December 31, 2014, 2013, and 2012, was $3,816, $5,948, and $7,813, respectively. As of December 31, 2014, we estimate that we will recognize $4,000 in expense for outstanding, unvested options over their weighted average remaining vesting period of 3 years.

A summary of restricted stock activity follows (all share amounts in thousands):

	Nonvested Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	2,218	$2.68
Granted	830	2.30
Vested	(1,064)	2.90
Forfeited	(19)	2.40
Nonvested at December 31, 2014	1,965	$2.40

The restrictions expire at the end of one year for directors and expire in annual increments over two and three years for employees and executives, respectively, conditional on continued employment. The fair value of the restricted stock on the date of issuance is recognized as non-cash stock based compensation expense, net of forfeiture adjustments, over the period over which the restrictions expire. The total fair value of restricted stock of shares vested during the years ended December 31, 2014, 2013, and 2012 was $2,510, $1,959, and $1,058. We recognized $2,907, $2,589, and $1,873 of non-cash stock compensation expense related to these grants for the years ended December 31, 2014, 2013, and 2012, respectively. We expect to record future stock compensation expense of $2,600 as a result of these restricted stock grants that will be recognized over the remaining vesting period.

Employee Stock Purchase Plan. We have an employee stock purchase plan (the Plan) that gives all employees an opportunity to purchase shares of our Class A Common Stock. The Plan allows for the purchase of 4,384 shares of our Class A Common Stock at a discount of 15% of the fair market value. The discount of 15% is calculated based on the average daily share price on either the first or the last day of each quarterly enrollment period, whichever date is more favorable to the employee. Option periods are three months in duration. As of December 31, 2014, 2,544 shares of Class A Common Stock have been issued under the Plan. The Plan will continue until the earlier of termination by the board of directors or the date on which all of the share available for issuance under the plan have been issued. Compensation expense related to the Employee Stock Purchase Plan was $107 for the year ended December 31, 2014. We did not recognize any compensation expense related to the Employee Stock Purchase Plan in 2013. Compensation expense relating to the Employee Stock Purchase Plan was $288 for the year ended December 31, 2012.

As of December 31, 2014, the shares of Class A Common Stock reserved for future issuance are:

(in thousands)
Stock incentive plan	3,118
Outstanding stock options	15,601
Note warrant hedge (see Note 12)	10,001
For Series B to A conversion	4,801
Employee stock purchase plan	1,840
Total shares restricted for future use	35,361

Non-cash stock based compensation expense was included in the following income statement captions for the years ended December 31:

	2014	2013	2012
Direct costs of revenue	$3,602	$4,802	$6,131
Research and development expenses	1,244	1,106	1,599
Sales and marketing expense	278	513	483
General and administrative expense	425	615	808
Total non-cash stock compensation expense	$5,549	$7,036	$9,021

19. Operating Leases

We lease office space and equipment under non-cancelable operating leases that expire on various dates through 2022. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2014:

2015	$6,370
2016	6,091
2017	5,222
2018	1,772
2019	1,719
Beyond	1,434
Total operating lease obligations	$22,608

Our leases include offices in Annapolis, Maryland under a lease expiring in July 2019, office space in Hanover, Maryland expiring August 2017, a facility in Seattle, Washington under a lease expiring in October 2017, and we lease a production facility in Tampa, Florida under a lease expiring in December 2022.

We also lease office space in Aliso Viejo, California under a lease expiring in December 2017, a facility near Atlanta, Georgia under a lease expiring August 2020, a facility in Richardson, Texas under a lease expiring April 2015, a facility in North Wollongong, Australia under a lease expiring April 2017 and office space in Torrance, California expiring January 2018. As a result of the 2012 acquisition of microDATA, we lease office space in Danville, Vermont expiring June 2017 and office space in Greenwood Village, Colorado expiring May 2020. Future payments on all of our leases are estimated including the minimum future rent escalations, if any, stipulated in the respective agreements.

Rent expense was $6,556, $7,634 and $7,490 for 2014, 2013, and 2012, respectively.

20. Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and unbilled receivables. Customers that comprised 10% or more of our revenue, accounts receivable and unbilled receivables are as follows:

Percentage of total revenue for the year ended December 31:

Customer	Segment	2014	2013	2012
U.S. Government agencies and departments	Government	22%	32%	44%
Verizon Wireless (various divisions, directly and through channel)	Commercial	16%	16%	13%

Percentage of receivables (billed and unbilled) as of December 31:

Customer	Segment	2014	2013
U.S. Government agencies and departments	Government	31%	10%
Verizon Wireless (various divisions, directly and through channel)	Commercial	15%	17%
AT&T (various divisions)	Commercial	<10%	13%

As of December 31, 2014, our total exposure to credit risk from the above customers was $22,908. As of December 31, 2013, our exposure to such risks was $26,643. We did not experience significant losses from amounts due to us by any customers for the year ended December 31, 2014 or 2013.

21. Geographic and Business Segment Information

For 2014, 2013, and 2012 respectively, our revenue includes $40,666, $38,220, and $41,782 of revenue generated from customers outside of the United States.

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

Government Segment: For our core segment customers, U.S. Department of Defense agencies, we provide cybersecurity services, support, and training and “C4ISR” (command, control, communications, computers, intelligence surveillance and reconnaissance) resources, wireless ground terminals and related support, management and resale of satellite bandwidth, and information technology outsource services. TCS engineers, furnishes, and supports ground terminals used for secure satellite-based and other line-of-sight and beyond-line-of-sight communications, as well as related components incorporating government-approved cryptologic devices and other hardened components for aerospace and defense.

Management evaluates segment performance based on gross profit and all revenues reported below are from external customers. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.

The following tables set forth the results of our reportable segments and a reconciliation of segment gross profit to net loss for the years ended December 31:

	2014			2013			2012
	Comm.	Gvmt	Total	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$154,388	$106,359	$260,747	$150,311	$131,078	$281,389	$159,054	$146,064	$305,118
Systems	25,114	73,976	99,090	19,749	61,153	80,902	23,690	158,576	182,266
Total revenue	179,502	180,335	359,837	170,060	192,231	362,291	182,744	304,640	487,384
Direct costs of revenue
Direct cost of services	60,241	81,990	142,231	63,984	92,301	156,285	70,438	107,879	178,317
Direct cost of systems	12,461	57,579	70,040	16,593	50,445	67,038	15,222	133,638	148,860
Total direct cost of revenue	72,702	139,569	212,271	80,577	142,746	223,323	85,660	241,517	327,177
Gross profit
Services gross profit	94,147	24,369	118,516	86,327	38,777	125,104	88,616	38,185	126,801
Systems gross profit	12,653	16,397	29,050	3,156	10,708	13,864	8,468	24,938	33,406
Total gross profit	$106,800	$40,766	$147,566	$89,483	$49,485	$138,968	$97,084	$63,123	$160,207

	2014	2013	2012
Total segment gross profit	$147,566	$138,968	$160,207
Research and development expense	(41,723)	(34,308)	(36,602)
Sales and marketing expense	(25,994)	(28,495)	(30,753)
General and administrative expense	(50,820)	(54,689)	(54,277)
Depreciation and amortization of property and equipment	(13,032)	(14,853)	(14,245)
Amortization of acquired intangible assets	(3,797)	(4,570)	(4,374)
Impairment of goodwill and long-lived assets	—	(31,977)	(125,703)
Interest expense	(8,264)	(8,262)	(7,383)
Amortization of deferred finance fees	(1,005)	(3,403)	(757)
Gain (loss) on early retirement of debt	—	(178)	431
Other income (expense), net	(1,133)	(239)	(23)
Net income (loss) before income taxes	1,798	(42,006)	(113,479)
Income tax (expense) benefit	(3,529)	(16,591)	15,491
Net loss	$(1,731)	$(58,597)	$(97,988)

22. Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for 2014 and 2013. The quarterly information has not been audited, but in our opinion, includes all normal adjustments, which are, in the opinion of the management, necessary for fair statement of the results of the interim periods.

2014 quarters (unaudited)

	First	Second	Third	Fourth
Revenue[2]	$85,090	$86,221	$95,332	$93,194
Gross profit	$34,799	$38,235	$35,906	$38,626
Net income (loss)	$(477)	$1,058	$(1,964)	$(348)

Net loss per share basic	$(0.01)	$0.02	$(0.03)	$(0.01)
Net loss per share diluted[1]	$(0.01)	$0.02	$(0.03)	$(0.01)

2013 quarters (unaudited)

	First	Second	Third	Fourth
Revenue	$94,794	$92,842	$96,033	$78,622
Gross profit	$35,481	$35,907	$35,783	$31,797
Net loss	$(829)	$(1,871)	$(155)	$(55,742)

Net loss per share basic and diluted[1]	$(0.01)	$(0.03)	$—	$(0.95)

1

Shares issuable via the convertible notes are included if dilutive, in which case tax-effected interest expense on the debt is excluded from the determination of net income (loss) per share - diluted. For all periods reported in 2014 and 2013 the shares issuable via the convertible notes were anti-dilutive and the tax-effected interest expense was excluded in determining net income (loss) per share.

2	During the year ended December 31, 2014, we recognized a one-time favorable 2014 change in estimate of approximately $4,700 associated with our applications subscriber-based revenue.

23. Commitments and Contingencies

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

The application and interpretation of applicable state and local sales and other tax laws to certain of our service and system offerings in certain jurisdictions is uncertain. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that the liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted if necessary. At December 31, 2014, the Company is subject to an ongoing state and local tax audit by the Washington State Department of Revenue. As this and other tax audits progress in the normal course of business, the Company will review and adjust a provision any estimated liability as appropriate.

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

Name	Title	Date

/s/ MAURICE B. TOSÉ	Chief Executive Officer, President and	March 13, 2014
Maurice B. Tosé	Chairman of the Board (Principal Executive Officer)

/s/ THOMAS M. BRANDT, JR.	Chief Financial Officer and Senior Vice	March 13, 2014
Thomas M. Brandt, Jr.	President (Principal Financial Officer) and Director

/s/ James M. Bethmann	Director	March 13, 2014
James M. Bethmann

/s/ Don Carlos Bell, III	Director	March 13, 2014
Don Carlos Bell, III

/s/ Jan C. Huly	Director	March 13, 2014
Jan C. Huly

/s/ A. Reza Jafari	Director	March 13, 2014
A. Reza Jafari

/s/ Jon B. Kutler	Director	March 13, 2014
Jon B. Kutler

/s/ Weldon H. Latham	Director	March 13, 2014
Weldon H. Latham

/s/ Michael P. Madon	Director	March 13, 2014
Michael P. Madon

EXHIBIT INDEX

Exhibit Numbers	Description

4.1	Amended and Restated Articles of Incorporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.2	Second Amended and Restated Bylaws. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.3	Form of Class A Common Stock certificate. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522)

4.4

Indenture dated as of November 16, 2009, by and between the Company and The Bank of New York Mellon Trust Company, as Trustee (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

4.5	Amendment to Second Amendment and Restated Bylaws (Incorporated by to the Company’s Current Report on Form 8-k filed on February 2, 2015)

10.1†	Form of Indemnification Agreement. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-35522))

10.2†	First Amended and Restated Employee Stock Purchase Plan. (Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-136072))

10.3	Deed of Lease by and between Annapolis Partner, LLC and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.4†	Form of Incentive Stock Option Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.5†	Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.6†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.7†

Fifth Amended and Restated 1997 Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2007 Annual Meeting of stockholders as filed with the SEC on April 30, 2007 (No. 000-30821))

10.8†

Employment Agreement dated February 1, 2010, by and between the Company and Richard A. Young (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.9†

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

10.12

Agreement and Plan of Merger dated November 25, 2009 by and among the Company, Networks in Motion, Inc., Olympus Merger Sub Inc., and G. Bradford Jones, as Stockholders’ Representative (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 15, 2009)

10.13

Purchase Agreement dated as of November 10, 2009, by and among the Company and Oppenheimer & Co. Inc. and Raymond James & Associates, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.14

Convertible Bond Hedging Transaction Confirmation dated November 10, 2009, by and between the Company and Royal Bank of Canada (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

Exhibit Numbers	Description

10.15

Confirmation of Warrants dated November 10, 2009, by and between the Company and Deutsche Bank AG, London Branch (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.16	Confirmation of Warrants dated November 10, 2009, by and between the Company and Société Générale (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.17	Confirmation of Warrants dated November 10, 2009, by and between the Company and Royal Bank of Canada (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.18

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

10.21	Confirmation of Warrants dated November 11, 2009, by and between the Company and Société Générale (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2009)

10.22†

Amended and Restated Stock Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2010 Annual Meeting of stockholders as filed with the SEC on April 30, 2010 (No. 000-30821))

10.23	Senior Secured Credit Facilities, Credit Agreement dated June 25, 2013 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.24	Amendment No. 1 to the Credit Agreement dated July 29, 2013 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.25†

Third Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to the Company’s definitive proxy statement for its 2013 Annual Meeting of stockholders as filed with the SEC on April 29, 2013 (No. 000-30821))

10.26

Indenture dated as of May 7, 2013, by and between the Company and The Bank of New York Mellon Trust company, as Trustee (Incorporated by reference to the company’s Current Report on Form 8-K filed on May 8, 2013)

10.27†	Employment Agreement dated March 3, 2014, by and between the Company and Maurice B. Tosé (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.28	Amendment No. 2 to the Credit Agreement dated July 29, 2013 (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.29	Amendment No. 3 to the Credit Agreement dated June 9, 2014 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)
21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Numbers	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract, compensatory plans or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.