Form 10-Q
period 2015-03-31
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2015-05-01
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

Shares outstanding
as of April 30,
Title of Each Class	2015
Class A Common Stock, par value $0.01 per share	55,988,720
Class B Common Stock, par value $0.01 per share	4,801,245
Total Common Stock Outstanding	60,789,965

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,759	$26,922
Marketable securities	22,812	23,226
Accounts receivable, net of allowance of $500 in 2015 and $605 in 2014	51,170	74,051
Unbilled receivables	29,786	22,324
Inventory	8,774	6,253
Deferred project costs and other current assets	24,006	17,977
Total current assets	164,307	170,753
Property and equipment, net of accumulated depreciation and amortization of $86,167 in 2015 and $83,645 in 2014	31,857	33,418
Software development costs, net of accumulated amortization of $3,459 in 2015 and $3,072 in 2014	4,627	4,608
Acquired intangible assets, net of accumulated amortization of $14,897 in 2015 and $13,970 in 2014	16,279	17,206
Goodwill	104,241	104,241
Other assets	3,612	3,855
Total assets	$324,923	$334,081
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$40,931	$41,599
Accrued payroll and related liabilities	9,683	13,599
Deferred revenue	21,571	22,000
Current portion of bank borrowings, notes payable, and capital lease obligations	13,723	19,291
Total current liabilities	85,908	96,489
Notes payable and capital lease obligations, less current portion	119,278	119,850
Deferred tax liabilities	3,688	3,556
Other liabilities	2,122	1,340
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares - 225,000,000; issued and outstanding shares of 55,962,074 in 2015 and 55,144,066 in 2014	560	552
Class B Common Stock; $0.01 par value:
Authorized shares - 75,000,000; issued and outstanding shares of 4,801,245 in 2015 and 4,801,245 in 2014	48	48
Additional paid-in capital	347,157	346,277
Accumulated other comprehensive loss	(216)	(114)
Accumulated deficit	(233,622)	(233,917)
Total stockholders’ equity	113,927	112,846
Total liabilities and stockholders’ equity	$324,923	$334,081

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue
Services	$62,849	$62,269
Systems	19,018	22,821
Total revenue	81,867	85,090

Direct costs of revenue
Direct cost of services revenue	34,722	33,415
Direct cost of systems revenue	13,380	16,876
Total direct cost of revenue	48,102	50,291

Services gross profit	28,127	28,854
Systems gross profit	5,638	5,945
Total gross profit	33,765	34,799

Operating expenses
Research and development expense	8,447	10,363
Sales and marketing expense	6,384	6,931
General and administrative expense	12,619	11,647
Depreciation and amortization of property and equipment	3,037	3,403
Amortization of acquired intangible assets	927	949
Total operating expenses	31,414	33,293

Income from operations	2,351	1,506

Interest expense	(1,979)	(2,204)
Amortization of deferred financing fees	(163)	(168)
Other income, net	452	137
Net income (loss) before income taxes	661	(729)
Income tax (provision) benefit	(366)	252
Net income (loss)	$295	$(477)

Net income (loss) per share-basic	$0.00	$(0.01)
Net income (loss) per share-diluted	$0.00	$(0.01)

Weighted average shares outstanding-basic	60,342	59,079
Weighted average shares outstanding-diluted	62,026	59,079

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$295	$(477)
Other comprehensive loss:
Foreign currency translation adjustments	7	(4)
Unrealized loss on interest rate hedge	(197)	—
Unrealized gain (loss) on securities:
Arising during the period	92	(1)
Reclassification to net income (loss)	(4)	(2)
Net unrealized gain (loss)	88	(3)
Other comprehensive loss	(102)	(7)
Comprehensive income (loss)	$193	$(484)

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net income (loss)	$295	$(477)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,037	3,403
Stock-based compensation expense	1,318	1,821
Amortization of acquired intangible assets	927	949
Deferred tax expense	132	—
Amortization of capitalized software development costs	387	298
Amortization of deferred financing fees	163	168
Amortization of investment premiums and accretion of discounts, net	82	76
Other non-cash adjustments	141	1,079
Changes in operating assets and liabilities:
Accounts receivable, net	23,265	1,342
Unbilled receivables	(7,462)	(1,063)
Inventory	(2,521)	705
Deferred project costs and other current assets	(6,029)	223
Other assets	80	(193)
Accounts payable and accrued expenses	(1,603)	1,897
Accrued payroll and related liabilities	(3,916)	(5,553)
Deferred revenue	585	(107)
Other liabilities	(429)	3,161
Subtotal - Changes in operating assets and liabilities	1,970	412
Net cash provided by operating activities	8,452	7,729

Investing activities:
Proceeds from sale of property and equipment	1,550	—
Purchases of property and equipment	(1,697)	(1,038)
Capitalized software development costs	(401)	(504)
Purchases of marketable securities	(1,623)	(2,807)
Proceeds from sale and maturity of marketable securities	2,043	2,525
Net cash used in investing activities	(128)	(1,824)

Financing activities:
Payments on bank borrowings, notes payable, and capital lease obligations	(13,057)	(1,926)
Proceeds from bank and other borrowings	6,000	—
Payments of tax withholdings on restricted stock	(1,048)	(602)
Earn-out payment related to 2012 acquisition	—	(268)
Proceeds from exercise of employee stock options and sale of stock	618	69
Net cash used in financing activities	(7,487)	(2,727)

Net increase in cash	837	3,178
Cash and cash equivalents at the beginning of the period	26,922	41,904

Cash and cash equivalents at the end of the period	$27,759	$45,082

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(amounts in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. There were no significant changes to our accounting policies as described in Note 1 of our consolidated financial statements included in Item 15(a)(1) of our 2014 Annual Report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2014 Annual Report on Form 10-K. The terms “TCS,” “Company,” “we,” “us,” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

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

Recent Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board ("FASB") issued new guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the update. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within those periods. Early adoption is permitted. The amended guidance is not expected to have a material impact on our consolidated financial statements.

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

2. Earnings per share

Basic net income (loss) per common share is based upon the average number of shares of common stock outstanding during the period. Stock options and restricted stock of 9,500 shares were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive for the three months ended March 31, 2015.

For the three months ended March 31, 2015 and 2014, 4,832 shares issuable upon conversion of our 7.75% Convertible Notes were excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

For the three months ended March 31, 2014, shares issuable upon conversion of our 4.5% Convertible Senior Notes were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive.

Concurrent with the issuance of the 4.5% Convertible Notes, we entered into convertible note hedge and warrant transactions. Because the Company would have exercised a call option if the market price of our stock exceeded the warrant exercise price of $12.74 per share, the effect of the convertible note hedge, which expired pro rata as the 2014 Notes were repurchased, was excluded from the calculation of diluted earnings per share for the three months ended March 31, 2014, as the impact was always considered anti-dilutive. The warrants expire in 2015, are considered to have no value, and were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014.

The following table summarizes the computations of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income (loss), basic and diluted	$295	$(477)

Denominator:
Total basic weighted-average common shares outstanding	60,342	59,079
Effect of dilutive stock options and restricted stock based on treasury stock method	1,684	—
Weighted average diluted shares	62,026	59,079

Basic earnings per common share:
Net income (loss) per share-basic	$0.00	$(0.01)
Diluted earnings per common share:
Net income (loss) per share-diluted	$0.00	$(0.01)

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

3. Stock-Based Compensation

Restricted Stock

We had 1,613 and 2,180 restricted stock units outstanding at a weighted-average grant date fair value per share of $2.73 and $2.39 as of March 31, 2015 and 2014, respectively. Total unrecognized share-based compensation expense is approximately $3,800 and $4,000 as of March 31, 2015 and 2014, respectively, which is expected to be recognized over a weighted-average period of approximately two years.

Stock Options

We had 16,975 and 16,272 stock options outstanding as of March 31, 2015 and 2014, respectively, of which 11,853 were “in-the-money” at March 31 2015. During the first three months of 2015, we granted 2,071 options and 209 shares were exercised. Total unrecognized share-based compensation expense was approximately $5,700 and $5,000 as of March 31, 2015 and 2014, respectively, which is expected to be recognized over a weighted-average period of approximately four and three years, respectively.

Total Stock-Based Compensation

We recognized total share-based compensation expense of $1,318 and $1,821 in the first quarters of 2015 and 2014, respectively.

4. Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	March 31,
	2015	2014

Property and equipment acquired under capital lease	$917	$344

Interest paid	$1,015	$868

Income taxes paid (refunded)	$235	$(32)

5. Marketable Securities

Available-for-sale marketable securities at March 31, 2015:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$21,503	$60	$(17)	$21,546
Mortgage-backed and asset-backed securities	968	—	(2)	966
Agency bonds	300	—	—	300
Total marketable securities	$22,771	$60	$(19)	$22,812

The following table summarizes the estimated fair value of available-for-sale marketable securities by contractual maturity at March 31, 2015:

Fair Value
Due within 1 year or less	$10,331
Due after 1 through 5 years	11,515
Mortgage-backed securities not due in a single maturity date	966
$22,812

Available-for-sale marketable securities at December 31, 2014:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$21,748	$6	$(50)	$21,704
Mortgage-backed and asset-backed securities	1,226	—	(3)	1,223
Agency bonds	300	—	(1)	299
Total marketable securities	$23,274	$6	$(54)	$23,226

The following table summarizes the estimated fair value of available-for-sale marketable securities by contractual maturity at December 31, 2014:

Fair Value
Due within 1 year or less	$7,483
Due after 1 through 5 years	14,520
Mortgage-backed securities not due in a single maturity date	1,223
$23,226

6. Fair Value Measurements

Our assets and liabilities subject to fair value measurements on a recurring basis and the required disclosures:

	Fair	Fair Value Measurements
	Value	Using Fair Value Hierarchy
As of March 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$27,759	$27,759	$—	$—
Corporate bonds	21,546	21,546	—	—
Mortgage-backed and asset-backed securities	966	966	—	—
Agency bonds	300	300	—	—
Marketable securities	22,812	22,812	—	—
Deferred compensation plan investments	973	973	—	—
Assets at fair value	$51,544	$51,544	$—	$—
Liabilities:
Interest rate swap	$437	$—	$437	$—
Deferred compensation	913	913	—	—
Liabilities at fair value	$1,350	$913	$437	$—

	Fair	Fair Value Measurements
	Value	Using Fair Value Hierarchy
As of December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$26,922	$26,922	$—	$—
Corporate bonds	21,704	21,704	—	—
Mortgage-backed and asset-backed securities	1,223	1,223	—	—
Agency bonds	299	299	—	—
Marketable securities	23,226	23,226	—	—
Deferred compensation plan investments	1,282	1,282	—	—
Assets at fair value	$51,430	$51,430	$—	$—
Liabilities:
Interest rate swap	$240	$—	$240	$—
Deferred compensation	873	873	—	—
Liabilities at fair value	$1,113	$873	$240	$—

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

The long-term debt, excluding leases, is reported at the borrowed amounts outstanding. The estimated fair value is based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible, and are classified as Level 2.

Our long-term debt, excluding leases, consisted of borrowings under our Senior Credit Facilities and 7.75% convertible senior notes; see Note 12. At March 31, 2015, the estimated fair value of our long-term debt, excluding leases, was approximately $116,000 versus a carrying value of $117,670. At December 31, 2014, the estimated fair value of the long-term debt, excluding leases, was approximately $123,000 versus a carrying value of $124,567.

There were no transfers in or out of Level 1, 2, or 3 during the three months ended March 31, 2015.

7. Segment Information

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

Government Segment: For our core segment customers, U.S. Department of Defense agencies, we provide cybersecurity services, support, and training and “C4ISR” (command, control, communications, computers, intelligence surveillance and reconnaissance) resources, wireless ground terminals and related support, management and resale of satellite bandwidth, and information technology outsource services. TCS engineers furnishes and supports ground terminals used for secure satellite-based and other line-of-sight and beyond-line-of-sight communications, as well as related components incorporating government-approved cryptologic devices and other hardened components for aerospace and defense.

Management evaluates segment performance based on gross profit and all revenues reported below are from external customers. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.

The following tables set forth the results of our reportable segments and a reconciliation of segment gross profit to net income (loss):

	Three Months Ended March 31,
	2015			2014
	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$38,308	$24,541	$62,849	$34,641	$27,628	$62,269
Systems	6,898	12,120	19,018	5,388	17,433	22,821
Total revenue	45,206	36,661	81,867	40,029	45,061	85,090
Direct costs of revenue
Direct cost of services	15,112	19,610	34,722	13,744	19,671	33,415
Direct cost of systems	4,490	8,890	13,380	2,655	14,221	16,876
Total direct cost of revenue	19,602	28,500	48,102	16,399	33,892	50,291
Gross profit
Services gross profit	23,196	4,931	28,127	20,897	7,957	28,854
Systems gross profit	2,408	3,230	5,638	2,733	3,212	5,945
Total gross profit	$25,604	$8,161	$33,765	$23,630	$11,169	$34,799

	Three Months Ended
	March 31,
	2015	2014
Total segment gross profit	$33,765	$34,799
Research and development expense	(8,447)	(10,363)
Sales and marketing expense	(6,384)	(6,931)
General and administrative expense	(12,619)	(11,647)
Depreciation and amortization of property and equipment	(3,037)	(3,403)
Amortization of acquired intangible assets	(927)	(949)
Interest expense	(1,979)	(2,204)
Amortization of deferred finance fees	(163)	(168)
Other income, net	452	137
Net income (loss) before income taxes	661	(729)
Income tax (expense) benefit	(366)	252
Net income (loss)	$295	$(477)

8. Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2015	2014
Component parts	$7,052	$4,848
Finished goods	1,722	1,405
Total inventory	$8,774	$6,253

9. Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development costs consisted of the following:

	March 31, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Acquired intangible assets and capitalized software development costs:
Acquired intangible assets, including customer lists	$31,176	$14,897	$16,279	$31,176	$13,970	$17,206
Capitalized software development costs	8,086	3,459	4,627	7,680	3,072	4,608
Total acquired intangible assets and capitalized software development costs	$39,262	$18,356	$20,906	$38,856	$17,042	$21,814

Estimated future amortization expense:

Year ending December 31, 2015	$4,062
Year ending December 31, 2016	5,142
Year ending December 31, 2017	4,245
Year ending December 31, 2018	2,985
Year ending December 31, 2019	2,280
Thereafter	2,192
Total estimated future amortization expense	$20,906

Software development costs:

For the three months ended March 31, 2015 and 2014, we capitalized $406 and $509, respectively, of software development costs after the point of technological feasibility had been reached but before the software was available for general release. These costs are being amortized over their estimated useful lives beginning when the products are available for general release. We routinely update our estimates of the recoverability of the capitalized software product costs. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.

Goodwill:

The carrying amount of goodwill is as follows:

	Commercial	Government
	Segment	Segment	Total
Balance as of March 31, 2015 and December 31, 2014	$49,945	$54,296	$104,241

10. Concentrations of Credit Risk and Major Customers

The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our total revenue or receivables (billed and unbilled) are summarized in the following tables:

		% of Total Revenue For
		the Three
		Months Ended
Percentage of total revenue:		March 31,
Customer	Segment	2015	2014
U.S. Government agencies and departments	Government	20%	22%
Customer A	Commercial	17%	15%
Customer B	Commercial	10%	10%

Percentage of receivables (billed and unbilled) as of March 31:

Customer	Segment	2015	2014
U.S. Government agencies and departments	Government	29%	26%
Customer A	Commercial	16%	11%
Customer B	Commercial	12%	14%

11. Line of Credit

We have maintained a line of credit arrangement with our principal bank since 2003. On June 25, 2013, we closed on a new senior secured credit facility, as amended on April 30, 2015 (the “Senior Credit Facility” or “Credit Agreement”), with the Silicon Valley Bank and a syndicate of lenders. The Credit Agreement includes a revolving loan facility (“Revolving Loan Facility”) for up to $30,000 and matures on March 31, 2018. The principal amount outstanding under the Revolving Loan Facility is payable prior to or on the maturity date. Interest on the Revolving Loan Facility accrues at Eurodollar/LIBOR (beginning at L+3.75%) or Alternate Base Rate (“ABR”) (beginning at ABR +2.75%), which may be adjusted as provided in the Credit Agreement, and is payable monthly.

The Revolving Loan Facility includes two sub-facilities: (i) a $10,000 letter of credit sub-facility pursuant to which the bank may issue letters of credit, and (ii) a $5,000 swingline sub-facility.

As of March 31, 2015 and December 31, 2014, we had $6,000 and $5,000, respectively, of borrowings under our Revolving Loan Facility, and we had $24,000 and $25,000, respectively, of unused borrowing availability.

12. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2015	2014
Senior credit facility	$67,670	$74,567
7.75% Convertible notes due 2018	50,000	50,000
Total long-term debt	117,670	124,567

Less: current portion	(3,562)	(10,049)
Non-current portion of long-term debt	$114,108	$114,518

Aggregate maturities of long-term debt at March 31, 2015 are as follows:

2015	$2,671
2016	4,007
2017	5,788
2018	105,204
Total long-term debt	$117,670

Senior credit facilities

Our senior credit facilities under a June 25, 2013 agreement, as amended on April 30, 2015 (the “Senior Credit Facilities” or “Credit Agreement”) include (i) a $56,500 term loan A facility (“Term Loan A Facility”), and (ii) a $43,500 delayed draw term loan facility (“Delayed Draw Term Loan Facility”). The Senior Credit Facilities also include a $25,000 incremental loan arrangement subject to the Company’s future needs and bank approval, although no assurances can be given that this incremental loan amount will be available to us when and if needed. In 2013 and 2014, we borrowed $10,000 and $14,562, respectively, under our Delayed Draw Term Loan Facility and the proceeds were used towards the retirement of our 4.5% convertible notes. The remaining $18,938 of the Delayed Draw Term Loan Facility was fully drawn on April 30, 2015 and the proceeds will be used for general corporate purposes. The Credit Agreement provides that the banks hold at least $35,000 of the Company’s cash and marketable securities until December 15, 2015.

Interest Rate Hedging Activities

In August 2014, we entered into an interest rate swap agreement with our principal bank. Its $32,094 initial notional amount represents about half of the outstanding balances of the floating rate Term Loan A Facility and the Delayed Term Loan Facility to reduce the variability of interest expense due to changes in interest rates. The interest rate swap results in us paying a fixed rate of 5.17% on the notional amount of the swap until its June 25, 2018 maturity. The notional amount of the swap will change over time to reflect approximately 50% of the outstanding expected Term Loan A Facility and Delayed Draw Term Loan Facility balances. Interest rate reset and interest rate payment dates mirror those of the underlying Term Loan A Facility and Delayed Draw Term Loan Facility. The swap is expected to exactly offset changes in expected cash flows due to fluctuations in the one month LIBOR rate over the term of the hedge. The interest rate swap fair value as of March 31, 2015 and December 31, 2014 was a $437 and $240 liability, respectively. For the three months ended March 31, 2015 and December 31, 2014, the hedge was highly effective and no gains or losses were recognized in earnings.

13. Capital Leases

We lease certain equipment under capital leases which are collateralized by the leased assets. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at March 31, 2015:

2015	$3,534
2016	3,337
2017	2,225
2018	807
2019	73
Total minimum lease payments	9,976
Less: amounts representing interest	(645)
Present value of net minimum lease payments (including current portion of $4,161)	$9,331

14. Income Taxes

We reported income tax expense of $366 for the three months ended March 31, 2015, compared to $252 of income tax benefits for the three months ended March 31, 2014. As of March 31, 2015, we continued to provide a valuation allowance for all federal and some state deferred tax assets. The Company continually evaluates facts representing both positive and negative evidence in the determination of its ability to realize the deferred tax assets reported in the notes included in our 2014 Annual Report on Form 10-K.

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

The application and interpretation of applicable state and local sales and other tax laws to certain of our service and system offerings in certain jurisdictions is uncertain. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that the liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted if necessary. At March 31, 2015, the Company is subject to an ongoing state and local tax audit by the Washington State Department of Revenue. As this and other tax audits progress in the normal course of business, the Company will review and adjust a provision for loss as appropriate.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe,” “intend,” “expect,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that indemnification claims should not have a material effect on our results of operations; (b) regarding our expectations with regard to our Senior credit facility, notes, notes hedge transactions and interest rate hedging activity; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months; (d) relating to our backlog; (e) that we believe that capitalized software development costs will be recoverable from future gross profits; (f) regarding our expectations with regard to income tax assumptions and future stock-based compensation expenses; (g) regarding our assumptions related to goodwill; (h) that a significant underperformance relative to historical or projected future operating results, significant change in the manner of our use of acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired; (i) relating to our research and development spending; and (j) that we believe the unusual accounting and legal fees incurred in the quarter are nonrecurring and complete.

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

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our 2014 Form 10-K.

Overview

TeleCommunication Systems, Inc. develops and delivers highly reliable and secure wireless communication technology. The Company enables 9-1-1 infrastructure, cybersecurity, deployable wireless terminals, space components, and applications for mobile location-based services and messaging. Principal customers are wireless network operators, defense and public safety government agencies, and Fortune 150 enterprises requiring high reliability and security. While we manage and have historically reported two business segments, Commercial and Government, digital wireless voice and data communication technology is converging, so engineers from both segments are collaborating to address solution needs for customers of both segments.

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

Government Segment: For U.S. Department of Defense agencies and other customers, we provide cybersecurity training, support and services, and “C4ISR” (command, control, communications, computers, intelligence surveillance and reconnaissance) resources, wireless ground terminals and related support, management and resale of satellite bandwidth, and information technology outsource services. TCS engineers furnishes and supports ground terminals used for secure satellite-based and other line-of-sight and beyond-line-of-sight communications, as well as related components incorporating government-approved cryptologic devices and other hardened components for aerospace and defense.

This Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that our management believes to be necessary to achieve a clear understanding of our financial statements and results of operations. It should be read together with Item 1A Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K as well as the unaudited interim consolidated financial statements and the notes thereto located elsewhere in this Form 10-Q.

Indicators of Our Financial and Operating Performance

Our management monitors and analyzes a number of performance indicators in order to manage our business and evaluate our financial and operating performance. Those indicators include:

●

Revenue. We derive revenue from the sales of services and systems, including recurring monthly software-as-a-service and subscriber fees, maintenance fees, software licenses and related service fees for the design, development, and deployment of software for information processing, communication systems and components.

●

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

●

Operating expenses. Our operating expenses are primarily compensation and benefits, professional fees, commissions, facility costs, marketing and sales-related expenses, and travel costs as well as non-cash expenses such as stock-based compensation expense, depreciation and amortization of property and equipment, and amortization of acquired intangible assets.

●

Liquidity and cash flows. Our cash flows are mainly driven by our results of operations. Other sources of our liquidity are our capacity to borrow through our bank credit and term loan facility and other markets; lease financing for the purchase of equipment; and access to the public equity market.

●	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenue outstanding as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue by Segment

Commercial Segment

	Three Months
	Ended March 31,		2015 vs. 2014
($ in millions)	2015	2014	$	%
Services revenue	$38.3	$34.6	$3.7	11%
Systems revenue	6.9	5.4	1.5	28%
Total Commercial Segment revenue	45.2	40.0	5.2	13%

Direct cost of services	15.1	13.7	1.4	10%
Direct cost of systems	4.5	2.7	1.8	67%
Total Commercial Segment cost of revenue	19.6	16.4	3.2	20%

Services gross profit	23.2	20.9	2.3	11%
Systems gross profit	2.4	2.7	(0.3)	(11%)
Total Commercial Segment gross profit[1]	$25.6	$23.6	$2.0	8%
Segment gross profit as a percentage of revenue	57%	59%
[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Our commercial services revenue is generated from hosting and maintaining software and networks for 9-1-1 service for wireless and VoIP service providers and operators of next generation (internet protocol) 9-1-1 infrastructure (mainly state and local governments), as well as hosting and maintaining applications and infrastructure software for Location-Based Services (“LBS”) and text messaging platform software. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Hosted LBS and E9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Safety Answering Points (“PSAPs”), or the number of customer subscribers or sessions using our technology. Subscriber service revenue is generated by hosted client software applications for wireless subscribers, generally on a per-subscriber per-month basis. We also earn services revenue through nonrecurring engineering (“NRE”) custom software development contracts. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period, and unrecognized maintenance fees are included in deferred revenue. Services also include custom software development, implementation, and related service projects under time and materials or fixed-fee contracts, which are reported using percentage-of-completion accounting.

First quarter 2015 commercial services revenue was $38.3 million which was up $3.7 million (11%) over the first quarter 2014 revenue, reflecting about 14% higher platform and application services revenue and 8% growth in 9-1-1 related services.

The direct cost of our commercial services revenue consists primarily of compensation and benefits, licensed location-based application content, network access, data feed and circuit costs for network operation centers and co-location facilities, and equipment and software maintenance.

First quarter 2015 direct cost of commercial services revenue was $1.4 million (10%) higher than in the first quarter of 2014 as a result of the higher volume.

Commercial services gross profit for the three months ended March 31, 2015 increased by $2.3 million (11%), compared to the corresponding 2014 period due to the higher overall volume.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

Commercial systems revenue results from sales to wireless carriers and state and local governments of systems incorporating our licensed software for enablement of 9-1-1 call routing and computer-aided call handling, and location-based wireless services infrastructure. It also includes revenue from the sale of patents and licensing of our intellectual property including payments for past patent infringement liabilities, upfront and non-refundable license fees, and royalty fees. In all cases, revenue from the licensing of our intellectual property is recognized when all four of the revenue recognition criteria are met. Some revenue from our larger NG9-1-1 deployments incorporating our software and third party components is recognized as long term contracts using percentage of completion accounting. License prices for our carrier software are generally a function of its volume of usage in our customers’ networks during the relevant period.

First quarter 2015 commercial systems revenue was $1.5 million (28%) higher than the first quarter of 2014 mainly as a result of $1.4 million higher platforms revenue.

The direct cost of commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, and consulting fees as well as the amortization of acquired and capitalized software development costs. Direct cost of systems revenue was $1.8 million (67%) higher in the first three months of 2015 than first quarter 2014, reflecting higher labor and direct costs for custom development work, and software development cost amortization in 2015 which were about $0.1 million higher.

First quarter 2015 commercial systems gross profit was $0.3 million (11%) lower than for the first quarter of 2014 reflecting a lower margin mix.

Government Segment

	Three Months
	Ended March 31,		2015 vs. 2014
($ in millions)	2015	2014	$	%
Services revenue	$24.6	$27.6	$(3.0)	(11%)
Systems revenue	12.1	17.5	(5.4)	(31%)
Total Government Segment revenue	36.7	45.1	(8.4)	(19%)

Direct cost of services	19.6	19.7	(0.1)	(1%)
Direct cost of systems	8.9	14.2	(5.3)	(37%)
Total Government Segment cost of revenue	28.5	33.9	(5.4)	(16%)

Services gross profit	5.0	7.9	(2.9)	(37%)
Systems gross profit	3.2	3.3	(0.1)	(3%)
Total Government Segment gross profit[1]	$8.2	$11.2	$(3.0)	(27%)
Segment gross profit as a percentage of revenue	22%	25%
[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements.

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

First quarter 2015 government services revenue was $3.0 million (11%) lower than the 2014 first quarter due mainly to 40% lower professional services revenue resulting from the draw-down of Afghanistan field support personnel, partly offset by a $1.8 million higher (more than double) revenue from maintenance and in-building wireless work and a 9% increase in cyber security services revenue.

Direct cost of government services revenue consists of compensation, benefits, and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs were lower in the three months ended March 31, 2015 than in 2014’s first quarter, which is correlated with the lower revenue and lower average margins on field support work.

Our gross profit from government services was $2.9 million (37%) lower in the three month period ended March 31, 2015 versus 2014 due mainly to lower volume and margins from wartime field support work.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from the sale of secure wireless communication systems, and the integration of these systems into customer networks. Our government systems revenue also includes electronic components sold mainly to domestic and foreign space programs.

First quarter 2015 government systems revenue was $5.4 million (31%) lower than first quarter 2014 due to 12% lower deployable communication system sales and about 60% lower revenue from electronic components sales.

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

Our government systems first quarter 2015 gross profit was about flat to the first quarter of 2014, reflecting higher average margins on the mix of sales.

Revenue Backlog

We had unfilled orders, or funded contract backlog at March 31, as follows:

			2015 vs. 2014
($ in millions)	2015	2014	$	%
Funded backlog:
Commercial Segment	$ 241.7	$ 243.2	$ (1.5)	(1%)
Government Segment	69.9	48.0	21.9	46%
Total funded contract backlog	$ 311.6	$ 291.2	$ 20.4	7%

Expected to be realized within next 12 months	$ 202.5	$ 165.6	$ 36.9	22%

Funded contract backlog represents contracts for which fiscal year funding has been appropriated by our customers (mainly federal agencies), and for hosted services (mainly for wireless and other network operators). Backlog is computed by multiplying the most recent month’s contract or subscription revenue by the months remaining under the existing long-term agreements, which is considered to be the best available information for anticipating revenue under those agreements.

Our backlog at any given time may be affected by factors including the availability of funding, contracts being renewed, or new contracts being signed before existing contracts are completed and the other factors described in the Company’s Risk Factors as filed with the Securities and Exchange Commission from time to time. The timing and amounts of government contract funding may be adversely affected by federal budget policy decisions, like handling of sequestration and continuing resolutions, and can lead to delays in procurement of our products and services due to lack of funding. Some of our backlog could be canceled for causes such as late delivery, poor performance and other factors. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual revenue.

Operating Expenses

Research and development expense:

	Three Months
	Ended March 31,		2015 vs. 2014
($ in millions)	2015	2014	$	%
Research and development expense	$ 8.5	$ 10.4	$ (1.9)	(18%)
% of total revenue	10%	12%

Our research and development (“R&D”) expense consists of compensation, benefits, and a proportionate share of facilities and corporate overhead, as well as costs associated with using third-party laboratory and testing resources. We expense such costs as they are incurred until technological feasibility has been reached and we believe that capitalized costs will be recoverable, upon which we capitalize and amortize them over the product’s expected life. Technological feasibility is established for our software when a detailed program design is completed. Capitalized costs of software developed for internal use are included in fixed assets and depreciated over expected useful lives. We incur R&D costs to enhance existing software products as well as to create new products, including software hosted in network operation centers.

We develop software for systems and services used mainly by network operators, state and local public safety organizations, federal agencies, and device manufacturers. In 2015 and 2014, we invested in R&D for 9-1-1 software and updates to location-based products, including our toolkits and application program interfaces for markets beyond network operators. We also invested in updating and expanding our secure wireless communication technology products for government customers and applications for network operators, telematics supply chain, and network security. We continue to obtain patents for some of our developers’ innovations. The total of capitalized and expensed R&D spending for the 2015 first quarter was about $1 million lower than the 2014 first quarter.

In addition to company deliverables, our research and development expenditures and acquisitions have yielded a portfolio of 395 patents as of March 31, 2015 and more than 300 patent applications pending, primarily for wireless location-based technology

R&D expense was $1.9 million lower for the first quarter of 2015 compared to the first quarter of 2014, efficiency improvements and assignment of more software developers to customer projects classified as cost of revenue.

Sales and marketing expense:

	Three Months
	Ended March 31,		2015 vs. 2014
($ in millions)	2015	2014	$	%
Sales and marketing expense	$ 6.4	$ 6.9	$ (0.5)	(7%)
% of total revenue	8%	8%

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

Sales and marketing expenses for the 2015 first quarter were $0.5 million lower than for the 2014 first quarter, reflecting lower spending on personnel, trade show, and travel expenses.

General and administrative expense:

	Three Months
	Ended March 31,		2015 vs. 2014
($ in millions)	2015	2014	$	%
General and administrative expense	$ 12.6	$ 11.6	$ 1.0	9%
% of total revenue	15%	14%

General and administrative (“G&A”) expense primarily represents management, finance, legal (including intellectual property management), human resources, and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities, and other facilities costs which are expensed as incurred. G&A expense was $1.0 million higher in the three months ended March 31, 2015 than 2014 reflecting an increase in professional fees related to audit and legal services. The benefits of continuing cost reductions from efficiency improvements were offset by $1.1 million of unplanned, nonrecurring accounting and legal fees in the quarter, resulting mainly from obligatory investigation work under the direction of the audit committee of the board in response to a variety of questions raised by an employee. No changes to the Company’s financial statements were required as a result of the work, which is complete.

Depreciation and amortization of property and equipment:

	Three Months
	Ended March 31,		2015 vs. 2014
($ in millions)	2015	2014	$	%
Depreciation and amortization of property and equipment	$ 3.0	$ 3.4	$ (0.4)	(12%)
Average gross cost of property and equipment during the period	$ 117.5	$ 112.1

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

Depreciation expense for the 2015 first quarter was lower than first quarter 2014, as lower capital spending, including lower spending on capitalized software for internal use, over the past two years has generated less new depreciation than declines resulting from older assets becoming fully depreciated.

Amortization of acquired intangible assets:

	Three Months
	Ended March 31,		2015 vs. 2014
($ in millions)	2015	2014	$	%
Amortization of acquired intangible assets	$ 0.9	$ 1.0	$ (0.1)	(10%)

Acquired intangible assets are amortized over their estimated useful lives of five to ten years, and declined slightly, as some of the acquired technology is now fully amortized.

Interest expense:

	Three Months
	Ended March 31,		2015 vs. 2014
($ in millions)	2015	2014	$	%
Interest expense on bank and other notes payable	$ 0.9	$ 0.9	$ —	—
Interest expense on convertible note financing	1.0	1.1	(0.1)	(9%)
Interest expense on capital lease obligations	0.1	0.2	(0.1)	(50%)
Amortization of deferred financing fees	0.2	0.2	—	—
Total interest and financing expense	$ 2.2	$ 2.4	$ (0.2)	(8%)

Interest expense is incurred under bank and other notes payable, convertible note financing, and capital lease obligations. Financing expense amortization results from deferral of costs incurred at the time of contracting for financing facilities, which are then amortized over the terms of the facilities.

Interest and financing expenses were lower in the 2015 first quarter than the 2014 first quarter due to lower interest on our convertible note financing due to lower outstanding borrowing during the periods, partly offset by the effect of a higher rate. Interest on our bank and other notes was about the same in the first quarter of 2015 as compared to 2014 due to a higher average borrowing balance on our Senior Credit Facility, offset by lower interest on seller notes as these were fully paid in 2014. Further financing details are in the Liquidity and Capital Resources section below.

Other income (expenses), net:

Other income (expenses), net, includes interest income earned, a gain on the sale of land associated with our Manassas, VA facility, realized gains on investment accounts, and foreign currency transaction gain or loss, which is dependent on fluctuation in exchange rates. Other income (expenses), net also includes the effects of foreign currency revaluation on our cash, receivables, and deferred revenues that are stated in currencies other than U.S dollars.

Income taxes:

As of March 31, 2015, the Company continued to provide a valuation allowance for all federal and some state deferred tax assets as management’s evaluation that the Company’s ability to realize such deferred tax assets did not meet the “more likely than not” criteria. The Company continually evaluates facts representing both positive and negative evidence in the determination of its ability to realize the deferred tax assets reported in footnotes to the annual financial statements. For the three months ended March 31, 2015, we have recorded tax expense of $0.4 million.

Net income (loss):

	Three Months
	Ended March 31,		2015 vs. 2014
($ in millions)	2015	2014	$	%
Net income (loss):	$ 0.3	$ (0.5)	$ 0.8	160%

Net income was $0.8 million higher in the first quarter of 2015 than the first quarter of 2014, mainly due to lower operating and interest expense, offset by higher G&A and income tax expense, and other factors discussed above.

Liquidity and Capital Resources

	Three Months
	Ended March 31,		2015 vs. 2014
($ in millions)	2015	2014	$	%
Net cash and cash equivalents provided by/(used in):
Operating activities:
Net loss	$0.3	$(0.5)	$0.8	160%
Non-cash charges	6.1	7.8	(1.7)	(22%)
Deferred income tax provision	0.1	—	0.1	100%
Net changes in working capital, including changes in other assets	2.0	0.4	1.6	400%
Net operating activities	8.5	7.7	0.8	10%
Investing activities:
Proceeds from disposal of property and equipment	1.6	—	1.6	100%
Purchases of property and equipment	(2.6)	(1.3)	(1.3)	(100%)
Capital purchases funded through leases	0.9	0.3	0.6	200%
Purchases of property and equipment, net of assets funded through leases	(1.7)	(1.0)	(0.7)	(70%)
Capitalized software development costs	(0.4)	(0.5)	0.1	20%
Proceeds from (purchases of) marketable securities, net	0.4	(0.3)	0.7	233%
Net investing activities	(0.1)	(1.8)	1.7	94%
Financing activities:
Payments on long-term debt and capital leases	(13.1)	(1.9)	(11.2)	(589%)
Proceeds from bank and other debt borrowings	6.0	—	6.0	100%
Earn-out payment	—	(0.3)	0.3	100%
Other financing activities	(0.4)	(0.5)	0.1	20%
Net financing activities	(7.5)	(2.7)	(4.8)	(178%)
Net change in cash and cash equivalents	$0.9	$3.2	$(2.3)	(72%)
Days revenue outstanding in accounts receivable, including unbilled receivables	89	65

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, debt and capital leases, and issuance of public equity.

Sources and uses of cash: At March 31, 2015, our cash and marketable securities balance was $50.6 million, down from $65.3 million at March 31, 2014 and up from $50.1 million at the beginning of the quarter. At March 31, 2015, our liquidity also included $24 million of unused borrowing availability under our Revolving Loan Facility and $18.9 million Delayed Draw Term Loan Facility was available and drawn in the second quarter of 2015.

Operations: Cash generated from operating activities was $8.5 million for the three months ended March 31, 2015 compared to cash of $7.7 million provided for the three months ended March 31, 2014. Changes in working capital were due to the timing of billings, collections, and vendor payments.

Investing activities: In the first quarter of 2015, we invested an additional $0.4 million in investment grade marketable securities classified as available-for-sale and sold the land and equipment associated with our Manassas VA facility for $1.6 million of proceeds and a gain of $0.4 million. For the first quarters of 2015 and 2014 fixed asset additions, excluding assets funded by leasing, were $1.7 million and $1.0 million, respectively, and investments in development of software for resale which had reached the stage of development calling for capitalization were $0.4 million and $0.5 million, respectively.

Financing activities: In the first quarter of 2015, we made $13.1 million in principal payments on bank and capital lease borrowings. We funded $0.9 million and $0.3 million, respectively, of fixed asset additions under capital leases during the three months ended March 31, 2015 and 2014.

Senior debt: The Company has borrowing capacity under our $130 million Senior Credit Facilities (the “Senior Credit Facilities” or “Credit Agreement”) in accordance with a June 25, 2013 agreement, as amended April 30, 2015. The Senior Credit Facilities include (i) a $56.5 million term loan A facility (“Term Loan A Facility”), (ii) a $43.5 million delayed draw term loan facility (“Delayed Draw Term Loan Facility”), and (iii) a $30 million revolving loan facility (“Revolving Loan Facility”). The Senior Credit Facilities also include a $25 million incremental loan arrangement subject to the Company’s future needs and bank approval, although no assurance can be given that this incremental loan amount will be available to us when and if needed.

On June 25, 2013, we borrowed $56.5 million under the Term Loan A Facility and used proceeds for (i) repayment of the remaining balance under our 2012 Term Loan, (ii) approximately $16 million for working capital and general corporate purposes, and (iii) fees and expenses associated with the new facility. In 2013 and 2014, we borrowed $10 million and $14.6 million, respectively, under the Delayed Draw Term Loan Facility which was used towards the purchase of the remaining outstanding 4.5% convertible notes. Under the agreement, $18.9 million of the remaining Delayed Draw Term Loan Facility was available to us and was fully drawn in the second quarter of 2015 and will be used for general corporate purposes. The Credit Agreement provides that the banks hold at least $35 million of the Company’s cash and marketable securities until December 31, 2015.

Additional liquidity is available through the $30 million Revolving Loan Facility, of which $24 million is undrawn at March 31, 2015, to be used for our on-going working capital and other general corporate purposes.

The Term Loan A Facility, the Delayed Draw Term Loan Facility, and the Revolving Loan Facility have a maturity date of March 31, 2018, unless extended as provided in the Credit Agreement. The Term Loan A and Delayed Draw facility are payable in quarterly installments on the first fiscal day of each quarter beginning October 1, 2013. We made $0.4 million of scheduled payments on the Term Loan A and Delayed Draw facilities in 2013, $2 million in 2014, and $1 million in the first quarter of 2015. $0.9 million is payable in each of the remaining three quarters of 2015 increasing to $1.3 million in the quarter ending December 31, 2016 and to $1.8 million in the quarter ending December 31, 2017, with the remaining principal due at maturity. Additional Delayed Draw Term Loan Facility borrowings would be repaid in consecutive quarterly installment payments in the same proportion as the installment payments for the Term Loan A and existing Delayed Draw Term Loan borrowings, with the remaining principal due at maturity. The Senior Credit Facilities are also subject to mandatory repayments from excess cash flow and other sources, such as net cash proceeds of debt or equity issuances, asset sales, casualty insurance claims and other recovery events, as described in the Credit Agreement. In 2014, mandatory repayments of $3.9 million for excess cash flow and $0.2 million for other sources were made by the Company based on 2013 results. Based on 2014 excess cash flow as defined, the Company made a mandatory repayment of $5.9 million in the first quarter of 2015.

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

Interest Rate Hedging Activities: In August 2014, we entered into an interest rate swap agreement with our principal bank to reduce the variability of interest expense due to fluctuations in market interest rates. Its $32.1 million initial notional amount represents about half of the outstanding balances of the floating rate Loan Facilities. The interest rate swap results in a fixed rate of 5.17% on the notional amount of the swap until its June 25, 2018 maturity. The notional amount of the swap will change over time to reflect approximately 50% of the outstanding expected Senior Credit Facility balances; interest rate re-set and interest rate payment dates mirror those of the underlying Senior Credit Facilities. The swap is expected to offset changes in expected cash flows due to fluctuations in the one month LIBOR rate over the term of the hedge. The interest rate swap fair value as of March 31, 2015 was a $0.4 million liability. For the three months ended March 31, 2015, the hedge was highly effective and no gains or losses were recognized in earnings.

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

Holders may convert the 2018 Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding June 30, 2018. The conversion rate will initially be 96.637 shares of Class A common stock per $1 (one thousand) principal amount of 2018 Notes, equivalent to an initial conversion price of $10.35 per share of Class A common stock, which is the same conversion price as the 2014 Notes. Shares of the Company’s Class A common stock into which the 2018 Notes are convertible have been reserved for issuance by the Company. We may redeem some or all of the 2018 Notes at any time on or after June 30, 2014 at the redemption prices set forth in the Indenture plus accrued and unpaid interest to the redemption date. In addition, subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their 2018 Notes upon a “fundamental change” (as defined in the Indenture) at a price equal to the purchase prices set forth in the Indenture, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2018 Notes then outstanding may declare the entire principal amount of all the 2018 Notes plus accrued interest, if any, to be immediately due and payable.

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

Concurrent with the issuance of the 2014 Notes, we entered into convertible note hedge transactions and warrant transactions, that reduced the potential dilution associated with the conversion of the 2014 Notes. The note hedge transaction expired pro rata as the 2014 Notes were repurchased. The warrants, which expire in 2015, were not affected by the retirements of the 2014 Notes.

Seller Notes: In July, 2012, we issued $14.3 million in 6% promissory notes as part of the consideration for our acquisition of microDATA, full payment of which was completed in accordance with the note terms on June 30, 2014.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have a Revolving Loan Facility through March 2018 of which $24 million was undrawn at March 31, and $18.9 million of the remaining Delayed Draw Term Loan Facility was fully drawn in April 2015. We also have borrowing capacity under a capital lease facility. We may also consider raising capital in the public markets to meet capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities, raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Contractual Commitments

As of March 31, 2015, our most significant commitments are term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. Our commitments consisted of the following:

	Within 12	1-3	3-5	More Than
($ in millions)	Months	Years	Years	5 Years	Total
Senior credit facility[1]	$6.2	$69.5	$—	$—	$75.7
7.75% Convertible notes obligation due 2018	3.9	7.8	51.9	—	63.6
Operating leases	6.3	12.1	2.1	0.5	21.0
Purchase obligations	10.4	6.2	0.6	—	17.2
Capital lease obligations	4.5	5.5	—	—	10.0
Total contractual commitments	$31.3	$101.1	$54.6	$0.5	$187.5

1The cash payments due for Senior credit facility include estimated interest payments based on the LIBOR plus a fixed spread that were effective at the balance sheet date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to our interest rate or our foreign currency risk as described in Item 7A of our 2014 Annual Report on Form 10-K..

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015.

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

The application and interpretation of applicable state and local sales and other tax laws to certain of our service and system offerings in certain jurisdictions is uncertain. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that the liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted if necessary. At March 31, 2015, the Company is subject to an ongoing state and local tax audit by the Washington State Department of Revenue. As this and other tax audits progress in the normal course of business, the Company will review and adjust a provision for loss as appropriate.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors

There have not been any material changes to the information previously disclosed in Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine and Safety Disclosures

None.

Item 5. Other Information

(a) On April 30, 2015, the Company and its subsidiaries (the “Borrowers”) and Silicon Valley Bank as Administrative Agent for the several banks and other financial institutions (the “Lenders”) agreed to Amendment No. 4 (the “Amendment”) to the credit agreement dated June 25, 2013, as amended, (the “Credit Agreement”) to adjust certain leverage ratio covenants beginning in the second quarter of 2015, subject to other terms and conditions of the Credit Agreement.  This description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is attached to this Form 10-Q as Exhibit 10.30 and is incorporated herein by reference.

(b) None.

Item 6. Exhibits

Exhibit Numbers	Description
10.30	Amendment No. 4 to the Credit Agreement dated April 30, 2015

31.1	Certification of CEO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by the Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May 2015.

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
Maurice B. Tosé May 1, 2015

/S/ THOMAS M. BRANDT, JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas M. Brandt, Jr. May 1, 2015