Form 10-Q
period 2015-06-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2015-07-30
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

Shares outstanding
as of July 28,
Title of Each Class	2015
Class A Common Stock, par value $0.01 per share	56,321,657
Class B Common Stock, par value $0.01 per share	4,801,245
Total Common Stock Outstanding	61,122,902

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,126	$26,922
Marketable securities	19,583	23,226
Accounts receivable, net of allowance of $631 in 2015 and $605 in 2014	62,877	74,051
Unbilled receivables	31,988	22,324
Inventory	9,217	6,253
Deferred project costs and other current assets	22,490	17,977
Total current assets	180,281	170,753
Property and equipment, net of accumulated depreciation and amortization of $89,192 in 2015 and $83,645 in 2014	32,576	33,418
Software development costs, net of accumulated amortization of $3,857 in 2015 and $3,072 in 2014	4,730	4,608
Acquired intangible assets, net of accumulated amortization of $15,813 in 2015 and $13,970 in 2014	15,363	17,206
Goodwill	104,241	104,241
Other assets	3,905	3,855
Total assets	$341,096	$334,081
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$37,352	$41,599
Accrued payroll and related liabilities	11,569	13,599
Deferred revenue	23,751	22,000
Current portion of bank borrowings, notes payable, and capital lease obligations	8,573	19,291
Total current liabilities	81,245	96,489
Notes payable and capital lease obligations, less current portion	136,156	119,850
Deferred tax liabilities	3,814	3,556
Other liabilities	3,841	1,340
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares - 225,000,000; issued and outstanding shares of 56,256,169 in 2015 and 55,144,066 in 2014	563	552
Class B Common Stock; $0.01 par value:
Authorized shares - 75,000,000; issued and outstanding shares of 4,801,245 in 2015 and 4,801,245 in 2014	48	48
Additional paid-in capital	348,511	346,277
Accumulated other comprehensive loss	(177)	(114)
Accumulated deficit	(232,905)	(233,917)
Total stockholders’ equity	116,040	112,846
Total liabilities and stockholders’ equity	$341,096	$334,081

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
Services	$61,288	$67,052	$124,137	$129,321
Systems	26,639	19,169	45,657	41,990
Total revenue	87,927	86,221	169,794	171,311

Direct costs of revenue
Direct cost of services revenue	34,680	37,184	69,402	70,599
Direct cost of systems revenue	19,424	10,802	32,804	27,678
Total direct cost of revenue	54,104	47,986	102,206	98,277

Services gross profit	26,608	29,868	54,735	58,722
Systems gross profit	7,215	8,367	12,853	14,312
Total gross profit	33,823	38,235	67,588	73,034

Operating expenses
Research and development expense	8,923	11,285	17,370	21,648
Sales and marketing expense	6,082	6,317	12,466	13,248
General and administrative expense	11,787	13,177	24,406	24,824
Depreciation and amortization of property and equipment	3,027	3,366	6,064	6,769
Amortization of acquired intangible assets	916	949	1,843	1,898
Total operating expenses	30,735	35,094	62,149	68,387

Income from operations	3,088	3,141	5,439	4,647

Interest expense	(2,062)	(2,026)	(4,041)	(4,230)
Amortization of deferred financing fees	(156)	(212)	(319)	(380)
Other income, net	248	—	700	137
Net income before income taxes	1,118	903	1,779	174
Income tax (provision) benefit	(401)	155	(767)	407
Net income	$717	$1,058	$1,012	$581

Net income per share-basic	$0.01	$0.02	$0.02	$0.01
Net income per share-diluted	$0.01	$0.02	$0.02	$0.01

Weighted average shares outstanding-basic	60,948	59,396	60,608	59,238
Weighted average shares outstanding-diluted	62,678	60,575	62,316	59,742

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Comprehensive Income

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$717	$1,058	$1,012	$581
Other comprehensive income:
Foreign currency translation adjustments	6	54	13	50
Unrealized gain (loss) on interest rate hedge	92	—	(105)	—
Unrealized gain (loss) on securities:
Arising during the period	(58)	—	34	(1)
Reclassification to net income	(1)	(5)	(5)	(7)
Net unrealized gain (loss)	(59)	(5)	29	(8)
Other comprehensive income:	39	49	(63)	42
Comprehensive income	$756	$1,107	$949	$623

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net income	$1,012	$581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,064	6,769
Stock-based compensation expense	2,528	3,200
Amortization of acquired intangible assets	1,843	1,898
Amortization of capitalized software development costs	785	597
Deferred tax expense	258	—
Amortization of deferred financing fees	319	380
Amortization of investment premiums and accretion of discounts, net	156	177
Other non-cash adjustments	(989)	12
Changes in operating assets and liabilities:
Accounts receivable, net	11,174	1,140
Unbilled receivables	(9,664)	(2,138)
Inventory	(2,964)	(1,207)
Deferred project costs and other current assets	(4,513)	(1,368)
Other assets	205	(289)
Accounts payable and accrued expenses	(4,247)	(2,214)
Accrued payroll and related liabilities	(2,030)	(1,868)
Deferred revenue	1,751	(799)
Other liabilities	2,396	(1,687)
Subtotal - Changes in operating assets and liabilities	(7,892)	(10,430)
Net cash provided by operating activities	4,084	3,184

Investing activities:
Cash received for business wind-down arrangement	—	15,016
Proceeds from sale of property and equipment	1,550	—
Purchases of property and equipment	(4,606)	(2,518)
Capitalized software development costs	(896)	(988)
Purchases of marketable securities	(3,338)	(22,260)
Proceeds from sale and maturity of marketable securities	6,854	4,288
Net cash used in investing activities	(436)	(6,462)

Financing activities:
Payments on bank borrowings, notes payable, and capital lease obligations	(21,099)	(12,278)
Proceeds from bank and other borrowings	24,938	—
Payments of tax withholdings on restricted stock	(1,054)	(833)
Earn-out payment related to 2012 acquisition	—	(268)
Proceeds from exercise of employee stock options and sale of stock	771	456
Net cash provided by (used) in financing activities	3,556	(12,923)

Net increase (decrease) in cash	7,204	(16,201)
Cash and cash equivalents at the beginning of the period	26,922	41,904

Cash and cash equivalents at the end of the period	$34,126	$25,703

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(amounts in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. There were no significant changes to our accounting policies as described in Note 1 of our consolidated financial statements included in Item 15(a)(1) of our 2014 Annual Report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2014 Annual Report on Form 10-K. The terms “TCS,” “Company,” “we,” “us,” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

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

Reclassifications. Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation.  These immaterial reclassifications had no effect on net income, working capital, or equity previously reported.

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

In May 2014, the FASB issued new guidance for revenue recognition. The new guidance provides a five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety. The core principle of the new standard is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance provides alternative methods of initial adoption; retrospectively applied to each prior reporting period or a modified retrospective approach, in which the cumulative effect of initially applying this new guidance is recognized at the date of initial application with additional disclosures. In July 2015, the FASB deferred the effective date to January 1, 2018 and is allowing early adoption beginning January 1, 2017. We are currently evaluating the alternative transition methods and the impact that this standard will have on our consolidated financial statements.

2. Earnings per share

Basic net income per common share is based upon the average number of shares of common stock outstanding during the period.

For the three and six months ended June 30, 2015 and 2014, respectively, 4,832 shares issuable upon conversion of our 7.75% Convertible Notes were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

For the three and six months ended June 30, 2014, shares issuable upon conversion of our 4.5% Convertible Senior Notes were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive.

Concurrent with the issuance of the 4.5% Convertible Notes, we entered into convertible note hedge and warrant transactions. Because the Company would have exercised a call option if the market price of our stock exceeded the warrant exercise price of $12.74 per share, the effect of the convertible note hedge, which expired pro rata as the 2014 Notes were repurchased, was excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2014, as the impact was always considered anti-dilutive. The warrants expired in the second quarter of 2015.

The following table summarizes the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income, basic and diluted	$717	$1,058	$1,012	$581

Denominator:
Total basic weighted-average common shares outstanding	60,948	59,396	60,608	59,238
Effect of dilutive stock options and restricted stock based on treasury stock method	1,730	1,179	1,708	504
Weighted average diluted shares	62,678	60,575	62,316	59,742

Basic earnings per common share:
Net income per share-basic	$0.01	$0.02	$0.02	$0.01
Diluted earnings per common share:
Net income per share-diluted	$0.01	$0.02	$0.02	$0.01

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

3. Stock-Based Compensation

Restricted Stock

We had 1,674 and 2,190 restricted stock units outstanding at a weighted-average grant date fair value per share of $2.75 and $2.42 as of June 30, 2015 and 2014, respectively. Total unrecognized share-based compensation expense is approximately $3,600 and $4,000 as of June 30, 2015 and 2014, respectively, which is expected to be recognized over a weighted-average period of approximately two years.

Stock Options

We had 16,085 and 16,172 stock options outstanding as of June 30, 2015 and 2014, respectively, of which 7,534 were “in-the-money” at June 30, 2015. During the first six months of 2015, we granted 2,561 options and 1,109 shares were exercised. Total unrecognized share-based compensation expense was approximately $5,700 and $4,700 as of June 30, 2015 and 2014, respectively, which is expected to be recognized over a weighted-average period of approximately four and three years, respectively.

Total Stock-Based Compensation

We recognized total share-based compensation expense of $1,210 and $1,379 in in the second quarters of 2015 and 2014, respectively, and $2,528 and $3,200 in the six months ended June 30, 2015 and 2014, respectively.

4. Supplemental Disclosure of Cash Flow Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Property and equipment acquired under capital lease	$832	$647	$1,749	$991

Interest paid	$3,005	$3,817	$4,020	$4,685

Income taxes (refunded) paid	$(169)	$320	$66	$288

5. Marketable Securities

Available-for-sale marketable securities at June 30, 2015:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$18,066	$6	$(20)	$18,052
Mortgage-backed and asset-backed securities	733	—	(2)	731
Agency bonds	803	—	(3)	800
Total marketable securities	$19,602	$6	$(25)	$19,583

The following table summarizes the estimated fair value of available-for-sale marketable securities by contractual maturity at June 30, 2015:

Fair Value
Due within 1 year or less	$10,153
Due after 1 through 5 years	8,699
Mortgage-backed securities not due in a single maturity date	731
$19,583

Available-for-sale marketable securities at December 31, 2014:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$21,748	$6	$(50)	$21,704
Mortgage-backed and asset-backed securities	1,226	—	(3)	1,223
Agency bonds	300	—	(1)	299
Total marketable securities	$23,274	$6	$(54)	$23,226

The following table summarizes the estimated fair value of available-for-sale marketable securities by contractual maturity at December 31, 2014:

Fair Value
Due within 1 year or less	$7,483
Due after 1 through 5 years	14,520
Mortgage-backed securities not due in a single maturity date	1,223
$23,226

6. Fair Value Measurements

Our assets and liabilities subject to fair value measurements on a recurring basis and the required disclosures:

	Fair	Fair Value Measurements
	Value	Using Fair Value Hierarchy
As of June 30, 2015	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$34,126	$34,126	$—	$—
Corporate bonds	18,052	18,052	—	—
Mortgage-backed and asset-backed securities	731	731	—	—
Agency bonds	800	800	—	—
Marketable securities	19,583	19,583	—	—
Deferred compensation plan investments	1,049	1,049	—	—
Assets at fair value	$54,758	$54,758	$—	$—
Liabilities:
Interest rate swap	$345	$—	$345	$—
Deferred compensation	988	988	—	—
Liabilities at fair value	$1,333	$988	$345	$—

	Fair	Fair Value Measurements
	Value	Using Fair Value Hierarchy
As of December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$26,922	$26,922	$—	$—
Corporate bonds	21,704	21,704	—	—
Mortgage-backed and asset-backed securities	1,223	1,223	—	—
Agency bonds	299	299	—	—
Marketable securities	23,226	23,226	—	—
Deferred compensation plan investments	1,282	1,282	—	—
Assets at fair value	$51,430	$51,430	$—	$—
Liabilities:
Interest rate swap	$240	$—	$240	$—
Deferred compensation	873	873	—	—
Liabilities at fair value	$1,113	$873	$240	$—

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

The long-term debt, excluding leases, is reported at the borrowed amounts outstanding. The estimated fair value is based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible, and are classified as Level 2. Our long-term debt, excluding leases, consisted of borrowings under our Senior Credit Facilities and 7.75% convertible senior notes; see Note 12. At June 30, 2015, the estimated fair value of our long-term debt, excluding leases, was approximately $135,000 versus a carrying value of $135,717. At December 31, 2014, the estimated fair value of the long-term debt, excluding leases, was approximately $123,000 versus a carrying value of $124,567.

There were no transfers in or out of Level 1, 2, or 3 during the three and six months ended June 30, 2015.

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

Government Segment: For U.S. Department of Defense agencies, we provide cybersecurity training and consulting, support, and “C4ISR” (command, control, communications, computers, intelligence surveillance and reconnaissance) resources, wireless ground terminals and related support, management and resale of satellite bandwidth, and information technology outsource services. TCS engineers furnish and support ground terminals used for secure satellite-based and other line-of-sight and beyond-line-of-sight communications, as well as related components incorporating government-approved cryptologic devices and other hardened components for aerospace and defense.

Management evaluates segment performance based on gross profit, and all revenues reported below are from external customers. We do not maintain information regarding segment assets. Accordingly, asset information by reportable segment is not presented.

The following tables set forth the results of our reportable segments and a reconciliation of segment gross profit to net income:

	Three Months Ended June 30,
	2015			2014
	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$37,598	$23,690	$61,288	$37,949	$29,103	$67,052
Systems	6,715	19,924	26,639	9,284	9,885	19,169
Total revenue	44,313	43,614	87,927	47,233	38,988	86,221
Direct costs of revenue
Direct cost of services	15,437	19,243	34,680	14,744	22,440	37,184
Direct cost of systems	3,953	15,471	19,424	3,609	7,193	10,802
Total direct cost of revenue	19,390	34,714	54,104	18,353	29,633	47,986
Gross profit
Services gross profit	22,161	4,447	26,608	23,205	6,663	29,868
Systems gross profit	2,762	4,453	7,215	5,675	2,692	8,367
Total gross profit	$24,923	$8,900	$33,823	$28,880	$9,355	$38,235

	Six Months Ended June 30,
	2015			2014
	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$75,906	$48,231	$124,137	$72,590	$56,731	$129,321
Systems	13,613	32,044	45,657	14,672	27,318	41,990
Total revenue	89,519	80,275	169,794	87,262	84,049	171,311
Direct costs of revenue
Direct cost of services	30,549	38,853	69,402	28,488	42,111	70,599
Direct cost of systems	8,443	24,361	32,804	6,264	21,414	27,678
Total direct cost of revenue	38,992	63,214	102,206	34,752	63,525	98,277
Gross profit
Services gross profit	45,357	9,378	54,735	44,102	14,620	58,722
Systems gross profit	5,170	7,683	12,853	8,408	5,904	14,312
Total gross profit	$50,527	$17,061	$67,588	$52,510	$20,524	$73,034

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total segment gross profit	$33,823	$38,235	$67,588	$73,034
Research and development expense	(8,923)	(11,285)	(17,370)	(21,648)
Sales and marketing expense	(6,082)	(6,317)	(12,466)	(13,248)
General and administrative expense	(11,787)	(13,177)	(24,406)	(24,824)
Depreciation and amortization of property and equipment	(3,027)	(3,366)	(6,064)	(6,769)
Amortization of acquired intangible assets	(916)	(949)	(1,843)	(1,898)
Interest expense	(2,062)	(2,026)	(4,041)	(4,230)
Amortization of deferred finance fees	(156)	(212)	(319)	(380)
Other income, net	248	—	700	137
Net income before income taxes	1,118	903	1,779	174
Income tax (expense) benefit	(401)	155	(767)	407
Net income	$717	$1,058	$1,012	$581

8. Inventory

Inventory consisted of:

	June 30,	December 31,
	2015	2014
Component parts	$7,963	$4,848
Finished goods and work in progress	1,254	1,405
Total inventory	$9,217	$6,253

9. Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development costs consisted of:

	June 30, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Acquired intangible assets and capitalized software development costs:
Acquired intangible assets, including customer lists	$31,176	$15,813	$15,363	$31,176	$13,970	$17,206
Capitalized software development costs	8,587	3,857	4,730	7,680	3,072	4,608
Total acquired intangible assets and capitalized software development costs	$39,763	$19,670	$20,093	$38,856	$17,042	$21,814

Estimated future amortization expense:

Six months ending December 31, 2015	$2,730
Year ending December 31, 2016	5,276
Year ending December 31, 2017	4,482
Year ending December 31, 2018	3,200
Year ending December 31, 2019	2,280
Thereafter	2,125
Total estimated future amortization expense	$20,093

Software development costs:

For the three and six months ended June 30, 2015, we capitalized $500 and $906, respectively, of software development costs after the point of technological feasibility had been reached but before the software was available for general release. For the three and six months ended June 30, 2014, we capitalized $492 and $1,001, respectively, of software development costs. These costs are being amortized over their estimated useful lives beginning when the products are available for general release. We routinely update our estimates of the recoverability of the capitalized software product costs. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.

Goodwill:

The carrying amount of goodwill is:

	Commercial	Government
	Segment	Segment	Total
Balance as of June 30, 2015 and December 31, 2014	$49,945	$54,296	$104,241

10. Concentrations of Credit Risk and Major Customers

The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our total revenue or receivables (billed and unbilled) are summarized in the following tables:

		% of Total Revenue For		% of Total Revenue For
		the Three		the Six
		Months Ended		Months Ended
Percentage of total revenue:		June 30,		June 30,
Customer	Segment	2015	2014	2015	2014
U.S. Government agencies and departments	Government	17%	15%	15%	18%
Customer A	Commercial	16%	16%	17%	15%
Customer B	Commercial	<10%	11%	<10%	10%

Percentage of receivables (billed and unbilled) as of June 30:

Customer	Segment	2015	2014
U.S. Government agencies and departments	Government	12%	14%
Customer A	Commercial	15%	10%
Customer B	Commercial	<10%	19%

11. Line of Credit

We have maintained a line of credit arrangement with Silicon Valley Bank (“SVB”) since 2003. On June 25, 2013, we closed on a new senior secured credit facility, as amended on April 30, 2015 (the “Senior Credit Facility” or “Credit Agreement”), with the SVB and three other lenders. The Credit Agreement includes a revolving loan facility (“Revolving Loan Facility”) for up to $30,000 and matures on March 31, 2018. The principal amount outstanding under the Revolving Loan Facility is payable prior to or on the maturity date. Interest on the Revolving Loan Facility accrues at Eurodollar/LIBOR (beginning at LIBOR+3.75%) or Alternate Base Rate (“ABR”) (beginning at ABR +2.75%), which may be adjusted as provided in the Credit Agreement, and is payable monthly.

The Revolving Loan Facility includes two sub-facilities: (i) a $10,000 letter of credit sub-facility under which the bank may issue letters of credit, and (ii) a $5,000 swingline sub-facility.

As of June 30, 2015, there were no borrowings under our Revolving Loan Facility and we had $30,000 of unused borrowing availability. As of December 31, 2014, we had $5,000 of borrowings outstanding under the Revolving Loan Facility and had $25,000 of unused borrowing availability.

12. Long-Term Debt

Long-term debt consisted of:

	June 30,	December 31,
	2015	2014
Senior credit facility	$85,717	$74,567
7.75% Convertible notes due 2018	50,000	50,000
Total long-term debt	135,717	124,567

Less: current portion	(4,572)	(10,049)
Non-current portion of long-term debt	$131,145	$114,518

Aggregate maturities of long-term debt at June 30, 2015 are:

2015	$2,286
2016	5,143
2017	7,429
2018	120,859
Total long-term debt	$135,717

Senior credit facilities

Our senior credit facilities under a June 25, 2013 agreement, as amended on April 30, 2015 (the “Senior Credit Facilities” or “Credit Agreement”) include (i) a $56,500 term loan A facility (“Term Loan A Facility”), and (ii) a $43,500 delayed draw term loan facility (“Delayed Draw Term Loan Facility”). The Senior Credit Facilities also include a $25,000 incremental loan arrangement subject to the Company’s future needs and bank approval, although no assurances can be given that this incremental loan amount will be available to us when and if needed. In 2013 and 2014, we borrowed $10,000 and $14,562, respectively, under our Delayed Draw Term Loan Facility and the proceeds were used towards the retirement of our 4.5% convertible notes. The remaining $18,938 of the Delayed Draw Term Loan Facility was fully drawn on April 30, 2015 and the proceeds were used for general corporate purposes. The Credit Agreement provides that the banks hold at least $35,000 of the Company’s cash and marketable securities until December 31, 2015.

Interest rate hedging activities

In August 2014, we entered into an interest rate swap agreement with our principal bank. Its $32,094 initial notional amount represents about half of the outstanding balances of the floating rate Term Loan A Facility and the Delayed Term Loan Facility to

reduce the variability of interest expense due to changes in interest rates. The interest rate swap results in us paying a fixed rate of 5.17% on the notional amount of the swap until its June 25, 2018 maturity. The notional amount of the swap will change over time to reflect approximately 50% of the outstanding expected Term Loan A Facility and Delayed Draw Term Loan Facility balances. Interest rate reset and interest rate payment dates mirror those of the underlying Term Loan A Facility and Delayed Draw Term Loan Facility. The swap is expected to exactly offset changes in expected cash flows due to fluctuations in the one month LIBOR rate over the term of the hedge. The interest rate swap fair value as of June 30, 2015 and December 31, 2014 was a $345 and $240 liability, respectively. For the three and six months ended June 30, 2015 and the three months ended December 31, 2014, the hedge was highly effective and no gains or losses were recognized in earnings.

13. Capital Leases

We lease certain equipment under capital leases which are collateralized by the leased assets. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at June 30, 2015:

2015	$2,389
2016	3,570
2017	2,457
2018	1,040
2019	190
Total minimum lease payments	9,646
Less: amounts representing interest	(634)
Present value of net minimum lease payments (including current portion of $4,001)	$9,012

14. Income Taxes

We reported income tax expense of $401 and $767 for the three and six months ended June 30, 2015, respectively, compared to $155 and $407 of income tax benefits for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, we continued to provide a valuation allowance for all federal and some state deferred tax assets. The Company continually evaluates facts representing both positive and negative evidence in the determination of its ability to realize the deferred tax assets reported in the notes included in our 2014 Annual Report on Form 10-K.

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

The application and interpretation of applicable state and local sales and other tax laws to certain of our service and system offerings in certain jurisdictions is uncertain. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that the liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted if necessary. At June 30, 2015, the Company is subject to an ongoing state and local tax audit by the Washington State Department of Revenue. As this and other tax audits progress in the normal course of business, the Company will review and adjust a provision for loss as appropriate.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe,” “intend,” “expect,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that indemnification claims should not have a material effect on our results of operations; (b) regarding our expectations with regard to our Senior credit facility, notes, notes hedge transactions and interest rate hedging activity; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months; (d) relating to our backlog; (e) that we believe that capitalized software development costs will be recoverable from future gross profits; (f) regarding our expectations with regard to income tax assumptions and future stock-based compensation expenses; (g) regarding our assumptions related to goodwill; (h) that a significant underperformance relative to historical or projected future operating results, significant change in the manner of our use of acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired; (i) relating to our research and development spending; and (j) that we believe the unusual accounting and legal fees incurred in the first quarter of 2015 are nonrecurring and complete.

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

●	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenue outstanding as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue by Segment

Commercial Segment

	Three Months				Six Months
	Ended June 30,		2015 vs. 2014		Ended June 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
Services revenue	$37.6	$38.0	$(0.4)	(1%)	$75.9	$72.6	$3.3	5%
Systems revenue	6.7	9.3	(2.6)	(28%)	13.6	14.7	(1.1)	(7%)
Total Commercial Segment revenue	44.3	47.3	(3.0)	(6%)	89.5	87.3	2.2	3%

Direct cost of services	15.5	14.8	0.7	5%	30.6	28.5	2.1	7%
Direct cost of systems	3.9	3.6	0.3	8%	8.4	6.3	2.1	33%
Total Commercial Segment cost of revenue	19.4	18.4	1.0	5%	39.0	34.8	4.2	12%

Services gross profit	22.1	23.2	(1.1)	(5%)	45.3	44.1	1.2	3%
Systems gross profit	2.8	5.7	(2.9)	(51%)	5.2	8.4	(3.2)	(38%)
Total Commercial Segment gross profit[1]	$24.9	$28.9	$(4.0)	(14%)	$50.5	$52.5	$(2.0)	(4%)
Segment gross profit as a percentage of revenue	56%	61%			56%	60%
[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements

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

Second quarter 2015 commercial services revenue was $37.6 million, about flat to second quarter 2014 revenue, reflecting 12% growth in 9-1-1 related services offset by a decrease in location-based hosted services revenue and a 20% decrease in messaging solutions services. First half 2015 commercial services revenue was $3.3 million, or 5% higher than the first half of 2014 primarily due to 10% higher 9-1-1 services revenue.

The direct cost of our commercial services revenue consists primarily of compensation and benefits, licensed location-based application content, network access, data feed and circuit costs for network operation centers and co-location facilities, and equipment and software maintenance.

Second quarter and first half of 2015 direct cost of commercial services revenue was $0.7 million (5%) and $2.1 million (7%) higher, respectively, than for the same periods in 2014, reflecting additional costs related to custom development efforts.

Commercial services gross profit for the three months ended June 30, 2015 was down $1.1 million (5%) from the three months ended June 30, 2014 due to the higher costs associated with the 2015 mix of business. Commercial services gross profit for the six months ended June 30, 2015 was up $1.2 million (3%) compared to the corresponding 2014 period on higher volume.

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

Second quarter 2015 commercial systems revenue was $2.6 million, or 28% lower than the second quarter of 2014 mainly due to a one-time platform feature sale in the second quarter of 2014. First half 2015 commercial systems revenue was $1.1 million, or 7% lower than the first half of 2014, reflecting $1.2 million less revenue from intellectual property transactions.

The direct cost of commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, and consulting fees as well as the amortization of acquired and capitalized software development costs. Second quarter and first half 2015 direct cost of systems revenue was $0.3 million (8%) and $2.1 million (33%) higher, respectively, reflecting higher labor and direct costs for custom development work, and software development cost amortization in 2015, which were about $0.1 million and $0.2 million higher, respectively, in the three and six months ended June 30, 2015 compared to the same periods in 2014.

Second quarter and first half 2015 commercial systems gross profit was $2.9 million (51%) and $3.2 million (38%) lower, respectively, from the same 2014 periods, reflecting the lower revenue and a lower margin mix.

Government Segment

	Three Months				Six Months
	Ended June 30,		2015 vs. 2014		Ended June 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
Services revenue	$23.6	$29.1	$(5.5)	(19%)	$48.2	$56.7	$(8.5)	(15%)
Systems revenue	20.0	9.8	10.2	104%	32.1	27.3	4.8	18%
Total Government Segment revenue	43.6	38.9	4.7	12%	80.3	84.0	(3.7)	(4%)

Direct cost of services	19.2	22.4	(3.2)	(14%)	38.8	42.1	(3.3)	(8%)
Direct cost of systems	15.5	7.2	8.3	115%	24.4	21.4	3.0	14%
Total Government Segment cost of revenue	34.7	29.6	5.1	17%	63.2	63.5	(0.3)	(0%)

Services gross profit	4.4	6.7	(2.3)	(34%)	9.4	14.6	(5.2)	(36%)
Systems gross profit	4.5	2.6	1.9	73%	7.7	5.9	1.8	31%
Total Government Segment gross profit[1]	$8.9	$9.3	$(0.4)	(4%)	$17.1	$20.5	$(3.4)	(17%)
Segment gross profit as a percentage of revenue	20%	24%			21%	24%
[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements.

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

Second quarter 2015 government services revenue was $5.5 million, or 19%, lower than the 2014 second quarter due mainly to 40% lower professional services revenue resulting mainly from the 2014 draw-down of Afghanistan field support personnel, partially offset by a 2% increase in cybersecurity services revenue. For the 2015 first half, government services revenue was $8.5 million, or 15% lower than in the first half of 2014, reflecting 40% lower professional services revenue resulting from the draw-down of field support personnel, offset by 5% higher cybersecurity training revenue and $1.4 million higher global satellite and ground station support services revenue.

Direct cost of government services revenue consists of compensation, benefits, and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs were lower in the three and six months ended June 30, 2015 than the same periods in 2014, which is correlated with the lower revenue and lower average margins on field support work.

Our gross profit from government services was $2.3 million (34%) and $5.2 million (36%) lower, respectively, in the three and six month period ended June 30, 2015 versus the same periods in 2014 due mainly to lower volume and margins from wartime field support work.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from the sale of secure wireless communication systems, and the integration of these systems into customer networks. Our government systems revenue also includes electronic components sold mainly to domestic and foreign space programs.

Second quarter 2015 government systems revenue was up $10.2 million, more than double compared to second quarter 2014 due to higher deployable communication system sales and about 30% higher revenue from electronic components sales. For 2015 first half, government systems sales were $4.8 million higher than the first half of 2014 due to about 45% higher sales of our deployable communication devices offset by approximately 30% lower electronic components revenue.

The cost of our government systems revenue consists of purchased system components, compensation and benefits, the costs of third-party contractors, and travel. These costs have varied over the periods presented as a direct result of changes in mix and volume. These equipment and third-party costs are variable for our various types of products, and margins fluctuate between periods based on pricing and product mix.

Our government systems gross profit was $1.9 million, or 73% higher in the 2015 second quarter, and $1.8 million, or 31% higher in the 2015 first half, than for the corresponding 2014 periods due mainly to higher volume. Government systems gross profit as a percentage of revenue was 23% and 24% for the three and six months ended June 30, 2015, and was 27% and 22% for the three and six months ended June 30, 2014, respectively, reflecting higher average margins on the mix of sales for the first half of 2015.

Revenue Backlog

We had unfilled orders, or funded contract backlog at June 30:

			2015 vs. 2014
($ in millions)	2015	2014	$	%
Funded backlog:
Commercial Segment	$ 235.3	$ 234.5	$ 0.8	NM
Government Segment	63.2	52.2	11.0	21%
Total funded contract backlog	$ 298.5	$ 286.7	$ 11.8	4%

Expected to be realized within next 12 months	$ 182.8	$ 166.9	$ 15.9	10%

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

Operating Expenses

Research and development expense:

	Three Months				Six Months
	Ended June 30,		2015 vs. 2014		Ended June 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
Research and development expense	$ 8.9	$ 11.2	$ (2.3)	(21%)	$ 17.4	$ 21.6	$ (4.2)	(19%)
% of total revenue	10%	13%			10%	13%

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

We develop software for systems and services used mainly by network operators, state and local public safety organizations, federal agencies, and device manufacturers. In 2015 and 2014, we invested in R&D for 9-1-1 software and updates to location-based products, including our toolkits and application program interfaces for markets beyond network operators. We also invested in updating and expanding our secure wireless communication technology products for government customers and applications for network operators, telematics supply chain, and network security. We continue to obtain patents for some of our developers’ innovations. The total of capitalized and expensed R&D spending for the 2015 second quarter and first half was about $1.7 million and $2.9 million lower than the same periods in 2014.

In addition to company deliverables, our research and development expenditures and acquisitions have yielded a portfolio of 418 patents as of June 30, 2015 and more than 300 patent applications pending, primarily for wireless location-based technology.

R&D expense was $2.3 million and $4.2 million lower for the three and six months ended June 30,  2015 compared to the same periods of 2014, reflecting efficiency improvements, and assignment of more software developers to customer projects classified as cost of revenue.

Sales and marketing expense:

	Three Months				Six Months
	Ended June 30,		2015 vs. 2014		Ended June 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
Sales and marketing expense	$ 6.1	$ 6.3	$ (0.2)	(3%)	$ 12.5	$ 13.2	$ (0.7)	(5%)
% of total revenue	7%	7%			7%	8%

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

Sales and marketing expenses were $0.2 million and $0.7 million lower in the three and six months ended June 30, 2015 than for the corresponding periods in 2014, respectively, due to decreases in personnel and travel expenses.

General and administrative expense:

	Three Months				Six Months
	Ended June 30,		2015 vs. 2014		Ended June 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
General and administrative expense	$11.8	$13.2	$(1.4)	(11%)	$24.4	$24.8	$(0.4)	(2%)
% of total revenue	13%	15%			14%	14%

General and administrative (“G&A”) expense primarily represents management, finance, legal (including intellectual property management), human resources, and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities, and other facilities costs which are expensed as incurred. G&A expense was $1.4 million lower in the three months ended June 30, 2015 than the same period in 2014 mainly due to cost reductions. G&A expense was $0.4 million lower in the six months ended June 30, 2015 than the six months ended June 30, 2014. The benefits of continuing cost reductions from efficiency improvements were offset by $1.1 million of unplanned, nonrecurring accounting and legal fees in the first quarter, resulting mainly from obligatory investigation work under the direction of the audit committee of the board in response to a variety of questions raised by an employee. No changes to the Company’s financial statements were required as a result of the work, which is complete.

Depreciation and amortization of property and equipment:

	Three Months				Six Months
	Ended June 30,		2015 vs. 2014		Ended June 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
Depreciation and amortization of property and equipment	$3.1	$3.4	$(0.3)	(9%)	$6.1	$6.8	$(0.7)	(10%)
Average gross cost of property and equipment during the period	$119.9	$113.9			$119.0	$113.1

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

Depreciation expense decreased year-over-year, as lower capital spending, including lower spending on capitalized software for internal use, over the past two years has generated less new depreciation.

Amortization of acquired intangible assets:

	Three Months				Six Months
	Ended June 30,		2015 vs. 2014		Ended June 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
Amortization of acquired intangible assets	$0.9	$0.9	$—	—	$1.8	$1.9	$(0.1)	(5%)

Acquired intangible assets are amortized over their estimated useful lives of five to ten years. Amortization expense has declined slightly, as some of the acquired technology is now fully amortized.

Interest expense:

	Three Months				Six Months
	Ended June 30,		2015 vs. 2014		Ended June 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
Interest expense on bank and other notes payable	$0.9	$0.8	$0.1	13%	$1.9	$1.7	$0.2	12%
Interest expense on convertible note financing	1.0	1.1	(0.1)	(9%)	1.9	2.3	(0.4)	(17%)
Interest expense on capital lease obligations	0.1	0.1	—	—	0.2	0.3	(0.1)	(33%)
Amortization of deferred financing fees	0.1	0.2	(0.1)	(50%)	0.3	0.4	(0.1)	(25%)
Total interest and financing expense	$2.1	$2.2	$(0.1)	(5%)	$4.3	$4.7	$(0.4)	(9%)

Interest expense is incurred under bank and other notes payable, convertible note financing, and capital lease obligations. Financing expense amortization results from deferral of costs incurred at the time of contracting for financing facilities, which are then amortized over the terms of the facilities.

Interest and financing expenses were lower in the 2015 second quarter and first half than the 2014 second quarter and first half due to lower outstanding debt in 2015, partly offset by the effect of a slightly higher average rate. Interest on our bank and other notes payable was slightly higher in the three and six month ended June 30, 2015 as compared to the same periods in 2014 due to a higher average borrowing balance on our Senior Credit Facility, offset by lower interest on seller notes as these were fully paid in 2014. Further financing details are in the Liquidity and Capital Resources section below.

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

Income taxes:

As of June 30, 2015, the Company continued to provide a valuation allowance for all federal and some state deferred tax assets as management’s evaluation that the Company’s ability to realize such deferred tax assets did not meet the “more likely than not” criteria. The Company continually evaluates facts representing both positive and negative evidence in the determination of its ability to realize the deferred tax assets reported in footnotes to the annual financial statements. For the three and six months ended June 30, 2015, we have recorded income tax expense of $0.4 million and $0.8 million, respectively.

Net income:

	Three Months				Six Months
	Ended June 30,		2015 vs. 2014		Ended June 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
Net income:	$0.7	$1.1	$(0.4)	(36%)	$1.0	$0.6	$0.4	67%

Net income was $0.4 million lower in the three months ended June 30, 2015 than for the second quarter of 2014, mainly due to higher income tax expense, and other factors discussed above. Net income was $0.4 million higher in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, mainly due to lower operating expenses, offset by higher income tax expense, and other factors discussed above.

Liquidity and Capital Resources

	Six Months
	Ended June 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%
Net cash and cash equivalents provided by/(used in):
Operating activities:
Net income	$1.0	$0.6	$0.4	67%
Non-cash charges	10.7	13.4	(2.7)	(20%)
Deferred income tax provision	0.3	—	0.3	100%
Net changes in working capital, including changes in other assets	(7.9)	(10.8)	2.9	27%
Net operating activities	4.1	3.2	0.9	28%
Investing activities:
Proceeds from disposal of property and equipment	1.6	—	1.6	100%
Purchases of property and equipment	(6.3)	(3.5)	(2.8)	(80%)
Capital purchases funded through leases	1.7	1.0	0.7	70%
Purchases of property and equipment, net of assets funded through leases	(4.6)	(2.5)	(2.1)	(84%)
Capitalized software development costs	(0.9)	(0.9)	—	—
Proceeds from (purchases of) marketable securities, net	3.5	(18.0)	21.5	119%
Cash received for location business wind-down arrangement	—	15.0	(15.0)	(100%)
Net investing activities	(0.4)	(6.4)	6.0	94%
Financing activities:
Payments on long-term debt and capital leases	(21.1)	(12.3)	(8.8)	(72%)
Proceeds from bank and other debt borrowings	24.9	—	24.9	100%
Earn-out payment	—	(0.3)	0.3	100%
Other financing activities	(0.3)	(0.4)	0.1	25%
Net financing activities	3.5	(13.0)	16.5	127%
Net change in cash and cash equivalents	$7.2	$(16.2)	$23.4	144%
Days revenue outstanding in accounts receivable, including unbilled receivables	97	69

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, debt and capital leases, and issuance of public equity.

Sources and uses of cash: At June 30, 2015, our cash and marketable securities balance was $53.7 million, down from $63.5 million at June 30, 2014 and up from $50.6 million at the beginning of the quarter. At June 30, 2015, our liquidity also included $30 million of unused borrowing availability under our Revolving Loan Facility.

Operating activities: Cash generated from operating activities was $4.1 million for the six months ended June 30, 2015 compared to cash of $3.2 million provided for the six months ended June 30, 2014. Changes in working capital were due to the timing of billings, collections, and vendor payments.

Investing activities: In the first half of 2015, we received $3.5 million of cash from the sale and maturity of our investment grade marketable securities classified as available-for-sale and sold the land and equipment associated with our Manassas, VA facility for $1.6 million of proceeds and a gain of $0.4 million. For the six months ended June 30, 2015 and 2014, fixed asset additions, excluding assets funded by leasing, were $4.6 million and $2.5 million, respectively, and investments in development of software for resale which had reached the stage of development calling for capitalization were the same at $0.9 million.

Financing activities: In April 2015, the remaining $18.9 million of Delayed Draw Term Loan Facility was fully drawn. In the first half of 2015, we made $21.1 million in principal payments on bank and capital lease borrowings. We funded $1.7 million and $1 million, respectively, of fixed asset additions under capital leases during the six months ended June 30, 2015 and 2014.

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

On June 25, 2013, we borrowed $56.5 million under the Term Loan A Facility and used proceeds for (i) repayment of the remaining balance under our 2012 Term Loan, (ii) approximately $16 million for working capital and general corporate purposes, and (iii) fees and expenses associated with the new facility. In 2013 and 2014, we borrowed $10 million and $14.6 million, respectively, under the Delayed Draw Term Loan Facility which was used towards the purchase of the remaining outstanding 4.5% convertible notes. Under the agreement, $18.9 million of the remaining Delayed Draw Term Loan Facility was fully drawn in the second quarter of 2015 and was used for general corporate purposes. The Credit Agreement provides that the banks hold at least $35 million of the Company’s cash and marketable securities until December 31, 2015.

Additional liquidity is available through the undrawn $30 million Revolving Loan Facility at June 30, 2015, to be used for our ongoing working capital and other general corporate purposes.

The Term Loan A Facility, the Delayed Draw Term Loan Facility, and the Revolving Loan Facility have a maturity date of March 31, 2018, unless extended as provided in the Credit Agreement. The Term Loan A and Delayed Draw facility are payable in quarterly installments on the first fiscal day of each quarter beginning October 1, 2013. We made $0.4 million of scheduled payments on the Term Loan A and Delayed Draw facilities in 2013, $2 million in 2014, and $1.9 million in the first half of 2015. $1.1 million is payable in each of the remaining two quarters of 2015 increasing to $1.7 million in the quarter ending December 31, 2016 and to $2.3 million in the quarter ending December 31, 2017, with the remaining principal due at maturity. The Senior Credit Facilities are also subject to mandatory repayments from excess cash flow and other sources, such as net cash proceeds of debt or equity issuances, asset sales, casualty insurance claims and other recovery events, as described in the Credit Agreement. In 2014, mandatory repayments of $3.9 million for excess cash flow and $0.2 million for other sources were made by the Company based on 2013 results. Based on 2014 excess cash flow as defined, the Company made a mandatory repayment of $5.9 million in the first quarter of 2015.

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

Interest rate hedging activities: In August 2014, we entered into an interest rate swap agreement with our principal bank to reduce the variability of interest expense due to fluctuations in market interest rates. Its $32.1 million initial notional amount represents about half of the outstanding balances of the floating rate Loan Facilities. The interest rate swap results in a fixed rate of 5.17% on the notional amount of the swap until its June 25, 2018 maturity. The notional amount of the swap will change over time to reflect approximately 50% of the outstanding expected Senior Credit Facility balances; interest rate re-set and interest rate payment dates mirror those of the underlying Senior Credit Facilities. The swap is expected to offset changes in expected cash flows due to fluctuations in the one month LIBOR rate over the term of the hedge. The interest rate swap fair value as of June 30, 2015 was a $0.3 million liability. For the six months ended June 30, 2015, the hedge was highly effective and no gains or losses were recognized in earnings.

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

Concurrent with the issuance of the 2014 Notes, we entered into convertible note hedge transactions and warrant transactions, that reduced the potential dilution associated with the conversion of the 2014 Notes. The note hedge transaction expired pro rata as the 2014 Notes were repurchased. The warrants expired in the second quarter of 2015.

Seller notes: In July, 2012, we issued $14.3 million in 6% promissory notes as part of the consideration for our acquisition of microDATA, full payment of which was completed in accordance with the note terms on June 30, 2014.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have a Revolving Loan Facility through March 2018 of which $30 million was undrawn at June 30, 2015, and $18.9 million of the remaining Delayed Draw Term Loan Facility was fully drawn in April 2015. We also have borrowing capacity under a capital lease facility. We may also consider raising capital in the public markets to meet capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities, raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Contractual Commitments

As of June 30, 2015, our most significant commitments are term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. Our commitments consisted of the following:

	Within 12	1-3	3-5	More Than
($ in millions)	Months	Years	Years	5 Years	Total
Senior credit facility[1]	$8.0	$87.2	$—	$—	$95.2
7.75% Convertible notes obligation due 2018	3.9	57.8	—	—	61.7
Operating leases	6.4	11.7	1.8	0.4	20.3
Purchase obligations	9.6	5.9	—	—	15.5
Capital lease obligations	4.3	5.3	—	—	9.6
Total contractual commitments	$32.2	$167.9	$1.8	$0.4	$202.3

1The cash payments due for our Senior credit facility include estimated interest payments based on LIBOR plus a fixed spread that were effective at the balance sheet date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to our interest rate or our foreign currency risk as described in Item 7A of our 2014 Annual Report on Form 10-K.

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015.

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

The application and interpretation of applicable state and local sales and other tax laws to certain of our service and system offerings in certain jurisdictions is uncertain. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that the liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted if necessary. At June 30, 2015, the Company is subject to an ongoing state and local tax audit by the Washington State Department of Revenue. As this and other tax audits progress in the normal course of business, the Company will review and adjust a provision for loss as appropriate.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of July 2015.

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
Maurice B. Tosé July 30, 2015

/S/ THOMAS M. BRANDT, JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas M. Brandt, Jr. July 30, 2015