Form 10-Q
period 2015-09-30
TELECOMMUNICATION SYSTEMS INC /FA/
filed 2015-10-30
CIK 1111665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

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

Shares outstanding
as of October 27,
Title of Each Class	2015
Class A Common Stock, par value $0.01 per share	56,476,950
Class B Common Stock, par value $0.01 per share	4,801,245
Total Common Stock Outstanding	61,278,195

INDEX

TELECOMMUNICATION SYSTEMS, INC.

TeleCommunication Systems, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,496	$26,922
Marketable securities	26,146	23,226
Accounts receivable, net of allowance of $631 in 2015 and $605 in 2014	72,450	74,051
Unbilled receivables	37,797	22,324
Inventory	9,714	6,253
Deferred project costs and other current assets	16,172	17,977
Total current assets	187,775	170,753
Property and equipment, net of accumulated depreciation and amortization of $92,239 in 2015 and $83,645 in 2014	33,685	33,418
Software development costs, net of accumulated amortization of $4,255 in 2015 and $3,072 in 2014	4,516	4,608
Acquired intangible assets, net of accumulated amortization of $16,729 in 2015 and $13,970 in 2014	14,447	17,206
Goodwill	104,241	104,241
Other assets	4,162	3,855
Total assets	$348,826	$334,081
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$41,661	$41,599
Accrued payroll and related liabilities	11,860	13,599
Deferred revenue	23,757	22,000
Current portion of bank borrowings, notes payable, and capital lease obligations	8,466	19,291
Total current liabilities	85,744	96,489
Notes payable and capital lease obligations, less current portion	135,098	119,850
Deferred tax liabilities	4,073	3,556
Other liabilities	3,029	1,340
Stockholders’ equity:
Class A Common Stock; $0.01 par value:
Authorized shares - 225,000,000; issued and outstanding shares of 56,453,067 in 2015 and 55,144,066 in 2014	565	552
Class B Common Stock; $0.01 par value:
Authorized shares - 75,000,000; issued and outstanding shares of 4,801,245 in 2015 and 4,801,245 in 2014	48	48
Additional paid-in capital	350,360	346,277
Accumulated other comprehensive loss	(210)	(114)
Accumulated deficit	(229,881)	(233,917)
Total stockholders’ equity	120,882	112,846
Total liabilities and stockholders’ equity	$348,826	$334,081

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Services	$59,156	$67,350	$183,293	$196,671
Systems	41,984	27,982	87,641	69,972
Total revenue	101,140	95,332	270,934	266,643

Direct costs of revenue
Direct cost of services revenue	36,177	36,758	105,579	107,357
Direct cost of systems revenue	28,657	22,668	61,461	50,346
Total direct cost of revenue	64,834	59,426	167,040	157,703

Services gross profit	22,979	30,592	77,714	89,314
Systems gross profit	13,327	5,314	26,180	19,626
Total gross profit	36,306	35,906	103,894	108,940

Operating expenses
Research and development expense	7,277	10,473	24,647	32,121
Sales and marketing expense	6,382	6,607	18,848	19,855
General and administrative expense	12,024	11,127	36,430	35,951
Depreciation and amortization of property and equipment	3,047	3,208	9,111	9,977
Amortization of acquired intangible assets	916	950	2,759	2,848
Total operating expenses	29,646	32,365	91,795	100,752

Income from operations	6,660	3,541	12,099	8,188

Interest expense	(2,055)	(2,007)	(6,096)	(6,237)
Amortization of deferred financing fees	(154)	(203)	(473)	(583)
Other income (expense), net	(14)	(688)	686	(551)
Net income before income taxes	4,437	643	6,216	817
Income tax provision	(1,413)	(2,607)	(2,180)	(2,200)
Net income (loss)	$3,024	$(1,964)	$4,036	$(1,383)

Net income (loss) per share-basic	$0.05	$(0.03)	$0.07	$(0.02)
Net income (loss) per share-diluted	$0.05	$(0.03)	$0.06	$(0.02)

Weighted average shares outstanding-basic	61,171	59,586	60,798	59,356
Weighted average shares outstanding-diluted	63,243	59,586	62,627	59,356

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$3,024	$(1,964)	$4,036	$(1,383)
Other comprehensive income (loss):
Foreign currency translation adjustments	127	141	140	191
Unrealized gain (loss) on interest rate hedge	(153)	(127)	(258)	(127)
Unrealized gain (loss) on securities:
Arising during the period	(4)	(53)	30	(54)
Reclassification to net income (loss)	(3)	—	(8)	(7)
Net unrealized gain (loss)	(7)	(53)	22	(61)
Other comprehensive income (loss):	(33)	(39)	(96)	3
Comprehensive income (loss)	$2,991	$(2,003)	$3,940	$(1,380)

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net income (loss)	$4,036	$(1,383)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,111	9,977
Stock-based compensation expense	3,759	4,561
Amortization of acquired intangible assets	2,759	2,848
Amortization of capitalized software development costs	1,183	895
Deferred tax expense	517	1,541
Amortization of deferred financing fees	473	583
Amortization of investment premiums and accretion of discounts, net	206	323
Other non-cash adjustments	(844)	188
Changes in operating assets and liabilities:
Accounts receivable, net	1,601	794
Unbilled receivables	(15,473)	(15,059)
Inventory	(3,461)	2,434
Deferred project costs and other current assets	1,805	(1,892)
Other assets	(248)	(617)
Accounts payable and accrued expenses	62	3,894
Accrued payroll and related liabilities	(1,739)	(6,921)
Deferred revenue	1,757	(443)
Other liabilities	1,431	(3,316)
Subtotal - Changes in operating assets and liabilities	(14,265)	(21,126)
Net cash provided (used) by operating activities	6,935	(1,593)

Investing activities:
Cash received for business wind-down arrangement	—	15,016
Proceeds from sale of property and equipment	1,550	—
Purchases of property and equipment	(7,647)	(3,381)
Capitalized software development costs	(1,071)	(1,042)
Purchases of marketable securities	(21,902)	(24,432)
Proceeds from sale and maturity of marketable securities	18,799	12,948
Net cash used in investing activities	(10,271)	(891)

Financing activities:
Payments on bank borrowings, notes payable, and capital lease obligations	(23,365)	(17,385)
Proceeds from bank and other borrowings	24,938	3,360
Payments of tax withholdings on restricted stock	(1,054)	(833)
Earn-out payment related to 2012 acquisition	—	(268)
Proceeds from exercise of employee stock options and sale of stock	1,391	658
Net cash provided by (used) in financing activities	1,910	(14,468)

Net decrease in cash	(1,426)	(16,952)
Cash and cash equivalents at the beginning of the period	26,922	41,904

Cash and cash equivalents at the end of the period	$25,496	$24,952

See accompanying Notes to Consolidated Financial Statements.

TeleCommunication Systems, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(amounts in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. There were no significant changes to our accounting policies as described in Note 1 of our consolidated financial statements included in Item 15(a)(1) of our 2014 Annual Report on Form 10-K. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and related notes included in our 2014 Annual Report on Form 10-K. The terms “TCS,” “Company,” “we,” “us,” and “our” as used in this Form 10-Q refer to TeleCommunication Systems, Inc. and its subsidiaries as a combined entity, except where it is made clear that such terms mean only TeleCommunication Systems, Inc.

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

Recent Accounting Pronouncements. In September 2015, the Financial Accounting Standards Board ("FASB") issued new guidance on business combinations to simplifying the accounting for measurement-period adjustments. The new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The amended guidance is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued new guidance to simplify the subsequent measurement of inventory to be measured at the lower of cost or net realizable value. Prior to the issuance of this standard, inventory was measured at the lower of cost or market. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The amended guidance is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the update. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within those periods. Early adoption is permitted. The amended guidance is not expected to have a material impact on our consolidated financial statements.

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

For the three and nine months ended September 30, 2015 and 2014, respectively, 4,832 shares issuable upon conversion of our 7.75% Convertible Notes were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

For the three and nine months ended September 30, 2014, shares issuable upon conversion of our 4.5% Convertible Senior Notes were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive.

Concurrent with the issuance of the 4.5% Convertible Notes, we entered into convertible note hedge and warrant transactions. Because the Company would have exercised a call option if the market price of our stock exceeded the warrant exercise price of $12.74 per share, the effect of the convertible note hedge, which expired pro rata as the 2014 Notes were repurchased, was excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2014, as the impact was always considered anti-dilutive. The warrants expired in the second quarter of 2015.

The following table summarizes the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss), basic and diluted	$3,024	$(1,964)	$4,036	$(1,383)
Denominator:
Total basic weighted-average common shares outstanding	61,171	59,586	60,798	59,356
Effect of dilutive stock options and restricted stock based on treasury stock method	2,072	—	1,829	—
Weighted average diluted shares	63,243	59,586	62,627	59,356

Basic earnings per common share:
Net income (loss) per share-basic	$0.05	$(0.03)	$0.07	$(0.02)
Diluted earnings per common share:
Net income (loss) per share-diluted	$0.05	$(0.03)	$0.06	$(0.02)

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

3. Stock-Based Compensation

Restricted Stock

We had 1,674 and 2,190 restricted stock units outstanding at a weighted-average grant date fair value per share of $2.75 and $2.42 as of September 30, 2015 and 2014, respectively. Total unrecognized share-based compensation expense is approximately $3,000 and $3,300 as of September 30, 2015 and 2014, respectively, which is expected to be recognized over a weighted-average period of approximately two years.

Stock Options

We had 15,966 and 16,142 stock options outstanding as of September 30, 2015 and 2014, respectively, of which 7,598 were “in-the-money” at September 30, 2015. During the first nine months of 2015, we granted 3,021 options and 1,262 shares were exercised. Total unrecognized share-based compensation expense was approximately $5,500 and $4,600 as of September 30, 2015 and 2014, respectively, which is expected to be recognized over a weighted-average period of approximately three years, respectively.

Total Stock-Based Compensation

We recognized total share-based compensation expense of $1,231 and $1,361 in in the third quarters of 2015 and 2014, respectively, and $3,759 and $4,561 in the nine months ended September 30, 2015 and 2014, respectively.

4. Supplemental Disclosure of Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Property and equipment acquired under capital lease	$1,101	$884	$2,850	$1,875

Interest paid	$1,122	$899	$5,142	$5,584

Income taxes (refunded) paid	$(24)	$15	$42	$303

5. Marketable Securities

Available-for-sale marketable securities at September 30, 2015:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$19,417	$8	$(30)	$19,395
Treasury bonds	3,281	—	(2)	3,279
Mortgage-backed and asset-backed securities	2,670	1	(3)	2,668
Agency bonds	803	1	—	804
Total marketable securities	$26,171	$10	$(35)	$26,146

The following table summarizes the estimated fair value of available-for-sale marketable securities by contractual maturity at September 30, 2015:

Fair Value
Due within 1 year or less	$11,067
Due after 1 through 5 years	14,529
Mortgage-backed securities not due in a single maturity date	550
$26,146

Available-for-sale marketable securities at December 31, 2014:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$21,748	$6	$(50)	$21,704
Mortgage-backed and asset-backed securities	1,226	—	(3)	1,223
Agency bonds	300	—	(1)	299
Total marketable securities	$23,274	$6	$(54)	$23,226

The following table summarizes the estimated fair value of available-for-sale marketable securities by contractual maturity at December 31, 2014:

Fair Value
Due within 1 year or less	$7,483
Due after 1 through 5 years	14,520
Mortgage-backed securities not due in a single maturity date	1,223
$23,226

6. Fair Value Measurements

Our assets and liabilities subject to fair value measurements on a recurring basis and the required disclosures:

	Fair	Fair Value Measurements
	Value	Using Fair Value Hierarchy
As of September 30, 2015	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$25,496	$25,496	$—	$—
Corporate bonds	19,395	19,395	—	—
Treasury bonds	3,279	3,279
Mortgage-backed and asset-backed securities	2,668	2,668	—	—
Agency bonds	804	804	—	—
Marketable securities	26,146	26,146	—	—
Deferred compensation plan investments	1,078	1,078	—	—
Assets at fair value	$52,720	$52,720	$—	$—
Liabilities:
Interest rate swap	$498	$—	$498	$—
Deferred compensation	1,006	1,006	—	—
Liabilities at fair value	$1,504	$1,006	$498	$—

	Fair	Fair Value Measurements
	Value	Using Fair Value Hierarchy
As of December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$26,922	$26,922	$—	$—
Corporate bonds	21,704	21,704	—	—
Mortgage-backed and asset-backed securities	1,223	1,223	—	—
Agency bonds	299	299	—	—
Marketable securities	23,226	23,226	—	—
Deferred compensation plan investments	1,282	1,282	—	—
Assets at fair value	$51,430	$51,430	$—	$—
Liabilities:
Interest rate swap	$240	$—	$240	$—
Deferred compensation	873	873	—	—
Liabilities at fair value	$1,113	$873	$240	$—

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

The long-term debt, excluding leases, is reported at the borrowed amounts outstanding. The estimated fair value is based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible, and are classified as Level 2. Our long-term debt, excluding leases, consisted of borrowings under our Senior Credit Facilities and 7.75% convertible senior notes; see Note 12. At September 30, 2015, the estimated fair value of our long-term debt, excluding leases, was approximately $133,000 versus a carrying value of $134,575. At December 31, 2014, the estimated fair value of the long-term debt, excluding leases, was approximately $123,000 versus a carrying value of $124,567.

There were no transfers in or out of Level 1, 2, or 3 during the three and nine months ended September 30, 2015.

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

The following tables set forth the results of our reportable segments and a reconciliation of segment gross profit to net income:

	Three Months Ended September 30,
	2015			2014
	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$35,775	$23,381	$59,156	$42,512	$24,838	$67,350
Systems	12,044	29,940	41,984	4,101	23,881	27,982
Total revenue	47,819	53,321	101,140	46,613	48,719	95,332
Direct costs of revenue
Direct cost of services	16,838	19,339	36,177	16,695	20,063	36,758
Direct cost of systems	5,281	23,376	28,657	3,082	19,586	22,668
Total direct cost of revenue	22,119	42,715	64,834	19,777	39,649	59,426
Gross profit
Services gross profit	18,937	4,042	22,979	25,817	4,775	30,592
Systems gross profit	6,763	6,564	13,327	1,019	4,295	5,314
Total gross profit	$25,700	$10,606	$36,306	$26,836	$9,070	$35,906

	Nine Months Ended September 30,
	2015			2014
	Comm.	Gvmt	Total	Comm.	Gvmt	Total
Revenue
Services	$111,681	$71,612	$183,293	$115,102	$81,569	$196,671
Systems	25,657	61,984	87,641	18,773	51,199	69,972
Total revenue	137,338	133,596	270,934	133,875	132,768	266,643
Direct costs of revenue
Direct cost of services	47,387	58,192	105,579	45,183	62,174	107,357
Direct cost of systems	13,724	47,737	61,461	9,346	41,000	50,346
Total direct cost of revenue	61,111	105,929	167,040	54,529	103,174	157,703
Gross profit
Services gross profit	64,294	13,420	77,714	69,919	19,395	89,314
Systems gross profit	11,933	14,247	26,180	9,427	10,199	19,626
Total gross profit	$76,227	$27,667	$103,894	$79,346	$29,594	$108,940

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total segment gross profit	$36,306	$35,906	$103,894	$108,940
Research and development expense	(7,277)	(10,473)	(24,647)	(32,121)
Sales and marketing expense	(6,382)	(6,607)	(18,848)	(19,855)
General and administrative expense	(12,024)	(11,127)	(36,430)	(35,951)
Depreciation and amortization of property and equipment	(3,047)	(3,208)	(9,111)	(9,977)
Amortization of acquired intangible assets	(916)	(950)	(2,759)	(2,848)
Interest expense	(2,055)	(2,007)	(6,096)	(6,237)
Amortization of deferred finance fees	(154)	(203)	(473)	(583)
Other income (expense), net	(14)	(688)	686	(551)
Net income before income taxes	4,437	643	6,216	817
Income tax expense	(1,413)	(2,607)	(2,180)	(2,200)
Net income (loss)	$3,024	$(1,964)	$4,036	$(1,383)

8. Inventory

Inventory consisted of:

	September 30,	December 31,
	2015	2014
Component parts	$6,791	$4,848
Finished goods and work in progress	2,923	1,405
Total inventory	$9,714	$6,253

9. Acquired Intangible Assets, Capitalized Software Development Costs, and Goodwill

Our acquired intangible assets and capitalized software development costs consisted of:

	September 30, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Acquired intangible assets and capitalized software development costs:
Acquired intangible assets, including customer lists	$31,176	$16,729	$14,447	$31,176	$13,970	$17,206
Capitalized software development costs	8,771	4,255	4,516	7,680	3,072	4,608
Total acquired intangible assets and capitalized software development costs	$39,947	$20,984	$18,963	$38,856	$17,042	$21,814

Estimated future amortization expense:

Remainder of 2015	$ 1,380
2016	5,337
2017	4,542
2018	3,366
2019	2,280
Thereafter	2,058
Total estimated future amortization expense	$ 18,963

Software development costs:

For the three and nine months ended September 30, 2015, we capitalized $184 and $1,090, respectively, of software development costs after the point of technological feasibility had been reached but before the software was available for general release. For the three and nine months ended September 30, 2014, we capitalized $65 and $1,066, respectively, of software development costs. These costs are being amortized over their estimated useful lives beginning when the products are available for general release. We routinely update our estimates of the recoverability of the capitalized software product costs. Management uses these estimates as the basis for evaluating the carrying values and remaining useful lives of the respective assets.

Goodwill:

The carrying amount of goodwill is:

	Commercial	Government
	Segment	Segment	Total
Balance as of September 30, 2015 and December 31, 2014	$49,945	$54,296	$104,241

10. Concentrations of Credit Risk and Major Customers

The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable and unbilled receivables. Those customers that comprised 10% or more of our total revenue or receivables (billed and unbilled) are summarized in the following tables:

		% of Total Revenue For		% of Total Revenue For
		the Three		the Nine
		Months Ended		Months Ended
Percentage of total revenue:		September 30,		September 30,
Customer	Segment	2015	2014	2015	2014
U.S. Government agencies and departments	Government	17%	26%	15%	21%
Customer A	Commercial	14%	18%	16%	16%
Customer B	Commercial	10%	<10%	10%	<10%

Percentage of receivables (billed and unbilled) as of September 30:

Customer	Segment	2015	2014
U.S. Government agencies and departments	Government	17%	33%
Customer A	Commercial	14%	<10%
Customer B	Commercial	11%	12%

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

As of September 30, 2015, there were no borrowings under our Revolving Loan Facility and we had $30,000 of unused borrowing availability. As of December 31, 2014, we had $5,000 of borrowings outstanding under the Revolving Loan Facility and had $25,000 of unused borrowing availability.

12. Long-Term Debt

Long-term debt consisted of:

	September 30,	December 31,
	2015	2014
Senior credit facility	$84,575	$74,567
7.75% Convertible notes due 2018	50,000	50,000
Total long-term debt	134,575	124,567

Less: current portion	(4,572)	(10,049)
Non-current portion of long-term debt	$130,003	$114,518

Aggregate maturities of long-term debt at September 30, 2015 are:

2015	$1,143
2016	5,143
2017	7,429
2018	120,860
Total long-term debt	$134,575

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

Interest rate hedging activities

In August 2014, we entered into an interest rate swap agreement with our principal bank. Its $32,094 initial notional amount represents about half of the outstanding balances of the floating rate Term Loan A Facility and the Delayed Term Loan Facility to reduce the variability of interest expense due to changes in interest rates. The interest rate swap results in us paying a fixed rate of 5.17% on the notional amount of the swap until its June 25, 2018 maturity. The notional amount of the swap will change over time to reflect approximately 50% of the outstanding expected Term Loan A Facility and Delayed Draw Term Loan Facility balances. Interest rate reset and interest rate payment dates mirror those of the underlying Term Loan A Facility and Delayed Draw Term Loan Facility. The swap is expected to exactly offset changes in expected cash flows due to fluctuations in the one month LIBOR rate over the term of the hedge. The interest rate swap fair value as of September 30, 2015 and December 31, 2014 was a $498 and $240 liability, respectively. For the three and nine months ended September 30, 2015 and 2014 the hedge was highly effective and no gains or losses were recognized in earnings.

13. Capital Leases

We lease certain equipment under capital leases which are collateralized by the leased assets. Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consisted of the following at September 30, 2015:

2015	$1,220
2016	3,878
2017	2,765
2018	1,347
2019	433
Total minimum lease payments	9,643
Less: amounts representing interest	(654)
Present value of net minimum lease payments (including current portion of $3,894)	$8,989

14. Income Taxes

We reported income tax expense of $1,413 and $2,180 for the three and nine months ended September 30, 2015, respectively, compared to $2,607 and $2,200 of income tax expense for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, we continued to provide a valuation allowance for all federal and some state deferred tax assets. The Company continually evaluates facts representing both positive and negative evidence in the determination of its ability to realize the deferred tax assets reported in the notes included in our 2014 Annual Report on Form 10-K.

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

The application and interpretation of applicable state and local sales and other tax laws to certain of our service and system offerings in certain jurisdictions is uncertain. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that the liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted if necessary. At September 30, 2015, the Company is subject to an ongoing state and local tax audit by the Washington State Department of Revenue. During the quarter, the state’s administrative law judge issued a report which led us to reduce our overall accrual for state and local tax settlements by about $1,000. As this and other tax audits progress in the normal course of business, the Company will review and adjust a provision for loss as appropriate.

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe,” “intend,” “expect,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include but are not limited to statements: (a) regarding our belief that our technology does not infringe the patents related to customer indemnification requests and that indemnification claims should not have a material effect on our results of operations; (b) regarding our expectations with regard to our Senior credit facility, notes, notes hedge transactions and interest rate hedging activity; (c) that we believe we have sufficient capital resources to fund our operations for the next twelve months; (d) relating to our backlog; (e) that we believe that capitalized software development costs will be recoverable from future gross profits; (f) regarding our expectations with regard to income tax assumptions and future stock-based compensation expenses; (g) regarding our assumptions related to goodwill; (h) that a significant underperformance relative to historical or projected future operating results, significant change in the manner of our use of acquired assets, and significant negative industry or economic trends could cause us to conclude that impairment indicators exist and that our acquired intangible assets might be impaired; (i) relating to our research and development spending; and (j) that we believe the unusual accounting and legal fees incurred related to the investigation work under the direction of the board in response to questions raised by an employee in the first quarter of 2015 are nonrecurring and complete.

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

Overview

TeleCommunication Systems, Inc. develops and delivers highly reliable and secure wireless communication technology. TCS provides solutions in 9-1-1 infrastructure, cybersecurity, deployable wireless terminals, space components, and applications for mobile location-based services and messaging. Principal customers are wireless network operators, defense and public safety government agencies, and Fortune 150 enterprises requiring high reliability and security. While we manage and have historically reported two business segments, Commercial and Government, digital wireless voice and data communication technology is converging, so engineers from both segments are collaborating to address solution needs for customers of both segments.

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

●	Balance sheet. We view cash, working capital, and accounts receivable balances and days revenue outstanding as important indicators of our financial health.

Results of Operations

Revenue and Cost of Revenue by Segment

Commercial Segment

	Three Months				Nine Months
	Ended September 30,		2015 vs. 2014		Ended September 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
Services revenue	$35.8	$42.5	$(6.7)	(16%)	$111.7	$115.1	$(3.4)	(3%)
Systems revenue	12.0	4.1	7.9	193%	25.6	18.8	6.8	36%
Total Commercial Segment revenue	47.8	46.6	1.2	3%	137.3	133.9	3.4	3%

Direct cost of services	16.8	16.7	0.1	1%	47.4	45.2	2.2	5%
Direct cost of systems	5.3	3.1	2.2	71%	13.7	9.4	4.3	46%
Total Commercial Segment cost of revenue	22.1	19.8	2.3	12%	61.1	54.6	6.5	12%

Services gross profit	19.0	25.8	(6.8)	(26%)	64.3	69.9	(5.6)	(8%)
Systems gross profit	6.7	1.0	5.7	570%	11.9	9.4	2.5	27%
Total Commercial Segment gross profit[1]	$25.7	$26.8	$(1.1)	(4%)	$76.2	$79.3	$(3.1)	(4%)
Segment gross profit as a percentage of revenue	54%	58%			55%	59%
[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements

Commercial Services Revenue, Cost of Revenue, and Gross Profit:

Our commercial services revenue is generated from hosting and maintaining software and networks for 9-1-1 service for wireless and VoIP service providers and operators of next generation (internet protocol) 9-1-1 (“NextGen911”) infrastructure (mainly state and local governments), as well as hosting and maintaining applications and infrastructure software for Location-Based Services (“LBS”) and text messaging platform software. This revenue primarily consists of monthly recurring service fees recognized in the month earned. Hosted LBS and E9-1-1 fees are generally priced based on units served during the period, such as the number of customer cell sites, the number of connections to Public Safety Answering Points (“PSAPs”), or the number of customer subscribers or sessions using our technology. Subscriber service revenue is generated by hosted client software applications for wireless subscribers, generally on a per-subscriber per-month basis. We also earn services revenue through nonrecurring engineering (“NRE”) custom software development contracts. Maintenance fees on our systems and software licenses are usually collected in advance and recognized ratably over the contractual maintenance period, and unrecognized maintenance fees are included in deferred revenue. Services also include custom software development, implementation, and related service projects under time and materials or fixed-fee contracts, which are reported using percentage-of-completion accounting.

Third quarter 2015 commercial services revenue was $35.8 million, down from $42.5 million third quarter 2014 revenue due mainly to a 2014 one-time favorable $4.7 million adjustment to location applications subscriber-based revenue. Our NextGen 9-1-1 related services revenue increased 47% in the third quarter 2015 which was offset by a 10% decrease in wireless and VoiP services. Nine months ending September 30, 2015 commercial services revenue was $3.4 million lower compared to the nine months ending September 30, 2014 primarily due to the 2014 one-time favorable adjustment to applications subscriber-based revenue and an 8% decrease in mobility solutions revenue, offset by a 54% increase in NextGen 9-1-1 related services in 2015.

The direct cost of our commercial services revenue consists primarily of compensation and benefits, licensed location-based application content, network access, data feed and circuit costs for network operation centers and co-location facilities, and equipment and software maintenance.

For the three and nine months ending September 30, 2015 direct cost of commercial services revenue was $0.1 million (1%) and $2.2 million (5%) higher, respectively, than for the same periods in 2014, reflecting additional costs related to custom development efforts incurred in 2015.

Commercial services gross profit for the three and nine months ended September 30, 2015 was down $6.8 million (26%) and $5.6 million (8%) from the three and nine months ended September 30, 2014, respectively, due to the decrease in revenue and margin on the 2014 revenue adjustment.

Commercial Systems Revenue, Cost of Revenue, and Gross Profit:

Commercial systems revenue results from sales to wireless carriers and state and local governments of systems incorporating our licensed software for enablement of 9-1-1 call routing and computer-aided call handling, and location-based wireless services infrastructure. It also includes revenue from the sale of patents and licensing of our intellectual property including payments for past patent infringement liabilities, upfront and non-refundable license fees, and royalty fees. In all cases, revenue from the licensing of our intellectual property is recognized when all four of the revenue recognition criteria are met. Some revenue from our larger NextGen9-1-1 deployments incorporating our software and third party components is recognized as long term contracts using percentage of completion accounting. License prices for our carrier software are generally a function of its volume of usage in our customers’ networks during the relevant period.

Third quarter 2015 commercial systems revenue increased $7.9 million compared to the third quarter of 2014. Our location platforms and 9-1-1 systems deployments each contributed about $2 million of higher revenue, and we recognized an additional $4 million of revenue from our intellectual property monetization during the third quarter of 2015. Commercial systems revenue for the nine months ending September 30, 2015 was $6.8 million, or 36% higher than the nine months ending September 30, 2014, reflecting $2.7 million higher revenue from intellectual property transactions, 40% increase in sales of our location platforms and a 15% increase in NextGen 9-1-1 system deployments.

The direct cost of commercial systems revenue consists primarily of compensation and benefits, third-party hardware and software purchased for integration and resale, travel expenses, and consulting fees as well as the amortization of acquired and capitalized software development costs. For the three and nine months ending September 30, 2015 direct cost of systems revenue was $2.2 million (71%) and $4.3 million (46%) higher, respectively, than the same periods in 2014, reflecting higher labor and direct costs for custom development work. Software development cost amortization was about $0.1 million and $0.3 million higher, respectively, in the three and nine months ended September 30, 2015 compared to the same periods in 2014.

For the three and nine months ending September 30, 2015 commercial systems gross profit was $5.7 million and $2.5 million higher, respectively, from the same 2014 periods, reflecting the higher revenue.

Government Segment

	Three Months				Nine Months
	Ended September 30,		2015 vs. 2014		Ended September 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
Services revenue	$23.4	$24.8	$(1.4)	(6%)	$71.6	$81.5	$(9.9)	(12%)
Systems revenue	29.9	23.9	6.0	25%	62.0	51.2	10.8	21%
Total Government Segment revenue	53.3	48.7	4.6	9%	133.6	132.7	0.9	1%

Direct cost of services	19.4	20.0	(0.6)	(3%)	58.2	62.1	(3.9)	(6%)
Direct cost of systems	23.3	19.6	3.7	19%	47.7	41.0	6.7	16%
Total Government Segment cost of revenue	42.7	39.6	3.1	8%	105.9	103.1	2.8	3%

Services gross profit	4.0	4.8	(0.8)	(17%)	13.4	19.4	(6.0)	(31%)
Systems gross profit	6.6	4.3	2.3	53%	14.3	10.2	4.1	40%
Total Government Segment gross profit[1]	$10.6	$9.1	$1.5	16%	$27.7	$29.6	$(1.9)	(6%)
Segment gross profit as a percentage of revenue	20%	19%			21%	22%
[1]	See discussion of segment reporting in Note 7 to the accompanying unaudited consolidated financial statements.

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

Third quarter 2015 government services revenue was $1.4 million, or 6%, lower than the 2014 third quarter due mainly to 25% lower professional services revenue resulting mainly from the 2014 draw-down of Afghanistan field support personnel, and a 4% decrease in cybersecurity services revenue. For the nine months ended September 30, 2015, government services revenue was $9.9 million, or 12% lower than in the same period in 2014, reflecting 36% lower professional services revenue resulting from the draw-down of field support personnel, offset by $3.4 million higher global satellite and ground station support services revenue and 2% higher cybersecurity training revenue.

Direct cost of government services revenue consists of compensation, benefits, and travel expenses incurred in delivering these services, as well as satellite space segment purchased for resale. These costs were lower in the three and nine months ended September 30, 2015 than the same periods in 2014, which is correlated with the lower revenue and lower average margins on field support work.

Our gross profit from government services was $0.8 million (17%) and $6 million (31%) lower, respectively, in the three and nine month ended September 30, 2015 versus the same periods in 2014 due mainly to lower volume and margins from wartime field support work in 2015.

Government Systems Revenue, Cost of Revenue, and Gross Profit:

We generate government systems revenue from the sale of secure wireless communication systems, and the integration of these systems into customer networks. Our government systems revenue also includes electronic components sold mainly to domestic and foreign space programs.

Third quarter 2015 government systems revenue was up $6 million, or 25% compared to the third quarter 2014 due to higher deployable communication system sales and higher revenue from electronic components sales. For the nine months ended September 30, 2015 , government systems sales were $10.8 million higher than the nine months ended September 30, 2014 due to 25% higher sales of our deployable communication systems and by 11% higher electronic components revenue.

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

Our government systems gross profit was $2.3 million, or 53% and $4.1 million, or 40% higher in the in the three and nine months ended September 30, 2015, than for the corresponding 2014 periods due mainly to higher volume. Government systems gross profit as a percentage of revenue was 22% and 23% for the three and nine months ended September 30, 2015, and was 18% and 20% for the three and nine months ended September 30, 2014, respectively, reflecting higher average margins on the mix of sales for the nine months of 2015.

Revenue Backlog

We had unfilled orders, or funded contract backlog at September 30:

			2015 vs. 2014
($ in millions)	2015	2014	$	%
Funded backlog:
Commercial Segment	$ 243.7	$ 210.7	$ 33.0	16%
Government Segment	83.3	75.3	8.0	11%
Total funded contract backlog	327.0	$ 286.0	$ 41.0	14%
Government Segment un-funded customer options	406.7
Total backog of orders and commitments, including customer options	$ 733.7

Expected to be realized within next 12 months	$ 194.9	$ 173.4	$ 21.5	12%

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

Operating Expenses

Research and development expense:

	Three Months				Nine Months
	Ended September 30,		2015 vs. 2014		Ended September 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
Research and development expense	$ 7.2	$ 10.5	$ (3.3)	(31%)	$ 24.6	$ 32.1	$ (7.5)	(23%)
% of total revenue	7%	11%			9%	12%

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

We develop software for systems and services used mainly by network operators, state and local public safety organizations, federal agencies, and device manufacturers. In 2015 and 2014, we invested in R&D for 9-1-1 software and updates to location-based products, including our toolkits and application program interfaces for markets beyond network operators. We also invested in updating and expanding our secure wireless communication technology products for government customers and applications for network operators, telematics supply chain, and network security. We continue to obtain patents for some of our developers’ innovations. The total of capitalized and expensed R&D spending for the 2015 third quarter and nine months ending September 30 was about $1.9 million and $4.9 million lower than the same periods in 2014.

In addition to company deliverables, our research and development expenditures and acquisitions have yielded a portfolio of 439 patents as of September 30, 2015 and more than 300 patent applications pending, primarily for wireless location-based technology.

R&D expense was $3.3 million and $7.5 million lower for the three and nine months ended September 30,  2015 compared to the same periods of 2014, reflecting efficiency improvements, and assignment of more software developers to customer projects classified as cost of revenue.

Sales and marketing expense:

	Three Months				Nine Months
	Ended September 30,		2015 vs. 2014		Ended September 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
Sales and marketing expense	$ 6.4	$ 6.6	$ (0.2)	(3%)	$ 18.9	$ 19.8	$ (0.9)	(5%)
% of total revenue	6%	7%			7%	7%

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

Sales and marketing expenses were $0.2 million and $0.9 million lower in the three and nine months ended September 30, 2015 than for the corresponding periods in 2014, respectively, due to decreases in personnel and travel expenses.

General and administrative expense:

	Three Months				Nine Months
	Ended September 30,		2015 vs. 2014		Ended September 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
General and administrative expense	$ 12.0	$ 11.2	$ 0.8	7%	$ 36.4	$ 36.0	$ 0.4	1%
% of total revenue	12%	12%			13%	14%

General and administrative (“G&A”) expense primarily represents management, finance, legal (including intellectual property management), human resources, and internal information system functions. These costs include compensation, benefits, professional fees, travel, and a proportionate share of rent, utilities, and other facilities costs which are expensed as incurred. G&A expense was $0.8 million higher in the three months ended September 30, 2015 than the same period in 2014 mainly due to about $0.6 million of nonrecurring costs of the strategic evaluation process and higher accruals for variable compensation associated with improved operating results partly offset by about $1 million of lower overall accrual for state and local tax settlements. G&A expense was $0.4 million higher in the nine months ended September 30, 2015 than the nine months ended September 30, 2014. Higher expenses included $1.1 million of unplanned, nonrecurring first quarter accounting and legal fees resulting mainly from obligatory investigation work under the direction of the audit committee of the board in response to questions raised by an employee. No changes to the Company’s financial statements were required as a result. The effect of these expenses, and about $1 million of nonrecurring year-to-date expenses for the strategic evaluation process, and higher accruals for variable compensation associated, were partly offset by the benefits of continuing cost reductions from efficiency improvements and the third quarter reduction of our overall accrual for state and local tax settlements.

Depreciation and amortization of property and equipment:

	Three Months				Nine Months
	Ended September 30,		2015 vs. 2014		Ended September 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
Depreciation and amortization of property and equipment	$ 3.0	$ 3.2	$ (0.2)	(6%)	$ 9.1	$ 10.0	$ (0.9)	(9%)

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

Amortization of acquired intangible assets:

	Three Months				Nine Months
	Ended September 30,		2015 vs. 2014		Ended September 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
Amortization of acquired intangible assets	$ 1.0	$ 0.9	$ 0.1	11%	$ 2.8	$ 2.8	$ —	—

Acquired intangible assets are amortized over their estimated useful lives of six to ten years.

Interest expense:

	Three Months				Nine Months
	Ended September 30,		2015 vs. 2014		Ended September 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
Interest expense on bank and other notes payable	$ 1.0	$ 0.8	$ 0.2	25%	$ 2.9	$ 2.4	$ 0.5	21%
Interest expense on convertible note financing	1.0	1.1	(0.1)	(9%)	2.9	3.4	(0.5)	(15%)
Interest expense on capital lease obligations	0.1	0.1	—	—	0.3	0.4	(0.1)	(25%)
Amortization of deferred financing fees	0.2	0.2	—	—	0.5	0.6	(0.1)	(17%)
Total interest and financing expense	$ 2.3	$ 2.2	$ 0.1	5%	$ 6.6	$ 6.8	$ (0.2)	(3%)

Interest expense is incurred under bank and other notes payable, convertible note financing, and capital lease obligations. Financing expense amortization results from deferral of costs incurred at the time of contracting for financing facilities, which are then amortized over the terms of the facilities.

Interest on our bank and other notes payable was higher in the nine months ended September 30, 2015 as compared to the same periods in 2014 due to a higher average borrowing balance on our Senior Credit Facility, offset by lower interest on seller notes as these were fully paid in 2014. Interest on our convertible note financing was slightly lower in the nine months ended September 30, 2015 as compared to the same periods in 2014 due to a lower average borrowing balance, as our 4.5% convertible notes were fully paid in 2014, offset by a higher interest rate in 2015. Further financing details are in the Liquidity and Capital Resources section below.

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

Income taxes:

As of September 30, 2015, the Company continued to provide a valuation allowance for all federal and some state deferred tax assets as management’s evaluation that the Company’s ability to realize such deferred tax assets did not meet the “more likely than not” criteria. The Company continually evaluates facts representing both positive and negative evidence in the determination of its ability to realize the deferred tax assets reported in footnotes to the annual financial statements. For the three and nine months ended September 30, 2015, we have recorded income tax expense of $1.4 million and $2.2 million, respectively.

Net income:

	Three Months				Nine Months
	Ended September 30,		2015 vs. 2014		Ended September 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%	2015	2014	$	%
Net income:	$ 3.0	$ (2.0)	$ 5.0	250%	$ 4.0	$ (1.4)	$ 5.4	386%

Net income was $5 million and $5.4 million higher in the three and nine months ended September 30, 2015 than for the same periods in 2014, mainly due to higher revenue and other factors discussed above.

Liquidity and Capital Resources

	Nine Months
	Ended September 30,		2015 vs. 2014
($ in millions)	2015	2014	$	%
Net cash and cash equivalents provided by/(used in):
Operating activities:
Net income	$4.0	$(1.4)	$5.4	386%
Non-cash charges	16.7	20.7	(4.0)	(19%)
Deferred income tax provision	0.5	1.5	(1.0)	(67%)
Net changes in working capital, including changes in other assets	(14.3)	(22.4)	8.1	36%
Net operating activities	6.9	(1.6)	8.5	531%
Investing activities:
Proceeds from disposal of property and equipment	1.6	—	1.6	100%
Purchases of property and equipment	(10.5)	(5.3)	(5.2)	(98%)
Capital purchases funded through leases	2.9	1.9	1.0	53%
Purchases of property and equipment, net of assets funded through leases	(7.6)	(3.4)	(4.2)	(124%)
Capitalized software development costs	(1.1)	(1.0)	(0.1)	(10%)
Proceeds from (purchases of) marketable securities, net	(3.1)	(11.5)	8.4	73%
Cash received for location business wind-down arrangement	—	15.0	(15.0)	(100%)
Net investing activities	(10.2)	(0.9)	(9.3)	(1033%)
Financing activities:
Payments on debt and capital leases	(23.4)	(17.4)	(6.0)	(34%)
Proceeds from bank and other debt borrowings	24.9	3.4	21.5	632%
Earn-out payment	—	(0.3)	0.3	100%
Other financing activities	0.4	(0.2)	0.6	300%
Net financing activities	1.9	(14.5)	16.4	113%
Net change in cash and cash equivalents	$(1.4)	$(17.0)	$15.6	92%
Days revenue outstanding in accounts receivable, including unbilled receivables	98	75

Capital resources: We have funded our operations, acquisitions, and capital expenditures primarily using cash generated by our operations, debt and capital leases, and issuance of public equity.

Sources and uses of cash: At September 30, 2015, our cash and marketable securities balance was $51.6 million, down from $56.1 million at September 30, 2014 and $53.7 million at the beginning of the quarter. At September 30, 2015, our liquidity also included $30 million of unused borrowing availability under our Revolving Loan Facility.

Operating activities: Cash generated from operating activities was $6.9 million for the nine months ended September 30, 2015 compared to cash of $1.6 million used for operations for the nine months ended September 30, 2014. Changes in working capital were due to the timing of billings, collections, vendor payments, payroll related liabilities, and deferred revenue due to timing of percentage of completion projects.

Investing activities: In the nine months ending September 30, 2015, we invested $3.1 million of cash from the sale and maturity of our investment grade marketable securities classified as available-for-sale and sold the land and equipment associated with our Manassas, VA facility for $1.6 million of proceeds and a gain of $0.4 million. For the nine months ended September 30, 2015 and 2014, fixed asset additions, excluding assets funded by leasing, were $7.6 million and $3.4 million, respectively, and investments in development of software for resale which had reached the stage of development calling for capitalization were the about same at $1.1 million and $1 million, respectively.

Financing activities: In April 2015, the remaining $18.9 million of Delayed Draw Term Loan Facility was fully drawn. In the nine months ending September 30, 2015, we made $23.4 million in principal payments on bank and capital lease borrowings. We funded $2.9 million and $1.9 million, respectively, of fixed asset additions under capital leases during the nine months ended September 30, 2015 and 2014.

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

Additional liquidity is available through the undrawn $30 million Revolving Loan Facility at September 30, 2015, to be used for our ongoing working capital and other general corporate purposes.

The Term Loan A Facility, the Delayed Draw Term Loan Facility, and the Revolving Loan Facility have a maturity date of March 31, 2018, unless extended as provided in the Credit Agreement. The Term Loan A and Delayed Draw facility are payable in quarterly installments on the first fiscal day of each quarter beginning October 1, 2013. We made $0.4 million of scheduled payments on the Term Loan A and Delayed Draw facilities in 2013, $2 million in 2014, and $3 million in the nine months ending September 30, 2015. $1.1 million is payable in the fourth quarter of 2015 increasing to $1.7 million in the quarter ending December 31, 2016 and to $2.3 million in the quarter ending December 31, 2017, with the remaining principal due at maturity. The Senior Credit Facilities are also subject to mandatory repayments from excess cash flow and other sources, such as net cash proceeds of debt or equity issuances, asset sales, casualty insurance claims and other recovery events, as described in the Credit Agreement. In 2014, mandatory repayments of $3.9 million for excess cash flow and $0.2 million for other sources were made by the Company based on 2013 results. Based on 2014 excess cash flow as defined, the Company made a mandatory repayment of $5.9 million in the first quarter of 2015.

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

Interest rate hedging activities: In August 2014, we entered into an interest rate swap agreement with our principal bank to reduce the variability of interest expense due to fluctuations in market interest rates. Its $32.1 million initial notional amount represents about half of the outstanding balances of the floating rate Loan Facilities. The interest rate swap results in a fixed rate of 5.17% on the notional amount of the swap until its September 25, 2018 maturity. The notional amount of the swap will change over time to reflect approximately 50% of the outstanding expected Senior Credit Facility balances; interest rate re-set and interest rate payment dates mirror those of the underlying Senior Credit Facilities. The swap is expected to offset changes in expected cash flows due to fluctuations in the one month LIBOR rate over the term of the hedge. The interest rate swap fair value as of September 30, 2015 was a $0.5 million liability. For the nine months ended September 30, 2015, the hedge was highly effective and no gains or losses were recognized in earnings.

On May 8, 2013, we completed privately-negotiated exchange agreements with note holders and retired $50 million of our 4.5% Convertible Senior Notes due 2014 issued in 2009 (“2014 Notes”) in exchange for $50 million of new 7.75% Convertible Senior Notes due 2018 (“2018 Notes”).

The 2018 Notes were issued pursuant to an indenture, dated as of May 8, 2013 (the “Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). We offered the 2018 Notes to certain holders of the 2014 Notes in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The 2018 Notes bear interest at 7.75% per year, payable semiannually in arrears in cash on September 30 and December 30 of each year, beginning on December 30, 2013. The 2018 Notes are TCS’s senior unsecured obligations and rank equally with all of its present and future senior unsecured debt and senior to any future subordinated debts and will be effectively subordinate to all of TCS’s present and future secured debt to the extent of the collateral securing that debt.

Holders may convert the 2018 Notes at their option on any day prior to the close of business on the second “scheduled trading day” (as defined in the Indenture) immediately preceding September 30, 2018. The conversion rate will initially be 96.637 shares of Class A common stock per $1 (one thousand) principal amount of 2018 Notes, equivalent to an initial conversion price of $10.35 per share of Class A common stock, which is the same conversion price as the 2014 Notes. Shares of the Company’s Class A common stock into which the 2018 Notes are convertible have been reserved for issuance by the Company. We may redeem some or all of the 2018 Notes at any time on or after September 30, 2014 at the redemption prices set forth in the Indenture plus accrued and unpaid interest to the redemption date. In addition, subject to certain exceptions, holders may require us to repurchase, for cash, all or part of their 2018 Notes upon a “fundamental change” (as defined in the Indenture) at a price equal to the purchase prices set forth in the Indenture, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2018 Notes then outstanding may declare the entire principal amount of all the 2018 Notes plus accrued interest, if any, to be immediately due and payable.

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

Seller notes: In July, 2012, we issued $14.3 million in 6% promissory notes as part of the consideration for our acquisition of microDATA, full payment of which was completed in accordance with the note terms on September 30, 2014.

We currently believe that we have sufficient capital resources with cash generated from operations as well as cash on hand to meet our anticipated cash operating expenses, working capital, and capital expenditure and debt service needs for the next twelve months. We have a Revolving Loan Facility through March 2018 of which $30 million was undrawn at September 30, 2015. We also have borrowing capacity under a capital lease facility. We may also consider raising capital in the public markets to meet capital needs and to invest in our business. Although we may need to return to the capital markets, establish new credit facilities, raise capital in private transactions in order to meet our capital requirements, we can offer no assurances that we will be able to access these potential sources of funds on terms acceptable to us or at all.

Contractual Commitments

As of September 30, 2015, our most significant commitments are term debt, non-cancelable operating leases, purchase obligations, and obligations under capital leases. We lease certain furniture and computer equipment under capital leases. We lease office space and equipment under non-cancelable operating leases. Purchase obligations represent contracts for parts and services in connection with our government satellite services and systems offerings. Our commitments consisted of the following:

	Within 12	1-3	3-5	More Than
($ in millions)	Months	Years	Years	5 Years	Total
Senior credit facility[1]	$7.9	$85.3	$—	$—	$93.2
7.75% Convertible notes obligation due 2018	3.9	57.8	—	—	61.7
Operating leases	5.9	13.1	3.9	2.3	25.2
Purchase obligations	17.8	5.1	—	—	22.9
Capital lease obligations	4.2	5.4	—	—	9.6
Total contractual commitments	$39.7	$166.7	$3.9	$2.3	$212.6

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

As required by Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2015.

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

The application and interpretation of applicable state and local sales and other tax laws to certain of our service and system offerings in certain jurisdictions is uncertain. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that the liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted if necessary. At September 30, 2015, the Company is subject to an ongoing state and local tax audit by the Washington State Department of Revenue. During the quarter, the state’s administrative law judge issued a report which led us to reduce our overall accrual for state and local tax settlements by about $1 million. As this and other tax audits progress in the normal course of business, the Company will review and adjust a provision for loss as appropriate

Other than the items discussed immediately above, we are not currently subject to any other material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors

There have not been any material changes to the information previously disclosed in Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine and Safety Disclosures

None.

Item 5. Other Information

(a)

Item 5.02.   Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On October 28, 2015, TCS provided written notice of termination to Mr. Drew A. Morin, Senior Vice President and Chief Technology Officer the Company.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of October 2015.

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
Maurice B. Tosé October 30, 2015

/S/ THOMAS M. BRANDT, JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas M. Brandt, Jr. October 30, 2015